Form 10-Q
period 1995-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1995-05-12
CIK 818033

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


/X/                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1995


/  /            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from __________ to __________


                         Commission file Number 0-16109


                         ADVANCED POLYMER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 94-2875566
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)


                   3696 HAVEN AVENUE, REDWOOD CITY, CA  94063
                    (Address of principal executive offices)


                                 (415) 366-2626
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

At April 30, 1995 the number of outstanding shares of the Company's common stock, par value $.01, was 16,404,399.

                                     INDEX





PART I.         FINANCIAL INFORMATION
                                                                        Page No.

  ITEM 1.       Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets                          3
                March 31, 1995 and December 31, 1994

                Condensed Consolidated Statements of Operations                4
                for the three months ended March 31, 1995 and 1994

                Condensed Consolidated Statements of Cash Flows                5
                for the three months ended March 31, 1995 and 1994

                Notes to Condensed Consolidated Financial Statements           6


  ITEM 2.       Management's Discussion and Analysis                           8
                of Financial Condition and Results of Operations


PART II.        OTHER INFORMATION


  ITEM 1.       Legal Proceedings                                             11

  ITEM 6.       Exhibits and Reports on Form 8-K                              11

                Signatures                                                    12


                         ADVANCED POLYMER SYSTEMS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




ASSETS                                             March 31, 1995        December 31, 1994
- ------                                             --------------        -----------------
Current assets:
 Cash and cash equivalents                           $ 4,239,414           $  2,741,994
 Marketable securities                                 1,277,715              1,775,502
 Pledged marketable securities                         2,063,610              1,945,620
 Trade accounts receivable, net                        3,362,574              1,887,388
 Inventory                                             8,979,804              7,002,026
 Prepaid expenses and other                              978,914              1,032,173
                                                     -----------           ------------

       Total current assets                           20,902,031             16,384,703

 Property and equipment, net                           5,060,156              5,106,525
 Assets held for sale                                    923,436                923,436
 Prepaid license fees                                    583,775                627,544
 Goodwill, net                                           308,193                348,393
 Other assets                                            122,818                117,561
                                                     -----------           ------------

                                                     $27,900,409           $ 23,508,162
                                                     ===========           ============

LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------
Current Liabilities:
 Accounts payable                                    $ 3,302,592           $  2,584,161
 Accrued expenses                                      1,865,307              2,388,793
 Accounts payable, Johnson & Johnson                   6,294,996              3,570,525
 Deferred revenues                                       750,000                      0
 Current portion - long-term debt                      2,200,000              2,200,000
                                                     -----------           ------------

       Total current liabilities                      14,412,895             10,743,479

Long-term debt                                           947,635                978,935
                                                     -----------           ------------

       Total liabilities                              15,360,530             11,722,414

Shareholders' equity:
 Common stock and common stock warrants               66,103,863             64,516,958
 Unrealized gain on securities                           189,997                113,166
 Accumulated deficit                                 (53,753,981)           (52,844,376)
                                                     -----------           ------------

       Total shareholders' equity                     12,539,879             11,785,748
                                                     -----------           ------------

                                                     $27,900,409           $ 23,508,162
                                                     ===========           ============

                            See accompanying notes.
                                       3

                         ADVANCED POLYMER SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     Three Months Ended    Three Months Ended
                                       March 31, 1995        March 31, 1994
                                     ------------------    ------------------
Product revenues                          $4,286,219          $ 5,008,138
Licensing revenues                           855,000               88,000
                                          ----------          -----------

Total revenues                             5,141,219            5,096,138

Cost of sales                              3,023,046            3,470,880
                                          ----------          -----------

Gross profit                               2,118,173            1,625,258

Research & development                       931,229            1,298,833
Selling & marketing                        1,104,241            1,014,960
Advertising & promotion                      273,163              482,581
General & administration                     746,606              657,017
                                          ----------          -----------

Total expenses                             3,055,239            3,453,391
                                          ----------          -----------

Operating loss                              (937,066)          (1,828,133)

Interest Income                               97,984               65,038

Interest expense                             (66,180)             (70,448)

Other income (expense)                           (33)                  73
                                          ----------          -----------

Loss before taxes                           (905,295)          (1,833,470)

Income tax expense                             4,310               15,803
                                          ----------          -----------

Net loss                                   ($909,605)         ($1,849,273)
                                          ==========          ===========

Loss per common share                         ($0.06)              ($0.13)
                                          ==========          ===========

Weighted average common
   shares outstanding                     16,179,214           13,890,604
                                          ==========          ===========



                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                          March 31, 1995       March 31, 1994
                                                          --------------       --------------
Cash flows from operating activities:
Net loss                                                      ($909,604)         ($1,849,273)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                               288,022              276,748
    Change in allowance for doubtful accounts                     2,205               17,738
    Gain on sale of equipment                                         0                  (68)
    Accretion of marketable securities                          (41,159)             (36,434)
    Changes in operating assets and liabilities:
       Trade accounts receivable                             (1,446,008)          (1,548,142)
       Inventory                                             (1,977,778)            (779,300)
       Prepaid license fees                                      34,467             (103,476)
       Other assets                                              16,897               78,126
       Current liabilities                                    3,669,417            3,425,552
                                                             ----------          -----------

Net cash used in operating activities                          (363,541)            (518,529)
                                                             ----------          -----------

Cash flows from investing activities:
Purchases of fixed assets, net of disposals                    (192,429)            (171,184)
Change in marketable securities                                 497,787                6,267
Repayment of long-term debt                                     (31,300)             (52,505)
                                                             ----------          -----------

Net cash provided from (used in) investing activities           274,058             (217,422)
                                                             ----------          -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock
  options, net of shares retired                                211,644            1,775,046
Proceeds from private placement, net of offering costs        1,375,261                    0
                                                             ----------          -----------

Net cash provided from financing activities                   1,586,905            1,775,046
                                                             ----------          -----------

Net increase in cash and cash equivalents                     1,497,422            1,039,095

Cash and cash equivalents, beginning of the
  period                                                      2,741,994            1,792,637
                                                            -----------          -----------

Cash and cash equivalents, end of the period                 $4,239,416          $ 2,831,732
                                                             ==========          ===========

                            See accompanying notes.
                                       5

                        ADVANCED POLYMER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1995 AND 1994
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and changes in cash for the three months ended March 31, 1995 and 1994.

     These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1994, 1993 and 1992.

     The condensed consolidated financial statements include the financial statements of the Company (APS) and its subsidiaries, Premier, Inc. ("Premier"), Advanced Consumer Products, Inc., and APS Joint Venture Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     The business of Premier, the Company's marketing and distribution subsidiary, is highly seasonal in that it markets and distributes sunscreen products under an exclusive distribution agreement with Johnson and Johnson. Sales of these products are heavily weighted to the first two quarters of the calendar year, so the results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The Company considers all short-term investments which have original maturities of less than three months to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

     Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1995.



(2)  COMMON SHARES OUTSTANDING AND PER SHARE INFORMATION

     Common stock outstanding as of March 31, 1995 is as follows:

                                                                      Number of Shares
                                                                      ----------------
      Common stock outstanding as of December 31, 1994                   16,043,121
      Options exercised after December 31, 1994                              51,000
      Shares issued in private placement                                    310,278
                                                                         ----------

             TOTAL SHARES                                                16,404,399
                                                                         ==========


      Per share information is based on the weighted average number of shares of common stock outstanding, as adjusted during each of the periods. Stock options and warrants (common stock equivalents) are not included in the calculations as their inclusion would be anti-dilutive.


(3)   PRIVATE PLACEMENT

      During the first quarter of 1995, APS received $1,375,261 net of offering costs through a previously announced private placement and sale of 310,278 shares of common stock and 310,278 warrants exercisable over a three-year period at an exercise price of $5.32 per share. The private placement was pursuant to an agreement made in 1994 for the sale of up to $8 million of common stock and warrants in six installments beginning June 1994 and ending September 29, 1995. In accordance with the private placement agreement, the Company has sold $6 million of common stock and warrants as of March 30, 1995. The remaining two optional installments in June and September 1995 totalling $2 million of Common Stock and warrants will not be sold by the Company.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              (ALL DOLLAR AMOUNTS ROUNDED TO THE NEAREST THOUSAND)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Revenues for the three months ended March 31, 1995 totalled $5,141,000 compared to $5,096,000 in the corresponding period of the prior year. This represented product revenues of $4,286,000 and licensing revenues of $855,000 compared to product revenues of $5,008,000 and licensing revenues of $88,000 in the first quarter of the prior year.

The decline in product revenues was primarily attributable to reduced sales of Sundown(R) suncare products (down $1,495,000 or 51%) marketed on behalf of Johnson & Johnson, Inc. (J&J). This decline was part of a planned strategy to manage customer ordering and prevent post-season returns. This was partially offset by a 48% increase in sales of Microsponge(R) delivery systems, principally to Dow Corning for supply to manufacturers of cosmetics and personal care products, and an increase of 47% in revenues from other consumer products. These included shipments of two lines of consumer products incorporating the Microsponge delivery system technology each of which grew by 18% over the first quarter of the prior year: Take-Off(R) make-up remover cloths reintroduced in the fourth quarter of 1994 incorporating the Microsponge technology and the Exact(R) line of acne products.

Licensing revenues increased from $88,000 in the first quarter of 1994 to $855,000, primarily due to the receipt of a milestone payment of $1,500,000 from Ortho Pharmaceutical Corporation (Ortho). This was received on the filing of the Company's New Drug Application (NDA) for the microsponge-entrapped tretinoin acne treatment which will be marketed by Ortho upon FDA approval. Half of this amount was recognized as income and half was treated as deferred royalty income, under the terms of the agreement with Ortho.

Gross profit for the first quarter was $2,118,000 or 41% of sales, compared to $1,625,000 or 32% of sales in the year-ago period. Excluding the license fees, which benefit revenues without any corresponding cost of sales, gross profit for the first quarter was consistent with the prior year.

Research and development expense decreased by $367,000 or 28% to $931,000 from the year-ago first quarter. This anticipated decrease primarily relates to reduced spending on now-completed clinical studies for the two New Drug Applications (NDAs) which the Company has filed. The second filing relating to the Company's tretinoin-based prescription acne treatment was submitted in February 1995.

Selling and marketing expense increased by $89,000 or 9% to $1,104,000. This increase primarily represented expenses associated with the establishment of the Company's ethical pharmaceutical marketing effort, partially offset by continued overhead reduction in the consumer products division.

Advertising and promotion expense decreased by $210,000 or 43% to $273,000 as the Company maintained its focus on cost-efficient point-of-sale advertising for Exact(R) and Take-off(R), having established a market presence for both products.

General and administrative expense increased by $89,000 or 14% to $746,000 due mainly to increased insurance costs.

Interest income increased by $33,000 or 51% to $98,000 due to higher cash balances during the quarter. Interest expense was essentially flat.

The net loss for the first quarter of $910,000 represents a 51% improvement over the net loss of $1,849,000 incurred in the first quarter of the prior year, due mainly to the receipt of the milestone payment on the filing of the NDA and the decrease in research and development expense.

CAPITAL RESOURCES AND LIQUIDITY

Total assets as of March 31, 1995 were $27,900,000 compared with $23,508,000 at December 31, 1994. Working capital increased to $6,490,000 from $5,642,000 at December 31, 1994. In the same period, cash equivalents and marketable securities increased to $5,517,000 from $4,518,000. During the first quarter of 1995, Company operations used $364,000 of cash.

The Company has financed its operations, including product research and development, from amounts raised in equity financings; the sale of consumer products, Microsponge delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments. The Company raised $16,636,000 in equity financings in 1992 and received an additional $10,492,000 in 1994 and the first quarter of 1995 from two private placements.

On March 31, 1995, the Company had $5,517,000 in cash, cash equivalents and short-term marketable securities. The Company's primary investment objectives for these assets are the preservation of capital and the maintenance of a high degree of liquidity.

Cash has been expended with regard to Phase III clinical tests of tretinoin entrapped in a Microsponge delivery system for the treatment of acne, and of ProZone, APS' Melanosponge product, together with related research and developments costs, all of which should decrease substantially in 1995 as the respective NDAs have been filed.

Additionally, the Company is contractually obligated to purchase minimum annual quantities of melanin. Failure to purchase the minimum quantities in 1995 would result in a mandatory payment of $600,000 to its melanin supplier under "take or pay" provisions.

In February 1995, the Company received a milestone payment of $1,500,000 from Ortho Pharmaceutical Corporation upon the filing of its NDA on the tretinoin acne treatment. Additionally, under the terms of one of the private placements arranged in 1994, the Company received net proceeds of $1,375,000 in March 1995.

The Company's existing cash, cash equivalents and short-term marketable securities, collections of trade accounts receivable, together with interest income and other revenue producing activities, are expected to be sufficient to meet the Company's near-term cash requirements assuming no changes to existing business plans. The Company is currently exploring a number of opportunities to generate additional cash to sustain and develop the business, including sales of idle assets, refinancing of existing debt, joint ventures, licensing opportunities and equity financings.

If the Company is unsuccessful in its efforts to raise additional cash, operating costs will have to be significantly reduced in the near term.

PART II.

      Item 1.      Legal Proceedings

                   None


      Item 6.      Exhibits and Reports on Form 8-K

                   (a)  Exhibits:     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date:  May 12, 1995                  By: /s/ John J. Meakem, Jr.
       ------------                      -------------------------
                                           John J. Meakem, Jr.
                                           Chairman, President and
                                           Chief Executive Officer



Date:   May 12, 1995                 By: /s/ Michael O'Connell
        ------------                     -------------------------
                                           Michael O'Connell
                                           Chief Financial Officer