Form 10-Q
period 1995-06-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1995-08-11
CIK 818033

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


/X/                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended June  30, 1995

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

Yes  X   No ___

      At July 31, 1995 the number of outstanding shares of the Company's common stock, par value $.01, was 16,464,420.

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                        PAGE NO.
                                                                                        --------
     ITEM 1.       Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets                                      3
                   June 30, 1995 and December 31, 1994

                   Condensed Consolidated Statements of Operations                            4
                   for the three and six months ended June 30, 1995
                   and 1994

                   Condensed Consolidated Statements of Cash Flows                            5
                   for the six months ended June 30, 1995 and 1994

                   Notes to Condensed Consolidated Financial Statements                       6


     ITEM 2.       Management's Discussion and Analysis                                       8
                   of Financial Condition and Results of Operations


PART II.           OTHER INFORMATION


     ITEM 1.       Legal Proceedings                                                         11

     ITEM 6.       Exhibits and Reports on Form 8-K                                          11

                   Signatures                                                                12


                         ADVANCED POLYMER SYSTEMS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                                                  June 30, 1995              December 31, 1994
- ------                                                                  -------------              -----------------
Current assets:
   Cash and cash equivalents                                            $  2,178,824                  $  2,741,994
   Marketable securities                                                     487,560                     1,775,502
   Pledged marketable securities                                           2,217,750                     1,945,620
   Trade accounts receivable, net                                          4,696,474                     1,887,388
   Inventory                                                               8,447,709                     7,002,026
   Prepaid expenses and other                                              1,046,795                     1,032,173
                                                                        ------------                  ------------

            Total current assets                                          19,075,112                    16,384,703

   Property and equipment, net                                             4,877,934                     5,106,525
   Assets held for sale                                                      923,436                       923,436
   Prepaid license fees                                                      539,308                       627,544
   Goodwill, net                                                             267,994                       348,393
   Other assets                                                              155,343                       117,561
                                                                        ------------                  ------------

                                                                        $ 25,839,127                  $ 23,508,162
                                                                        ============                  ============

LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------
Current Liabilities:
   Accounts payable                                                     $  3,465,407                  $  2,584,161
   Accrued expenses                                                        1,843,808                     2,388,793
   Accounts payable, Johnson & Johnson                                     5,992,409                     3,570,525
   Deferred revenues                                                         750,000                             0
   Current portion - long-term debt                                        2,100,000                     2,200,000
                                                                        ------------                  ------------

            Total current liabilities                                     14,151,624                    10,743,479

Long-term debt                                                               832,886                       978,935
                                                                        ------------                  ------------

            Total liabilities                                             14,984,510                    11,722,414

Shareholders' equity:
   Common stock and common stock warrants                                 66,239,628                    64,516,958
   Unrealized gain on securities                                             311,354                       113,166
   Accumulated deficit                                                  (55,696,365)                  (52,844,376)
                                                                        ------------                  ------------

            Total shareholders' equity                                    10,854,617                    11,785,748
                                                                        ------------                  ------------

                                                                        $ 25,839,127                  $ 23,508,162
                                                                        ============                  ============

                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    3 Months Ended      3 Months Ended        6 Months Ended        6 Months Ended
                                     June 30, 1995       June 30, 1994         June 30, 1995         June 30, 1994
                                     -------------       -------------         -------------         -------------
Product revenues                      $4,711,201           $3,830,332            $8,997,420            $8,838,471
Licensing revenues                        30,000              545,403               885,000               633,402
                                     -----------          -----------           -----------           -----------
Total revenues                         4,741,201            4,375,735             9,882,420             9,471,873

Cost of sales                          3,348,289            3,070,903             6,371,335             6,541,783
                                     -----------          -----------           -----------           -----------

Gross profit                           1,392,912            1,304,832             3,511,085             2,930,090

Research & development                   983,292            1,875,156             1,914,521             3,173,989
Selling & marketing                    1,256,449              993,060             2,360,690             2,008,020
Advertising & promotion                  326,061              433,150               599,224               915,731
General & administration                 784,237              731,057             1,530,843             1,388,074
                                     -----------          -----------           -----------           -----------

Total expenses                         3,350,039            4,032,423             6,405,278             7,485,814
                                     -----------          -----------           -----------           -----------

Operating loss                        (1,957,127)          (2,727,591)           (2,894,193)           (4,555,724)

Interest Income                           88,413               82,997               186,397               148,035

Interest expense                         (66,580)             (71,180)             (132,760)             (141,628)

Other expense                               (714)              (6,240)                 (747)               (6,167)
                                     -----------          -----------           -----------           -----------

Loss before taxes                     (1,936,008)          (2,722,014)           (2,841,303)           (4,555,484)

Income tax expense                         6,376                9,862                10,686                25,665
                                     -----------          -----------           -----------           -----------

Net loss                             ($1,942,384)         ($2,731,876)          ($2,851,989)          ($4,581,149)
                                     ===========          ===========           ===========           ===========

Loss per common share                     ($0.12)              ($0.18)               ($0.17)              ($0.32)
                                     ===========          ===========           ===========           ===========

Weighted average common
   shares outstanding                 16,415,732           14,866,756            16,297,473            14,378,680
                                     ===========          ===========           ===========           ===========





                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                         June 30, 1995              June 30, 1994
                                                                         -------------              -------------
Cash flows from operating activities:
Net loss                                                                  ($2,851,989)               ($4,581,149)
Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation and amortization                                           578,970                    553,746
      Change in allowance for doubtful accounts                                  (412)                    (8,264)
      Gain on sale of equipment                                                     0                       (488)
      Accretion of marketable securities                                      (75,802)                   (73,650)
      Changes in operating assets and liabilities:
            Trade accounts receivable                                      (2,777,291)                (2,488,587)
            Inventory                                                      (1,445,683)                 1,244,975
            Prepaid license fees                                               68,934                     55,122
            Other assets                                                      (82,532)                   (17,260)
            Current liabilities                                             3,408,146                  2,179,053
                                                                          -----------                -----------

Net cash used in operating activities                                      (3,177,659)                (3,136,502)
                                                                          -----------                -----------

Cash flows from investing activities:
Purchases of fixed assets, net of disposals                                  (251,932)                  (321,133)
Change in marketable securities                                             1,289,800                  1,018,609
Repayment of long-term debt                                                  (146,049)                  (212,464)
                                                                          -----------                -----------

Net cash provided from investing activities                                   891,819                    485,012
                                                                          -----------                -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock
   options, net of shares retired                                             338,644                  1,764,035
Proceeds from private placement, net of offering costs                      1,384,026                  6,346,530
                                                                          -----------                -----------

Net cash provided from financing activities                                 1,722,670                  8,110,565
                                                                          -----------                -----------

Net increase (decrease) in cash and cash equivalents                         (563,170)                 5,459,075

Cash and cash equivalents, beginning of the
   period                                                                   2,741,994                  1,792,637
                                                                          -----------                -----------

Cash and cash equivalents, end of the period                               $2,178,824                 $7,251,712
                                                                          ===========                ===========

                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



 (1)  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and changes in cash for the six months ended June 30, 1995 and 1994.

      These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1994, 1993 and 1992.

      The condensed consolidated financial statements include the financial statements of the Company (APS) and its subsidiaries, Premier, Inc. (Premier), Advanced Consumer Products, Inc., and APS Joint Venture Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 (2)  COMMON SHARES OUTSTANDING AND PER SHARE INFORMATION

      Common stock outstanding as of June 30, 1995 is as follows:

                                                                            Number of Shares
                                                                            ----------------
      Common stock outstanding as of December 31, 1994                         16,043,121
      Options exercised after December 31, 1994                                    84,000
      Shares issued in private placement                                          310,278
                                                                               ----------

             TOTAL SHARES                                                      16,437,399
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

 ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              (ALL DOLLAR AMOUNTS ROUNDED TO THE NEAREST THOUSAND)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Revenues for the three months ended June 30, 1995 were $4,741,000 compared to $4,376,000 in the corresponding period of the prior year. This represented product revenues of $4,711,000, an increase of $881,000 or 23% from the second quarter of the prior year, and licensing revenues of $30,000, a decrease of $515,000 or 94% from the prior year's second quarter.

The increase in product revenues is primarily attributable to an increase of 57% in products which incorporate Company-produced delivery systems. In this category, sales of the Exact(R) line of acne products increased by 26%, Take-Off make-up remover cloths/facial cleansers increased by 30% and shipments to customers of the Company's alliance with Dow Corning increased by 64% over the corresponding period in the prior year.

This was partially offset by a slight net decrease in sales of other products which do not incorporate Microsponge(R) delivery systems, being principally the suncare products which are in-licensed from Johnson & Johnson, Inc.

Licensing revenues decreased to $30,000 from $545,000. The second quarter of the prior year included $500,000 received from J&J which was recognized under the percentage-of-completion method to offset the expense of clinical studies which have now been completed.

Gross profit for the second quarter was $1,393,000 compared to $1,305,000 in the same period of the prior year, an increase of 7%. As a percentage of product revenues, gross profit increased to 29% from 20% in the year-ago quarter. This was due primarily to increased volume and overhead absorption in the Company's manufacturing facility and improved sales mix of higher margin consumer products.

Operating expense in total decreased by $682,000 or 17% to $3,350,000. Research and development expense decreased by $892,000 or 48% to $983,000 as anticipated due to the reduced spending on now-completed clinical studies for the two New Drug Applications (NDAs) which the Company has filed.

Selling and marketing expense increased by $263,000 or 27% to $1,256,000. This is primarily due to the establishment of the Company's ethical pharmaceutical marketing effort, as well as increased distribution costs associated with the higher sales levels.

Advertising and promotion expense decreased by $107,000 or 25% to $326,000 as the Company maintained its focus on cost-efficient point-of-sale advertising. General and administrative expense increased by $53,000 or 7% to $784,000 due mainly to increased insurance costs.

Interest income and expense were essentially flat for the quarter.

The net loss for the second quarter of $1,942,000 represents an improvement of $789,000 or 29% over the year-ago quarter, resulting primarily from the improved sales mix and the substantial reduction in R&D expense.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Revenues for the six months ended June 30, 1995 totalled $9,882,000, an increase of $411,000 or 4% over the corresponding period of the prior year.

Product revenues increased by $159,000 or 2% to $8,997,000 while licensing revenues increased by $252,000 or 40% to $885,000. The increase in product sales is primarily due to an increase in revenues from polymer supply shipments to the Dow Corning alliance of $781,000 or 102% for supply to manufacturers of cosmetics and personal care products and an increase in revenues from consumer products other than suncare of $759,000 or 48%. Of this increase in consumer products, sales of the Exact(R) acne product line increased by 23% and sales of Microsponge(R) enhanced Take-Off make-up remover cloths increased by 24% over the year-ago period. This was offset by an anticipated decrease in shipments of the in-licensed J&J suncare products of $1,767,000 or 35%. This decrease was primarily the result of a planned strategy to better manage customer order levels and reduce post-season returns.

Licensing revenues increased by $252,000 or 40% to $885,000. This was due to the receipt of a milestone payment of $1,500,000 from J&J on the filing of the NDA on Microsponge-entrapped tretinoin, half of which was recognized as revenues. This was offset by revenue of $500,000 recognized in the first half of the prior year under the percentage-of-completion method for now-completed clinical trials.

Gross profit for the first half of 1995 of $3,511,000 represented an increase of $581,000 or 20% over the corresponding period of the prior year. This was primarily due to increased volume and overhead absorption in the Company's manufacturing facility, in conjunction with increased sales of higher margin consumer products.

Research and development expense decreased by $1,259,000 or 40% to $1,915,000 for the first six months of 1995 due to substantially reduced expenses related to clinical studies.

Selling and marketing expense increased by $353,000 or 18% to $2,361,000 due to variable expenses associated with the higher sales volume and the establishment of the Company's ethical pharmaceutical marketing effort. Advertising and promotion expense decreased by $317,000 or 35% to $599,000 due to a shift to more cost efficient point-of-sale advertising.

General and administrative expense increased by $143,000 or 10% due principally to higher insurance costs.

Interest income increased to $186,000 from $148,000 due to higher average cash balances and higher interest rates. Interest expense was essentially flat.

The operating loss for the first six months of 1995 of $2,852,000 showed an improvement of $1,729,000 or 38% over the corresponding period of the prior year.


CAPITAL RESOURCES AND LIQUIDITY

Total assets as of June 30, 1995 were $25,839,000 compared with $23,508,000 at December 31, 1994. Working capital decreased to $4,924,000 from $5,642,000 at December 31, 1994. In the same period, cash equivalents and marketable securities decreased to $2,666,000 from $4,517,000. During the first six months of 1995, Company operations used $3,178,000 of cash.

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

On June 30, 1995, the Company had $2,666,000 in cash, cash equivalents and short-term marketable securities. The Company's primary investment objectives for these assets are the preservation of capital and the maintenance of a high degree of liquidity. The Company is currently planning to execute various proposals to generate additional cash to sustain and develop the business, including sale of idle assets, refinancing of existing debt, joint ventures, licensing opportunities and debt financing.

Cash has been expended with regard to Phase III clinical tests of tretinoin entrapped in a Microsponge delivery system for the treatment of acne, and of ProZone, APS' Melanosponge product, together with related research and developments costs, all of which have decreased substantially in 1995 as the respective NDAs have been filed.

Additionally, the Company is contractually obligated to purchase minimum quantities of melanin. Failure to purchase the minimum quantities in 1995 would result in a mandatory payment of $600,000 to its melanin supplier under "take or pay" provisions.

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




                                        ADVANCED POLYMER SYSTEMS, INC.





      Date:  August 11, 1995            By: /s/ John J. Meakem, Jr.
                                           -------------------------------
                                            John J. Meakem, Jr.
                                            Chairman, President and
                                            Chief Executive Officer



      Date:  August 11, 1995            By: /s/ Michael O'Connell
                                           -------------------------------
                                            Michael O'Connell
                                            Chief Financial Officer