Form 10-Q
period 1995-09-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1995-11-14
CIK 818033

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


   [X]             Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

   [ ]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from __________ to __________


                         Commission file Number 0-16109
                                                -------

                         ADVANCED POLYMER SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                94-2875566
     -------------------------------                 ------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)


                   3696 Haven Avenue, Redwood City, CA  94063
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 366-2626
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

     At October 31, 1995 the number of outstanding shares of the Company's common stock, par value $.01, was 16,580,391.

                                     INDEX





PART I.            FINANCIAL INFORMATION                                                     Page No.
                                                                                             --------
     ITEM 1.       Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets                                         3
                   September 30, 1995 and December 31, 1994

                   Condensed Consolidated Statements of Operations                               4
                   for the three and nine months ended
                   September 30, 1995 and 1994

                   Condensed Consolidated Statements of                                          5
                   Cash Flows for the nine months ended
                   September 30, 1995 and 1994

                   Notes to Condensed Consolidated Financial                                     6
                   Statements

     ITEM 2.       Management's Discussion and Analysis                                          9
                   of Financial Condition and Results of
                   Operations


PART II.           OTHER INFORMATION


     ITEM 1.       Legal Proceedings                                                            12

     ITEM 6.       Exhibits and Reports on Form 8-K                                             12

                   Signatures                                                                   13

                         ADVANCED POLYMER SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        September 30, 1995                December 31, 1994
                                                        ------------------                -----------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                 $6,080,192                      $2,741,994
   Marketable securities                                        488,102                       1,775,502
   Pledged marketable securities                                     --                       1,945,620
   Trade accounts receivable, net                             3,483,400                       1,887,388
   Inventory                                                  8,548,379                       7,002,026
   Prepaid expenses and other                                 1,150,484                       1,032,173
                                                             ----------                      ----------

            Total current assets                             19,750,557                      16,384,703

   Property and equipment, net                                4,656,954                       5,106,525
   Assets held for sale                                         923,436                         923,436
   Prepaid license fees                                         500,454                         627,544
   Goodwill, net                                                227,795                         348,393
   Other assets                                                 747,722                         117,561
                                                            -----------                     -----------

                                                            $26,806,918                     $23,508,162
                                                            ===========                     ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Current Liabilities:
   Accounts payable                                          $4,121,455                      $2,584,161
   Accrued expenses                                           1,632,866                       2,388,793
   Accounts payable, Johnson & Johnson                        4,790,501                       3,570,525
   Deferred revenues                                            750,000                              --
   Current portion - long-term debt                             702,359                       2,200,000
                                                            -----------                     -----------

            Total current liabilities                        11,997,181                      10,743,479

Long-term debt                                                5,444,875                         978,935
                                                            -----------                     -----------

            Total liabilities                                17,442,056                      11,722,414

Shareholders' equity:
   Common stock and common stock warrants                    67,039,451                      64,516,958
   Unrealized gain on marketable securities                      20,605                         113,166
   Accumulated deficit                                      (57,695,194)                    (52,844,376)
                                                            -----------                     -----------

            Total shareholders' equity                        9,364,862                      11,785,748
                                                            -----------                     -----------

                                                            $26,806,918                     $23,508,162
                                                            ===========                     ===========


                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                          3 Months Ended           3 Months Ended        9 Months Ended           9 Months Ended
                        September 30, 1995      September 30, 1994     September 30, 1995        September 30, 1994
                        ------------------      ------------------     ------------------        ------------------
Product revenues             $3,036,546             $3,187,983             $12,033,966               $12,026,453
Licensing revenues               20,000                209,958                 905,000                   843,361
                             ----------             ----------             -----------               -----------

Total revenues                3,056,546              3,397,941              12,938,966                12,869,814

Cost of sales                 1,904,456              2,572,627               8,275,791                 9,114,410
                             ----------             ----------             -----------               -----------

Gross profit                  1,152,090                825,314               4,663,175                 3,755,404

Research & development          941,017              1,666,001               2,855,538                 4,839,990
Selling & marketing           1,191,543                855,251               3,552,233                 2,863,271
Advertising & promotion         499,137                366,035               1,098,361                 1,281,766
General & administration        713,915                697,334               2,244,758                 2,085,408
                             ----------             ----------             -----------               -----------

Total expenses                3,345,612              3,584,621               9,750,890                11,070,435
                             ----------             ----------             -----------               -----------

Operating loss               (2,193,522)            (2,759,307)             (5,087,715)               (7,315,031)

Interest income                  51,579                114,712                 237,976                   262,747

Interest expense                (71,420)               (68,680)               (204,180)                 (210,308)

Other income (expense)          225,268                    392                 224,521                    (5,775)
                             ----------             ----------             -----------               -----------

Loss before taxes            (1,988,095)            (2,712,883)             (4,829,398)               (7,268,367)

Income tax expense
 (benefit)                       10,734                 (2,999)                 21,420                    22,666
                             ----------             ----------             -----------               -----------

Net loss                    ($1,998,829)           ($2,709,884)            ($4,850,818)              ($7,291,033)
                            ===========            ===========             ===========               ===========

Loss per common share            ($0.12)                ($0.17)                 ($0.30)                   ($0.49)
                            ===========            ===========             ===========               ===========

Weighted average common
   shares outstanding        16,513,687             15,499,591              16,369,544               14,752,317
                            ===========            ===========             ===========               ==========





                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                              September 30, 1995         September 30, 1994
                                                              ------------------         ------------------
Cash flows from operating activities:
Net loss                                                         ($4,850,818)               ($7,291,033)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                                  897,824                    835,958
      Change in allowance for doubtful accounts                         (460)                  (123,156)
      Gain on sale of equipment                                           --                      (848)
      Gain on sale of long-term marketable
        securities                                                  (234,323)                        --
      Accretion of marketable securities                            (117,190)                  (111,666)
      Changes in operating assets and
        liabilities:
            Trade accounts receivable                             (2,174,487)                   751,205
            Inventory                                             (1,546,353)                 1,564,694
            Prepaid license fees                                     127,090                     82,683
            Other assets                                            (694,378)                  (596,118)
            Current liabilities                                    2,651,343                   (690,072)
                                                                  ----------                 ----------

Net cash used in operating activities                             (5,941,752)                (5,578,353)
                                                                  ----------                 ----------

Cash flows from investing activities:
Purchases of fixed assets                                           (274,970)                  (515,215)
Change in marketable securities                                    1,289,258                  1,022,239
Purchase of U.S. government securities                            (2,500,000)                        --
Proceeds from sale of long-term marketable
   securities                                                      2,228,670                         --
                                                                  ----------                 ----------

Net cash provided from investing
   activities                                                        742,958                    507,024
                                                                  ----------                 ----------

Cash flows from financing activities:
Proceeds from the exercise of common
   stock options                                                   1,005,731                  1,837,035
Proceeds from long-term debt and warrants                          6,147,234                         --
Repayment of long-term debt                                               --                  (288,595)
Proceeds from private placement, net of
   offering costs                                                  1,384,027                  7,821,139
Distributions                                                             --                   (73,000)
                                                                  ----------                 ----------

Net cash provided from financing
   activities                                                      8,536,992                  9,296,579
                                                                  ----------                 ----------

Net increase in cash and cash
   equivalents                                                     3,338,198                  4,225,250

Cash and cash equivalents, beginning
   of the period                                                   2,741,994                  1,792,637
                                                                  ----------                 ----------

Cash and cash equivalents, end of the period                      $6,080,192                 $6,017,887
                                                                  ==========                 ==========

Supplemental disclosure of non-cash financing transactions:

  In September, 1995, the Company offset its note payable to Dow Corning
    Corporation ("DCC") against its receivable from DCC. This resulted in a decrease in long-term debt, short-term debt and accounts receivable of $478,935, $100,000 and $578,935, respectively.

  During the third quarter, the Company extinguished a debt through an insubstance defeasance transaction by placing U.S. government securities in an irrevocable trust to fund all future scheduled payments on the debt (Note 4).
                            See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



         (1)     BASIS OF PRESENTATION

                 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company") as of September 30, 1995 and the results of their operations for the three and nine months ended September 30, 1995 and 1994, and their cash flows for the nine months ended September 30, 1995 and 1994.

                 These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1994, 1993 and 1992.

                 The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, Premier, Inc. ("Premier"), Advanced Consumer Products, Inc., APS Analytical Standards, Inc., and APS Joint Venture Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

                 The business of Premier, the Company's marketing and distribution subsidiary, is highly seasonal in that it markets and distributes sunscreen products under an exclusive distribution agreement with Johnson & Johnson. Sales of these products are heavily weighted to the first two quarters of the calendar year, so the results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

         (2)     COMMON SHARES OUTSTANDING AND PER SHARE INFORMATION

                 Common stock outstanding as of September 30, 1995 is as follows:

                                                                                                Number of Shares
                                                                                                ----------------
                         Common stock outstanding as of December 31, 1994                           16,043,121
                         Options exercised after December 31, 1994                                     221,992
                         Shares issued in private placement after December 31, 1994                    310,278
                                                                                                    ----------

                               TOTAL SHARES                                                         16,575,391
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


         (3)     PRIVATE PLACEMENT

                 During the first quarter of 1995, the Company received $1,384,027 net of offering costs through a previously announced private placement and sale of 310,278 shares of common stock and 310,278 warrants exercisable over a three-year period at an exercise price of $5.32 per share. The private placement was pursuant to an agreement made in 1994 for the sale of up to $8 million of common stock and warrants in six installments beginning June 1994 and ending September 29, 1995. In accordance with the private placement agreement, the Company sold $6 million of common stock and warrants through March 30, 1995. The remaining two optional installments in June and September 1995 totalling $2 million of Common Stock and warrants will not be sold by the Company.

         (4)     INSUBSTANCE DEFEASANCE OF DEBT

                 In September, 1995, the Company sold its pledged marketable security and used the proceeds to purchase approximately $2.5 million of U.S. government securities. The Company deposited these securities into an irrevocable trust to complete an insubstance defeasance of the Company's Industrial Revenue Bonds. The funds will be used solely to satisfy future principal and interest payments on the $2.5 million Industrial Revenue Bonds. Accordingly, the government securities and the Industrial Revenue Bonds have been excluded from the September 1995 balance sheet. The debt extinguishment did not have a material impact on the Company's earnings.

         (5)     LONG-TERM DEBT

                 During the third quarter of 1995, the Company received an aggregate amount of $6.1 million from two financing agreements.

                 The first financing arrangement is a $3 million bank loan with an interest rate equal to two percentage points above the Prime Rate. Interest is payable monthly and principal is due in non-equal installments commencing December 1, 1996 through March 1, 1999. The loan is secured by the assets and operating cash flows of a subsidiary of the Company, and guaranteed by the Company. A total of 32,500 warrants were issued in conjunction with this financing with an initial exercise price of $7.00 per share of common stock. These warrants expire on March 27, 2000.

                 The second financing arrangement is a $3.1 million loan secured by certain real and personal property. Principal and interest payments are due in equal monthly installments commencing October, 1995 through September 1999. The effective interest rate on the loan is approximately 11%.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              (ALL DOLLAR AMOUNTS ROUNDED TO THE NEAREST THOUSAND)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues for the three month period ended September 30, 1995 were $3,057,000 compared to $3,398,000 in the corresponding period of the prior year. Product revenues totalled $3,037,000 compared to $3,188,000 in the third quarter of the prior year, a decrease of $151,000 or 5%. Licensing revenues amounted to $20,000 compared to $210,000 in the year-ago third quarter.

The slight decrease in product revenues arose principally because the prior year included large close-out sales of the old version of the Take-Off(R) make-up remover which was reintroduced later in 1994 incorporating a Microsponge(R) system. As anticipated, sales of Johnson & Johnson (J&J) suncare products were also smaller than the prior year's quarter. These decreases were partially offset by one month of sales of Neet(R) depilatories to which the Company acquired exclusive U.S. rights from Reckitt and Coleman on September 1, 1995. Sales of the Exact(R) product line also increased by 94% over the prior year's quarter due in part to the launch of four line extensions in the third quarter -- Exact Overnight Pore Treatment, Exact Face Wash, Exact Adult Acne Cream, and Exact Face Wipes.

Polymer supply sales were slightly down in the quarter due to a reduction in shipments to Scott Paper Company.

The decrease in licensing revenues were primarily due to variations in the timing of recognition of payments from J&J's Ortho subsidiary which were recognized in the prior year's third quarter under the percentage-of-completion method to offset the expense of clinical studies which have now been completed.

Gross profit increased by $327,000 or 40% to $1,152,000 for the three months ended September 30, 1995. As a percentage of product sales, gross profit increased from 26% to 38%. This was primarily due to sales mix, in that sales of higher margin consumer products, particularly Exact and Neet, represented a higher percentage of overall sales.

Operating expenses for the third quarter decreased by $239,000 or 7% to $3,346,000. Research and development expense decreased by $725,000 or 44% to $941,000 due to the reduced spending on now-completed clinical studies for the two New Drug Applications (NDA's) which the Company has filed. This was partially offset by an increase of $336,000 or 39% in selling and marketing expense due to the establishment of the company's ethical pharmaceutical marketing effort and increased distribution and commission expense.

In addition, advertising and promotion expense increased due to test television advertising for the Exact product line. General and administrative expense was essentially flat.

The operating loss for the quarter amounted to $2,194,000, an improvement of $566,000 or 21% over the prior year's quarter.

Interest income decreased from $115,000 to $52,000 due to lower average cash balances for the quarter. Interest expense was essentially flat. Other income for the third quarter of $225,000 represented a gain from the sale of marketable securities which had been held as security for debt.

The net loss for the quarter of $1,999,000 represented a decrease of $711,000 compared to the prior year's quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues for the nine months ended September 30, 1995 totalled $12,939,000, representing an increase of $69,000 or 0.5% over the corresponding period of the prior year. Product revenues were essentially flat whereas licensing revenues increased by 7% to $905,000.

Polymer supply shipments increased in the nine month period by $1,070,000 or 42% to $3,628,000 due mainly to a 51% increase in revenues from the Dow Corning alliance on sales of entrapment systems to manufacturers of cosmetic and personal care products.

Sales of consumer products decreased by $1,069,000 or 13%. This was principally due to a decrease in sales of Johnson & Johnson suncare products of $2,032,000 or 39%, as a result of a planned strategy to better manage customer order levels and reduce post-season returns. This was partially offset by an increase of $452,000 or 49% in sales of the Exact line of acne products due in part to the introduction of four line extensions in the third quarter. The first month's sales of the Neet line of depilatory products acquired from Reckitt and Coleman also helped to offset this decrease.

Licensing revenues increased by $62,000, or 7%, to $905,000 due mainly to variations in the timing of recognition of payments from Ortho Pharmaceutical related to the development of Microsponge-entrapped tretinoin acne treatment.

Gross margin for the nine month period ended September 30, 1995 was 36% compared to 29% in the prior year.

As a percentage of product revenues, the gross profit increased from 31% to 39% due mainly to increased volume of, and profits on, polymer supply shipments and improved sales mix in that sales of higher-margin consumer products represented an increased percentage of overall sales.

Operating expenses for the nine months decreased by $1,320,000 or 12% due mainly to the anticipated savings in research and development. These amounted to $1,984,000 or 41% for the period. These savings were offset by increased spending on selling and marketing in the ethical pharmaceutical and consumer products categories due to new and anticipated product launches.

The operating loss for the nine month period amounted to $5,088,000, a decrease of $2,227,000 or 30% from the prior year period.

Interest income and expense were essentially flat. Other income of $226,000 represented a gain on a sale of marketable securities which had been held as security for debt.

The net loss for the nine month period of $4,851,000 was lower than the prior year period by $2,440,000 or 33%.


CAPITAL RESOURCES AND LIQUIDITY

During the third quarter of 1995, the Company raised an aggregate amount of $6.1 million from two financing agreements. The first financing arrangement was a $3,000,000 bank loan collateralized by the assets and operating cash flows of a subsidiary of the Company, and guaranteed by the Company. The second financing arrangement is a $3.1 million loan secured by certain real and personal property.

Total assets as of September 30, 1995 were $26,807,000 compared with $23,508,000 at December 31, 1994. Working capital increased to $7,753,000 from $5,641,000 at December 31, 1994. During the first nine months of 1995, the Company's operations used $5,372,000 in cash.

On September 30, 1995, the Company had $6,568,000 in cash, cash equivalents and short-term marketable securities. The Company's primary investment objective for these assets are the preservation of capital and the maintenance of a high degree of liquidity.

Cash has been expended with regard to Phase III clinical tests of tretinoin entrapped in a Microsponge delivery system for the treatment of acne, and of ProZone, APS' Melanosponge product, together with related research and development costs, all of which have decreased substantially in 1995 as the respective NDAs have been filed.

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


PART II.

         Item 1. Legal Proceedings

                 None


         Item 6. Exhibits and Reports on Form 8-K

                 (a)      Exhibits:

                          10-S -- Lease Agreement between Registrant and
                                  Financing for Science International dated
                                  September 1, 1995.

                          10-T -- Security and Loan Agreement between
                                  Registrant and Venture Lending dated
                                  September 27, 1995

 .                         27   -- Financial Data Schedules.

                 (b)      Reports on Form 8-K:  None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ADVANCED POLYMER SYSTEMS, INC.





      Date: November 13, 1995                By: /s/ John J. Meakem, Jr.
            -----------------                ---------------------------------
                                                 John J. Meakem, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer



      Date: November 13, 1995                By: /s/ Michael O'Connell
            -----------------                ----------------------------------
                                                 Michael O'Connell
                                                 Chief Financial Officer

                                EXHIBIT INDEX

10-S -- Lease Agreement between Registrant and Financing for Science
        International dated September 1, 1995.

10-T -- Security and Loan Agreement between Registrant and Venture
        Lending dated September 27, 1995.

27   -- Financial Data Schedules.