Form 10-K405
period 1995-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1996-03-27
CIK 818033

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from __________ to __________.

Commission File Number  0-16109

                         ADVANCED POLYMER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    94-2875566
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3696 Haven Avenue, Redwood City, California               94063
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (415) 366-2626

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                [X]

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant as of February 29, 1996, was $59,924,243. (1)

As of February 29, 1996, 17,139,292 shares of registrant's Common Stock, $.01 par value, were outstanding.

                                        Exhibit Index at Page   43
                                                  Total Pages   43

--------------------------------------------------------------------------------
1 Excludes 6,243,975 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 29, 1996. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT

                                                                            FORM
                                                                            10-K
                                                                            PART

Definitive Proxy Statement to be used in connection with the Annual          III
Meeting of Stockholders.

                                TABLE OF CONTENTS

ITEM                                                                                                  PAGE
----                                                                                                  ----

                                     PART I

   1.      Business                 _______________________________________________________________     1

   2.      Properties                ______________________________________________________________    12

   3.      Legal Proceedings               ________________________________________________________    13

   4.      Submission of Matters to a Vote of Security Holders         ____________________________    13


                                     PART II

   5.      Market for the Registrant's Common Equity and Related Shareholder Matters  _____________    14

   6.      Selected Financial Data             ____________________________________________________    14

   7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations             __________________________________________________    15

   8.      Financial Statements and Supplementary Data           __________________________________    22

   9.      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure             __________________________________________________    37


                                    PART III

  10.      Directors and Executive Officers of the Registrant       _______________________________    37

  11.      Executive Compensation                __________________________________________________    37

  12.      Security Ownership of Certain Beneficial Owners and Management         _________________    37

  13.      Certain Relationships and Related Transactions         _________________________________    37

                                     PART IV

  14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K _______________________    38

           Signatures                 _____________________________________________________________    40

PART I

ITEM 1.   BUSINESS

INTRODUCTION--FORWARD-LOOKING STATEMENTS

To the extent that this report discusses future financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval and acceptance of new products, the costs associated with new product introductions, as well as other factors described below under the headings "APS Technology", "Products", Ethical Dermatology", "License and Technology--Related Agreements", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in
Item 7 below.

THE COMPANY

Advanced Polymer Systems, Inc. and subsidiaries ("APS" or the
"Company") is using its patented Microsponge(R) delivery systems and related proprietary technologies to enhance the safety, effectiveness and aesthetic quality of topical prescription, over-the-counter ("OTC") and personal care products. The Company is currently manufacturing and marketing in the U.S. nine OTC products based on its technology and is manufacturing and selling Microsponge systems for use by corporate customers in approximately 70 different cosmetic and personal care products sold worldwide. APS holds 81 issued U.S. and foreign patents on its technology and has over 32 other patent applications pending.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. On April 2, 1993, the Company acquired Premier Inc., a marketing and distribution company specializing in over-the-counter drug and personal care products. The business combination was accounted for as a pooling of interests.

Products under development or in the marketplace utilize the Company's Microsponge systems in three primary ways: 1) as reservoirs releasing active ingredients over an extended period of time, 2) as receptacles for absorbing undesirable substances, such as excess skin oils, or 3) as closed containers holding ingredients away from the skin for superficial action. The resulting benefits include extended efficacy, reduced skin irritation, cosmetic elegance, formulation flexibility and improved product stability.

In ethical dermatology, New Drug Applications ("NDAs") seeking marketing clearance on two APS-developed ethical dermatology products have been filed with the U.S. Food and Drug Administration ("FDA"). The first filing in September 1994 was for a melanin-based sun protection cream. The second NDA, which was submitted in February 1995, was for a prescription acne preparation licensed to Ortho Pharmaceutical Corporation, a Johnson & Johnson ("J&J") subsidiary.

APS has established several alliances with multinational corporations including J&J and Rhone-Poulenc Rorer to develop products which incorporate Microsponge systems. In general, these alliances provide for the client companies to pay the costs of product development, clinical testing, regulatory approval and commercialization. In return, the clients receive certain marketing rights to the products developed. APS typically receives an initial cash infusion, future payments contingent on the achievement of certain milestones, revenues from the manufacture of Microsponge systems, and royalty payments based on third party product sales. J&J and Rhone-

Poulenc Rorer also have made equity investments in the Company. APS and Dow Corning Corporation formed a joint venture alliance in 1992 to develop and commercialize Polytrap(R) and Microsponge systems for the manufacturers of cosmetics and personal care products. In the first quarter of 1996, APS acquired all rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS Common Stock.

APS-marketed products utilizing the Microsponge technology include six acne products sold in the U.S.: Exact(R) Vanishing Cream, Exact Tinted Cream, Exact Pore Treatment Gel, Exact Adult Acne Cream, Exact Cleansing Wipes and Exact Face Wash. Another APS product, EveryStep(R) shoe and foot powder which is designed to eliminate the causes of foot odor, also is marketed in the U.S. In addition, the Company introduced in 1994 two new formulations of Take-Off make-up/facial cleansers which have been improved with a Microsponge-based moisturizing system.

Corporate customers are marketing products containing the Company's technology on a worldwide basis.

To maintain quality control over manufacturing, APS has committed significant resources to its production processes and polymer systems development programs. The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge systems and related technologies. All products are manufactured according to Current Good Manufacturing Practices guidelines ("CGMPs") established by the FDA. In addition, APS has process development pilot plants in both its Louisiana and California facilities to handle the production of new technologies. APS also has established relationships with contract manufacturers, which provide second-source production capabilities to handle growing product demand. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' capital resources to other areas such as product development and marketing.

APS TECHNOLOGY

The fundamental appeal of the Company's Microsponge technology stems from the difficulty experienced with conventional formulations in releasing active ingredients over an extended period of time. Cosmetics and skin care preparations are intended to work only on the outer layers of the skin. Yet, the typical active ingredient in conventional products is present in a relatively high concentration and, when applied to the skin, may be rapidly absorbed. The common result is over-medication, followed by a period of under-medication until the next application. Rashes and more serious side effects can occur when the active ingredients rapidly penetrate below the skin's surface. APS' Microsponge technology is designed to allow a prolonged rate of release of the active ingredients, thereby offering potential reduction in the side effects while maintaining the therapeutic efficacy.

MICROSPONGE SYSTEMS. The basis of the Company's Microsponge systems are microscopic, polymer-based microspheres that can bind, suspend or entrap a wide variety of substances and then be incorporated into a formulated product, such as a gel, cream, liquid or powder. A single Microsponge is as tiny as a particle of talcum powder, measuring less than one-thousandth of an inch in diameter. Like a true sponge, each microsphere consists of a myriad of interconnecting voids within a non-collapsible structure that can accept a wide variety of substances. The outer surface is typically porous, allowing the controlled flow of substances into and out of the sphere.

Several primary characteristics, or parameters, of the Microsponge can be defined during the production phase to obtain spheres that are tailored to specific product applications and vehicle compatibility. By altering parameters, such as material composition, particle size, pore diameter and volume, as well as the resiliency of the Microsponge, APS is able to optimize the release of entrapped ingredients in response to a number of "triggers."

These triggers can include variations in temperature, friction, the volatility of the entrapped ingredient, the presence of moisture or the passage of time. The technology can also provide an absorbent Microsponge, a Microsponge that can both release ingredients and absorb skin oils, or a Microsponge that confines ingredients, such as melanin, permanently within microspheres. Preselection of the programmable parameters thus results in a truly "custom-made" Microsponge designed to meet the specific requirements of the finished product.

Microsponge systems are made of biologically inert polymers. Extensive safety studies have demonstrated that the polymers are non-irritating, non-mutagenic, non-allergenic, non-toxic and non-biodegradable. As a result, the human body cannot convert them into other substances or break them down. Furthermore, although they are microscopic in size, Microsponge systems are too large to pass through the stratum corneum (skin surface) when incorporated into topical products.

BIOADHESIVE MICROSPONGE SYSTEMS (HYDROSPONGE(TM)). The effectiveness of many topical products could be extended by enabling them to adhere more tightly to their site of application. To satisfy this need, APS is developing hydrogel variations of Microsponge systems. Like other Microsponge systems, Hydrosponges are highly porous and capable of entrapping active ingredients for release over an extended period of time. However, unlike other Microsponge systems, they are hydrophilic (have an affinity for water) and can have electric charges that are either positive or negative. These properties allow entrapped ingredients to adhere readily to the skin and hair until released by certain types of triggers, such as soap. They also provide more control over the delivery of certain entrapped ingredients and can potentially improve the product's aesthetic qualities.

COATED MICROSPONGE SYSTEMS. A membrane-coated Microsponge system offers the potential to hold active ingredients in a protected environment and provide controlled delivery of oral medication to the lower gastrointestinal (GI) tract. The Company's focus is on coatings that will not be removed from the Microsponge until exposure to new types of triggers, such as internal body fluids. This approach would open up entirely new opportunities for APS, including oral drug delivery. Among the possibilities under evaluation are systems for encapsulating unpleasant-tasting drugs until they enter the stomach or allowing targeted drugs to remain inactive until reaching their intended site of action (e.g., the small intestine), where they can then provide continuous, extended release therapy.

SPECIALTY APPLICATIONS. In November 1995, the Company signed an agreement with biosys, Inc. to supply Microsponge-entrapped pheromones to develop long-lasting environmentally safe agricultural pest control products. In late 1994, the Company signed an agreement with The Western Company of North America ("Western") to supply Microsponge systems containing industrial chemicals. Western found that Microsponge-entrapped industrial chemicals can be used inside oil wells to allow more cost-efficient recovery of crude oil. While not a principal focus at Advanced Polymer, a wide range of specialty applications could benefit from the value-added contribution of our polymer technology.

PRODUCTS

APS is focusing its efforts primarily on the ethical dermatology, OTC skin care and personal care markets in which Microsponge systems can provide substantial advantages. Certain additional applications for the Company's technology are also under development, as noted below.

ETHICAL DERMATOLOGY

APS defines "ethical dermatology" products as prescription and non-prescription drugs that are promoted primarily through the medical profession for the prevention and treatment of skin problems or diseases. The Company is developing several ethical dermatology products which will require approval of the FDA before they can be sold in the United States. Although these pharmaceuticals are likely to take longer to reach the marketplace than OTC and personal care products, due to the regulatory approval process, the Company believes that the benefits offered by Microsponge delivery systems will allow valuable product differentiation in this large and potentially profitable market. Results from Phase III human clinical studies on two product candidates reaffirm that this technology offers the potential to reduce the drug side effects, maintain the therapeutic efficacy and potentially increase patient compliance with the treatment regimen. The following ethical dermatology products are under development by APS:

MELANIN-MICROSPONGE SUNSCREEN. Concern about the sun's harmful effects and its role in aging and skin cancer has resulted in heightened awareness of preventative measures in the sunscreen market. Recently published scientific data indicate that conventional sunscreens may not provide complete protection against UVA rays and their damaging effects on the immune system, which are thought to be related to malignant melanoma, a potentially fatal cancer of the skin and other organs. This APS-developed sun protectant is designed to provide the highest-available protection against the sun's UVA rays as well as protection from the burning UVB rays.

This unique APS product candidate incorporates the Company's melanin-Microsponge system containing genetically engineered melanin, a natural pigment found in skin. The product is designed to evenly distribute melanin over the skin's surface, and mimic the body's own method of providing full-spectrum protection from the sun's rays. The melanin-Microsponge technology already is incorporated into nine personal care products marketed by Lancaster Group in Europe and APS is developing additional product applications for itself and for other corporations.

The Company filed its NDA in 1994 for marketing clearance. Since it involves an entirely new ethical pharmaceutical ingredient and application, the regulatory review process is lengthier and more complex. The Company is continuing to provide additional information in response to FDA comments with respect to its NDA. If approval by the FDA is received, APS expects the product to be marketed in the United States either by its own sales force or, more likely, through a strategic alliance with an established company in the field. There can be no assurance that FDA approval will be received, or that if received, the Company will be able to successfully market melanin-Microsponge sunscreens.

TRETINOIN ACNE MEDICATION. In February 1995, the Company submitted an NDA on the use of Microsponge-entrapped tretinoin for improved acne treatment. This submission to the FDA represented the culmination of an intensive research and clinical development program involving approximately 1,150 patients. Tretinoin has been marketed in the U.S. by Ortho Pharmaceutical, a Johnson & Johnson subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. The Company believes its patented approach to drug delivery reduces the potentially irritating side effects of tretinoin. Upon FDA approval, Ortho Pharmaceutical will market this product. There can be no assurance that FDA approval will be received, or that if received, that Ortho Pharmaceutical will be able to successfully market this product.

5-FLUOROURACIL. Another ethical dermatology product candidate, Microsponge-entrapped 5-Fluorouracil (5-FU), was the subject of an Investigational New Drug ("IND") filing in early 1995. 5-FU is an effective chemotherapeutic agent for treating actinic keratosis, a pre-cancerous, hardened-skin condition caused by excessive exposure to sunlight. However, patient compliance with the treatment regimen is poor, due to significant, adverse side effects. Through a joint agreement with Rhone-Poulenc Rorer, the Company is developing a Microsponge-enhanced topical formulation that potentially offers a less irritating solution for treating actinic keratosis.

TRETINOIN PHOTODAMAGE TREATMENT. Initial product development was undertaken in 1994 to develop a Microsponge system product for the treatment of photodamage, which contributes to the premature aging of skin and has been implicated in skin cancer. Funding for this second tretinoin treatment indication is being provided by J&J's Ortho Pharmaceutical subsidiary.

OTC SKIN CARE

EXACT(R) ACNE TREATMENTS. The first of these over-the-counter Microsponge-entrapped benzoyl peroxide products, Exact Vanishing Cream was introduced commercially by APS in the third quarter of 1992. During the third quarter of 1993, APS introduced Exact Tinted Cream, which is an extension of the vanishing cream. The tinted formula is designed to both provide treatment and hide pimples. Exact's patented On Demand(TM) system of drug release is designed to provide a steady, controlled amount of benzoyl peroxide medication to treat acne without irritating, inflaming or overdrying healthy skin. It also absorbs excess skin oils to help prevent acne from returning. As demonstrated in a 175-patient clinical study comparing Exact acne cream to the leading competitive commercial benzoyl peroxide acne product, the controlled release mechanism of Exact offers equivalent medication efficacy with significantly less skin irritation. The product is being sold in the United States as a non-prescription, over-the-counter acne treatment.

During 1995, the Company introduced four line extensions;
Exact Face Wash, Exact Adult Acne Cream, Exact Pore Treatment Gel and Exact Cleansing Wipes.

TAKE-OFF(R) MAKE-UP/FACIAL CLEANSERS. This is the second major brand of products using Microsponge systems to provide competitive advantages. Two formulations are now being marketed under a licensing agreement with J&J.

PERSONAL CARE

POLYMERIC TRANSPORT(R) SYSTEMS. In January 1996, the Company signed a definitive agreement with Dow Corning Corporation, one of the world's largest suppliers of ingredients used in cosmetics and personal care products, to acquire full rights to Dow Corning's Polytrap(R) technology and full responsibility for the continuing commercialization of Polymeric Transport Systems in exchange for 200,000 shares of APS common stock. APS and Dow Corning previously shared these rights under an agreement signed in 1991 whereby the two companies shared in the proceeds from the manufacture and marketing of products based on both APS Microsponge systems and the Dow Corning Polytrap technologies. As a result, patented microspheres were commercialized as Polymeric Transport Systems to: 1) entrap and deliver various ingredients in personal care products, 2) absorb skin oils to eliminate shine without leaving a white residue, and 3) provide a smooth and silky feel to product formulations. The first Polymeric Transport Systems were introduced to industry customers domestically in February 1992 and globally in June and July 1992. The systems include Microsponge systems with vitamin A, glycerin, a UV absorber, skin oil absorber or mineral oil, as well as Polytrap systems containing a polymer powder, cyclomethicone or mineral oil beads. Customized Polymeric Transport Systems are developed upon request to suit specific customer needs.

Entrapping cosmetic ingredients in APS' proprietary Microsponge delivery systems offers several advantages, including improved physical and chemical stability, greater available concentrations, controlled release of the active ingredients, reduced skin irritation and sensitization, and unique tactile qualities. As a result of the APS-Dow Corning alliance, Microsponge and Polytrap systems are now incorporated into approximately 70 leading personal care products worldwide. In the U.S., 8 of the 10 largest companies in the personal care field are using Microsponge systems in lipsticks, face creams and powders, eyeshadows, moisturizers, cleansers, oil control lotions, deodorant products, or other primarily cosmetic products.

APS' trade-marked Microsponge name does not appear on most of these products, because of the need to protect proprietary positions. Instead, "acrylates copolymer," a general term for various polymer-based technologies, is listed among the product ingredients.

NEET(R). Effective September 1995, the Company acquired exclusive U.S. rights to Neet hair removal products from Reckitt & Colman. Under the licensing agreement, APS is handling the manufacturing, sales, marketing, distribution and product development of Neet products in the United States. Neet is a long-established, multi-million dollar brand of lotions, creams and roll-ons used to remove unwanted hair from the surface of the skin. The licensing agreement also provides for a reciprocal exchange of technology between APS and Reckitt and Colman.

EVERYSTEP(R) FOOT POWDER. In January 1992, APS introduced EveryStep, a unique shoe and foot deodorant with five active ingredients entrapped in Microsponge systems. This product is a daily use, continuous-action, odor-fighting powder.

BABY FRESH(R) WITH ULTRA GUARD(R) BABY WIPES. Scott Paper Company, one of APS' early licensees, has incorporated an APS Microsponge system into a baby wipe to both cleanse a baby's sensitive skin and help protect against common diaper rash. Moisture is a major contributor to diaper rash, a painful skin irritation. Ultra Guard is Scott's trademark for the APS delivery system. Baby Fresh with Ultra Guard skin protectant is designed to provide effective skin protection without blocking air from the skin by the controlled release of water-repellent dimethicone, a substance commonly used in baby creams, lotions and skin protectants. This product was launched in the U.S. during 1992, and marketing efforts were expanded in 1993 to include Canada and the United Kingdom. In addition to the normal supply agreement, APS receives royalty income on worldwide product sales.

MELANOSPONGE(R) TOILETRIES, COSMETICS AND SUNCARE PRODUCTS. Melanosponge, APS' trademark for the Microsponge system entrapping genetically engineered melanin, has been added to a number of premium cosmetic products marketed by Lancaster, a major European cosmetics manufacturer, in major European markets. These include an eye cosmetic, a lipstick and a moisturizer commercialized in early 1992, as well as six additional cosmetic products that offer protection from the sun's damage.

OTHER PRODUCT APPLICATIONS

While not the principal focus of APS development efforts, other products could benefit from the value-added application of the Company's polymer technology. To date, the Company has chosen to apply its technology to the following non-skin-care fields:

ANALYTICAL STANDARDS. APS initially developed microsphere precursors to the Microsponge for use as a testing standard for gauging the purity of municipal drinking water. Marketed by APS nationwide, these microspheres are suspended in pure water to form an accurate, stable, reproducible turbidity standard for the calibration of turbidimeters used to test water purity.

APS believes its Analytical Standards technology has much broader applications than testing the turbidity of water. The Company has begun to develop hematology standards for industrial use as process monitors in blood plasma manufacturing and as control materials for blood analysis. The Company is also expanding its line of visual haze standards for use in the beer industry and is investigating applications for the paper, semiconductor and pharmaceutical industries which require the use of ultrapure water.

INDUSTRIAL ENZYMES FOR USE IN OIL WELLS. The Western Company of North
America, which was acquired by BJ Services Company in 1995, has found that Microsponge- entrapped industrial chemicals can be used inside oil wells to allow more cost-efficient recovery of crude oil. This innovative industrial application of our technology has enabled us to enter a potentially significant new field of supply.

BIOPESTICIDES. biosys, a company which develops and commercializes bioinsecticides, conducted extensive studies which showed that the use of the Microsponge technology with biopesticides could provide long-lasting, environmentally safe pest control. biosys will use Microsponge systems to entrap and gradually release non-toxic chemicals called pheromones, which are normally produced by insects to communicate with one another. Microsponge-entrapped pheromones mimic insect communication signals so effectively that targeted insects are unable to distinguish the location of potential mates in sprayed areas for extended periods of time. Although unharmed, the insects are prevented from producing offspring that feed on agricultural crops.


MANUFACTURING

POLYMER RAW MATERIAL. Raw materials for the Company's polymers are petroleum-based monomers which are widely available at low cost. The monomers have not been subject to unavailability or significant price fluctuations. Raw material costs generally account for less than a third of the total cost of the Company's products.

PROCESS ENGINEERING AND DEVELOPMENT. The Company employs chemical engineers and operates two pilot-plant facilities for developing production processes. APS has created process technologies which it believes offer the greatest potential for application to the widest variety of APS products. The equipment used for manufacturing and process development is commercially available in industrial sizes and is installed in the Company's production facility in Lafayette, Louisiana.

GENETICALLY ENGINEERED MELANIN. Genetically engineered melanin for the Melanosponge system is provided by Biosource Technologies Inc. ("Biosource") pursuant to license and supply agreements. Under the terms of these agreements, APS has worldwide rights to use and sell genetically engineered melanin in Microsponge systems for all sun protectant, cosmetic, ethical dermatology and OTC skin care purposes. Biosource is guaranteed minimum purchases, receives royalties on product sales and has received certain other financial considerations.

MICROSPONGE PRODUCTION. APS has committed significant resources to the production process and polymer systems development required to commercialize its products. The Company has to date manufactured most Microsponge systems in company-owned and operated facilities.

The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge systems and related technologies. APS also has established relationships with contract manufacturers which provide second-source production capabilities. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' capital resources to other areas, such as product development and marketing. All products are manufactured according to CGMP. In addition, APS has process development pilot plants in both its Louisiana and California facilities to handle the production of new technologies.

MARKETING

The Company's strategy is to retain marketing or co-promotion rights for most of its products in the United States and Canada. Outside of North America, APS initially intends to rely on other companies as partners for marketing, co-promotion, distribution and/or sales of its products. To date, aside from Premier, most marketing activities involve the sale of Microsponge systems directly to corporate customers for whom the Company has performed product research and development activities.

APS' own products are being commercialized through its wholly owned subsidiary Premier, Inc., a marketing and distribution company specializing in OTC drug and personal care products. Premier was acquired by APS in April 1993 in a stock for stock merger for approximately 450,000 shares of APS Common Stock.

Premier provides APS with its own experienced sales, marketing and distribution team. The APS-Premier relationship dates back to 1990, when the two companies incorporated a consumer products company to develop and sell personal care products. Premier subsequently served as an independent marketer for APS, launching and building a presence for the Exact and EveryStep products on a nationwide basis. Premier's capabilities range from launching new products and securing national distribution channels, to increasing the retail presence of established brands.

Premier, in addition to being the sales and marketing arm of APS, has marketing, licensing and distribution agreements with Johnson & Johnson. The Company's goal is to build a strong market position for APS' topical dermatology and personal care products by providing several products in key market segments. A number of products including new formulations that incorporate Microsponge delivery systems are currently marketed by Premier.

Premier also introduced a Microsponge-enhanced version of Take-Off(R) make-up remover cloths which it markets under a licensing agreement with J&J. This product is used to remove facial and eye make-up.

Until the first quarter of 1996, Dow Corning marketed Microsponge and Polytrap systems to manufacturers of personal care products as part of the Polymeric Transport Systems alliance with APS. The alliance with Dow Corning has allowed APS to expand the use of its technology in the personal care supply field without requiring the Company to expand its own sales and marketing infrastructure. In the first quarter of 1996, APS acquired all rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS Common Stock. Sales and marketing in the U.S. became the responsibility of APS. Dow Corning will continue to serve as the international distributor for these products.

LICENSE AND TECHNOLOGY-RELATED AGREEMENTS

Part of APS' business strategy is to ally the Company with major strategic partners. The Company has therefore negotiated several agreements for the development of Microsponge delivery systems, the supply of entrapped ingredients, and the marketing of formulated products. To create an incentive for APS to develop products as quickly as possible, these development and license agreements provide, in some cases, for substantial payments by the client companies during the period of product development and test marketing. Additionally, some agreements provide for non-refundable payments on the achievement of certain key milestones, royalties on sales of formulated products, and minimum annual payments to maintain exclusivity. APS has, in some product areas, retained co-marketing rights.

In general, APS grants limited marketing exclusivity in defined markets to client companies, while retaining the right to manufacture the Microsponge delivery systems it develops for these clients. However, after development is completed and a client commercializes a formulated product utilizing the Company's delivery systems, APS can exert only limited influence over the manner and extent of the client's marketing efforts. APS' client companies may cancel their agreements without penalty.

The Company's material agreements and relationships are set forth below:

JOHNSON & JOHNSON, INC. In May 1992, APS and Ortho Pharmaceutical Corporation, a subsidiary of J&J, entered into a licensing agreement related to tretinoin-based products incorporating APS' Microsponge technology. As part of the agreement, in 1992, license fees of $6,000,000 were paid to APS. In addition, Johnson & Johnson Development Corporation ("JJDC") purchased 723,006 shares of newly issued APS common stock (amounting to approximately 5% of the Company's then outstanding shares) for $8,000,000. The license fee provides Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APS Microsponge system. Ortho's exclusivity will continue as long as certain annual minimum payments are made. In addition, Ortho will pay license fees and milestone payments over time to APS. Milestone, license and equity payments to APS have the potential to total $24,000,000 of which approximately $16,250,000 had been received through December 1995. Because the milestones are separate for each product candidate, failure of one product to win FDA approval will not interfere with the potential flow of payments from the other product. APS will receive royalty payments on net product sales worldwide.

During 1991, $1,000,000 was received from J&J's Consumer Products, Inc. subsidiary for the rights to purchase selected APS products in the fourth or sixth years after introduction for a predetermined multiple of sales. The first of these products are EveryStep foot powder and the Exact acne treatment and cleanser. Other potential products include a topical feminine hygiene product, a deodorant, and hair and scalp treatment products. J&J may also launch line extensions of its own products incorporating Microsponge delivery systems upon payment of certain development fees and royalties to APS.

In 1994, J&J purchased additional shares of newly issued common stock through its subsidiary JJDC for $5,000,000. JJDC also received 200,000 warrants exercisable for two years at $12.00 per share. The number of shares issuable to JJDC was increased to a total of 1,432,101 pursuant to an agreed upon formula tied to the trading price of APS stock prior to January 1996.

RHONE-POULENC RORER. In March 1992, APS and Rhone-Poulenc Rorer ("RPR") restructured their 1989 joint venture agreement to give APS more freedom in developing products. Under the new terms, APS has regained from RPR worldwide marketing rights to products in the prescription dermatology field, including the melanin-based sunscreen product in which RPR had invested approximately $4,000,000 in development costs. APS also gained ownership of a partially-completed manufacturing facility in Vacaville, California, which the Company sold in December 1995. Also under the new terms, RPR invested $2,000,000 in cash in APS and relieved APS of the obligation to repay a $1,500,000 advance. In return, RPR received 705,041 shares of APS stock (approximately 5% of the Company's then outstanding shares) and maintains a minority share in the potential net profits of the melanin-based sunscreen product. Furthermore, RPR has agreed to continue funding the exploration and development of certain dermatology applications of APS' technology in which APS shares marketing rights. Product applications include a 5-FU treatment for pre-cancerous actinic keratosis. In 1995, the Company filed an IND application to begin human clinical testing of 5-FU. As APS maintains co-marketing rights to these products, the companies will pay each other reciprocal royalties on product sales.

DOW CORNING. In July 1991, APS and Dow Corning Corporation formed a collaborative alliance to manufacture and sell both APS' Microsponge and Dow Corning's Polytrap technologies worldwide in the cosmetics and toiletries field. Under the agreement, Dow Corning provided financial assistance in this venture, as well as worldwide sales and support services; APS contributed its technology, research and development, technical support and manufacturing capability for both the Microsponge and Polytrap products. As part of its alliance with the Company, Dow Corning advanced to APS $1,000,000 which was repaid out of the gross profits of the alliance. In the first quarter of 1996, APS acquired full rights to the Polytrap(R) technology and full responsibility for the continuing commercialization of Polymeric Transport Systems in exchange for 200,000 shares of common stock.

SCOTT PAPER COMPANY. In the first quarter of 1992, after having been one of APS' original licensees in 1987, Scott Paper Company began the regional U.S. launch of Baby Fresh with Ultra Guard baby wipes. Ultra Guard is Scott's trademark for an APS Microsponge system that contains dimethicone to help protect a baby's skin from diaper rash. In early 1993, Scott achieved national distribution for Baby Fresh with Ultra Guard. In the fourth quarter of 1995, Kimberly-Clark announced its intention to acquire Scott Paper Company. This transaction was completed in the first quarter of 1996. One of the conditions of the acquisition imposed by the Federal Trade Commission was that Kimberly-Clark divest the baby wipe business due to the size of the combined business. No buyer for this business has yet been identified.

SMITHKLINE BEECHAM. APS' signed a marketing and distribution agreement with SmithKline Beecham ("SKB") for OraFix denture adhesive, a long-established, multi-million dollar brand in the third quarter of 1993. The SKB agreement provided for Premier to handle product sales, marketing and distribution in return for a management fee. In December 1995, SKB sold the OraFix business to Hogil Pharmaceutical, Inc., and the agreement with Premier terminated.

BJ SERVICES COMPANY. In late 1994, the Company signed an agreement with the Western Company of North America to supply Microsponge systems containing industrial chemicals. Western has found that Microsponge-entrapped industrial chemicals can be used inside oil wells to allow more cost-efficient recovery of crude oil. Western was subsequently acquired by BJ Services Company.

GOVERNMENT REGULATION

ETHICAL DERMATOLOGY PRODUCTS

In order to clinically test, produce and sell products for human therapeutic use, mandatory procedures and safety evaluations established by the FDA and comparable agencies in foreign countries must be followed. The procedure for seeking and obtaining the required governmental clearances for a new therapeutic product includes pre-clinical animal testing to determine safety and efficacy, followed by human clinical testing, and can take many years and require substantial expenditures. In the case of third-party agreements, APS expects that the corporate client will fund the testing and the approval process with guidance from APS. The Company intends to seek the necessary regulatory approvals for its proprietary dermatology products as they are being developed. NDAs on two APS-developed ethical dermatology products have been filed with the FDA, in September 1994 and February 1995. There can be no assurance that any such marketing clearances will be granted by the FDA on a timely basis, if at all, or that approved products will be economically feasible to commercialize. The FDA also may require post-marketing testing and surveillance programs to monitor the effects of the Company's products. Following initial marketing, product approvals may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems.

APS' facilities, where the Company manufactures pharmaceutical raw materials, are subject to periodic governmental inspections. If violations of applicable regulations are noted during these inspections, significant problems may arise affecting the continued marketing of any products manufactured by the Company.

While APS does not currently manufacture commercially available pharmaceuticals, its Lafayette, Louisiana plant continues to operate according to CGMP prescribed by the FDA, in anticipation of marketing clearance of ethical dermatology product candidates. This compliance has entailed modifying certain manufacturing equipment, as well as implementing certain record keeping and other practices and procedures which are required of all pharmaceutical manufacturers. The Company believes it is in compliance with federal and state laws regarding occupational safety, laboratory practices, environmental protection and hazardous substance control.

PERSONAL CARE PRODUCTS

Under current regulations, the market introduction of non-medicated cosmetics, toiletries and skin care products does not require prior formal registration or approval by the FDA or regulatory agencies in foreign countries, although this situation could change in the future. The cosmetics industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests.

PATENTS AND TRADE SECRETS

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APS has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Economic Community, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company received U.S. patent protection for its basic Microsponge system concept in 1987 and now has a total of 18 issued U.S. patents and an additional 63 issued foreign patents. The Company has over 32 pending patent applications worldwide.

Although the Company believes the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent already issued will be of commercial value, or that any patent applications will result in issued patents of commercial value, or that APS' technology will not be held to infringe on patents held by others.

APS relies on unpatented trade secrets and know-how to protect certain aspects of its production technologies. APS' employees, consultants, advisors and corporate clients have entered into confidentiality agreements with the Company. These agreements, however, may not necessarily provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure. In addition, others may obtain access to, or independently develop, these trade secrets or know-how.

COMPETITION

Numerous companies, including major chemical and pharmaceutical companies in the United States, seek to develop products based on enhanced delivery technologies. The established companies have financial and technical resources and production and marketing capabilities substantially greater than those of APS. In addition, most have significantly greater experience in undertaking product and market tests, clinically testing therapeutic products and obtaining approval of the regulatory authorities. The Company expects competition to intensify as technological developments are made and become more widely accepted.

Microsponge systems compete with two time-release drug delivery technologies: liposomes for the delivery of therapeutic agents and the enmeshing of therapeutic agents in a polymer polycarbophil. Existing alternatives to APS' Microsponge delivery systems also include other topical polymeric systems and encapsulation techniques. The competitive polymeric system most closely related to the Microsponge is Dow Corning's Polytrap technology which was acquired by APS in January 1996.

Liposome technologies, which utilize phospholipids, cholesterol or other lipid-based microscopic spheres for encapsulation, release their entrapped ingredients only through a diffusion or vehicle degradation process. This approach has the disadvantage of low payload. Liposomes can be significantly more expensive than Microsponge systems because their manufacturing requires ultrapure raw materials while Microsponge systems are produced from widely available monomers. Liposomes also require strong preservatives to maintain their microbiological stability, while the APS technology requires no preservatives and is self-sterilizing. Liposomes are primarily directed toward systemic drug delivery.

Microencapsulation differs significantly from the Company's delivery system because once a capsule is ruptured or melted, all of the entrapped substance is released. Furthermore, encapsulation does not offer the same control over programmability or release of the active ingredients offered by Microsponge systems.

HUMAN RESOURCES

As of February 29, 1996, the Company had 90 full-time employees, 5 of whom hold PhDs. There were 17 employees engaged in research and development, 38 in pilot manufacturing and production activities, and 35 working in sales, finance, marketing, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company currently occupies 23,040 square feet of laboratory, office and warehouse space in Redwood City, California and 4,800 square feet of office space in Greenwich, Connecticut. Rent expense for these facilities in 1995 were $246,194 and $107,444, respectively.

The Company occupies a production facility and warehouse in Lafayette, Louisiana, with a current annual capacity, depending upon the application, to produce 500,000 to 750,000 pounds of entrapped materials. The existing plant, with contiguous acreage, has been designed to allow significant expansion. In 1995, the Company sold this facility and warehouse along with other certain assets and subsequently leased them back for a certain fixed monthly rent over a period of forty-eight months. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met.

The construction of the facility in 1986 was financed primarily by 15-year tax-exempt industrial development bonds. In 1990, the bonds were refinanced. The maturity date of the bonds occurs in installments beginning June 30, 1993, and ending December 31, 2000. The bonds bear a fixed interest rate of 10%. In 1995, the Company extinguished the bonds through an "insubstance defeasance" transaction by placing U.S. government securities in an irrevocable trust to fund all future interest and principal payments.

In March, 1992, as part of the restructuring of the arrangements with Rhone-Poulenc Rorer, APS acquired a partially-completed manufacturing facility in Vacaville, California. APS management decided not to complete the plant, and the facility was sold in December 1995.

The Company's existing research and development and administrative facilities are not being used at full capacity and, as such, management believes that such facilities are adequate and suitable for its current and anticipated needs. Additional manufacturing capacity could be required as APS expands commercial production. It is anticipated that any additional production facilities would be built on land the Company presently occupies in Lafayette, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Shares of the Company's Common Stock trade on the Nasdaq National Market under the symbol APOS. As of February 29, 1996, there were 653 holders of record of the Company's Common Stock.

The company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low closing sales prices for the Company's Common Stock on the NASDAQ National Market System.

         1995                  High       Low                              1994           High            Low
         -------------------------------------------------------------------------------------------------------------------------
         First Quarter         6          4                          First Quarter        7 3/4           5 1/8
         Second Quarter        5 7/8      4 1/16                     Second Quarter       7               4 3/4
         Third Quarter         8 3/8      5 1/8                      Third Quarter        6 1/8           3 5/8
         Fourth Quarter        7 1/2      4 7/8                      Fourth Quarter       5 7/8           4 1/8

Item 6.  SELECTED FINANCIAL DATA
         (in thousands, except per share data)

Years Ended December 31,                1995         1994         1993         1992         1991
-------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
Total revenues                      $ 16,108     $ 15,884     $ 19,932     $ 15,527     $  4,602
Research and
     development, net                  4,139        6,334        7,343        3,726        2,211
Selling, marketing and
     advertising                       6,560        5,669        6,237        4,013        1,394
General and administrative             3,082        2,844        2,988        3,468        2,141
Loss on purchase commitment,
     including related inventory         600          685          950           --           --
Net loss                              (9,359)      (9,759)      (9,877)      (5,545)      (4,312)

Loss per common share               $  (0.57)    $  (0.65)    $  (0.73)    $  (0.43)    $  (0.42)
Weighted average common
     shares outstanding               16,459       15,018       13,527       12,805       10,198


December 31,                            1995         1994         1993         1992         1991
-------------------------------------------------------------------------------------------------
BALANCE SHEETS
Working capital                     $  4,976     $  5,641     $  4,555     $ 14,428     $  2,103
Total assets                          23,082       23,508       24,378       31,115       14,849
Long-term debt, excluding
     current portion                   6,355          979        3,355        3,672        4,000
Shareholders' equity                   5,233       11,786       10,501       20,143        3,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollar amounts are rounded to nearest $1,000)

To the extent that this report discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval and acceptance of new products, the costs associated with new product introductions, establishment of new corporate alliances, progress in research and development programs and other risks listed from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently marketing in the United States nine over-the-counter ("OTC") products based on its patented technology and is manufacturing and selling Microsponge(R) delivery systems for use by customers in approximately 70 different cosmetic and personal care products. Under strategic alliance arrangements entered into with certain multinational corporations, APS generally receives an initial cash infusion, future milestone payments, royalties based on third party product sales and revenues from the supply of Microsponge systems.

The consolidated financial statements for each of the periods presented include the financial results of Premier, Inc. ("Premier"), a marketing and distribution company specializing in OTC drug and personal care products, which was acquired on April 2, 1993. The business combination was accounted for as a pooling of interests, and the historical financial statements of Advanced Polymer Systems, Inc., ("APS" or the "Company") have been restated to include the accounts and results of operations of Premier.

Premier has exclusive arrangements to market and distribute two sunscreen product lines which do not incorporate the Company's technology, Sundown(R) and Johnson's Baby Sunblock(R), on behalf of Johnson & Johnson's Consumer Products, Inc. and has further licensed Take-Off(R) makeup remover from Johnson &
Johnson. In addition, effective September 1995, the Company licensed from Reckitt & Coleman the exclusive U.S. rights to the Neet(R) line of depilatory products. The sales of the two sunscreen products and the depilatory product line are highly seasonal and heavily weighted to the first two calendar quarters of each year as retailers buy product for the summer season. Additionally, shipments of Microsponge systems can fluctuate significantly from period to period since manufacturing plans of, and inventory quantities held by, customers are beyond the Company's control.

No major capital expenditures are planned in the coming year, since the Company's manufacturing facilities are complete. Future marketing expenses for the melanin-Microsponge sun protectant product candidate have not yet been determined, as the Company is currently exploring various plans for marketing this product assuming regulatory approval is received, including discussions with prospective corporate partners. If the Company should bear all of the marketing costs for the introduction of this product, the anticipated achievement of profitable operations could be delayed beyond 1997.

Past results are not deemed to be indicative of the future. Assuming FDA approval of its two NDAs, the Company anticipates revenues from sales of these products in future years.

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

                                                            Year Ended December 31,              Annual % Change
STATEMENTS OF OPERATIONS HIGHLIGHTS                       1995         1994         1993         95/94      94/93
-----------------------------------                       ----         ----         ----         -----      -----
Product revenues                                    $15,203,000    $14,787,000     $16,781,000        3%      -12%
Licensing revenues                                      905,000      1,097,000       3,151,000      -18%      -65%
                                                        -------      ---------       ---------
  Total revenues                                     16,108,000     15,884,000      19,932,000        1%      -20%
Cost of sales                                        11,047,000     10,149,000      12,840,000        9%      -21%
Research and development, net                         4,139,000      6,334,000       7,343,000      -35%      -14%
Selling and marketing                                 4,756,000      4,012,000       4,284,000       19%       -6%
Advertising and promotion                             1,805,000      1,657,000       1,953,000        9%      -15%
General and administrative                            3,082,000      2,844,000       2,988,000        8%       -5%
Loss on purchase commitments, including
  related inventory                                     600,000        685,000         950,000      -12%      -28%

STATEMENTS OF OPERATIONS HIGHLIGHTS                                1995              1994              1993
-----------------------------------                                ----              ----              ----
Expenses expressed as a  percentage of product revenues:
Cost of sales                                                       73%               69%               77%
Research and development, net                                       27%               43%               44%
Selling and marketing                                               31%               27%               26%
Advertising and promotion                                           12%               11%               12%
General and administrative                                          20%               19%               18%
Loss on purchase commitments, including                              4%                5%                6%
  related inventory

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

Total revenues for 1995 amounted to $16,108,000 compared to $15,884,000 in the prior year, an increase of $224,000 or 1%. This consisted of product sales of $15,203,000, an increase of $416,000 or 3% over the prior year, and licensing revenues of $905,000, a decrease of $192,000 or 18% from the prior year.

Revenues from products which incorporate the Microsponge technology totalled $10,458,000, an increase of $3,787,000 or 57% over the prior year.

The increase in product revenues over 1994 resulted from increased shipments of Microsponge systems to a variety of personal care and specialty customers, primarily manufacturers of cosmetics and toiletries through the alliance with Dow Corning Corporation.

This increase was offset by a slight decrease in sales of consumer products. While sales of the Exact(R) acne line increased by 71% over the prior year and the addition of the line of Neet(R) products under a licensing agreement with Reckitt & Colman also contributed to sales of consumer products, this was offset by an anticipated decrease in sales of in-licensed suncare products, which do not incorporate the Company's technology. The Company anticipates decreases in sales of suncare products to continue as it focuses greater effort on products which contain the Company's Microsponge system.

The decrease in licensing fees was due mainly to the fact that the prior year included $894,000 of revenues recognized under the percentage-of-completion method on now-completed clinical trials, offset by a milestone payment of $1,500,000 paid to the Company by Johnson & Johnson upon the filing of the New Drug Application for Microsponge-enhanced tretinoin acne cream in February 1995, of which $750,000 was recognized as revenues.

The gross profit on product revenues for the year decreased to 27% from 31% due to a higher percentage of close-out sales of suncare products, partially offset by improved gross profit on the supply of Microsponge systems.

Research and development expense decreased significantly from $6,334,000 to $4,139,000, or by 35%, due to the fact that the prior year included significant external expenses associated with clinical trials for NDAs which have now been filed.

Selling and marketing expense increased by $744,000 or 19% to $4,756,000 due mainly to the Company's investment in the initiation of its ethical pharmaceutical marketing effort. Advertising and promotion expense increased by $148,000 or 9% to $1,805,000 largely due to a sampling program related to the Company's consumer products, the benefits of which should be realized in 1996, partially offset by reduced spending on print media.

General and administrative expense increased by $238,000 or 8% to $3,082,000 due mainly to increased spending on a variety of outside services.

The loss on purchase commitment primarily relates to a contractual commitment for the purchase of melanin in excess of current estimated requirements. Melanin is the key ingredient in the manufacture of the APS-developed UVA/UVB sun protection cream for which an NDA was filed in the third quarter of 1994.

Interest income decreased by $38,000 or 11% to $318,000 due mainly to lower average cash balances. Interest expense increased by $167,000 or 60% to $446,000 due to the debt financing arranged by the Company in the third quarter.

The net loss for the year of $9,359,000 was lower by $400,000 or 4% than the prior year, with reduced research and development expense being offset by increased selling and marketing expense and reduced gross profit.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

Revenues for 1994 totalled $15,884,000, consisting of product revenues of $14,787,000 and licensing revenues of $1,097,000. This represented an overall decrease of 20% from the prior year. Product revenues decreased by 12% while licensing revenues decreased by 65%.

The decrease in product revenues was due mainly to a reduction in shipments to Scott Paper Company arising principally in the second quarter of 1994. This was compounded by the absence in 1994 of a $766,000 non-recurring sale of analytical standards equipment that occurred in 1993. Overall revenues from consumer products including commissions increased by 2% over the prior year. Shipments of APS-marketed consumer products decreased slightly by $277,000 or 3% in 1994 due mainly to a decrease in sales of suncare products. This was partially offset by a modest increase in shipments of Take-Off makeup remover which was reintroduced in the second half of the year as a Microsponge-enhanced product. Sales of the Exact OTC acne treatment were essentially flat with the prior year, which included initial stocking orders of two line extensions introduced during the year.

Licensing revenues decreased to $1,097,000 from $3,151,000. The prior year included a milestone payment of $750,000 received from Johnson & Johnson, Inc. on a photodamage product and revenue of $2,106,000 which was recognized in accordance with the percentage-of-completion method of accounting on milestone payments received from J&J in the prior year. Revenues in 1994 included the balance remaining under the percentage-of-completion method of $894,000.

Gross profit for the year on product sales amounted to $4,638,000 compared to $3,941,000 in the prior year. Expressed as a percentage of product revenues, gross profit increased by eight percentage points over the prior year to 31%. This is attributable to increased manufacturing efficiencies at the Company's facility in Lafayette, Louisiana, and to the fact that higher margin consumer product sales represented a greater portion of overall product revenues.

Research and development expense decreased compared to the prior year by $1,009,000 or 14% due both to cost-containment measures implemented in the fourth quarter of 1993 and reduced expenditures on clinical trials. This latter trend is expected to continue. The Company submitted its NDA for its UVA/UVB sun protection cream in September of 1994 and a second NDA for its tretinoin acne treatment in February 1995.

Selling and marketing expense decreased in 1994 by $272,000 or 6% due mainly to reduced overhead expense at the Company's consumer products and analytical standards divisions. Advertising and promotion costs decreased by $296,000 or 15% to $1,657,000 as the Company moved from the more expensive print advertising to other forms of media, mainly point-of-sale. Advertising and promotion costs associated with current products and those to be launched in the future will depend on market sizes and perceived opportunities.

General and administrative expense decreased by $144,000 or 5% due mainly to continuing cost control measures.

The loss on purchase commitment and inventory primarily relates to a contractual commitment for the purchase of melanin in excess of current estimated requirements. Melanin is a key ingredient in the manufacture of the APS developed UVA/UVB sun protection cream.

Interest income decreased to $356,000 from $560,000 in the prior year due to lower average cash balances. Other income decreased because the prior year included gains on disposal of equipment which the Company acquired as a result of the restructuring of its agreements with Rhone-Poulenc Rorer.

The Company incurred a net loss of $9,759,000 for the year ended 1994. This was slightly below the loss of $9,877,000 in the prior year with lower sales offset by a better gross profit mix and reduced operating expenses.

CAPITAL RESOURCES AND LIQUIDITY

Total assets as of December 31, 1995 were $23,082,000 compared with $23,508,000 at December 31, 1994. Working capital decreased to $4,976,000 at December 31, 1995 from $5,641,000 at December 31, 1994. In the same period, cash and cash equivalents and marketable securities increased to $5,173,000 from $4,517,000. The Company's primary investment objectives for those assets are the preservation of capital and the maintenance of a high degree of liquidity.

The Company has financed its operations, including product research and development, from amounts raised in debt and equity financings, the sale of consumer products, Microsponge delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

The Company raised $9,117,000 from two private placements in 1994, and $1,388,000 from a private placement in the first quarter of 1995.

In September 1995, the Company extinguished $2,500,000 of Industrial Revenue Bonds through an "insubstance defeasance" transaction by placing approximately $2,500,000 of U.S. government securities in an irrevocable trust to fund all future interest and principal payments. The purchase of the government securities was achieved through the sale of the Company's pledged marketable securities. The debt extinguishment did not have a material impact on the Company's earnings.

Also in the second half of 1995, the Company raised an aggregate amount of $8,122,000 from three financing agreements. The first financing arrangement is a bank loan totalling $3,000,000 with an interest rate equal to two percentage points above the Prime Rate. The loan is secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. The second financing arrangement is a $1,500,000 term loan with a fixed interest rate of 14%. This loan is also secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. The security interest of the debt holders is subordinated to the bank loan's security interest. The third financing arrangement, aggregating $3,622,000, resulted from the sale of certain real and personal properties that the Company subsequently leased back for a fixed rental stream over a period of forty-eight months. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met. The effective interest rate of this financing is approximately 11%.

During 1995, Company operations used approximately $8,520,000 of cash. Approximately $4,139,000 was invested in product research and development and $1,805,000 was invested in advertising and promoting new products.

In prior years, cash was expended with regard to Phase III clinical tests of tretinoin entrapped in a Microsponge delivery system for the treatment of acne, and of APS' melanin-Microsponge sunscreen product, together with related research and development costs, all of which decreased substantially in 1995 following the filing of the respective NDAs. Additionally, the Company is contractually obligated to purchase minimum annual quantities of melanin. Failure to purchase the minimum quantities results in a mandatory payment of $600,000 to its melanin supplier under "take or pay" provisions. In February 1995, the Company received a milestone payment of $1,500,000 from Ortho Pharmaceutical Corporation upon the filing of its NDA on the tretinoin acne treatment.

Additionally, in 1995 the Company received $748,000 from the sale of an idle facility in Vacaville, California. The Company recorded a loss on the sale of approximately $126,000.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including milestone payments, are expected to be sufficient to meet the Company's near-term cash requirements assuming no changes to existing business plans. The Company is also currently developing a variety of opportunities which would generate additional funds including joint ventures, equity financings, licensing agreements and other financing activities.

In the unlikely event that the Company is unable to raise additional funds required to finance its operations, operating costs will have to be significantly reduced by decreasing spending on advertising and promotion activities, outside clinical programs and a variety of other discretionary external expenditures.

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", must be adopted for years beginning after December 15, 1995. This standard defines a fair-value-based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under Opinion 25, compensation cost is recognized based on the difference, if any, between the market price of the stock and the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method defined in this standard had been applied. The Company has elected to continue accounting for compensation cost arising from its stock-based compensation plans under the Opinion 25 approach, and will therefore present the pro forma disclosures required by the standard in its financial statements for the year ending December 31, 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Polymer Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
December 31,                                                                  1995             1994
ASSETS
Current Assets:
    Cash and cash equivalents                                             $  5,172,809     $  2,741,994
    Marketable securities                                                         --          1,775,502
    Pledged marketable securities                                                 --          1,945,620
    Accounts receivable less allowance for doubtful accounts of
       $68,650 and $66,564 at December 31, 1995 and 1994, respectively       2,436,815        1,887,388
    Accrued interest receivable                                                 16,473           26,043
    Inventory                                                                7,858,584        7,002,026
    Prepaid expenses and other                                                 985,199        1,006,130
                                                                          ------------     ------------
       Total current assets                                                 16,469,880       16,384,703
Property and equipment, net                                                  5,027,034        5,106,525
Assets held for sale                                                              --            923,436
Deferred loan costs, net                                                       832,324           52,685
Prepaid license fees, net                                                      303,638          441,506
Goodwill, net of accumulated amortization of $616,387 and $455,590
    at December 31, 1995 and 1994, respectively                                187,596          348,393
Other long-term assets                                                         261,770          250,914
                                                                          ------------     ------------
TOTAL ASSETS                                                              $ 23,082,242     $ 23,508,162
                                                                          ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                      $  3,240,807     $  2,584,161
    Accounts payable, Johnson & Johnson                                      4,229,637        3,570,525
    Accrued expenses                                                         1,819,541        1,731,545
    Accrued melanin purchase commitments                                       600,000          657,248
    Current portion - long-term debt                                           853,987        2,200,000
    Deferred revenue                                                           750,000             --
                                                                          ------------     ------------
       Total current liabilities                                            11,493,972       10,743,479
Long-term debt                                                               6,354,969          978,935
                                                                          ------------     ------------
TOTAL LIABILITIES                                                           17,848,941       11,722,414
                                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Preferred stock, authorized 2,500,000 shares; none issued or
       outstanding at December 31, 1995 and 1994                                  --               --
    Common stock, $.01 par value, authorized 50,000,000 shares;
       issued and outstanding 16,594,565 and 16,043,121 at
       December 31, 1995 and 1994, respectively                                165,946          160,431
    Common stock to be issued, $.01 par value, 432,101 shares
       issuable in 1996                                                          4,321             --
    Warrants, issued and outstanding: 1,628,611 at December 31, 1995
       and 2,286,658 at December 31, 1994                                    2,653,076        4,059,500
    Additional paid-in capital                                              64,600,516       60,297,027
    Unrealized gain on securities                                               12,348          113,166
    Accumulated deficit                                                    (62,202,906)     (52,844,376)
                                                                          ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                                   5,233,301       11,785,748
                                                                          ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 23,082,242     $ 23,508,162
                                                                          ============     ============

See accompanying notes

Advanced Polymer Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                               1995             1994             1993
Revenues:
Product revenues                                            $ 15,203,196     $ 14,787,048     $ 16,780,598
Licensing revenues                                               905,000        1,097,402        3,151,000
                                                            ------------     ------------     ------------
     Total revenues                                           16,108,196       15,884,450       19,931,598

Expenses:
Cost of sales                                                 11,047,399       10,149,302       12,840,205
Research and development, net                                  4,139,441        6,334,168        7,342,601
Selling and marketing                                          4,755,788        4,011,752        4,283,657
Advertising and promotion                                      1,804,540        1,657,178        1,953,042
General and administrative                                     3,081,900        2,844,282        2,988,284
Loss on purchase commitment, including related inventory         600,000          685,000          950,000
                                                            ------------     ------------     ------------
     Operating loss                                           (9,320,872)      (9,797,232)     (10,426,191)

Other income (expense), net                                       89,895          (38,593)         288,929
Interest income                                                  317,948          355,837          560,104
Interest expense                                                (445,501)        (278,988)        (299,973)
                                                            ------------     ------------     ------------
     Net loss                                               $ (9,358,530)    $ (9,758,976)    $ (9,877,131)
                                                            ============     ============     ============
Loss per common share                                       $      (0.57)    $      (0.65)    $      (0.73)
                                                            ============     ============     ============
Weighted average common shares outstanding                    16,459,446       15,017,753       13,527,207
                                                            ============     ============     ============


See accompanying notes.

Advanced Polymer Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

For the Years Ended
December 31, 1995, 1994, 1993                                            Common Stock             Additional  Unrealized
                                               Common Stock                Warrants                  Paid-In     Holding
                                          Shares        Amount       Shares        Amount            Capital        Gain
Balance December 31, 1992               13,440,654    $ 134,406     1,161,500    $ 2,300,000    $ 50,790,569    $    --

Options exercised                          211,639        2,117          --             --           321,221         --
Shares retired                              (5,636)         (56)         --             --           (34,449)        --
Net loss                                      --           --            --             --              --           --
Distributions                                 --           --            --             --              --           --
                                       ------------------------------------------------------------------------------------
1993 Total                                 206,003        2,061          --             --           286,772         --
                                       ------------------------------------------------------------------------------------
Balance December 31, 1993               13,646,657    $ 136,467     1,161,500    $ 2,300,000    $ 51,077,341    $    --
                                       ------------------------------------------------------------------------------------

Options exercised                          471,306        4,713          --             --         1,881,821         --
Agreement with Johnson &
   Johnson, net of $30,201 in
   offering costs                        1,000,000       10,000       200,000        285,000       4,674,799         --
Private placement,
   net of $353,183 in offering costs       925,158        9,251       925,158      1,474,500       2,663,066         --
Unrealized holding gain                       --           --            --             --              --        113,166
Net loss                                      --           --            --             --              --           --
Distributions                                 --           --            --             --              --           --
                                       ------------------------------------------------------------------------------------
1994 Total                               2,396,464       23,964     1,125,158      1,759,500       9,219,686      113,166
                                       ------------------------------------------------------------------------------------
Balance December 31, 1994               16,043,121    $ 160,431     2,286,658    $ 4,059,500    $ 60,297,027    $ 113,166
                                       ------------------------------------------------------------------------------------

Options exercised                          236,992        2,370          --             --         1,078,929         --
Private placement,
   net of $112,383 in offering costs       310,278        3,103       310,278        485,591         898,923         --
Securities issued in debt financing
   arrangements                              4,174           42       193,175        407,985          29,958         --
Common Stock to be issued in
   connection with the agreement
    with Johnson & Johnson                 432,101        4,321          --             --            (4,321)        --
Warrants expired                              --           --      (1,161,500)    (2,300,000)      2,300,000         --
Unrealized holding gain                       --           --            --             --              --       (100,818)
Net loss                                      --           --            --             --              --           --
                                       ------------------------------------------------------------------------------------
1995 Total                                 983,545        9,836      (658,047)    (1,406,424)      4,303,489     (100,818)
                                       ------------------------------------------------------------------------------------
Balance December 31, 1995               17,026,666    $ 170,267     1,628,611    $ 2,653,076    $ 64,600,516    $  12,348
                                       ====================================================================================

For the Years Ended
December 31, 1995, 1994, 1993                                  Total
                                         Accumulated   Shareholders'
                                             Deficit          Equity
Balance December 31, 1992               $(33,081,570)   $ 20,143,405

Options exercised                               --           323,338
Shares retired                                  --           (34,505)
Net loss                                  (9,877,131)     (9,877,131)
Distributions                                (53,699)        (53,699)
                                       -----------------------------
1993 Total                                (9,930,830)     (9,641,997)
                                       -----------------------------
Balance December 31, 1993               $(43,012,400)   $ 10,501,408
                                       -----------------------------

Options exercised                               --         1,886,534
Common stock to be issued
   in connection with agreement
   with Johnson & Johnson, net
   of $30,201 in offering costs                 --         4,969,799
Private placement,
   net of $353,183 in offering costs            --         4,146,817
Unrealized holding gain                         --           113,166
Net loss                                  (9,758,976)     (9,758,976)
Distributions                                (73,000)        (73,000)
                                       -----------------------------
1994 Total                                (9,831,976)      1,284,340
                                       -----------------------------
Balance December 31, 1994               $(52,844,376)   $ 11,785,748
                                       -----------------------------

Options exercised                               --         1,081,299
Private placement,
   net of $112,383 in offering costs            --         1,387,617
Securities issued in debt financing
   arrangements                                 --           437,985
Common stock to be issued in
   connection with the agreement
   with Johnson & Johnson                       --              --
Warrants expired                                --              --
Unrealized holding gain                         --          (100,818)
Net loss                                  (9,358,530)     (9,358,530)
                                       -----------------------------
1995 Total                                (9,358,530)     (6,552,447)
                                       -----------------------------
Balance December 31, 1995               $(62,202,906)   $  5,233,301
                                       =============================


See accompanying notes.

Advanced Polymer Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                             1995            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (9,358,530)   $ (9,758,976)   $ (9,877,131)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                        1,377,614       1,243,906       1,202,230
      Provision for loss on purchase commitments, including inventory        600,000         685,000         850,000
      Change in allowance for doubtful accounts                                2,086         (69,456)        106,888
      Accretion of pledged long-term marketable securities                  (121,572)       (150,498)       (138,243)
      (Gain) loss on sale of equipment and assets held for sale              125,764            (868)       (195,914)
      Gain on sale of pledged marketable securities                         (234,319)           --              --
      Changes in operating assets and liabilities:
         Accounts receivable                                              (1,130,448)        908,738      (1,116,787)
         Accrued interest receivable                                           9,570           6,981         172,009
         Inventory                                                          (856,558)      1,291,126      (5,065,950)
         Prepaid expenses and other                                           20,931        (575,003)       (419,645)
         Deferred charges loan costs                                        (439,824)           --              --
         Other long-term assets                                              (10,856)         17,895         (20,704)
         Accounts payable and accrued expenses                                87,394         517,005       1,603,855
         Accounts payable, Johnson & Johnson                                 659,112      (1,852,753)      3,205,707
         Deferred revenue                                                    750,000        (894,000)     (2,106,000)
                                                                        --------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                     (8,519,636)     (8,630,903)    (11,799,685)
                                                                        --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (901,288)       (645,899)     (1,220,185)
   Proceeds from sale of equipment and assets held for sale                  797,672           2,290         518,667
   Purchases of marketable securities                                     (4,458,891)     (1,448,467)     (6,540,855)
   Maturities and sales of marketable securities                           5,935,087       1,216,394      18,063,192
                                                                        --------------------------------------------
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                      1,372,580        (875,682)     10,820,819
                                                                        --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment to Dow Corning                                                     --          (274,208)        (98,391)
   Repayment of long-term debt                                              (258,304)       (200,000)       (200,000)
   Proceeds from long-term debt and warrants                               7,367,259            --              --
   Proceeds from private placement, net of offering costs                  1,387,617       4,146,817            --
   Proceeds from agreement with Johnson & Johnson                               --         4,969,799            --
   Distributions                                                                --           (73,000)        (53,699)
   Proceeds from the exercise of common stock options,
      net of common stock retired                                          1,081,299       1,886,534         288,833
                                                                        --------------------------------------------
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                      9,577,871      10,455,942         (63,257)
                                                                        --------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,430,815         949,357      (1,042,123)
Cash and cash equivalents at the beginning of the year                     2,741,994       1,792,637       2,834,760
                                                                        --------------------------------------------
Cash and cash equivalents at the end of the year                        $  5,172,809    $  2,741,994    $  1,792,637
                                                                        ============================================


Supplemental disclosure of non-cash financing transactions:

   In September 1995, the Company offset its note payable to Dow Corning
      Corporation ("DCC") against its receivable from DCC. This resulted in a decrease in long-term debt, short-term debt and accounts receivable of $478,935, $100,000 and $578,935, respectively.

   In September 1995, the Company extinguished a debt through an insubstance defeasance transaction by placing U.S. government securities in an irrevocable trust to fund all future scheduled payments on the debt (Note
      7).

See accompanying notes.

                 ADVANCED POLYMER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE 1   BUSINESS

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems that allow for the controlled release of active ingredients in a programmed manner in the ethical dermatology, cosmetic and personal care areas. Certain projects are conducted under development and licensing arrangements with large companies, others are part of joint ventures in which APS is a major participant, and a number of projects are exclusive to APS. APS also markets and distributes a range of in-licensed consumer products for personal care through its subsidiary, Premier, Inc. ("Premier").

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Premier, APS Analytical Standards and APS Joint Venture Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 2, 1993, APS acquired Premier, a marketing and distribution company specializing in over-the-counter drug and personal care products. The business combination was accounted for as a pooling of interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of Premier for all periods presented.

Cash Equivalents and Marketable Securities: For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, the Company considers all short-term investments that have original maturities of less than three months to be cash equivalents. Short-term investments consist primarily of certificates of deposit, commercial paper, master notes and repurchase agreements. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying Consolidated Balance Sheets. The Company has classified its investments in certain debt and equity securities as "available-for-sale". Such investments are recorded at fair value with unrealized holding gains and losses reported as a separate component of stockholders' equity.

Inventory: Inventory is stated at the lower of cost or market value, utilizing the average cost method (Note 5).

Property and Equipment: Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, not exceeding twenty years (Note 6).

Prepaid License Fees: The fee paid in 1992 to ROCEP Pressure Packs of Scotland for the exclusive right to supply the Microsponge delivery system in an environmentally friendly aerosol is being amortized over the five-year length of the contract on a straight-line basis. The fee paid to Biosource Technologies, Inc. ("Biosource") in 1992 is being amortized over a seven-year term consistent with the term of the related minimum purchase commitments (Notes 3 and 8). Amortization of prepaid license fees totalled $137,868, $124,057 and $120,244 in 1995, 1994 and 1993, respectively.

Deferred Charges: Deferred Charges relate to costs incurred in obtaining certain loans. These charges are being amortized over the life of the loans using the effective interest method (Note 7).

Long-Lived Assets, Including Goodwill: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective recorded net book values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets, including goodwill, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

In 1992, APS acquired for 157,894 shares of its common stock, the outstanding 25% interest in ACP, APS' over-the-counter consumer products subsidiary. The acquisition was accounted for as a purchase. Excess of cost over net assets acquired arising from the purchase is being amortized over five years on a straight-line basis. Amortization of goodwill totalled $160,797, $160,796, and $160,797 in 1995, 1994 and 1993, respectively.

Advertising and Promotion Costs: Advertising costs are expensed as incurred.

Earnings (Loss) per Share: Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. The computation assumes that no outstanding stock options and warrants were exercised as they would be anti-dilutive.

Licensing Agreements: The Company has several licensing agreements that generally provide for monthly payments, periodic minimum payments and royalties for exclusivity. Revenue is recorded as services are performed. The agreements do not contain any financial obligations with respect to the Company at the expiration or earlier termination of the agreements. Certain agreements also require the remittance of non-refundable milestone fees. Such fees and option payments aggregated $750,000, $0 and $750,000 in 1995, 1994 and 1993, respectively.

Deferred Revenue: Prepaid royalties paid to APS by Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are reported as deferred revenues. (Note 12)

Concentrations of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. As of December 31, 1995, approximately 43% of the recorded trade receivables were concentrated with three customers in the cosmetic and personal care industries. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1995.

NOTE 3   RELATED PARTY TRANSACTIONS

APS has entered into agreements with Biosource. Two directors serve on the Board of Directors of both Biosource and APS. All agreements between APS and Biosource have been, and will continue to be, considered and approved by a vote of the disinterested directors. The agreements provide APS worldwide rights to use and sell Biosource's biologically-synthesized melanin in Microsponge systems for all sun protection, cosmetic, ethical dermatology and over-the-counter skin care purposes. In return, APS is required to make annual minimum purchases of melanin (Note 8), pay royalties on sales of APS melanin-Microsponge products and was required to prepay $500,000 of royalties. During 1995, the Company paid Biosource $3,329 in royalties and accrued $600,000 for estimated loss on future purchase commitments. During 1994, APS paid Biosource $3,279 prepaid royalties and $263,403 for the supply of melanin. The 1994 financial results also included a $685,000 provision for the estimated loss on certain future purchase commitments and related inventory on hand for product in excess of estimated requirements. During 1993, the Company paid or accrued $893,485 for the supply of melanin, an additional $200,000 to meet the annual minimum purchase commitment, and $40,820 for royalties on product sales. The 1993 financial results also included a $750,000 provision for the estimated loss on certain future purchase commitments and related inventory on hand for product in excess of estimated requirements.

NOTE 4   CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 1995 and 1994, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                                       December 31, 1995
                                      ----------------------------------------------------
                                                       Unrealized  Unrealized   Estimated
                                         Cost            Gains       Losses     Fair Value
                                      ----------------------------------------------------
Available-for-Sale:
Corporate debt securities             $3,273,602       $ 12,348       -         $3,285,950
Other debt securities                    164,425           --         -            164,425
                                      ----------------------------------------------------
   Totals                             $3,438,027       $ 12,348       -         $3,450,375
                                      ====================================================

                                                       December 31, 1994
                                      ----------------------------------------------------
                                                       Unrealized  Unrealized   Estimated
                                         Cost            Gains       Losses     Fair Value
                                      ----------------------------------------------------
Available-for-Sale:

U.S. Government debt securities       $2,132,604       $101,682       -         $2,234,286
Corporate debt securities              1,555,352         11,484       -          1,566,836
Other debt securities                  1,945,453           --         -          1,945,453
                                      ----------------------------------------------------
   Totals                             $5,633,409       $113,166       -         $5,746,575
                                      ====================================================

The table below reflects the balance sheet classification of investments in debt securities at December 31:

                                                  1995                         1994
                                    -------------------------------------------------------------
                                                       Fair                             Fair
                                        Cost           Value            Cost            Value
                                    -------------------------------------------------------------
Cash equivalents                    $3,438,027       $3,450,375       $2,025,453       $2,025,453
Marketable securities                     --               --          1,761,139        1,775,502
Pledged marketable securities             --               --          1,846,817        1,945,620
                                    -------------------------------------------------------------
   Totals                           $3,438,027       $3,450,375       $5,633,409       $5,746,575
                                    =============================================================


Available-for-sale debt securities as of December 31, 1995, are all due in less than three months.

NOTE 5   INVENTORY

The major components of inventory are as follows:

                                                      December 31,     December 31,
                                                          1995             1994
                                                       ---------------------------
Raw materials and work-in-process                      $1,006,847       $1,019,427
Finished goods                                          6,851,737        5,982,599
                                                       ---------------------------
Total inventory                                        $7,858,584       $7,002,026
                                                       ===========================

J&J has a security interest in the Company's Sundown(R) and Johnson's Baby Sunblock(R) inventory. Inventory subject to their security interest totalled approximately $4,400,000 and $3,600,000 at December 31, 1995 and 1994,
respectively (Note 14).

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  December 31,      December 31,
                                                     1995               1994
                                                --------------------------------
Building                                        $  1,610,339        $  1,594,979
Land and improvements                                163,519             163,519
Leasehold improvements                               571,223             571,223
Furniture and equipment                           10,623,203           9,737,275
                                                --------------------------------
Total property and equipment                    $ 12,968,284        $ 12,066,996
Accumulated depreciation and amortization         (7,941,250)         (6,960,471)
                                                --------------------------------
Property and equipment, net                     $  5,027,034        $  5,106,525
                                                ================================

Depreciation expense amounted to $980,779, $920,871 and $880,236 for the years ended December 31, 1995, 1994, and 1993, respectively.

In 1992, the Company obtained ownership of a manufacturing facility as part of a settlement of a joint venture. The Company sold this facility in 1995 and recorded a loss on the sale of approximately $126,000.

NOTE 7   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      December 31,     December 31,
                                                                                          1995             1994
                                                                                     ------------------------------
Bank loan, interest payable monthly, principal due in non-equal installments commencing December 1, 1996 through March 1, 1999, secured by the assets and
operating cash flow of a subsidiary of the Company and guaranteed by the Company        $3,000,000       $     --

Term loan, subordinated to bank loan, interest payable quarterly, principal due in non-equal installments commencing December 1, 1996 through March 1, 1999, secured by the assets and operating cash flows of a subsidiary of the Company
and guaranteed by the Company                                                            1,500,000             --

Term loan, principal and interest due in equal monthly installments commencing
October 1995 through December 1999, secured by certain real and personal property        2,708,956             --

Industrial Revenue Bonds, interest payable quarterly, principal due in non-equal semi-annual installments, commencing June 30, 1993, through December 31, 2000,
secured by pledged marketable securities, and certain real and personal property              --          2,600,000

Advance from Dow Corning Corporation, non-interest bearing, to be repaid out of the gross profits of certain future sales, but in no case later than December
11, 1996, subordinated to the Industrial Revenue Bonds, notes payable, and
secured by certain real and personal property                                                 --            578,935
                                                                                        ---------------------------
              Total                                                                     $7,208,956       $3,178,935
Less current portion                                                                       853,987        2,200,000
                                                                                        ---------------------------
Long-term debt                                                                          $6,354,969       $  978,935
                                                                                        ===========================

Maturities of the long-term debt are as follows:

     Years ending December 31:                       Amount
---------------------------------------------------------------------
                1996                               $  853,987
                1997                                1,470,780
                1998                                2,473,389
                1999                                2,410,800
---------------------------------------------------------------------
                                                   $7,208,956
=====================================================================

In 1995, the Company received an aggregate amount of $8,122,334 from three financing arrangements.

The first financing arrangement is a $3,000,000 bank loan with an interest rate equal to two percentage points above the Prime Rate (8.5% as of December 31, 1995). The loan is secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company.

The second financing arrangement is a $1,500,000 term loan with a syndicate of lenders and a fixed interest rate of 14%. The loan is also secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. The security interest of the debt holders is subordinated to the bank loan's security interest.

In the third quarter of 1995, the Company consummated a transaction whereby certain real and personal properties were sold to a third party and subsequently leased back for a fixed rental stream over a period of forty-eight months. The Company has the option either to purchase all the properties at the expiration of the term of the lease or extend the term of the lease. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met. A deposit of $755,000 with the lender was offset against the loan balance as of December 31, 1995. This deposit earns an interest rate of 4%. This transaction has been reflected in the table above as a term loan.

The terms of certain financing agreements contain among other provisions, requirements for a subsidiary of the Company to maintain defined levels of earnings, net worth and various financial ratios, including net worth. In conjunction with the debt financing agreements, APS issued a total of 193,175 warrants with an exercise price of $7.00 per share of common stock.

All costs incurred in obtaining the financing arrangements have been capitalized as deferred charges, and are being amortized over the life of the loans using the effective interest method. Interest paid in 1995, 1994 and 1993 approximated interest expense reflected in the Consolidated Statements of Operations.

In September 1995, the Company extinguished $2,500,000 of Industrial Revenue Bonds through an "insubstance defeasance" transaction by placing approximately $2,500,000 of U.S. government securities in an irrevocable trust to fund all future interest and principal payments. The purchase of the government securities was achieved through the sale of the Company's pledged marketable security. The debt extinguishment did not have a material impact on the Company's earnings. The debt balance outstanding as of December 31, 1995 was $2,500,000.

In 1995, the Company offset its note payable to Dow Corning Corporation ("DCC") against its receivable from DCC as agreed by both companies.

NOTE 8   COMMITMENTS

Lease Commitments: Total rental expense for property and equipment was $639,807, $558,086 and $578,208 for 1995, 1994 and 1993, respectively.

The Company's future minimum lease payments under noncancellable operating leases for facilities as of December 31, 1995, are as follows:

                                         Minimum
       Years ending December 31,         Payments
                                         --------
               1996                      $442,037
               1997                       362,184
               1998                        51,441
               1999                        17,638
                                         --------
                                         $873,300
                                         ========

Supply Agreements: The Company has entered into agreements with Biosource. APS is required to make annual minimum purchases of melanin and pay royalties on sales of APS melanin-Microsponge products (Note 3). The minimum financial commitments not yet expensed by APS under the current agreements are $600,000 per annum for each of the years in the two year period ending December 31, 1998, in aggregate $1,200,000.

NOTE 9   SHAREHOLDERS' EQUITY

Private Placements and Common Stock Warrants: In 1994, the Company raised $9,116,616 net of offering costs through two private placements. In the first private placement, APS issued 1,000,000 shares of newly issued common stock to Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, Inc. in consideration for $5,000,000. In addition, JJDC received 200,000 warrants exercisable for two years at $12.00 per share. APS will be issuing JJDC an additional 432,101 shares in 1996 as a result of the APS stock price not achieving certain predetermined levels.

The second private placement was pursuant to an agreement for the sale of up to $8,000,000 of common stock and warrants in six installments beginning in June 1994 and ending on September 29, 1995. The Company sold $6,000,000 of common stock and warrants through March 30, 1995. The remaining two optional installments in June and September 1995 totalling $2,000,000 of common stock and warrants were not sold by the Company. In accordance with the agreement, the following shares of common stock and warrants were issued:

                               Number of Shares                   Number of                     Exercise Price
    Date Issued              of Common Stock Issued             Warrants Issued                  of Warrants
    -----------              ----------------------             ---------------                  -----------

    June 30, 1994                   294,314                           294,314                         $5.61
    September 30, 1994              299,066                           299,066                         $5.52
    December 31, 1994               331,778                           331,778                         $4.97
    March 30, 1995                  310,278                           310,278                         $5.32

The warrants issued are exercisable over a three-year period. The value of the warrants was determined using the Black-Scholes model.

In conjunction with certain debt financing agreements made in 1995 (Note 7), APS issued a total of 193,175 warrants with an exercise price of $7.00 per share of common stock. These warrants expire on March 27, 2000.

In the first quarter of 1995, 1,161,500 warrants which were issued in a 1992 private placement expired.

Stock Options: The Company has various stock option plans for employees, officers, directors and consultants. The options are granted at fair market value and expire no later than ten years from the date of the grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant.

The following table summarizes option activity for 1995, 1994 and 1993:
--------------------------------------------------------------------------------
Option shares,

December 31,                                            1995              1994              1993
------------                                         ----------        ----------        ----------
Outstanding at beginning of year                      2,677,162         2,688,940         2,330,829
Granted                                                 486,500           623,500           715,000
Exercised                                              (236,992)         (471,306)         (211,639)
Expired or cancelled                                   (104,346)         (163,972)         (145,250)
                                                     ----------        ----------        ----------
Outstanding at end of year                            2,822,324         2,677,162         2,688,940
                                                     ----------        ----------        ----------
Option shares exercisable, December 31                1,877,295         1,529,574         1,607,539
                                                     ----------        ----------        ----------
Shares available for future grant, December 31          317,819           707,973         1,279,750
                                                     ----------        ----------        ----------
Option price per share:
   Granted                                     $ 5.000 - $ 6.500   $ 4.250 - $ 6.125  $ 5.250 - $ 8.125
   Exercised                                   $ 3.000 - $ 5.438   $ 3.750 - $ 6.500  $ 0.250 - $ 4.350
   Outstanding, December 31                    $ 3.000 - $11.125   $ 3.000 - $11.125  $ 3.000 - $11.125

Distributions: Distributions presented in the Consolidated Statements of Shareholders' Equity represent payments to the shareholders of Premier, which was a subchapter S Corporation. Premier's S Corporation election was terminated in conjunction with the merger (Note 13).

NOTE 10   DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan covering substantially all of its employees. In 1995, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,620 for the calendar year. In the prior years, the maximum matching contribution made by the Company was equal to the lesser of 1.5% of each participant's salary or $1,000 per calendar year. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 1995, 1994 and 1993, the Company contributed to the plan approximately $89,000, $55,000 and $40,000, respectively. No discretionary contributions have been made to the plan since its inception.

NOTE 11   INCOME TAXES

A reconciliation of the Federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                         December 31
                                             1995           1994           1993
                                            ------         ------         ------
U.S. Federal statutory rate (benefit)        (34.0)%        (34.0)%        (34.0)%
Losses without tax benefits                   33.5           34.0           34.0
State income taxes, net of U.S.
     Federal income tax effect                --             --             --
Nondeductible expenses                         0.5           --             --
                                            ------         ------         ------
     Total tax expense                        --             --             --
                                            ======         ======         ======


At December 31, 1995, the Company had net Federal operating loss carry forwards of approximately $63,000,000 for income tax reporting purposes and California state operating loss carry forwards of approximately $8,800,000. The Federal net operating loss carry forwards expire beginning in 1998 through the year 2010. The California net operating loss carry forwards expire beginning in 1996 through the year 2000. A California net operating loss carry forward from 1988 in the approximate amount of $2,200,000 expired December 31, 1995.

Due to the "change in ownership" provisions of the Tax Reform Act of 1986, approximately $32,000,000 and $5,500,000 of the Company's Federal and California net operating loss carry forwards, respectively, are subject to an annual limitation against taxable income. The balance of the Federal and California loss carry forwards of approximately $31,000,000 and $3,300,000, respectively, which arose subsequent to the Company's change in ownership will be fully available to offset taxable income in excess of the annual limitation until fully utilized or there is another ownership change.

The Company also has investment tax credit/carryovers and research and experimental tax credits aggregating approximately $1,692,000 and $572,000 for Federal and California purposes, respectively, of which approximately $663,000 and $139,000, respectively, are also subject to an annual limitation due to the "change in ownership" provisions of the Tax Reform Act of 1986. The Federal credits expire beginning in 1998 through the year 2010. The California credits carry over indefinitely until utilized.

There are also California credit carry forwards for qualified manufacturing and research and development equipment of approximately $10,000; these credits expire in 2005.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                              1995                1994
                                                              ----                ----
Deferred tax assets:
     Deferred research expenditures                       $  1,443,000        $    765,000
     Accruals and reserves not currently deductible
        for tax purposes                                     1,197,000             953,000
     Net operating loss carry forward                       22,283,000          19,061,000
     Credit carry forwards                                   2,274,000           2,051,000
     Other                                                     572,000             175,000
                                                          ------------        ------------
Gross deferred tax assets                                   27,769,000          23,005,000
     Less valuation allowance                              (27,426,000)        (22,892,000)
                                                          ------------        ------------
Total deferred tax assets                                 $    343,000        $    113,000
                                                          ------------        ------------
Deferred tax liabilities:
     Property and equipment                               $   (343,000)       $   (113,000)
                                                          ------------        ------------
Total deferred tax liabilities                                (343,000)           (113,000)
                                                          ------------        ------------
     Net deferred taxes                                   $       --          $       --
                                                          ============        ============

The net change in the valuation allowance for the years ended December 31, 1995 and 1994 was an increase of approximately $4,534,000 and $3,627,000, respectively. Management believes that sufficient uncertainty exists regarding the realizability of these items and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 1995 include approximately $2,329,000 relating to the exercise of stock options, which will be credited to equity when realized.

NOTE 12   ORTHO PHARMACEUTICAL CORPORATION

In May 1992, APS entered into development and licensing and investment agreements with Ortho for the development of retinoid products. The first product under development is a Microsponge system entrapment of tretinoin (trans-retinoic acid or "t-RA"), a prescription acne drug. A second product licensed to Ortho is a Microsponge entrapment of a retinoid to be used for the treatment of photodamaged skin.

The terms of the agreements included an $8,000,000 investment in APS for 723,006 newly issued shares of APS common stock and the payment to APS of $6,000,000 in licensing fees by J&J. The licensing fees were recognized as revenues according to the percentage-of-completion method of accounting whereby income was recognized based on the estimated stage of completion of the related project. Cash payments received in advance of being earned were classified as deferred revenue. Revisions of estimated profits have been included in earnings by the reallocation method which spread the change in estimate over the current and future periods. As of December 31, 1994, the project had been completed and all associated revenues had been recognized.

J&J made a second equity investment in the Company in May 1994 through its subsidiary Johnson & Johnson Development Corporation ("JJDC"). Under this agreement, JJDC purchased 1,000,000 shares of newly issued common stock in consideration for $5,000,000. In addition, JJDC received 200,000 warrants exercisable for two years at $12.00 per share. APS will be issuing JJDC an additional 432,101 shares in 1996 as a result of the APS stock price not achieving certain predetermined levels. Upon issuance of these additional shares, J&J's holding in APS common stock will increase to approximately 13% of common shares outstanding.

In February 1995, APS received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenues. APS has the ability to earn an additional $7,750,000 in fees if research milestones are achieved. If and when approval is received from the FDA to market the Microsponge tretinoin products, APS will earn a mark-up on Microsponge systems supplied to Ortho and J&J will pay APS a royalty on product sales, subject to certain minimums. Should these minimums not be achieved, Ortho loses its exclusivity and APS regains marketing rights to the retinoid products.

NOTE 13   PREMIER, INC.

On April 2, 1993, APS acquired Premier, a marketing and distribution company specializing in over-the-counter drug and personal care products. APS exchanged 454,444 shares of common stock for all the shares of Premier. The business combination was accounted for as a pooling of interests, and accordingly, the Company's historical consolidated financial statements presented herein are restated to include the accounts and results of operations of Premier.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

Year Ended December 31,                  1993
-----------------------                  ----
Total revenues:
Advanced Polymer Systems, Inc.       $ 12,002,807
Premier, Inc.                           7,928,791
                                     ------------
Combined                             $ 19,931,598
                                     ------------
Net loss:
Advanced Polymer Systems, Inc.       $ (8,729,627)
Premier, Inc.                          (1,147,504)
                                     ------------
Combined                             $ (9,877,131)
                                     ------------


NOTE 14   JOHNSON & JOHNSON

Licensing Agreement: The Company's wholly owned subsidiary, Premier, licensed from J&J the exclusive right to manufacture and distribute a product, Take-Off, in the U.S. The agreement provides for Premier to remit royalty payments to J&J based on net sales, with minimum payments of $375,000 per year. This agreement expires in 1996 and provides an option for Premier to extend the term.

Distribution Arrangement: Premier obtained the rights to market and distribute two suncare products, Sundown and Johnson's Baby Sunblock, in the U.S. Premier purchases all Sundown inventory from J&J at an agreed-upon price. Premier is reimbursed by J&J for agreed-upon marketing expenses. Upon the termination of the arrangement, Premier is required to sell to J&J all of the J&J product in Premier's inventory at Premier's then current book value. Premier performs a reconciliation of the payable to J&J annually to determine the portion that is currently due. The portion of the payable that relates to inventory sold during a contract year is due at the end of that contract year.

NOTE 15 SUBSEQUENT EVENTS AND MANAGEMENT'S PLANS WITH RESPECT TO FUNDING OF OPERATIONS

In the first quarter of 1996, APS acquired all rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS Common Stock.

The Company's existing cash and cash equivalents, collection of trade accounts receivable, together with interest income and other revenue producing activities including milestone payments, are expected to be sufficient to meet the Company's near-term cash requirements assuming no changes to existing business plans.

The Company is also currently developing a variety of opportunities which would generate additional funds, including joint ventures, equity financings, licensing agreements and other financing activities.

In the unlikely event that the Company is unable to raise additional funds required to finance its operations, operating costs will have to be significantly reduced by decreasing spending on advertising and promotion activities, outside clinical programs and a variety of other discretionary external expenditures.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED POLYMER SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

San Francisco, California
March 15, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Within the twenty-four month period prior to December 31, 1995 and through the date of this report, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       APS incorporates by reference the information set forth under the captions "Nomination and Election of Directors" and "Executive Compensation" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on June 5, 1996.

ITEM 11.      EXECUTIVE COMPENSATION

       APS incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The Company incorporates by reference the information set forth under the caption "Beneficial Stock Ownership" of the Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company incorporates by reference the information set forth under the caption "Certain Transactions" of the Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.    Financial Statements

                The financial statements and supplementary data set forth on pages 19-33 of Part II of the 10-K Annual Report are incorporated herein by reference.

     2.    Financial Statement Schedules

                Schedule II                      Valuation Accounts

           All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

     3.    Exhibits

           3-A      -Copy of Registrant's Certificate of Incorporation. (1)
           3-B      -Copy of Registrant's Bylaws. (1)
           10-B     -Lease Agreement between the Registrant and White Properties Joint Venture for lease of Registrant's executive offices in Redwood City, dated as of August 1, 1992. (3)
           10-C     -Registrant's 1992 Stock Plan dated August 11, 1992. (2)*
           10-N     -Agreement with Johnson & Johnson dated April 14, 1992. (3)
           10-O     -Unit Purchase Agreement dated June 6, 1994. (5)
           10-P     -Warrant to Purchase Common Stock. (5)
           10-Q     -Investment Agreement with Johnson & Johnson Development Corporation dated May 13, 1994. (5)
           10-R     -Form of Warrant to purchase Common Stock issued to Johnson & Johnson
                     Development Corporation (5)
           10-S     -Lease Agreement between Registrant and Financing for Science International dated September 1, 1995
                     (6)
           10-T     -Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
           10-U     -Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996.
           21       -Proxy Statement for the Annual Meeting of Shareholders. (4)
           23       -Consent of Independent Auditors.
           27       -Financial Data Schedules

(b)        Reports on Form 8-K
           None.

(c)        Exhibits
           The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3. As set forth above.

(d)        Financial Statement Schedules
           See Item 14(a)2. of this Form 10-K.

-----------------------------------------------------------------

         (1) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.

         (2) Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.

         (3) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         (4)      To be filed supplementally.


         (5) Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and 4.4 to Registrant's Registration Statement on Form S-3 (Registration No. 33-82562) and incorporated herein by reference.

         (6) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

         *        Management Contract or Compensatory plans.

     For purposes of complying with the amendments to the rules governing Registration Statements on Form S-8 (effective July 13, 1990) under the Securities Act of 1933 ("the Act"), as amended, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of the registrant's Registration Statements on Form S-8 Nos. 33-18942, 33-21829, 33-29084 and 33-50640 filed on December 8, 1987, May
13, 1988, June 6, 1989 and August 11, 1992, respectively.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED POLYMER SYSTEMS, INC.

By: /s/ John J. Meakem, Jr.
   -----------------------------
        John J. Meakem, Jr.

         Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacitites and on the dates indicated.

Signature                                        Title                              Date
----------------------------------------------------------------------------------------------
  /s/ John J. Meakem, Jr.                 Chairman, President,
----------------------------
John J. Meakem, Jr.                       Chief Executive Officer               March 27, 1996

  /s/ Michael O'Connell                   Senior Vice President, Chief
----------------------------
Michael O'Connell                         Administrative Officer and
                                          Chief Financial Officer               March 27, 1996

  /s/ Carl Ehmann                         Director                              March 27, 1996
----------------------------
Carl Ehmann

  /s/ Jorge Heller                        Director                              March 27, 1996
----------------------------
Jorge Heller

  /s/ Helen C. Leong                      Director                              March 27, 1996
----------------------------
Helen C. Leong

  /s/ Peter Riepenhausen                  Director                              March 27, 1996
----------------------------
Peter Riepenhausen

  /s/ Toby Rosenblatt                     Director                              March 27, 1996
----------------------------
Toby Rosenblatt

  /s/ Gregory H. Turnbull                 Director                              March 27, 1996
----------------------------
Gregory H. Turnbull

  /s/ Dennis Winger                       Director                              March 27, 1996
----------------------------
Dennis Winger

                        ADVANCED POLYMER SYSTEMS, INC.

SCHEDULE II

VALUATION ACCOUNTS

                                                         Additions
                                        Beginning       Charged to                       Ending
                                         Balance         Expense         Deductions      Balance
-----------------------------------------------------------------------------------------------
December 31, 1993
Accounts receivable, allowance
  for doubtful accounts                  $29,132        $108,240          $1,352        $136,020


December 31, 1994
Accounts receivable, allowance
  for doubtful accounts                 $136,020          $5,833         $75,289         $66,564


December 31, 1995
Accounts receivable, allowance
  for doubtful accounts                  $66,564         $29,464         $27,378         $68,650


                         CONSENT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED POLYMER SYSTEMS, INC.:

We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084 and 33-50640) on Forms S-8 of Advanced Polymer
Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326 and 33-82562, 33-88972 and 333-759) on Forms S-3 of Advanced Polymer Systems, Inc. of our report dated March 15, 1996, relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended
December 31, 1995, and the related schedule, which report appears in the December 31, 1995 annual report on Form 10-K of Advanced Polymer Systems, Inc.

                                                           KPMG PEAT MARWICK LLP

San Francisco, California
March 27, 1996

                                  EXHIBIT INDEX

                             FORM 10-K ANNUAL REPORT

                         ADVANCED POLYMER SYSTEMS, INC.

           3-A    -Copy of Registrant's Certificate of Incorporation. (1)
           3-B    -Copy of Registrant's Bylaws. (1)
           10-B   -Lease Agreement between the Registrant and White Properties Joint Venture for lease of Registrant's executive offices in Redwood City, dated as of August 1, 1992. (3)
           10-C   -Registrant's 1992 Stock Plan dated August 11, 1992. (2)*
           10-N   -Agreement with Johnson & Johnson dated April 14, 1992. (3)
           10-O   -Unit Purchase Agreement dated June 6, 1994. (5)
           10-P   -Warrant to Purchase Common Stock. (5)
           10-Q   -Investment Agreement with Johnson & Johnson Development Corporation dated May 13, 1994. (5)
           10-R   -Form of Warrant to purchase Common Stock issued to Johnson & Johnson
                   Development Corporation (5)
           10-S   -Lease Agreement between Registrant and Financing for Science International dated September 1, 1995
                   (6)
           10-T   -Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
           10-U   -Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996.
           21     -Proxy Statement for the Annual Meeting of Shareholders. (4)
           23     -Consent of Independent Auditors.
           27     -Financial Data Schedules

--------------------------------------------------------------------------------

         (1) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.

         (2) Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.

         (3) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         (4)      To be filed supplementally.

         (5) Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and 4.4 to Registrant's Registration Statement on Form S-3 (Registration No. 33-82562) and incorporated herein by reference.

         (6) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

         *        Management Contract or Compensatory plans.