Form 10-Q
period 1996-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1996-05-15
CIK 818033

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996


/ /              Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the transition period from       to
                                                  ------  ------

                         Commission file Number 0-16109


                         ADVANCED POLYMER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                               94-2875566
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

Yes   X       No
    ----         ----

   At April 30, 1996 the number of outstanding shares of the Company's common stock, par value $.01, was 17,839,922.

                                      INDEX





PART I.             FINANCIAL INFORMATION

                                                                                 Page No.
      ITEM 1.       Financial Statements (unaudited):

                    Condensed Consolidated Balance Sheets                             3
                    March 31, 1996 and December 31, 1995

                    Condensed Consolidated Statements of Operations                   4
                    for the three months ended March 31, 1996 and 1995

                    Condensed Consolidated Statements of Cash Flows                   5
                    for the three months ended March 31, 1996 and 1995

                    Notes to Condensed Consolidated Financial Statements              6


      ITEM 2.       Management's Discussion and Analysis                              9
                    of Financial Condition and Results of Operations


PART II.             OTHER INFORMATION


      ITEM 1.       Legal Proceedings                                                12

      ITEM 6.       Exhibits and Reports on Form 8-K                                 12

                    Signatures                                                       13

                         ADVANCED POLYMER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 31, 1996 December 31, 1995
                                                         -------------- -----------------
ASSETS
Current assets:
    Cash and cash equivalents                             $  5,547,418    $  5,172,809
    Trade accounts receivable, net                           4,137,488       2,436,815
    Inventory                                                6,575,638       7,858,584
    Prepaid expenses and other                                 898,022       1,001,672
                                                          ------------    ------------

             Total current assets                           17,158,566      16,469,880

    Property and equipment, net                              4,839,533       5,027,034
    Deferred loan costs, net                                   815,362         832,324
    Prepaid license fees                                       269,167         303,638
    Intangible assets, including goodwill, net               1,475,618         345,557
    Other assets                                                62,460         103,809
                                                          ------------    ------------

                                                          $ 24,620,706    $ 23,082,242
                                                          ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $  1,357,761    $  3,240,807
    Accrued expenses                                         2,373,169       1,819,541
    Accrued melanin purchase commitments                          --           600,000
    Accounts payable, Johnson & Johnson                      3,731,445       4,229,637
    Deferred revenues                                          750,000         750,000
    Notes payable                                              500,000            --
    Current portion - long-term debt                           950,984         853,987
                                                          ------------    ------------

             Total current liabilities                       9,663,359      11,493,972

Long-term debt                                               6,215,583       6,354,969
                                                          ------------    ------------

             Total liabilities                              15,878,942      17,848,941
                                                          ------------    ------------

Shareholders' equity:
    Common stock and common stock warrants                  72,957,736      67,423,859
    Unrealized gain on securities                                6,231          12,348
    Accumulated deficit                                    (64,222,203)    (62,202,906)
                                                          ------------    ------------

             Total shareholders' equity                      8,741,764       5,233,301
                                                          ------------    ------------

                                                          $ 24,620,706    $ 23,082,242
                                                          ============    ============

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                          3 Months Ended  3 Months Ended
                          March 31, 1996  March 31, 1995
                          --------------  --------------
Product revenues           $  5,103,472    $  4,286,219
Licensing revenues               50,000         855,000
                           ------------    ------------

Total revenues                5,153,472       5,141,219

Cost of sales                 3,304,806       3,023,046
Research & development          889,956         931,229
Selling & marketing           1,440,681       1,104,241
Advertising & promotion         596,887         273,163
General & administration        670,021         746,606
                           ------------    ------------

Total expenses                6,902,351       6,078,285
                           ------------    ------------

Operating loss               (1,748,879)       (937,066)

Interest income                  38,956          97,984

Interest expense               (299,078)        (66,180)

Other expense                   (10,296)         (4,343)
                           ------------    ------------

Net loss                   ($ 2,019,297)   ($   909,605)
                           ============    ============

Loss per common share      ($      0.12)   ($      0.06)
                           ============    ============

Weighted average common
    shares outstanding       17,354,858      16,179,214
                           ============    ============

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                        March 31, 1996 March 31, 1995
                                                        -------------- --------------
Cash flows from operating activities:
Net loss                                                 ($2,019,297)   ($  909,605)
Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                         418,627        288,022
       Change in allowance for doubtful accounts              (1,308)         2,205
       Accretion of marketable securities                       --          (41,159)
       Changes in operating assets and liabilities:
             Trade accounts receivable                    (1,699,365)    (1,446,008)
             Inventory                                     1,282,946     (1,977,778)
             Prepaid expenses and other                      103,650         34,467
             Other assets                                     20,344         16,898
             Current liabilities                          (1,827,610)     3,669,417
                                                         -----------    -----------

Net cash used in operating activities                     (3,722,013)      (363,541)
                                                         -----------    -----------

Cash flows from investing activities:
Purchases of fixed assets                                    (61,225)      (192,429)
Purchase of marketable securities                           (512,513)      (979,058)
Maturities and sales of marketable securities                506,396      1,476,845
                                                         -----------    -----------

Net cash provided from (used in) investing activities        (67,342)       305,358
                                                         -----------    -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock options           730,309        211,644
Proceeds from long-term debt and warrants                    150,000           --
Proceeds from notes payable                                  500,000           --
Repayment of long-term debt                                 (192,389)       (31,300)
Proceeds from sale of common stock, net of costs           2,976,044      1,375,261
                                                         -----------    -----------

Net cash provided from financing activities                4,163,964      1,555,605
                                                         -----------    -----------

Net increase in cash and cash equivalents                    374,609      1,497,422

Cash and cash equivalents, beginning of the
    period                                                 5,172,809      2,741,994
                                                         -----------    -----------

Cash and cash equivalents, end of the period             $ 5,547,418    $ 4,239,416
                                                         ===========    ===========

Supplemental disclosure of non-cash financing transactions:
   During the first quarter of 1996, the Company acquired all rights to the Polytrap technology from Dow Corning Corporation in exchange for shares of Common Stock valued at $1,200,000.
   During the first quarter of 1996, the Company paid Biosource for the 1995 purchase commitment totalling $600,000 by issuing 94,000 shares of Common Stock.

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



  (1)  BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company") as of March 31, 1996 and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995.

       These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1995, 1994 and 1993.

       The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, Premier, Inc. ("Premier"), Advanced Consumer Products, Inc., APS Analytical Standards, Inc., and APS Joint Venture Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

       The business of Premier, the Company's marketing and distribution subsidiary, is highly seasonal in that it markets and distributes sunscreen products under an exclusive distribution agreement with Johnson & Johnson. In addition, effective September 1995, the Company licensed from Reckitt & Colman the exclusive U.S. rights to the Neet(R) line of depilatory products. Sales of the two sunscreen products and the depilatory product line are heavily weighted to the first two quarters of the calendar year, so the results of operations for the interim periods are not necessarily indicative of the results for the full year.

       The Company considers all short-term investments which have original maturities of less than three months to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

       Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1996.

  (2)  COMMON SHARES OUTSTANDING AND PER SHARE INFORMATION

       Common stock outstanding as of March 31, 1996 is as follows:

                                                          Number of Shares
                                                          ----------------
Common stock outstanding as of December 31, 1995             17,026,666
Options exercised after December 31, 1995                       139,439
Shares issued to Lander Company                                 356,761
Shares issued in debt financing arrangements                     10,675
Shares issued for acquisition of all rights to the Polytrap
       technology from Dow Corning                              200,000
Shares issued to pay Biosource for the 1995 Melanin
       commitment                                                94,000
                                                             ----------
       TOTAL SHARES                                          17,827,541
                                                             ==========

       Per share information is based on the weighted average number of shares of common stock outstanding, as adjusted during each of the periods. Stock options and warrants (common stock equivalents) are not included in the calculations as their inclusion would be anti-dilutive.


(3)    SALE OF COMMON STOCK

       In the first quarter of 1996, the Company formed a collaborative agreement with the Lander Company under which the Company received $2,976,000 in net proceeds from the sale of 356,761 shares of common stock. In addition, the Company will receive licensing fees, royalties on product sales and research and development funding in the future.


(4)    ACQUISITION OF ALL RIGHTS TO POLYTRAP TECHNOLOGY

       In the first quarter of 1996, APS acquired all rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS Common Stock. APS recorded intangible assets totalling $1,200,000 relating to this transaction. The intangible assets are being amortized on a straight line basis over a period of approximately 10 years, which is the remaining life of the main patent acquired.

(5)    NOTES PAYABLE

       During the first quarter of 1996, the Company received advances from a supplier totalling $500,000, with an interest rate equal to the Prime Rate. Interest and principal are due in October 1996.

(6)    SUBSEQUENT EVENT

       In the second quarter of 1996, the Company entered into an agreement for the sale of up to $5,000,000 of common stock and warrants, which can be initiated at the Company's sole discretion. In May 1996, the Company executed the sale of common stock and warrants totalling $2,000,000.

  ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (ALL DOLLAR AMOUNTS ROUNDED TO THE NEAREST THOUSAND)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

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

Revenues for the three month period ended March 31, 1996 totalled $5,153,000 compared to $5,141,000 in the corresponding period of the prior year. Product revenues increased by 19% to $5,103,000 from $4,286,000 while licensing revenues totalled $50,000 compared to $855,000 in the year-ago quarter.

The increase in product revenues was primarily attributable to sales of the Neet(R) depilatory which was licensed from Reckitt & Colman in the third quarter of 1995, and increased shipments of the Exact line of OTC acne medication products. Additionally, sales of the Everystep foot powder also increased due to a sampling program. These increases were partially offset by a decrease in orders from Scott Paper Co. due to that company's merger with Kimberly-Clark, and a reduction in sales of Take-Off makeup remover because the first quarter of 1995 included pipeline fill on the launch of the new Microsponge(R)-entrapped version.

Licensing fees decreased by $805,000 because the first quarter of 1995 included a milestone payment of $750,000 from Johnson & Johnson on the filing of the New Drug Application (NDA) on Microsponge-entrapped tretinoin.

Gross profit on product revenues for the first quarter of 35% increased by 6 percentage points due mainly to the increased percentage of higher margin consumer products, primarily Neet.

Research and development expense decreased by $41,000 or 4% due to reduced spending on now-completed clinical studies, partially offset by increased expenses associated with patent applications. Selling and marketing expense increased by

$336,000 or 30% due to higher variable costs associated with rising product sales volume and expanded activities in the ethical pharmaceutical and personal care markets. Advertising and promotion costs increased by $324,000 or 119% due primarily to a sampling program for consumer products. General and administrative expense decreased by $77,000 or 10% due primarily to general cost-containment measures.

Interest income decreased by $59,000 or 60% due to lower interest rates on lower average cash balances. Interest expense increased by $233,000 or 352% as a result of debt financings arranged in the second half of 1995 whereby the Company raised $7.4 million.

The net loss for the quarter ended March 31, 1996 of $2,019,000 represented an increase of $1,110,000 over the quarter ended March 31, 1995.


CAPITAL RESOURCES AND LIQUIDITY

Total assets as of March 31, 1996 were $24,621,000 compared with $23,082,000 at December 31, 1995, and working capital increased to $7,495,000 from $4,976,000. In the same period, cash and cash equivalents increased to $5,547,000 from $5,173,000. During the first quarter, Company operations used $3,722,000 of cash. The Company invested approximately $900,000 in product research and development and $2,000,000 in selling, marketing and promoting new products.

The Company has financed its operations, including product research and development, from amounts raised in debt and equity financings, the sale of consumer products, Microsponge delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

In the first quarter of 1996, the Company formed a collaborative agreement with the Lander Company under which the Company received $2,976,000 in net proceeds from the sale of stock, and will receive licensing fees, royalties on product sales and research and development funding in the future. In addition, the Company received $730,000 in proceeds from the exercise of common stock options during the quarter.

In prior years, cash was expended with regard to Phase III clinical tests of tretinoin entrapped in a Microsponge delivery system for the treatment of acne, and of APS' melanin-Microsponge sun protectant product, together with related research and development costs, all of which decreased substantially in 1995 following the filing of the respective NDAs. Additionally, the Company is contractually obligated to purchase minimum annual quantities of melanin. Failure to purchase the minimum quantities results in a mandatory annual payment of $600,000 to its melanin supplier under "take or pay" provisions. The minimum financial commitments not yet expensed by the Company under the current agreements are $600,000 per annum for each of the years in the two year period ending December 31, 1998, in aggregate $1,200,000.

In the second quarter of 1996, the Company entered into an agreement for the sale of up to $5,000,000 of common stock and warrants, which can be initiated at the Company's sole discretion. This, together with the Company's existing cash and cash equivalents, collections of trade accounts receivable, interest income and other revenue producing activities including milestone payments, are expected to be sufficient to meet the Company's near-term cash requirements assuming no changes to existing business plans.

PART II.

  Item 1.  Legal Proceedings

           None


  Item 6.  Exhibits and Reports on Form 8-K

           (a)   Exhibits:    10-V - Investment Agreement between Registrant
                                     and the Lander Company

                              27     Financial Data Schedules

           (b)   Reports on Form 8-K:  None

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ADVANCED POLYMER SYSTEMS, INC.





         Date: May 14, 1996            By: /s/ John J. Meakem, Jr.
              -------------               ------------------------
                                              John J. Meakem, Jr.
                                              Chairman, President and
                                              Chief Executive Officer



         Date: May 14, 1996            By: /s/ Michael O'Connell
              -------------               ----------------------
                                              Michael O'Connell
                                              Chief Financial Officer

                                   SIGNATURES

                                  EXHIBIT INDEX

                                    Form 10-Q

                         ADVANCED POLYMER SYSTEMS, INC.

10-V     -Investment Agreement between Registrant and the Lander Company
27       -Financial Data Schedules.