Form 10-Q
period 1996-07-25
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1996-08-13
CIK 818033

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------


[ ]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----


                         Commission file Number 0-16109
                                                -------


                         ADVANCED POLYMER SYSTEMS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           94-2875566
                   --------
        (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)


                    3696 Haven Avenue, Redwood City, CA 94063
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (415) 366-2626
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

At July 31, 1996 the number of outstanding shares of the Company's common stock, par value $.01, was 18,190,848.

                                      INDEX

PART I.    FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
  ITEM 1.  Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets                               3
           June 30, 1996 and December 31, 1995

           Condensed Consolidated Statements of Operations                     4
           for the three months and six months ended June 30, 1996
           and 1995

           Condensed Consolidated Statements of Cash Flows                     5
           for the six months ended June 30, 1996 and 1995

           Notes to Condensed Consolidated Financial Statements                6


  ITEM 2.  Management's Discussion and Analysis                                9
           of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                  12

  ITEM 4.  Submission of Matters to a Vote of Security Holders                12

  ITEM 6.  Exhibits and Reports on Form 8-K                                   12

           Signatures                                                         13

                         ADVANCED POLYMER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         June 30, 1996     December 31, 1995
                                                         -------------     -----------------
ASSETS
Current assets:
    Cash and cash equivalents ....................       $  7,533,456        $  5,172,809
    Trade accounts receivable, net ...............          4,339,453           2,436,815
    Inventory ....................................          5,432,409           7,858,584
    Prepaid expenses and other ...................            905,488           1,001,672
                                                         ------------        ------------
             Total current assets ................         18,210,806          16,469,880

    Property and equipment, net ..................          4,739,404           5,027,034
    Deferred loan costs, net .....................            748,591             832,324
    Prepaid license fees .........................            234,698             303,638
    Intangible assets, including goodwill, net ...          1,405,679             345,557
    Other assets .................................             60,453             103,809
                                                         ------------        ------------

                                                         $ 25,399,631        $ 23,082,242
                                                         ============        ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................       $  1,225,350        $  3,240,807
    Accrued expenses .............................          2,402,840           1,819,541
    Accrued melanin purchase commitments .........                 --             600,000
    Accounts payable, Johnson & Johnson ..........          3,360,466           4,229,637
    Deferred revenues ............................            750,000             750,000
    Notes payable ................................          1,250,000                  --
    Current portion - long-term debt .............          1,059,075             853,987
                                                         ------------        ------------

             Total current liabilities ...........         10,047,731          11,493,972

Long-term debt ...................................          5,909,778           6,354,969
                                                         ------------        ------------

             Total liabilities ...................         15,957,509          17,848,941
                                                         ------------        ------------

Shareholders' equity:
    Common stock and common stock warrants .......         75,716,172          67,423,859
    Unrealized gain on securities ................              6,208              12,348
    Accumulated deficit ..........................        (66,280,258)        (62,202,906)
                                                         ------------        ------------

             Total shareholders' equity ..........          9,442,122           5,233,301
                                                         ------------        ------------

                                                         $ 25,399,631        $ 23,082,242
                                                         ============        ============




                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        3 Months Ended                        6 Months Ended
                               June 30, 1996      June 30, 1995      June 30, 1996      June 30, 1995
                               -------------      -------------      -------------      -------------
Product revenues               $ 5,303,520        $ 4,711,201        $10,406,992        $ 8,997,420
Licensing/consulting
  revenues                          50,000             30,000            100,000            885,000
                               -----------        -----------        -----------        -----------

Total revenues                   5,353,520          4,741,201         10,506,992          9,882,420

Cost of sales                    2,989,382          3,348,289          6,294,188          6,371,335
Research & development             983,843            983,292          1,873,799          1,914,521
Selling & marketing              1,315,337          1,256,449          2,756,018          2,360,690
Advertising & promotion          1,071,410            326,061          1,668,297            599,224
General & administration           833,870            784,237          1,503,891          1,530,843
                               -----------        -----------        -----------        -----------

Total expenses                   7,193,842          6,698,328         14,096,193         12,776,613
                               -----------        -----------        -----------        -----------

Operating loss                  (1,840,322)        (1,957,127)        (3,589,201)        (2,894,193)

Interest income                     75,012             88,413            113,968            186,397

Interest expense                  (313,948)           (66,580)          (613,026)          (132,760)

Other income (expense)              21,201             (7,090)            10,905            (11,433)
                               -----------        -----------        -----------        -----------

Net loss                       $(2,058,057)       $(1,942,384)       $(4,077,354)       $(2,851,989)
                               ===========        ===========        ===========        ===========

Loss per common share          $     (0.11)       $     (0.12)       $     (0.23)       $     (0.17)
                               ===========        ===========        ===========        ===========

Weighted average common
    shares outstanding          18,080,623         16,415,732         17,717,740         16,297,473
                               ===========        ===========        ===========        ===========




                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                 June 30, 1996      June 30, 1995
                                                                 -------------      -------------
Cash flows from operating activities:
Net loss                                                         $(4,077,354)       $(2,851,989)
Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                                 840,257            578,970
       Change in allowance for doubtful accounts                      (4,106)              (412)
       Accretion of marketable securities                                 --            (75,802)
       Changes in operating assets and liabilities:
             Trade accounts receivable                            (1,898,532)        (2,777,291)
             Inventory                                             2,426,175         (1,445,683)
             Prepaid expenses and other                               96,184             68,934
             Other assets                                             22,352            (82,532)
             Accounts payable and accrued expenses                (2,301,329)         3,408,146
                                                                 -----------        -----------

Net cash used in operating activities                             (4,896,353)        (3,177,659)
                                                                 -----------        -----------

Cash flows from investing activities:
Purchases of fixed assets                                           (211,547)          (251,932)
Purchase of marketable securities                                   (512,513)        (1,958,891)
Maturities and sales of marketable securities                        506,374          3,248,691
                                                                 -----------        -----------

Net cash provided from (used in) investing activities               (217,686)         1,037,868
                                                                 -----------        -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock options
    and warrants                                                   1,561,769            338,644
Proceeds from note payable                                         1,250,000                 --
Proceeds from long-term debt                                         150,000                 --
Repayment of long-term debt                                         (390,103)          (146,049)
Proceeds from private placements of equity securities, net         4,903,020          1,384,026
                                                                 -----------        -----------

Net cash provided from financing activities                        7,474,686          1,576,621
                                                                 -----------        -----------

Net increase (decrease) in cash and cash equivalents               2,360,647           (563,170)

Cash and cash equivalents, beginning of the
    period                                                         5,172,809          2,741,994
                                                                 -----------        -----------

Cash and cash equivalents, end of the period                     $ 7,533,456        $ 2,178,824
                                                                 ===========        ===========

Supplemental disclosure of non-cash financing transactions:
   During the first quarter of 1996, the Company acquired all rights to the
     Polytrap(R) technology from Dow Corning Corporation in exchange for shares of Common Stock valued at $1,200,000.
   During the first quarter of 1996, the Company paid BioSource for the 1995 purchase commitment totalling $600,000 by issuing 94,000 shares of Common
       Stock.




                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)



(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company") as of June 30, 1996 and the results of their operations for the three and six months ended June 30, 1996 and 1995, and their cash flows for the six months ended June 30, 1996 and 1995.

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

     Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 1996.

(2)  COMMON SHARES OUTSTANDING AND PER SHARE INFORMATION

     Common stock outstanding as of June 30, 1996 is as follows:

                                                                   Number of Shares
                                                                   ----------------
     Common stock outstanding as of December 31, 1995                17,026,666
     Options exercised after December 31, 1995                          229,154
     Warrants exercised                                                  66,337
     Shares issued to Lander Company                                    356,761
     Shares issued in debt financing arrangements                        10,675
     Shares issued for acquisition of all rights to the Polytrap
            technology from Dow Corning                                 200,000
     Shares issued to pay BioSource for the 1995 Melanin
            commitment                                                   94,000
     Shares issued in Private Placement                                 201,922
                                                                     ----------

            TOTAL SHARES                                             18,185,515
                                                                     ==========

     Per share information is based on the weighted average number of shares of common stock outstanding, as adjusted during each of the periods. Stock options and warrants (common stock equivalents) are not included in the calculations as their inclusion would be anti-dilutive.


(3)  SALE OF COMMON STOCK

     In the first quarter of 1996, the Company formed a collaborative agreement with the Lander Company under which the Company received $2,976,000 in net proceeds from the sale of 356,761 shares of Common Stock. In addition, the Company will receive licensing fees, research and development funding and royalties on product sales in the future.

(4)  ACQUISITION OF ALL RIGHTS TO POLYTRAP TECHNOLOGY

     In the first quarter of 1996, APS acquired all patents and rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS Common Stock. APS recorded intangible assets totalling $1,200,000 relating to this transaction. The intangible assets are being amortized on a straight line basis over a period of approximately 10 years, which is the remaining life of the main patent acquired.

(5)  PRIVATE PLACEMENT

     During the second quarter of 1996, APS received $1,946,475 net of offering costs, through a private placement and sale of 201,922 shares of common stock and 86,538 warrants exercisable over a three-year period. The warrants are exercisable at the following prices:

                  Number of shares                Exercise Price
                  ----------------                --------------
                       28,846                          $7.43
                       28,846                          $9.90
                       28,846                         $12.38

     The private placement was pursuant to an agreement for the sale of up to $5,000,000 of common stock and warrants, which can be initiated at the Company's sole discretion.

(6)  NOTES PAYABLE

     During the first half of 1996, the Company received advances from a supplier totalling $1,250,000, with an interest rate equal to the Prime Rate. Interest and principal are due in October 1996.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (ALL DOLLAR AMOUNTS ROUNDED TO THE NEAREST THOUSAND)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

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

Revenues for the three months ended June 30, 1996 were $5,354,000 compared to $4,741,000 in the corresponding period of the prior year. This represented product revenues of $5,304,000, an increase of $592,000 or 13% from the second quarter of the prior year, and licensing revenues of $50,000.

The increase in product revenues is partly attributable to revenues derived from polymer supply which included a year-to-date catch-up payment of $750,000 relating to minimum purchase requirements and royalties regarding product previously supplied to Scott Paper Company. This product line was recently acquired by Kimberly-Clark Tissue Company and subsequently sold to Procter & Gamble. Increased revenues also were attributed to sales of Neet(R) depilatories which were licensed from Reckitt and Colman in the third quarter of 1995. These increases were partially offset by decreased sales of the in-licensed Johnson & Johnson suncare product lines.

Gross profit on product revenues for the second quarter increased to $2,314,000 or 44% from $1,363,000 or 33% in the corresponding period of the prior year. This was due primarily to the payment from Kimberly-Clark referred to above and the sales mix of higher margin consumer products.

Research and development expense for the second quarter was flat with the corresponding period of the prior year at $983,000.

Selling and marketing expense increased by $59,000 or 5% to $1,315,000 due mainly to the commencement of marketing and distribution of polymeric delivery systems directly to manufacturers of cosmetics and personal care products. This business was acquired from Dow Corning in the first quarter of 1996.

Advertising and promotion expense increased by $745,000 or 229% to $1,071,000 due primarily to a sampling program and advertising related to the Neet line of depilatories which was licensed in the third quarter of 1995, and print advertising for the Exact line of acne medications.

General and administrative expense increased by $50,000 or 6% over the second quarter of the prior year due mainly to increased spending on a variety of outside services.

The operating loss for the second quarter of $1,840,000 represented an improvement of $117,000 or 6% from the corresponding quarter of the prior year.

Interest expense increased for the second quarter by $247,000 or 372% to $314,000 due primarily to the debt financing arranged by the Company in the second half of the prior year.

The net loss for the second quarter of $2,058,000 represented an increase of $116,000 or 6% from the corresponding period in the prior year due mainly to the increase in interest expense.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues for the six months ended June 30, 1996 amounted to $10,507,000, an increase of $625,000 or 6% over the corresponding period of the prior year.

Product revenues increased by $1,410,000 or 16% to $10,407,000. This was due mainly to increased sales of consumer products, primarily sales of the Neet line of depilatories, partially offset by decreased sales of the in-licensed Johnson & Johnson suncare products. The payment of $750,000 relating to minimum purchase requirements and royalties regarding product previously supplied to Scott Paper Company also contributed to the increase in revenues. In the first half of 1996, licensing revenues decreased from $885,000 to $100,000 due mainly to the receipt in the first half of the prior year of a milestone payment of $1,500,000 from Johnson & Johnson's Ortho Pharmaceutical Corporation, of which half was recognized as revenues.

Gross profit on product revenues for the six months ended June 30, 1996 increased by $1,487,000 or 57% over the corresponding period of the prior year due mainly to improved sales mix of higher margin consumer products and the payment from Kimberly-Clark referred to above.

Research and development expense was essentially flat for the first six months of 1996 compared to the corresponding period of the prior year, decreasing by $41,000 or 2% to $1,874,000. Selling and marketing expense increased by $395,000 or 17% due mainly to the commencement of marketing and distribution for the polymer supply shipments to manufacturers of cosmetics and personal care products in the business acquired from Dow Corning in the first quarter of 1996. Advertising and promotion expense increased by $1,069,000 or 178% due mainly to a sampling program and advertising for the Neet line of depilatories, and print advertising for the Exact line of acne medications.

General and administrative expense was essentially flat decreasing by $27,000 or 2% to $1,504,000.

The operating loss for the first six months of 1996 increased by $695,000 or 24% due mainly to the increased advertising and promotion expense.

Interest expense increased by $480,000 or 362% to $613,000 due primarily to the debt financing arranged by the Company in the second half of 1995.

The net loss for the six months ended June 30, 1996 totalled $4,077,000 compared to $2,852,000 in the corresponding period of the prior year.


CAPITAL RESOURCES AND LIQUIDITY

Total assets as of June 30, 1996 were $25,400,000 compared with $23,082,000 at December 31, 1995, and working capital increased to $8,163,000 from $4,976,000. In the same period, cash and cash equivalents increased to $7,533,000 from $5,173,000. During the first six months of 1996, Company operations used $4,896,000 of cash. The Company invested approximately $1,874,000 in product research and development and $4,424,000 in selling, marketing and promoting products.

The Company has financed its operations, including product research and development and promotional activities, from amounts raised in debt and equity financings; product sales; payments received under licensing agreements; and interest earned on short-term investments.

In prior years, cash was expended with regard to Phase III clinical tests on tretinoin entrapped in a Microsponge(R) delivery system for the treatment of acne, and on APS' melanin-Microsponge sun protectant product, together with related research and development costs, all of which decreased substantially in 1995 following the filing of the respective NDAs. Additionally, the Company is contractually obligated to purchase minimum annual quantities of melanin. Failure to purchase the minimum quantities results in a mandatory annual payment of $600,000 to its melanin supplier under "take or pay" provisions. The minimum financial commitments not yet expensed by APS under the current agreements are $600,000 per annum for each of the years in the two year period ending December 31, 1998, for an aggregate of $1,200,000.

In the second quarter of 1996, the Company entered into an agreement for the sale of up to $5,000,000 of common stock and warrants, which can be initiated at the Company's sole discretion. The Company initiated a drawdown of $2,000,000 in May 1996 in return for 201,922 shares and 86,538 warrants exercisable over a three year period. This, together with the Company's existing cash and cash equivalents, collections of trade accounts receivable, interest income and other revenue producing activities including milestone payments, are expected to be sufficient to meet the Company's near-term cash requirements assuming no changes to existing business plans.

PART II.

   Item 1. Legal Proceedings

           None

   Item 4. Submission of Matters to a Vote of Security Holders

           The Company's annual shareholders' meeting was held on June 5, 1996, at which an amendment to the Company's 1992 Stock Plan to increase the number of shares by 750,000 was approved with 10,802,397 votes for the amendment and 2,436,538 votes withheld. In addition, the following directors were re-elected:


                                                     Votes              Votes
                                                      For              Withheld
                                                      ---              --------
           Mr. John J. Meakem, Jr.,                13,175,600             63,335
                Chairman of the Board
           Dr. Carl Ehmann                         12,134,596          1,104,339
           Dr. Jorge Heller                        12,137,066          1,101,869
           Mrs. Helen Leong                        13,171,320             67,615
           Mr. Peter Riepenhausen                  13,175,200             63,735
           Mr. Toby Rosenblatt                     13,174,750             64,185
           Mr. Gregory Turnbull                    13,175,150             63,785
           Mr. Dennis Winger                       13,174,950             63,985

   Item 6. Exhibits and Reports on Form 8-K

           (a)   Exhibits:    27        Financial Data Schedules

           (b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ADVANCED POLYMER SYSTEMS, INC.





Date: August 12, 1996                   By: /s/ John J. Meakem, Jr.
     ----------------                      ------------------------

                                             John J. Meakem, Jr.
                                             Chairman, President and
                                             Chief Executive Officer



Date: August 12, 1996                   By: /s/ Michael O'Connell
     ----------------                      ----------------------
                                             Michael O'Connell
                                             Chief Financial Officer

                                  EXHIBIT INDEX

                                    Form 10-Q

                         ADVANCED POLYMER SYSTEMS, INC.

27       -Financial Data Schedules.