Form 10-Q
period 1996-09-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1996-11-14
CIK 818033

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996


[ ]              Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from ________ to _______


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

  At October 31, 1996 the number of outstanding shares of the Company's common stock, par value $.01, was 18,259,097.


                                      INDEX


PART I.          FINANCIAL INFORMATION                                                                   Page No.
      ITEM 1.    Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets                                                     3
                 September 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Operations                                           4
                 for the three months and nine months ended September 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows                                           5
                 for the nine months ended September 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements                                      6


      ITEM 2.    Management's Discussion and Analysis                                                     10
                    of Financial Condition and Results of Operations


PART II.         OTHER INFORMATION


      ITEM 1.    Legal Proceedings                                                                        14

      ITEM 6.    Exhibits and Reports on Form 8-K                                                         14

                 Signatures                                                                               15









                                             ADVANCED POLYMER SYSTEMS, INC.

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                       September 30, 1996               December 31, 1995
                                                                       ------------------               -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $7,315,773                     $5,172,809
    Trade accounts receivable, net                                            3,054,837                      2,436,815
    Inventory                                                                 5,065,028                      7,858,584
    Prepaid expenses and other                                                  932,829                      1,001,672
                                                                            -----------                    -----------
             Total current assets                                            16,368,467                     16,469,880

    Property and equipment, net                                               4,840,660                      5,027,034
    Deferred loan costs, net                                                    682,775                        832,324
    Prepaid license fees                                                        200,225                        303,638
    Intangible assets, including goodwill, net                                1,335,739                        345,557
    Other assets                                                                 60,603                        103,809
                                                                            -----------                    -----------

                                                                            $23,488,469                    $23,082,242
                                                                            ===========                    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $1,169,097                     $3,240,807
    Accrued expenses                                                          1,914,857                      1,819,541
    Accrued melanin purchase commitments                                        600,000                        600,000
    Accounts payable, Johnson & Johnson                                       2,595,339                      4,229,637
    Deferred revenues                                                           750,000                        750,000
    Notes payable                                                             1,500,000                              -
    Current portion - long-term debt                                          1,156,863                        853,987
                                                                            -----------                    -----------

             Total current liabilities                                        9,686,156                     11,493,972

Long-term debt                                                                6,193,220                      6,354,969
                                                                            -----------                    -----------

             Total liabilities                                               15,879,376                     17,848,941
                                                                            -----------                    -----------

Shareholders' equity:
    Common stock and common stock warrants                                   75,979,110                     67,423,859
    Unrealized gain on securities                                                     -                         12,348
    Accumulated deficit                                                     (68,370,017)                   (62,202,906)
                                                                            -----------                    -----------

             Total shareholders' equity                                       7,609,093                      5,233,301
                                                                            -----------                    -----------

                                                                            $23,488,469                    $23,082,242
                                                                            ===========                    ===========



                                                See accompanying notes.

                                                          3



                                             ADVANCED POLYMER SYSTEMS, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                             3 Months Ended                                   9 Months Ended
                                September 30, 1996     September 30, 1995     September 30, 1996     September 30, 1995
                               ------------------     ------------------     ------------------     ------------------

Product revenues                     $4,090,530             $3,276,312            $14,497,522            $12,273,732
Licensing revenues                      350,000                 20,000                450,000                905,000
                                    -----------            -----------            -----------            -----------

Total revenues                        4,440,530              3,296,312             14,947,522             13,178,732

Cost of sales                         2,251,891              1,904,456              8,546,079              8,275,791
Research & development                  990,300                941,017              2,864,099              2,855,538
Selling & marketing                   1,294,439              1,191,543              4,050,457              3,552,233
Advertising & promotion               1,052,199                738,903              2,720,496              1,338,127
General & administration                739,165                713,915              2,243,055              2,244,758
                                    -----------            -----------            -----------            -----------

Total expenses                        6,327,994              5,489,834             20,424,186             18,266,447
                                    -----------            -----------            -----------            -----------

Operating loss                       (1,887,464)            (2,193,522)            (5,476,664)            (5,087,715)

Interest income                         141,612                 51,579                255,580                237,976

Interest expense                       (320,086)               (71,420)              (933,112)              (204,180)

Other income (expense)                  (23,820)               214,534                (12,915)               203,101
                                    -----------            -----------            -----------            -----------

Net loss                            ($2,089,758)           ($1,998,829)           ($6,167,111)           ($4,850,818)
                                    ============           ============           ============           ============

Loss per common share                    ($0.11)                ($0.12)                ($0.34)                ($0.30)
                                    ============           ============           ============           ============

Weighted average common
    shares outstanding               18,220,264             16,513,687             17,885,248             16,369,544
                                    ============           ============           ============           ============






                                                See accompanying notes.

                                                           4



                                             ADVANCED POLYMER SYSTEMS, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 for the nine months ended September 30, 1996 and 1995
                                                      (Unaudited)

                                                                         September 30, 1996          September 30, 1995
                                                                         ------------------          ------------------
Cash flows from operating activities:
Net loss                                                                     ($6,167,111)                ($4,850,818)
Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                                           1,259,332                   1,024,914
       Change in allowance for doubtful accounts                                   2,089                        (460)
       Gain on sale of marketable securities                                           -                    (234,323)
       Accretion of marketable securities                                              -                     (22,769)
       Changes in operating assets and liabilities:
             Trade accounts receivable                                          (620,111)                 (2,174,487)
             Inventory                                                         2,793,556                  (1,546,353)
             Prepaid expenses and other                                           68,843                    (118,311)
             Other assets                                                         22,200                    (576,067)
             Accounts payable and accrued expenses                            (3,010,692)                  2,651,343
                                                                             -----------                 -----------

Net cash used in operating activities                                         (5,651,894)                 (5,847,331)
                                                                             -----------                 -----------

Cash flows from investing activities:
Purchases of fixed assets                                                       (561,647)                   (274,970)
Purchase of marketable securities                                               (512,513)                 (1,958,891)
Purchase of U.S. government securities                                                 -                  (2,500,000)
Proceeds from sale of long-term marketable securities                                  -                   2,228,670
Maturities and sales of marketable securities                                    500,165                   3,153,728
                                                                             -----------                 -----------

Net cash provided from (used in) investing activities                           (573,995)                    648,537
                                                                             -----------                 -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock options
    and warrants                                                               1,833,329                   1,005,731
Proceeds from note payable                                                     1,500,000                           -
Proceeds from long-term debt and warrants                                        731,270                   6,147,234
Repayment of long-term debt                                                     (590,143)                          -
Proceeds from private placements net of offering costs                         4,894,397                   1,384,027
                                                                             -----------                 -----------

Net cash provided from financing activities                                    8,368,853                   8,536,992
                                                                             -----------                 -----------

Net increase in cash and cash equivalents                                      2,142,964                   3,338,198

Cash and cash equivalents, beginning of the
    period                                                                     5,172,809                   2,741,994
                                                                             -----------                 -----------

Cash and cash equivalents, end of the period                                  $7,315,773                  $6,080,192
                                                                             ===========                 ===========

Supplemental disclosure of non-cash financing transactions:
   During the first quarter of 1996, the Company acquired all rights to the Polytrap(R) technology from Dow Corning Corporation in exchange for shares of Common Stock valued at $1,200,000.
   During the first quarter of 1996, the Company paid BioSource for the 1995 purchase commitment totalling $600,000 by issuing 94,000 shares of Common Stock.
   In  September,  1995,  the  Company  offset its note  payable to Dow  Corning
Corporation ("DCC") against its receivable from DCC. This resulted in a decrease in long-term debt, short-term debt and accounts receivable of $478,935, $100,000 and $578,935 respectively.
   During the third quarter of 1995, the Company extinguished a debt through an insubstance defeasance transaction by placing U.S. government securities in an irrevocable trust to fund all future scheduled payments on the debt.

                                                See accompanying notes.

                                                           5

                         ADVANCED POLYMER SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                           September 30, 1996 and 1995
                                   (Unaudited)



     (1)  Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company") as of September 30, 1996 and the results of their operations for the three and nine months ended September 30, 1996 and 1995, and their cash flows for the nine months ended September 30, 1996 and 1995.

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



  (2)  Common Shares Outstanding and per Share Information


       Common stock outstanding as of September 30, 1996 is as follows:

                                                                         Number of Shares
                                                                         ----------------
       Common stock outstanding as of December 31, 1995                    17,026,666
       Options exercised after December 31, 1995                              292,736
       Warrants exercised                                                      66,337
       Shares issued to Lander Company                                        356,761
       Shares issued in debt financing arrangements                            10,675
       Shares issued for acquisition of all rights to the Polytrap
              technology from Dow Corning                                     200,000
       Shares issued to pay BioSource for the 1995 Melanin
              commitment                                                       94,000
       Shares issued in Private Placement                                     201,922
                                                                           ----------
              TOTAL SHARES                                                 18,249,097
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

(6)    Notes Payable

       During the first nine months of 1996, the Company received advances from a supplier totalling $1,500,000, with an interest rate equal to the Prime Rate. All principal and interest outstanding were paid in October 1996.

(7)    Long-Term Debt

       During the third quarter of 1996, APS received $581,270 from an existing financing arrangement. The amount received was a deposit that was previously offset against the outstanding loan balance and subsequently refunded to APS upon satisfaction of certain conditions identified in the financing agreement.

(8)    Stockholders Rights Plan

       On August 19, 1996, the Board of Directors approved a Shareholder Rights Plan under which stockholders of record on September 3, 1996 received a dividend of one Preferred Stock purchase right ("Rights") for each share of Common Stock outstanding. The Rights are not generally exercisable until 10 business days after a person or group acquires 20% or more of the outstanding shares of Common Stock or announces a tender offer which could result in a person or group beneficially owning 20% or more of the outstanding shares of Common Stock (an "Acquisition"). Each Right, should it become exercisable, will entitle the holder (other than acquirer) to purchase Company Stock at a discount. The Board of Directors may terminate the Rights Plan or, under certain circumstances, redeem the Rights.

       In the event of an Acquisition without the approval of the Board, each Right will entitle the registered holder, other than an acquirer and certain related parties, to buy at the Right's then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price.

       In addition, if at the time when there was a 20% shareholder, the Company were to be acquired by merger, shareholders with unexercised Rights could purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

       The Board may redeem the Right for $0.01 per Right at any time prior to Acquisition. Unless earlier redeemed, the Rights will expire on August 19, 2006.

Item 2.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              (all dollar amounts rounded to the nearest thousand)

Results of Operations for the Three Months Ended September 30, 1996 and 1995

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

Revenues for the three months ended September 30, 1996 were $4,441,000 compared to $3,296,000 in the corresponding quarter of the prior year. This represented product revenues of $4,091,000, an increase of $815,000 or 25%, and licensing fees of $350,000, compared with $20,000 in the third quarter of the prior year.

The increase in product revenues was primarily attributable to increased shipments of Microsponge(R) entrapments to manufacturers of personal care products and a full quarter's sales of the Neet line of depilatory products which was acquired from Reckitt and Colman in September 1995.

The increase in licensing fees is due to the receipt of initial upfront fees from various companies on the signing of license and supply agreements for products incorporating the Company's technology.

Gross profit on product revenues for the third quarter totaled $1,839,000, an increase of $467,000 or 34% over the comparable period of the prior year. As a percentage of product sales, gross profit was 45% in the third quarter compared to 42% in the corresponding period of the prior year. This increase resulted mainly from increased manufacturing efficiencies due to higher volume.

Operating expenses for the third quarter increased by $491,000 or 14% over the prior year quarter. Selling and marketing expense increased by $103,000 or 9% over the third quarter of the prior year due mainly to increased activities in the ethical pharmaceutical and personal care fields.

Advertising and promotion expense increased by $313,000 or 42% due mainly to print advertising for the Exact line of acne products and advertising for Neet which was acquired late in the third quarter of 1995. Research and development expense increased by $49,000 or 5% due mainly to an increase in filings of patents and trademarks for new technologies and applications, both domestically and internationally.

General and administrative expense was essentially flat between periods.

The  operating  loss  for  the  third  quarter  of  $1,888,000   represented  an
improvement of $306,000 or 14% over the third quarter of the prior year.

Interest income for the three months ended September 30, 1996 increased by $90,000 to $142,000 over the prior year third quarter due to higher average cash balances. Interest expense increased by $249,000 to $320,000 over the prior year's third quarter due to the debt financing completed at the end of the third quarter of 1995. Other income/(expense) decreased by $238,000 due to the gain recognized on the sale of securities executed as part of the insubstance defeasance, also completed at the end of the third quarter of 1995.

The net loss for the three months ended September 30, 1996 was essentially flat with the corresponding period of the prior year, as increased advertising and interest expense was offset by higher gross profit.


Results of Operations for the Nine Months Ended September 30, 1996

Revenues for the nine months ended September 30, 1996 increased by $1,769,000 or 13% over the corresponding period of the prior year.

Product revenues increased by $2,224,000 or 18% due mainly to sales of the Neet line of depilatory products which was acquired in September 1995, and increased shipments of polymeric delivery systems to manufacturers of personal care and toiletry products. These increases were partially offset by decreased sales of the in-licensed Johnson & Johnson suncare and specialty products. Licensing income decreased by $455,000 to $450,000 principally due to the significant milestone payment received from Johnson & Johnson, Inc. in the third quarter of the prior year on the filing of the NDA for Microsponge-entrapped tretinoin which was partially offset by initial upfront fees received from new corporate partners related to new products incorporating the Company's technology.

Gross profit on product revenues for the nine months ended September 30, 1996 increased by $1,954,000 or 49% over the corresponding period of the prior year. As a percentage of product revenues, gross profit for the first nine months of the year increased from 33% in 1995 to 41% in 1996 due to both increased manufacturing efficiencies resulting from higher volume, and sales of higher margin consumer products.

Operating expenses for the nine months ended September 30, 1996 increased by $1,888,000 or 19% to $11,878,000. Research and development expense of $2,864,000 was approximately the same as the corresponding period of the prior year.

Selling and marketing expenses for the nine month period increased by $498,000 or 14% to $4,050,000 due mainly to increased activities in the ethical dermatology and personal care fields. Advertising and promotion expense increased by $1,382,000 or 103% to $2,720,000 due mainly to a sampling program involving the Company's consumer products, television advertising for the Neet line of depilatories and print advertising for the Exact line of acne medications. General and administrative expense was flat compared with the corresponding period of the prior year at $2,243,000.

The increase in operating expenses was partially offset by the increased gross profit, resulting in an operating loss of $5,477,000, an increase of $389,000 or 8%.

Interest income for the nine months ended September 30, 1996 increased by $18,000 or 7% to $256,000 over the corresponding period of the prior year due to higher average cash balances. Interest expense for the nine month period increased by $729,000 to $933,000 compared with the prior year period due to the debt financing arranged in the second half of 1995. Other income/(expense) decreased by $216,000 due mainly to the gain on sale of securities executed as part of the insubstance defeasance in the third quarter of the prior year.

The net loss for the nine month period ended September 30, 1996 totaled $6,167,000, an increase of $1,316,000 or 27% from the corresponding period of the prior year.


Capital Resources and Liquidity

Total assets as of September 30, 1996 were $23,488,000 compared with $23,082,000 at December 31, 1995, and working capital increased to $6,682,000 from $4,976,000. In the same period, cash and cash equivalents increased to $7,316,000 from $5,173,000. During the first nine months of 1996, Company
operations  used  $5,652,000  of  cash.  The  Company   invested   approximately
$2,864,000 in product research and development and $6,771,000 in selling, marketing and promoting products.

The Company has financed its operations, including product research and development and promotional activities, from amounts raised in debt and equity financings; product sales; payments received under licensing agreements; and interest earned on short-term investments.

In prior years, cash was expended with regard to Phase III clinical tests on tretinoin entrapped in a Microsponge delivery system for the treatment of acne, and on APS' melanin-Microsponge sun protectant product, together with related research and development costs, all of which decreased substantially in 1995 following the filing of the respective NDAs. Additionally, the Company is contractually obligated to purchase minimum annual quantities of melanin.

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

During the third quarter of 1996, APS received $581,000 from an existing financing arrangement. The amount received was a deposit that was previously offset against the outstanding loan balance and subsequently refunded to APS upon satisfaction of certain conditions identified in the financing agreement.

PART II.

       Item 1. Legal Proceedings

                    None

       Item 6. Exhibits and Reports on Form 8-K

                    (a)   Exhibits:  27   Financial Data Schedule

                    (b)   Reports on Form 8-K:  None

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ADVANCED POLYMER SYSTEMS, INC.





   Date: November 12, 1996                        By: /s/ John J. Meakem, Jr.
        ------------------                           ------------------------

                                                       John J. Meakem, Jr.
                                                       Chairman, President and
                                                       Chief Executive Officer



   Date: November 12, 1996                        By: /s/ Michael O'Connell
        ------------------                           ----------------------
                                                       Michael O'Connell
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

                                    Form 10-Q

                         ADVANCED POLYMER SYSTEMS, INC.

27   -Financial Data Schedule.