Form 10-K
period 1996-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1997-03-28
CIK 818033

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from __________ to __________.

Commission File Number  0-16109


                         ADVANCED POLYMER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     94-2875566
         --------                                     ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

3696 Haven Avenue, Redwood City, California           94063
-------------------------------------------           -----
 (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:           (415) 366-2626
                                                              --------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                              ----

Securities registered pursuant to Section 12 (g) of the Act:

                                                   Common Stock ($.01 par value)
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                                     [X]

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant as of February 28, 1997, was $149,602,066. (1)

As of February 28, 1997, 18,412,562 shares of registrant's Common Stock, $.01 par value, were outstanding.

                                        Exhibit Index at Page   35
                                                  Total Pages   35
--------------------------------------------------------------------------------
1 Excludes 5,668,132 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 28, 1997. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE




    Document
    --------                                                  Form
                                                              10-K
                                                              Part
                                                              ----

      Definitive  Proxy  Statement to be used                  III
      in connection with the Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


       Item                                                                 Page
       ----                                                                 ----
                                     PART I

    1.   Business ___________________________________________________________ 1

    2.   Properties _________________________________________________________ 9

    3.   Legal Proceedings __________________________________________________ 9

    4.   Submission of Matters to a Vote of Security Holders ________________ 9


                                     PART II

    5.   Market for the Registrant's Common Equity and Related
         Shareholder Matters _______________________________________________  9

    6.   Selected Financial Data ____________________________________________10

    7. Management's Discussion and Analysis of Financial Condition and Results of Operations __________________________________________10

    8.   Financial Statements and Supplementary Data ________________________14

    9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ___________________________________________29


                                    PART III

   10.   Directors and Executive Officers of the Registrant _________________29

   11.   Executive Compensation _____________________________________________29

   12.   Security Ownership of Certain Beneficial Owners and Management _____29

   13.   Certain Relationships and Related Transactions _____________________29


                                     PART IV

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ___30

         Signatures _________________________________________________________32

PART I

Item 1.   BUSINESS

INTRODUCTION-FORWARD LOOKING STATEMENTS

To the extent that this report discusses future financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, the costs associated with new product introductions, as well as other factors described below under the headings "APS Technology", "Products", "Manufacturing", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.


THE COMPANY

Advanced Polymer Systems, Inc. and subsidiaries ("APS" or the "Company") is using its patented Microsponge(R) delivery systems and related proprietary technologies to enhance the safety, effectiveness and aesthetic quality of topical prescription, over-the-counter ("OTC") and personal care products. The Company is currently manufacturing and selling Microsponge systems for use by corporate customers in almost 100 different cosmetic and personal care products sold worldwide. APS holds 188 issued U.S. and foreign patents on its technology and has over 68 other patent applications pending.

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

In February 1997, the Company received FDA approval for the first ethical pharmaceutical product based on its patented Microsponge technology - Retin A(R)-Micro(TM) - which has been licensed to Ortho-McNeil Pharmaceutical Corporation, a member of the Johnson & Johnson ("J&J") family of companies. This product was launched in March 1997. In September 1994, the Company submitted a New Drug Application (NDA) for a melanin-Microsponge sunscreen. The NDA was found to be non-approvable pending additional information which the Company is continuing to provide.

APS has established several alliances with multinational corporations including J&J and Rhone-Poulenc Rorer to develop products which incorporate Microsponge systems. In general, these alliances provide for the client companies to pay the costs of product development, clinical testing, regulatory approval and commercialization. In return, the clients receive certain marketing rights to the products developed. APS typically receives an initial cash infusion in the form of license fees, future payments contingent on the achievement of certain milestones, revenues from the manufacture of Microsponge systems, and royalty payments based on third party product sales. J&J and Rhone-Poulenc Rorer also have made equity investments in the Company. APS and Dow Corning Corporation formed a joint venture alliance in 1992 to develop and commercialize Polytrap(R) and Microsponge systems for use in the manufacture of cosmetics and personal care products. In the first quarter of 1996, APS acquired all rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS common stock.

Effective January 1997, the Company licensed its consumer products to Lander Company in the United States and Canada in return for guaranteed minimum royalties, revenues from the sale of Microsponge systems and research and development funding for new consumer products. Lander will be responsible for all aspects of commercialization including selling, marketing, manufacturing, distribution and customer service. Also as part of its long-term strategic plan to move away from the direct marketing of consumer products, the Company plans to discontinue the marketing of its in-licensed suncare products.

To maintain quality control over manufacturing, APS has committed significant resources to its production processes and polymer systems development programs. The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge systems and related technologies. All products are manufactured according to Current Good Manufacturing Practices guidelines ("CGMPs") established by the FDA. In addition, APS has a process development pilot plant in its Louisiana facility. APS also has established relationships with contract manufacturers, which provide second-source production capabilities to handle growing product demand. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' capital resources to other areas such as product and technology development.


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

Microsponge Systems. The Company's Microsponge systems are based on microscopic, polymer-based microspheres that can bind, suspend or entrap a wide variety of substances and then be incorporated into a formulated product, such as a gel, cream, liquid or powder. A single Microsponge is as tiny as a particle of talcum powder, measuring less than one-thousandth of an inch in diameter. Like a true sponge, each microsphere consists of a myriad of interconnecting voids within a non-collapsible structure that can accept a wide variety of substances. The outer surface is typically porous, allowing the controlled flow of substances into and out of the sphere. Several primary characteristics, or parameters, of the Microsponge system can be defined during the production phase to obtain spheres that are tailored to specific product applications and vehicle compatibility.

Polymeric (R) Systems. In January 1996, the Company signed a definitive agreement with Dow Corning Corporation, one of the world's largest suppliers of ingredients used in cosmetics and personal care products, to acquire full rights to Dow Corning's Polytrap(R) technology and full responsibility for the continuing commercialization of Polytrap systems in exchange for 200,000 shares of APS common stock. Polytrap systems are designed to: 1) absorb skin oils and eliminate shine, 2) provide a smooth and silky feel to product formulations, 3) entrap and deliver various ingredients in personal care products and 4) convert liquids into powders.

Microsponge and Polytrap systems are made of biologically inert polymers. Extensive safety studies have demonstrated that the polymers are non-irritating, non-mutagenic, non-allergenic, non-toxic and non-biodegradable. As a result, the human body cannot convert them into other substances or break them down. Furthermore, although they are microscopic in size, these systems are too large to pass through the stratum corneum (skin surface) when incorporated into topical products.

Colon-specific Systems. A Microsponge system offers the potential to hold active ingredients in a protected environment and provide controlled delivery of oral medication to the lower gastrointestinal (GI) tract, where it will be released upon exposure to specific enzymes in the colon. This approach if successful, should open up entirely new opportunities for APS.

Bioerodible Systems. The Company is also developing systems based on new bioerodible polymers for the delivery of small and large molecule drugs, including proteins and peptides, which, if successful, should open up new fields of opportunity in systemic drug delivery arenas.

PRODUCTS

APS is focusing its efforts primarily on the ethical dermatology, OTC skin care and personal care markets in which Microsponge systems can provide substantial advantages. Certain additional applications for the Company's technology are also under development, as noted below.

Ethical Dermatology

APS defines "ethical dermatology" products as prescription and non-prescription drugs that are promoted primarily through the medical profession for the prevention and treatment of skin problems or diseases. The Company is developing several ethical dermatology products which will require approval of the FDA before they can be sold in the United States. Although these pharmaceuticals are likely to take longer to reach the marketplace than OTC and personal care products, due to the regulatory approval process, the Company believes that the benefits offered by Microsponge delivery systems will allow valuable product differentiation in this large and potentially profitable market. Results from various human clinical studies reaffirm that this technology offers the potential to reduce the drug side effects, maintain the therapeutic efficacy and potentially increase patient compliance with the treatment regimen. The following ethical dermatology products have been developed or are under development by APS:

Tretinoin Acne Medication. In February 1997, the Company received FDA approval for Microsponge-entrapped tretinoin for improved acne treatment. This submission to the FDA represented the culmination of an intensive research and clinical development program involving approximately 1,150 patients. Tretinoin has been marketed in the U.S. by Ortho Dermatological, a Johnson & Johnson subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. The Company believes its patented approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997.

Melanin-Microsponge Sunscreen. Concern about the sun's harmful effects and its role in aging and skin cancer has resulted in heightened awareness of preventative measures in the sunscreen market. APS has developed a sun protectant designed to provide the highest-available protection against the sun's UVA rays as well as protection from the burning UVB rays. This unique APS product candidate incorporates the Company's melanin-Microsponge system containing genetically engineered melanin, a natural pigment found in skin.

The Company filed its NDA in September 1994 for marketing clearance. Since it involves an entirely new ethical pharmaceutical ingredient and application, the regulatory review process is lengthier and more complex. The NDA was found to be non-approvable pending additional information which the Company is continuing to provide. There can be no assurance that FDA approval will be received. If approval is received, the Company plans to market this product through a strategic partner.

5-Fluorouracil. Another ethical dermatology product candidate, Microsponge-entrapped 5-Fluorouracil (5-FU), was the subject of an Investigational New Drug ("IND") filing in early 1995. 5-FU is an effective chemotherapeutic agent for treating actinic keratosis, a pre-cancerous, hardened-skin condition caused by excessive exposure to sunlight. However, patient compliance with the treatment regimen is poor, due to significant, adverse side effects. Through a joint agreement with Rhone-Poulenc Rorer, the Company is developing a Microsponge-enhanced topical formulation that potentially offers a less irritating solution for treating actinic keratosis. Phase II clinical studies have been completed and Phase III clinical studies are scheduled to commence in mid-1997.

Tretinoin Photodamage Treatment. Initial product development was undertaken in 1994 to develop a Microsponge system product for the treatment of photodamage, which contributes to the premature aging of skin and has been implicated in skin cancer. Should an IND be filed for this product, funding for this second tretinoin treatment indication will be provided by J&J's Ortho-McNeil Pharmaceutical subsidiary.

Cosmeceutical Products

Retinol. Retinol is a highly pure form of vitamin A which has demonstrated a remarkable ability for maintaining the skin's youthful appearance. However, it has been available only on a limited basis because it becomes unstable when mixed with other ingredients. APS has been able to stabilize retinol in a formulation which is cosmetically elegant and which has a low potential for skin irritation. The Company has executed agreements with three companies, each of which have marketing strength in a particular channel of distribution. The channels for which the Company has licensed retinol are direct marketing (Avon), dermatologists (Medicis) and salons and spas (Sothys). The Company retains full rights to alternate channels of distribution, including department stores and other mass merchandisers.

Personal Care and OTC Products

APS technologies are ideal for skin and personal care products. They can retain several times their weight in liquids, respond to a variety of release stimuli, and absorb large amounts of excess skin oil, all while retaining an elegant feel on the skin's surface. In fact, APS technologies are currently employed in almost 100 products sold by major cosmetic and toiletry companies worldwide. Among these products are skin cleansers, conditioners, oil control lotions, moisturizers, deodorants, razors, lipstick, makeup, powders, and eye shadows.

Entrapping cosmetic ingredients in APS' proprietary Microsponge delivery systems offers several advantages, including improved physical and chemical stability, greater available concentrations, controlled release of the active ingredients, reduced skin irritation and sensitization, and unique tactile qualities.


Other Product Applications

While not the principal focus of APS development efforts, other products could benefit from the value-added application of the Company's polymer technology. To date, the Company has chosen to apply its technology to the following non-skin-care field:

Analytical Standards. APS initially developed microsphere precursors to the Microsponge for use as a testing standard for gauging the purity of municipal drinking water. Marketed by APS nationwide, these microspheres are suspended in pure water to form an accurate, stable, reproducible turbidity standard for the calibration of turbidimeters used to test water purity.

APS believes its Analytical Standards technology has much broader applications than testing the turbidity of water. The Company has begun to develop standards for industrial use for the calibration of spectrophotometers and colorimeters.

MANUFACTURING

Polymer Raw Material. Raw materials for the Company's polymers are petroleum-based monomers which are widely available at low cost. The monomers have not been subject to unavailability or significant price fluctuations. Raw material costs generally account for less than a third of the total cost of the Company's products.

Process Engineering and Development. The Company employs chemical engineers and operates a pilot-plant facility for developing production processes. The equipment used for manufacturing and process development is commercially available in industrial sizes and is installed in the Company's production facility in Lafayette, Louisiana.

Microsponge Production. APS has committed significant resources to the production process and polymer systems development required to commercialize its products. The Company has to date manufactured most Microsponge systems in company-owned and operated facilities.

The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge systems and related technologies. APS also has established relationships with contract manufacturers which provide second-source production capabilities. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' capital resources to other areas, such as product development and marketing. All products are manufactured according to CGMP. In addition, APS has a process development pilot plant in its Louisiana facility.


MARKETING

A key part of APS' business strategy is to ally the Company with major marketing partners. The Company has therefore negotiated several agreements for the development of Microsponge delivery systems, the supply of entrapped ingredients, and the marketing of formulated products. To create an incentive for APS to develop products as quickly as possible, these development and license agreements provide, in some cases, for substantial payments by the client companies during the period of product development and test marketing. Additionally, some agreements provide for non-refundable payments on the achievement of certain key milestones, royalties on sales of formulated products, and minimum annual payments to maintain exclusivity. APS has, in some product areas, retained co-marketing rights.

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

The Company's material agreements and relationships are set forth below:

Johnson & Johnson Inc. In May 1992, APS and Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, entered into a licensing agreement related to tretinoin-based products incorporating APS' Microsponge technology. As part of the agreement, in 1992, license fees of $6,000,000 were paid to APS. In addition, Johnson & Johnson purchased 723,006 shares of newly issued APS common stock for $8,000,000. In 1994, J&J purchased 1,000,000 additional shares of newly issued common stock for $5,000,000. J&J also received 200,000 warrants that expired in 1996. The number of shares issuable to J&J was increased by 432,101 pursuant to an agreed upon formula tied to the trading price of APS stock prior to January 1996. The license fee provides Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APS Microsponge system. Ortho's exclusivity will continue as long as certain annual minimum payments are made. In addition, Ortho will pay license fees and milestone payments over time to APS. APS will also receive royalty payments on net product sales worldwide.

In February 1997, APS received FDA approval for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product will be marketed by Ortho Dermatological beginning March 1997. APS received a milestone payment of $3,000,000 from Ortho upon receipt of the approval.

In December 1996, the Company purchased the Take-Off(R) trademark from Johnson & Johnson Consumer Products, Inc. for a royalty of 3% on net sales of Take-Off products with annual minimums for five years. Effective January, 1997, this product was licensed to Lander Company.

Rhone-Poulenc Rorer. In March 1992, APS and Rhone-Poulenc Rorer ("RPR") restructured their 1989 joint venture agreement to give APS more freedom in developing products. Under the new terms, APS has regained from RPR worldwide marketing rights to products in the prescription dermatology field, including the melanin-based sunscreen product in which RPR had invested approximately $4,000,000 in development costs. APS also gained ownership of a partially-completed manufacturing facility in Vacaville, California, which the Company sold in December 1995. Also under the new terms, RPR invested $2,000,000 in cash in APS and relieved APS of the obligation to repay a $1,500,000 advance. In return, RPR received 705,041 shares of APS stock and maintains a minority share in the potential net profits of the melanin-based sunscreen product. Furthermore, RPR has agreed to continue funding the exploration and development of certain dermatology applications of APS' technology in which APS shares marketing rights. Product applications include a 5-FU treatment for pre-cancerous actinic keratosis. In 1995, RPR filed an IND application to begin human clinical testing of 5-FU. Phase II clinical trials for 5-FU have been completed and Phase III clinical trials are scheduled to commence in mid 1997.

Dow Corning. In July 1991, APS and Dow Corning Corporation formed a collaborative alliance to manufacture and sell both APS' Microsponge and Dow Corning's Polytrap technologies worldwide in the cosmetics and toiletries field. Under the agreement, Dow Corning provided financial assistance in this venture, as well as worldwide sales and support services; APS contributed its technology, research and development, technical support and manufacturing capability for both the Microsponge and Polytrap products. In the first quarter of 1996, APS acquired full rights to the Polytrap technology and full responsibility for the continuing commercialization in exchange for 200,000 shares of APS common stock.

Lander Company. In March 1996, the Company formed a collaboration with Lander Company, Inc. to develop and provide premium quality, store-brand personal care products based on the Company's patented delivery system technology. Under terms of the agreement, the Company received a $3 million equity investment and license fees and will receive additional licensing fees, royalties on product sales and research and development funding for new consumer products. APS and Lander will collaborate on product formulations and marketing preparations and Lander will be responsible for sales, manufacturing and distribution to retailers.

Effective January 1997, APS established a new strategic alliance with Lander under which Lander was granted full marketing rights in the United States and Canada to Microsponge-based Exact(R) acne medications, Take-Off(R) facial cleansers, Everystep(R) Foot Powder, as well as in-licensed consumer products. Under terms of the agreement, Lander will be responsible for all aspects of commercialization including selling, marketing, manufacturing, distribution and customer service. APS will receive guaranteed minimum royalties, revenues from the sale of Microsponge systems and research and development funding for new branded consumer products.

Avon. In August 1996, APS signed a license and supply agreement with Avon under which APS is providing Avon with a formulation incorporating Microsponge delivery systems and retinol, an ingredient developed to improve the appearance of aging skin. Under terms of the agreement, APS received upfront licensing fees and will receive manufacturing revenues on supply of product.

Medicis. In October 1996, APS entered into an agreement with Medicis Pharmaceutical Corporation for the commercialization of dermatology products. Medicis will initially be responsible for marketing two newly developed APS products in the United States. In return, APS received an upfront licensing fee, and will receive an additional licensing fee and a share of revenues, with guaranteed minimums.

Procter & Gamble. In the first quarter of 1992, after having been one of APS' original licensees in 1987, Scott Paper Company began the regional U.S. launch of Baby Fresh with Ultra Guard baby wipes. Ultra Guard is Scott's trademark for an APS Microsponge system that contains dimethicone to help protect a baby's skin from diaper rash. In early 1993, Scott achieved national distribution for Baby Fresh with Ultra Guard. In the first quarter of 1996, Kimberly-Clark completed its acquisition of Scott Paper Company. One of the conditions of the acquisition imposed by the Federal Trade Commission was that Kimberly-Clark divest the acquired baby wipe business. Procter & Gamble bought the baby wipe business in 1996 and now markets the product under the Pampers brand name.


GOVERNMENT REGULATION

Ethical Products

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

The  Company's  plant  in  Lafayette,   Louisiana  operates  according  to  CGMP
prescribed by the FDA. This compliance has entailed modifying certain manufacturing equipment, as well as implementing certain record keeping and other practices and procedures which are required of all pharmaceutical manufacturers. The Company believes it is in compliance with federal and state laws regarding occupational safety, laboratory practices, environmental protection and hazardous substance control.

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

PATENTS AND TRADE SECRETS

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APS has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company received U.S. patent protection for its basic Microsponge system in 1987 and now has a total of 40 issued U.S. patents and an additional 148 issued foreign patents. The Company has over 68 pending patent applications worldwide.

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


COMPETITION

Although Microsponge and Polytrap systems, by virtue of their highly porous structure, are unique delivery systems, there are many alternate delivery systems available. However, in the cosmetic and cosmeceutical fields, Microsponge and Polytrap systems are particularly versatile at allowing the entrapment of active agents and controlled release by simple changes in vehicles.

Other delivery systems based on microparticulate materials could compete with Microsponge and Polytrap systems. Among these are liposomes, microcapsules and microspheres. Liposomes are small phospholipid vesicles capable of entrapping and releasing active agents. However, they are significantly more expensive to manufacture, less versatile and their stability is a concern. While they are primarily used in systemic applications, they are also used in the cosmetic arena.

The most closely related systems are microcapsules and microspheres. Microcapsules are spherical particles containing an active agent in the core, surrounded by a polymeric membrane. Microspheres are spherical particles containing the active agent dispersed in a polymeric matrix. The major distinguishing feature between Microsponge and Polytrap systems and microcapsules, or microspheres is that the structure of Microsponge and Polytrap systems is highly porous, while microspheres or microcapsules are solid particles with no internal voids.

Thus, while only one type if Microsponge system can be used to entrap a variety of active agents and release these at desired rates by vehicle changes, different active agents and different release profiles can only be achieved with microcapsules or microspheres by a complete change in polymer and fabrication methods.


HUMAN RESOURCES

As of February 28, 1997, the Company had 84 full-time employees, 3 of whom hold PhDs. There were 15 employees engaged in research and development, 34 in manufacturing and production activities, 8 in quality control, and 27 working in sales, finance, marketing, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.

Item 2.  PROPERTIES

The Company currently occupies 23,040 square feet of laboratory, office and warehouse space in Redwood City, California and 4,800 square feet of office space in Greenwich, Connecticut. Rent expense for these facilities in 1996 was $254,184 and $109,936, respectively.

The Company occupies a production facility and warehouse in Lafayette, Louisiana, with a current annual capacity, depending upon the application, to produce 500,000 to 750,000 pounds of entrapped materials. The existing plant, with contiguous acreage, has been designed to allow significant expansion. In 1995 the Company sold this facility and warehouse along with certain other assets and subsequently leased them back for a certain fixed monthly rent over a period of forty-eight months. The Company reported this transaction as a financing transaction.

The construction of the facility in 1986 was financed primarily by 15-year tax-exempt industrial development bonds. In 1990, the bonds were refinanced. The maturity date of the bonds occurs in installments beginning June 30, 1993, and ending December 31, 2000. The bonds bear a fixed interest rate of 10%. In 1995, the Company extinguished the bond liability through an "insubstance defeasance" transaction by placing U.S. government securities in an irrevocable trust to fund all future interest and principal payments.

The Company's existing research and development and administrative facilities are not yet being used at full capacity and management believes that such facilities are adequate and suitable for its current and anticipated needs. Additional manufacturing capacity could be required as APS expands commercial production. It is anticipated that any additional production facilities would be built on land the Company presently occupies in Lafayette, Louisiana.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the Company's common stock trade on the Nasdaq National Market, under the symbol APOS. As of February 28, 1997, there were 595 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low closing sales prices for the Company's common stock on the NASDAQ National Market System.

   1996              High       Low       1995                 High     Low
  ------------------------------------------------------------------------------

   First Quarter     9 1/4      5 1/4     First Quarter        6        4
   Second Quarter   11 1/4      7 7/8     Second Quarter       5 7/8    4 1/16
   Third Quarter     9 5/8      5 7/8     Third Quarter        8 3/8    5 1/8
   Fourth Quarter    8 7/8      6 3/8     Fourth Quarter       7 1/2    4 7/8

Item 6.  SELECTED FINANCIAL DATA
         (in thousands, except per share data)
Years Ended December 31                1996             1995             1994             1993          1992
--------------------------------------------------------------------------------------------------------------
Statements of Operations
Total revenues                        $18,665         $16,108          $15,884           $19,932       $15,527
Research and
     development, net                   3,506           4,139            6,334             7,343         3,726
Selling, marketing and
     advertising                        8,455           6,560            5,669             6,237         4,013
General and administrative              2,984           3,082            2,844             2,988         3,468

Loss on purchase commitment,
     including related inventory        1,400             600              685               950             -
Net loss                               (9,378)         (9,359)          (9,759)           (9,877)       (5,545)

Loss per common share                 $ (0.52)        $ (0.57)         $ (0.65)          $ (0.73)      $ (0.43)
Weighted average common
     shares outstanding                17,987          16,459           15,018            13,527        12,805


December 31                            1996            1995              1994             1993          1992
-------------------------------------------------------------------------------------------------------------

Balance Sheets
Working capital                        $3,800          $4,976           $5,641            $4,555       $14,428
Total assets                           18,444          23,082           23,508            24,378        31,115
Long-term debt, excluding
     current portion                    5,579           6,355              979             3,355         3,672
Shareholders' equity                    5,010           5,233           11,786            10,501        20,143


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Dollar amounts are rounded to nearest $1,000)

To the extent that this report discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs and other risks listed from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) delivery systems for use by customers in almost 100 different cosmetic and personal care products. Under strategic alliance arrangements entered into with certain multinational corporations, APS generally receives an initial cash infusion, future milestone payments, royalties based on third party product sales and revenues from the supply of Microsponge systems.

As of January 1, 1997, the Company licensed its over the counter consumer products to the Lander Company in return for royalties on future product sales. Also as part of its long-term strategic plan to move away from the direct marketing of consumer products, the Company plans to discontinue the marketing of its in-licensed suncare products.

Past results are not indicative of future results.

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

                                                           Years Ended December 31,                  Annual % Change
STATEMENTS OF OPERATIONS HIGHLIGHTS                       1996         1995           1994            96/95    95/94
-----------------------------------                       ----         ----           ----            -----    -----
                                                          $000         $000           $000
Product revenues                                       $17,490       $15,203         $14,787            15%       3%
Licensing revenues                                       1,175           905           1,097            30%     -18%
                                                      --------     ---------        --------
  Total revenues                                        18,665        16,108          15,884            16%       1%
Cost of sales                                           10,772        11,047          10,149            -2%       9%
Research and development, net                            3,506         4,139           6,334           -15%     -35%
Selling and marketing                                    5,405         4,756           4,012            14%      19%
Advertising and promotion                                3,050         1,805           1,657            69%       9%
General and administrative                               2,984         3,082           2,844            -3%       8%
Loss on purchase commitments, including
  related inventory                                      1,400           600             685           133%     -12%

STATEMENTS OF OPERATIONS HIGHLIGHTS                                1996              1995              1994
-----------------------------------                                ----              ----              ----
Expenses expressed as a  percentage of product revenues:
Cost of sales                                                      62%               73%               69%
Research and development, net                                      20%               27%               43%
Selling and marketing                                              31%               31%               27%
Advertising and promotion                                          17%               12%               11%
General and administrative                                         17%               20%               19%
Loss on purchase commitments, including
  related inventory                                                 8%                4%                5%


Results of Operations for the years ended December 31, 1996 and 1995

Total revenues for 1996 totalled $18,665,000 compared to $16,108,000 in the prior year, an increase of $2,557,000 or 16%. Product sales amounted to $17,490,000, an increase of $2,287,000 or 15% over the prior year, and licensing revenues amounted to $1,175,000, an increase of $270,000 or 30% over the prior year. Revenues derived from products which incorporate the Microsponge technology totalled $11,682,000, an increase of $559,000 or 5% over the prior year.

The increase in product revenues over 1995 was due primarily to increased shipments of Microsponge systems to manufacturers of cosmetics and personal care products of $856,000 or 18% and increased sales of consumer products of $1,363,000 or 15%. The Company anticipates an increase in sales of Microsponge systems in 1997 as a result of agreements signed with major corporate customers who are launching new products during the year. These partners include Ortho Dermatological, Avon, Medicis, Lander and Johnson & Johnson Consumer Products, Inc. These increases will be offset by the absence of sales of consumer products due to the licensing of products to the Lander Company effective January 1, 1997, in return for a royalty stream and the Company's plans to discontinue the marketing of its in-licensed suncare products.

The increase in licensing fee revenue during 1996 relates to the receipt of fees received from the Company's new corporate partners as part of the agreements executed in 1996.

Gross profit on product revenues for the year increased by $2,562,000 or 62% to $6,718,000 due to increased manufacturing efficiencies resulting from the higher volume and the sales mix of consumer products.

Research and development expense decreased by $633,000 or 15% due primarily to a change in estimate. Additionally, there was a continuing reduction in outside services as external costs are being borne principally by corporate partners. Selling and marketing expense increased by $649,000 or 14% to $5,405,000 due mainly to an increased focus on opening new markets for Microsponge systems and increased distribution expense attributable to higher sales volume.

Advertising and promotion expense increased by $1,245,000 or 69% due to a consumer products sampling program and expenditures relating to a full year's advertising for the Neet(R) depilatory product line which was licensed from Reckitt and Colman in September, 1995. These costs, together with selling expenses, will decrease significantly in 1997 as a result of the licensing arrangement for the Company's consumer product lines.

General and administrative expense decreased by $98,000 or 3% to $2,984,000 due mainly to reduced spending on external services.

The loss on purchase commitment relates to a contractual commitment for the purchase of melanin in excess of current estimated requirements. Melanin is the key ingredient in the manufacture of the APS-developed UVA/UVB sun protection cream for which an NDA was filed. This amount includes the final amount due under the contractual commitment.

The Company's operating loss decreased by $869,000 or 9% to $8,452,000 as a result of the factors discussed above.

Interest income was essentially flat between 1996 and 1995, but interest expense increased by $778,000 to $1,223,000 in 1996 as a result of the debt financing arranged in the second half of 1995.

The net loss for the year of $9,378,000 was essentially flat with the loss in the prior year, with the increased gross profit being offset by increases in selling and promotional expense, interest expense and the increased loss on the purchase commitment.

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

The increase in product revenues over 1994 resulted from increased shipments of Microsponge systems to a variety of personal care and specialty customers, primarily manufacturers of cosmetics and toiletries through the alliance with Dow Corning Corporation. This increase was offset by a slight decrease in sales of consumer products. While sales of the Exact(R) acne line increased by 71% over the prior year and the addition of the line of Neet(R) products under a licensing agreement with Reckitt & Colman also contributed to sales of consumer products, this was offset by an anticipated decrease in sales of in-licensed suncare products which do not incorporate the Company's technology.

The decrease in licensing fees was due mainly to the fact that the prior year included $894,000 of revenues recognized under the percentage-of-completion method on now-completed clinical trials, offset by a milestone payment of $1,500,000 paid to the Company by Ortho-McNeil Pharmaceutical Corporation upon the filing of the New Drug Application for Microsponge-enhanced tretinoin acne cream in February 1995, of which $750,000 was recognized as revenues.

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

Capital Resources and Liquidity

Total assets as of December 31, 1996 were $18,444,000 compared with $23,082,000 at December 31, 1995. Cash and cash equivalents at December 31, 1996 increased to $5,395,000 from $5,173,000 at December 31, 1995. The Company's primary investment objectives for those assets are the preservation of capital and the maintenance of a high degree of liquidity. In the same period, working capital decreased to $3,800,000 from $4,976,000, primarily due to the discontinuation of the direct marketing of consumer products which resulted in reduced inventory.

The  Company  has  financed  its  operations,  including  product  research  and development, from amounts raised in debt and equity financings; the sale of consumer products, Microsponge delivery systems and Analytical Standard products; payments received under licensing agreements; and interest earned on short-term investments.

In prior years, cash was expended on Phase III clinical tests of tretinoin entrapped in a Microsponge delivery system for the treatment of acne which have now been completed, and of APS' melanin-Microsponge sun protectant product, together with related research and development costs. Additionally, the Company is contractually obligated to purchase minimum annual quantities of melanin. The final amounts due under the contractual commitment are included in current liabilities.

In the first quarter of 1996, the Company formed a collaborative agreement with the Lander Company under which the Company received $2,961,000 in net proceeds from the sale of 356,761 shares of common stock. In addition, the Company will receive license fees, royalties on product sales and research and development funding.

In the second quarter of 1996, the Company entered into an agreement for the sale of up to $5,000,000 of its common stock and warrants, which can be initiated at the Company's sole discretion. In May 1996, the Company exercised its right to sell common stock and warrants totalling $2,000,000 under this agreement.

During  1996,  Company   operations  used  approximately   $6,117,000  of  cash.
Approximately $3,506,000 was invested in product research and development and $3,050,000 was invested in advertising and promoting products.

In February 1997, upon receipt of approval from the FDA to market Retin-A(R) Micro(TM) (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from J&J as a milestone payment and prepaid royalties.

Also in February 1997, the Company received $653,000 from Lander Company, representing payment for a third of the assets held for sale pursuant to the agreement between the two companies. The final two installments are due on March 31 and April 30, 1997.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees and milestone payments, are expected to be sufficient to meet the Company's cash requirements for the foreseeable future, assuming no changes to existing business plans.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Advanced Polymer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------
December 31,                                                                         1996             1995
Assets
Current Assets:
    Cash and cash equivalents                                                     $5,394,509       $5,172,809
    Accounts receivable less allowance for doubtful accounts of
       $47,527 and $68,650 at December 31, 1996 and 1995, respectively             1,666,148        2,436,815
    Accrued interest receivable                                                        3,963           16,473
    Inventory                                                                      2,085,073        7,858,584
    Prepaid expenses and other                                                       324,065          985,199
    Assets held for sale                                                           2,181,004               --
                                                                                 -----------      -----------
    Total current assets                                                          11,654,762       16,469,880
Property and equipment, net                                                        4,681,292        5,027,034
Deferred loan costs, net                                                             616,958          832,324
Prepaid license fees, net                                                            165,752          303,638
Goodwill and other intangibles, net of  accumulated amortization of $763,424
     and $483,668 at December 31, 1996 and 1995, respectively                      1,265,801          345,557
Other long-term assets                                                                59,603          103,809
                                                                                 -----------    --------------
Total Assets                                                                     $18,444,168      $23,082,242
                                                                                 ===========    =============

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                              $1,543,143       $3,240,807
    Accounts payable, Johnson & Johnson                                              814,509        4,229,637
    Accrued expenses                                                               1,456,512        1,819,541
    Accrued melanin purchase commitments                                           1,800,000          600,000
    Current portion - long-term debt                                               1,490,779          853,987
    Deferred revenue                                                                 750,000          750,000
                                                                                 -----------     ------------
       Total current liabilities                                                   7,854,943       11,493,972
Long-term debt                                                                     5,578,849        6,354,969
                                                                                 -----------     ------------
Total Liabilities                                                                 13,433,792       17,848,941
                                                                                 -----------     ------------

Commitments and Contingencies
Shareholders' Equity
    Preferred stock, authorized 2,500,000 shares; none issued or
       outstanding at December 31, 1996 and 1995                                          --               --
    Common stock, $.01 par value, authorized 50,000,000 shares;
       issued and outstanding 18,359,744 and 16,594,565 at
       December 31, 1996 and 1995, respectively                                      183,597          165,946
    Common stock to be issued, $.01 par value, 432,101 shares
       issuable in 1996                                                                   --            4,321
    Warrants, issued and outstanding: 1,431,974 at December 31, 1996
       and 1,628,611 at December 31, 1995                                          2,457,692        2,653,076
    Additional paid-in capital                                                    73,950,092       64,600,516
    Unrealized gain on securities                                                         --           12,348
    Accumulated deficit                                                          (71,581,005)     (62,202,906)
                                                                                 -----------    -------------
Total Shareholders' Equity                                                         5,010,376        5,233,301
                                                                                 -----------    -------------
Total Liabilities and Shareholders' Equity                                       $18,444,168      $23,082,242
                                                                                 ===========    =============

See accompanying notes.

Advanced Polymer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            1996                1995             1994
Revenues:
Product revenues                                                         $17,489,907         $15,203,196      $14,787,048
Licensing revenues                                                         1,175,000             905,000        1,097,402
                                                                       -------------       -------------     -------------
     Total revenues                                                       18,664,907          16,108,196       15,884,450

Expenses:
Cost of sales                                                             10,771,766          11,047,399       10,149,302
Research and development, net                                              3,506,161           4,139,441        6,334,168
Selling and marketing                                                      5,404,774           4,755,788        4,011,752
Advertising and promotion                                                  3,050,180           1,804,540        1,657,178
General and administrative                                                 2,984,213           3,081,900        2,844,282
Loss on purchase commitment, including related inventory                   1,400,000             600,000          685,000
                                                                       -------------       -------------     ------------
     Operating loss                                                       (8,452,187)         (9,320,872)      (9,797,232)

Interest expense                                                          (1,223,303)           (445,501)        (278,988)
Interest income                                                              322,986             317,948          355,837
Other income (expense), net                                                  (25,595)             89,895          (38,593)
                                                                       -------------       -------------     ------------
Net loss                                                                 $(9,378,099)        $(9,358,530)     $(9,758,976)
                                                                       =============       =============     ============

Loss per common share                                                         $(0.52)             $(0.57)          $(0.65)
                                                                       =============       =============     ============

Weighted average common shares outstanding                                17,987,153          16,459,446       15,017,753
                                                                       =============       =============     ============

See accompanying notes.


Advanced Polymer Systems, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
For the Years Ended
     December 31, 1996, 1995 and 1994
                                                                             Common Stock           Additional      Unrealized
                                               Common Stock                    Warrants                Paid-In         Holding
                                            Shares      Amount          Shares          Amount         Capital            Gain
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1993               13,646,657    $136,467       1,161,500    $  2,300,000    $ 51,077,341             $--

Options exercised                          471,306       4,713              --              --       1,881,821              --
Agreement with Johnson &
   Johnson, net of $30,201
   in offering costs                     1,000,000      10,000         200,000         285,000       4,674,799              --
Private placement,
   net of $353,183 in
   offering costs                          925,158       9,251         925,158       1,474,500       2,663,066              --
Unrealized holding gain                         --          --              --              --              --         113,166
Net loss                                        --          --              --              --              --              --
Distributions                                   --          --              --              --              --              --
                                        --------------------------------------------------------------------------------------
1994 Total                               2,396,464      23,964       1,125,158       1,759,500       9,219,686         113,166
                                        --------------------------------------------------------------------------------------
Balance December 31, 1994               16,043,121    $160,431       2,286,658    $  4,059,500    $ 60,297,027    $    113,166
                                        --------------------------------------------------------------------------------------

Options exercised                          236,992       2,370              --              --       1,078,929              --
Private placement,
   net of $112,383 in
   offering costs                          310,278       3,103         310,278         485,591         898,923              --
Securities issued in debt
  financing arrangements                     4,174          42         193,175         407,985          29,958              --
Common stock to be issued in
   connection with the agreement
   with Johnson & Johnson                  432,101       4,321              --              --          (4,321)             --
Warrants expired                                --          --      (1,161,500)     (2,300,000)      2,300,000              --
Change in unrealized holding gain               --          --              --              --              --        (100,818)
Net loss                                        --          --              --              --              --              --
                                        --------------------------------------------------------------------------------------
1995 Total                                 983,545       9,836        (658,047)     (1,406,424)      4,303,489        (100,818)
                                        --------------------------------------------------------------------------------------
Balance December 31, 1995               17,026,666    $170,267       1,628,611    $  2,653,076    $ 64,600,516    $     12,348
                                        ======================================================================================

Options exercised                          416,219       4,162              --              --       1,993,017              --
Shares retired                             (12,836)       (128)             --              --         (97,747)             --
Private Placement,
   net of $62,149 in
   offering costs                          201,922       2,019          86,538         295,751       1,640,081              --
Common stock to be issued in
   connection with the agreement
   with Johnson & Johnson                 (432,101)     (4,321)             --              --           4,321              --
Common stock issued in
   connection with the agreement
   with Johnson & Johnson                  432,101       4,321              --              --          (4,321)             --
Common stock issued in connection
   with the agreement with Lander
   Company, net of $39,547 in
   offering costs                          356,761       3,567              --              --       2,956,976              --
Common stock issued to Dow Corning,
   net of $4,000 in offering costs         200,000       2,000              --              --       1,194,000              --
Common stock issued to Biosource            94,000         940              --              --         599,060              --
Securities issued in debt financing
   arrangements                             10,675         107           4,325         (50,935)         78,353              --
Fair value of stock options
   issued to non-employees                      --          --              --              --         161,299              --
Warrants exercised                          66,337         663         (87,500)       (155,200)        539,537              --
Warrants expired                                --          --        (200,000)       (285,000)        285,000              --
Change in unrealized holding gain               --          --              --              --              --         (12,348)
Net loss                                        --          --              --              --              --              --
                                        --------------------------------------------------------------------------------------
1996 Total                               1,333,078      13,330        (196,637)       (195,384)      9,349,576         (12,348)
                                        --------------------------------------------------------------------------------------
Balance December 31, 1996               18,359,744    $183,597       1,431,974    $  2,457,692    $ 73,950,092             $--
                                        ======================================================================================

See accompanying notes.







For the Years Ended
     December 31, 1996, 1995 and 1994
                                                             Total
                                       Accumulated    Shareholders'
                                           Deficit          Equity
------------------------------------------------------------------
Balance December 31, 1993             $(43,012,400)   $ 10,501,408

Options exercised                               --       1,886,534
Agreement with Johnson &
   Johnson, net of $30,201
   in offering costs                            --       4,969,799
Private placement,
   net of $353,183 in
   offering costs                               --       4,146,817
Unrealized holding gain                         --         113,166
Net loss                                (9,758,976)     (9,758,976)
Distributions                              (73,000)        (73,000)
                                      ------------    ------------
1994 Total                              (9,831,976)      1,284,340
                                      ------------    ------------
Balance December 31, 1994             $(52,844,376)   $ 11,785,748
                                      ============    ============

Options exercised                               --       1,081,299
Private placement,
   net of $112,383 in
   offering costs                               --       1,387,617
Securities issued in debt
  financing arrangements                        --         437,985
Common stock to be issued in
   connection with the agreement
   with Johnson & Johnson                       --              --
Warrants expired                                --              --
Change in unrealized holding gain               --        (100,818)
Net loss                                (9,358,530)     (9,358,530)
                                      ------------    ------------
1995 Total                              (9,358,530)     (6,552,447)
                                      ------------    ------------
Balance December 31, 1995             $(62,202,906)   $  5,233,301
                                      ============    ============

Options exercised                               --       1,997,179
Shares retired                                  --         (97,875)
Private Placement,
   net of $62,149 in
   offering costs                               --       1,937,851
Common stock to be issued in
   connection with the agreement
   with Johnson & Johnson                       --              --
Common stock issued in
   connection with the agreement
   with Johnson & Johnson                       --              --
Common stock issued in connection
   with the agreement with Lander
   Company, net of $39,547 in
   offering costs                               --       2,960,543
Common stock issued to Dow Corning
   net of $4,000 in offering costs              --       1,196,000
Common stock issued to Biosource                --         600,000
Securities issued in debt financing
   arrangements                                 --          27,525
Fair value of stock options
   issued to non-employees                      --         161,299
Warrants exercised                              --         385,000
Warrants expired                                --              --
Change in unrealized holding gain               --         (12,348)
Net loss                                (9,378,099)     (9,378,099)
                                      ------------    ------------
1996 Total                              (9,378,099)       (222,925)
                                      ------------    ------------
Balance December 31, 1996             $(71,581,005)   $  5,010,376
                                      ============    ============
See accompanying notes.

Advanced Polymer Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                           1996              1995              1994
Cash flows from operating activities:
Net loss                                                                            $(9,378,099)      $(9,358,530)      $(9,758,976)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                   1,393,805         1,377,614         1,243,906
      Provision for loss on purchase commitments, including inventory                 1,400,000           600,000           685,000
      Change in allowance for doubtful accounts                                         (21,123)            2,086           (69,456)
      Accretion of pledged long-term marketable securities                                   --          (121,572)         (150,498)
      (Gain) loss on sale of equipment and assets held for sale                              --           125,764              (868)
      Gain on sale of pledged marketable securities                                          --          (234,319)               --
      Provision for deferred compensation                                               161,299                --                --
      Changes in operating assets and liabilities:
         Accounts receivable                                                            791,790        (1,130,448)          908,738
         Accrued interest receivable                                                     12,510             9,570             6,981
         Inventory                                                                    5,573,511          (856,558)        1,291,126
         Prepaid expenses and other                                                     661,134            20,931          (575,003)
         Assets held for sale                                                        (2,181,004)               --                --
         Deferred loan costs                                                            215,366          (439,824)               --
         Other long-term assets                                                         129,425           (10,856)           17,895
         Accounts payable and accrued expenses                                       (1,460,693)           87,394           517,005
         Accounts payable, Johnson & Johnson                                         (3,415,128)          659,112        (1,852,753)
         Deferred revenue                                                                    --           750,000          (894,000)
                                                                                    ------------------------------------------------
Net cash used in operating activities                                                (6,117,207)       (8,519,636)       (8,630,903)
                                                                                    ------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (719,640)         (901,288)         (645,899)
   Proceeds from sale of equipment and assets held for sale                                  --           797,672             2,290
   Purchases of marketable securities                                                  (512,513)       (4,458,891)       (1,448,467)
   Maturities and sales of marketable securities                                        500,165         5,935,087         1,216,394
                                                                                    ------------------------------------------------
Net cash provided from (used in) investing activities                                  (731,988)        1,372,580          (875,682)
                                                                                    ------------------------------------------------

Cash flows from financing activities:
   Repayment to Dow Corning                                                                  --                --          (274,208)
   Repayment of long-term debt                                                         (870,598)         (258,304)         (200,000)
   Proceeds from long-term debt and warrants                                            758,795         7,367,259                --
   Proceeds from private placements, net of offering costs                             1,937,851         1,387,617         4,146,817
   Proceeds from stock issued to Lander Company, net of offering costs                2,960,543                --                --
   Proceeds from agreement with Johnson & Johnson                                            --                --         4,969,799
   Distributions                                                                             --                --           (73,000)
   Proceeds from the exercise of common stock options and warrants,
      net of common stock retired                                                     2,284,304         1,081,299         1,886,534
                                                                                    ------------------------------------------------
Net cash provided from financing activities                                           7,070,895         9,577,871        10,455,942
                                                                                    ------------------------------------------------

Net increase in cash and cash equivalents                                               221,700         2,430,815           949,357
Cash and cash equivalents at the beginning of the year                                5,172,809         2,741,994         1,792,637
                                                                                    ------------------------------------------------
Cash and cash equivalents at the end of the year                                     $5,394,509        $5,172,809        $2,741,994
                                                                                    ================================================
Supplemental disclosure of non-cash financing transactions:

   During the first quarter of 1996, the Company acquired all rights to the Polytrap technology from Dow Corning Corporation ("DCC") in exchange for 200,000 shares of common stock valued at $1,200,000.

   During the first quarter of 1996, the Company paid Biosource for the 1995 purchase commitment totalling $600,000 by issuing 94,000 shares of common stock.

   The Company offset a deposit of approximately $188,000 and $755,000 for 1996 and 1995, respectively, with a creditor against a loan from the same creditor
   (Note 8).

   In  September,  1995,  the  Company  offset its note  payable to Dow  Corning
   Corporation against its receivable from DCC. This resulted in a decrease in long-term debt, short-term debt and accounts receivable of $478,935, $100,000 and $578,935, respectively.

   In 1995, the Company extinguished a debt through an insubstance defeasance transaction by placing U.S. government securities in an irrevocable trust to fund all future scheduled payments on the debt.

See accompanying notes.

                 ADVANCED POLYMER SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         December 31, 1996, 1995 and 1994

Note 1   Business

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems that allow for the controlled release of active ingredients which have benefits in the ethical dermatology, cosmetic and personal care areas. Certain projects are conducted under development and licensing arrangements with large companies, others are part of joint ventures in which APS is a major participant, and a number of projects are exclusive to APS. APS also marketed and distributed a range of consumer products for personal care through its subsidiary, Premier, Inc. ("Premier"). Effective January 1997, APS licensed the consumer products to a third party (Note 6).

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Premier, Advanced Consumer Products, Inc. ("ACP") and APS Analytical Standards. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment: Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, not exceeding twenty years (Note 7).

Prepaid License Fees: The fee paid to Biosource Technologies, Inc. ("Biosource") in 1992 is being amortized over a seven-year period consistent with the term of the agreement (Note 3). Amortization of prepaid license fees totalled $137,880, $137,868 and $124,057 in 1996, 1995 and 1994, respectively.

Deferred Loan Costs: Deferred charges relate to costs incurred in obtaining certain loans. These charges are being amortized over the life of the loans using the effective interest method (Note 8).

Long-Lived Assets, Including Goodwill and Other Intangibles: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets, including goodwill, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

In the first quarter of 1996, APS acquired all patents and rights to the Polytrap technology from Dow Corning Corporation in exchange for 200,000 shares of its common stock. APS recorded intangible assets totalling $1,200,000 relating to this transaction. The intangible assets are being amortized on a straight line basis over a period of approximately 10 years, which is the remaining life of the main patent acquired.

In 1992, APS acquired for 157,894 shares of its common stock, the outstanding 25% interest in ACP, APS' over-the-counter consumer products subsidiary. The acquisition was accounted for as a purchase. Excess of cost over net assets acquired arising from the purchase is being amortized over five years on a straight-line basis.

Amortization of intangible assets totalled $279,756, $188,875 and $160,796, in 1996, 1995 and 1994, respectively.

Adoption of  Statement of Financial  Accounting  Standards No. 123: Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for "Stock Issued to Employees" and related interpretations. Accordingly, except for stock options issued to non-employees, no compensation cost has been recognized for the Company's fixed stock option plans (Note 10).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts in future periods.

Advertising and Promotion Costs: Advertising and promotion costs are expensed as incurred.

Earnings (Loss) Per Share: Earnings (loss) per common share are based on the weighted average number of common shares outstanding during each year. The computation assumes that no outstanding stock options and warrants were exercised as they would be anti-dilutive.

Licensing Agreements: The Company has several licensing agreements that generally provide for monthly payments, periodic minimum payments and royalties for exclusivity. Revenue is recorded as services are performed. The agreements do not contain any financial obligations with respect to the Company at the expiration or earlier termination of the agreements. Certain agreements also require the remittance of non-refundable license fees.

Deferred Revenue: Prepaid royalties paid to APS by Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are reported as deferred revenues (Note 13).

Concentrations of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. As of December 31, 1996, approximately 53% of the recorded trade receivables were concentrated with two customers in the cosmetic and personal care industries. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1996.

Note 3   Related Party Transactions

APS has entered into agreements with Biosource. One director serves on the Board of Directors of both Biosource and APS. All agreements between APS and Biosource have been, and will continue to be, considered and approved by a vote of the disinterested directors. The agreements provide APS worldwide rights to use and sell Biosource's biologically-synthesized melanin in Microsponge systems for all sun protection, cosmetic, ethical dermatology and over-the-counter skin care purposes. In return, APS is required to make annual minimum purchases of melanin, pay royalties on sales of APS melanin-Microsponge products and was required to prepay $500,000 of royalties. For estimated losses on purchase commitments and related inventory, the Company accrued $1,400,000, $600,000 and $685,000 in 1996, 1995 and 1994, respectively. During 1994, the Company paid Biosource $263,403 for the supply of melanin. All minimum financial commitments under the current agreements have been expensed by APS.

In 1996, APS paid Biosource the 1995 minimum purchase commitment by issuing Biosource 94,000 shares of APS common stock.

Note 4   Cash Equivalents

All investments in debt securities have been classified as cash equivalents in the accompanying balance sheets as they mature in less than three months.

At December 31, 1996 and 1995, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                      December 31, 1996
--------------------------------------------------------------------------------
                                          Unrealized    Unrealized    Estimated
                                 Cost        Gains        Losses     Fair Value
--------------------------------------------------------------------------------

Available-for-Sale:
Corporate debt securities     $3,556,052       --          --        $3,556,052
Other debt securities            214,790       --          --           214,790
                              -------------------------------------------------
   Totals                     $3,770,842       --          --        $3,770,842
                              =================================================


                                      December 31, 1995
--------------------------------------------------------------------------------
                                          Unrealized    Unrealized    Estimated
                                 Cost        Gains        Losses     Fair Value
--------------------------------------------------------------------------------
Available-for-Sale:
Corporate debt securities     $3,273,602      $12,348           --   $3,285,950
Other debt securities            164,425           --           --      164,425
                              -------------------------------------------------
   Totals                     $3,438,027      $12,348           --   $3,450,375
                              ==================================================


Note 5   Inventory

The major components of inventory are as follows:     December 31,  December 31,
                                                             1996          1995
                                                     ---------------------------
Raw materials and work-in-process                        $604,852     $1,006,847
Finished goods                                          1,480,221      6,851,737
                                                     ---------------------------
Total inventory                                        $2,085,073     $7,858,584
                                                     ===========================

Consumer  products  inventory  is  classified  as  Assets  Held  for Sale in the accompanying December 31, 1996 balance sheet (Note 6). J&J has a security interest in the Company's Sundown(R) and Johnson's Baby Sunblock(R) inventory. Inventory subject to their security interest totalled approximately $4,400,000 at December 31, 1995 (Note 14).

Note 6   Assets Held for Sale

As part of the Company's long-term strategic plan to move away from the direct marketing of consumer products, APS entered into an agreement with Lander Company under which Lander will commercialize the APS consumer products. Under the terms of the agreement, certain consumer products inventory, manufacturing equipment and prepaid advertising credits were sold to Lander in January 1997 at the December 31, 1996 book value. In addition, APS will receive revenue from royalties on consumer product sales and the supply of Microsponge systems to Lander. Also, the Company plans to discontinue the marketing of the suncare products licensed from J&J; the related inventory, in which J&J has a security interest, amounted to approximately $198,000 at December 31, 1996. For financial reporting purposes, these consumer product assets are classified as Assets Held for Sale in the accompanying balance sheet and consist of the following at December 31, 1996:

         Inventory                                   $1,703,764
         Prepaid Asset                                  388,021
         Property Plant and Equipment                    89,219
                                                  -------------
                                                     $2,181,004
                                                  =============

Note 7   Property and Equipment

Property and equipment consist of the following:

                                                December 31,       December 31,
                                                        1996               1995
                                                --------------------------------
Building                                         $1,611,039          $1,610,339
Land and improvements                               163,519             163,519
Leasehold improvements                              571,223             571,223
Furniture and equipment                          11,119,307          10,623,203
                                                --------------------------------
Total property and equipment                    $13,465,088         $12,968,284
Accumulated depreciation and
  amortization                                   (8,783,796)         (7,941,250)
                                                --------------------------------
Property and equipment, net                      $4,681,292          $5,027,034
                                                ================================

Depreciation expense amounted to $976,163, $980,779 and $920,871 for the years ended December 31, 1996, 1995, and 1994, respectively.

Certain consumer products manufacturing equipment is classified as Assets Held for Sale in the accompanying December 31, 1996 balance sheet (Note 6).


Note 8   Long-Term Debt

Long-term debt consists of the following:                                              December 31,     December 31,
                                                                                               1996             1995
                                                                                       -----------------------------
Bank loan,  interest  payable monthly,  principal due in non-equal  installments commencing  December 1, 1996  through  March 1, 1999,  secured by the assets and
operating cash flow of a subsidiary of the Company and guaranteed by the Company        $2,950,000        $3,000,000

Term loan, subordinated to bank loan, interest payable quarterly,  principal due in non-equal  installments  commencing  December 1, 1996 through  March 1, 1999, secured by the assets and  operating  cash flows of a subsidiary  of the Company
and guaranteed by the Company                                                            1,622,500         1,500,000

Term loan, principal and interest due in equal monthly  installments  commencing
October 1996 through December 1999, secured by certain real and personal property        2,497,128         2,708,956
                                                                                       -----------------------------

Total                                                                                   $7,069,628        $7,208,956
Less current portion                                                                     1,490,779           853,987
                                                                                       -----------------------------
Long-term debt                                                                          $5,578,849        $6,354,969
                                                                                       =============================

Maturities of the long-term debt are as follows:

     Years ending December 31:                                     Amount
--------------------------------------------------------------------------------
         1997                                                  $  1,490,779
         1998                                                     2,523,389
         1999                                                     3,055,460
--------------------------------------------------------------------------------
                                                               $  7,069,628
================================================================================

In 1995, the Company received an aggregate amount of $8,122,334 from three financing arrangements.

The first financing arrangement was a $3,000,000 bank loan with an interest rate equal to two percentage points above the

Prime Rate (8.25% as of December 31, 1996). The loan is secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company.

The second financing arrangement was originally a $1,500,000 term loan with a syndicate of lenders and a fixed interest rate of 14%. In January 1996, an incremental $150,000 was received under this financing arrangement. The loan is also secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. The security interest of the debt holders is subordinated to the bank loan's security interest.

In the third quarter of 1995, the Company consummated a transaction whereby certain real and personal properties were sold to a third party and subsequently leased back for a fixed rental stream over a period of forty-eight months. The Company has the option either to purchase all the properties at the expiration of the term of the lease or extend the term of the lease. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met. A deposit of $188,000 and $755,000 with the lender was offset against the loan balance as of December 31, 1996 and 1995 respectively. In 1996, the Company received a refund of $567,000 of the deposit upon satisfaction of certain conditions identified in the financing agreement. This transaction has been reflected in the table above as a term loan.

The terms of certain financing agreements contain, among other provisions, requirements for a subsidiary of the Company to maintain defined levels of earnings, net worth and various financial ratios, including debt to net worth. In conjunction with the debt financing agreements, APS issued a total of 197,500 warrants with an exercise price of $7.00 per share of common stock.

All costs incurred in obtaining the financing arrangements have been capitalized as deferred charges, and are being amortized over the life of the loans using the effective interest method. Interest paid in 1996, 1995 and 1994 approximated interest expense reflected in the Consolidated Statements of Operations.

In September 1995, the Company extinguished $2,500,000 of Industrial Revenue Bonds through an "insubstance defeasance" transaction by placing approximately $2,500,000 of U.S. government securities in an irrevocable trust to fund all future interest and principal payments. The purchase of the government securities was achieved through the sale of the Company's pledged marketable security. The debt extinguishment did not have a material impact on the Company's earnings. The debt balance outstanding as of December 31, 1996 was $2,500,000.


Note 9   Commitments

Lease Commitments: Total rental expense for property and equipment was $655,283, $639,807 and $558,086 for 1996, 1995 and 1994, respectively.

The Company's future minimum lease payments under noncancellable operating leases for facilities as of December 31, 1996, are as follows:

                                                                   Minimum
           Years Ending December 31,                              Payments
-------------------------------------------------------------------------------
             1997                                                $ 443,442
             1998                                                  132,186
             1999                                                  100,043
             2000                                                   80,869
             2001                                                   75,600
-------------------------------------------------------------------------------
                                                                 $ 832,140
===============================================================================

Note 10   Shareholders' Equity

Private Placements and Common Stock Warrants: In 1994, the Company raised $9,116,616 net of offering costs through two private placements. In the first private placement, APS issued 1,000,000 shares of newly issued common stock to Johnson & Johnson ("J&J") in consideration for $5,000,000. In addition, J&J received 200,000 warrants exercisable for two years at $12.00 per share. In January 1996, in accordance with the 1994 private placement agreement, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued to J&J in conjunction with this private placement expired in 1996 (Note 13).

The second private placement was pursuant to an agreement for the sale of up to $8,000,000 of common stock and warrants in six installments beginning in June, 1994 and ending on September 29, 1995. The Company sold $6,000,000 of common stock and warrants through March 30, 1995. The remaining two optional installments in June and September 1995 totalling $2,000,000 of common stock and warrants were not sold by the Company. In accordance with the agreement, the following shares of common stock and warrants were issued:

                        Number of shares           Number of      Exercise Price
Date Issued          of Common Stock Issued     Warrants Issued    of Warrants
--------------------------------------------------------------------------------

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

In conjunction with certain debt financing agreements made in 1995 (Note 8), APS issued a total of 197,500 warrants with an exercise price of $7.00 per share of common stock. These warrants expire on March 27, 2000.

In the first quarter of 1995, 1,161,500 warrants issued in a 1992 private placement expired.

In the first quarter of 1996, the Company formed a collaborative agreement with the Lander Company under which the Company received $2,961,000 in net proceeds from the sale of 356,761 shares of common stock. In addition, the Company will receive licensing fees, research and development funding and royalties on product sales in the future.

In 1996, APS acquired all patents and rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS common stock (Note 2).

During the second quarter of 1996, APS received $1,937,851 net of offering costs, through a private placement and sale of 201,922 shares of common stock and 86,538 warrants exercisable over a three-year period. The warrants are exercisable at the following prices:

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

Shareholders Rights Plan: On August 19, 1996, the Board of Directors approved a Shareholders Rights Plan under which shareholders of record on September 3, 1996 received a dividend of one Preferred Stock purchase right ("Rights") for each share of common stock outstanding. The Rights are not generally exercisable until 10 business days after a person or group acquires 20% or more of the outstanding shares of common stock or announces a tender offer which could result in a person or group beneficially owning 20% or more of the outstanding shares of common stock (an "Acquisition") of the Company. Each Right, should it become exercisable, will entitle the holder (other than acquirer) to purchase company stock at a discount. The Board of Directors may terminate the Rights plan or, under certain circumstances, redeem the rights.

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

The Board may redeem the Rights for $0.01 per Right at any time prior to Acquisition. Unless earlier redeemed, the Rights will expire on August 19, 2006.

Stock Options: The Company has various stock option plans for employees, officers, directors and consultants. The options are granted at fair market value and expire no later than ten years from the date of the grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees, no compensation cost has been recognized for the fixed stock option plans. The compensation cost that has been charged against income for the stock options issued to non-employees was $161,000, $0 and $0 for 1996, 1995 and 1994, respectively. Had compensation cost for the Company's fixed stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have increased to the pro-forma amounts indicated below:
                                                  1996              1995
                                                  ----              ----
         Net loss - as reported                   $( 9,378,099)     $(9,358,530)
         Net loss - pro-forma                     $(10,462,871)     $(9,815,235)
         Loss per common share - as reported      $      (0.52)     $     (0.57)
         Loss per common share - pro-forma        $      (0.58)     $     (0.60)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0; expected volatility of 85%; risk-free interest rate of 6.1 percent; and expected life of four years for all the stock option plans.

The amounts disclosed above under the fair value method of SFAS No. 123 include compensation costs and fair values for options granted since January 1, 1995 and may not be representative of the effects in future years.

The following table summarizes option activity for 1996, 1995 and 1994:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           1996                           1995                        1994
------------------------------------------------------------------------------------------------------------------------------------

                                                               Weighted                         Weighted                   Weighted
                                                               Average                          Average                    Average
                                                               Exercise                         Exercise                   Exercise
                                              Shares           Price            Shares          Price       Shares         Price
                                              ------           -----            ------          -----       ------         -----
Outstanding at beginning of year              2,972,324        $5.98            2,677,162        $6.14      2,588,940      $6.21
Granted                                         502,500        $7.89              636,500        $5.31        723,500      $5.13
Exercised                                      (416,219)       $4.80             (236,992)       $4.59       (471,306)     $4.00
Expired or Cancelled                           (157,165)       $6.25             (104,346)       $9.14       (163,972)     $9.00
                                              ---------                         ---------                   ---------
Outstanding at end of year                    2,901,440        $6.46            2,972,324        $5.98      2,677,162      $6.14
                                              =========                         =========                   =========
Options exercisable at year-end               1,945,056                         1,877,295                   1,529,574
Shares available for future grant at
year end                                        569,984                           167,819                     709,973
Weighted-average fair value of options
granted during the year                                        $7.89                             $5.31                     $5.13

                                       24


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE

                                           Weighted Avg.
Range of              Number               Remaining                                  Number
Exercise              Outstanding          Contractual          Weighted Avg.         Exercisable        Weighted Avg.
Prices                12/31/96             Life                 Exercise Price        at 12/31/96        Exercise Price
------                -------              ----                 --------------        -----------        --------------
$3.44-$5.25             922,760            6.6 years            $  4.65                 613,035          $  4.39
$5.38-$5.75             727,180            7.1                  $  5.45                 581,772          $  5.46
$6.13-$8.13             729,500            8.1                  $  7.15                 308,249          $  6.97
$9.25-$11.13            522,000            5.9                  $ 10.11                 442,000          $ 10.08
                      ---------                                                       ---------
$3.44-$11.13          2,901,440            7.0                  $  6.46               1,945,056          $  6.42


Distributions: Distributions presented in the Consolidated Statements of Shareholders' Equity represent payments to the shareholders of Premier, which was a subchapter S Corporation. Premier's S Corporation election was terminated in conjunction with the merger.

Note 11   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees. In 1996 and 1995, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,750 and $4,500 for the 1996 and 1995 calendar years, respectively. In 1994 the maximum matching contribution made by the Company was equal to the lesser of 1.5% of each participant's salary or $1,000 per calendar year. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 1996, 1995 and 1994, the Company contributed to the plan approximately $110,000, $89,000 and $55,000, respectively. No discretionary contributions have been made to the plan since its inception.

Note 12   Income Taxes

A reconciliation of the Federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                   December 31
                                               1996           1995        1994
                                             -----------------------------------
U.S. Federal statutory rate (benefit)         (34.0)%        (34.0)%     (34.0)%
Net losses without tax benefits               33.75           33.5        34.0
State income taxes, net of U.S.
     Federal income tax effect                   --             --         --
Nondeductible expenses                         0.25            0.5         --
                                             ----------------------------------
     Total tax expense                           --             --         --
                                             ==================================


At December 31, 1996, the Company had net Federal operating loss carryforwards of approximately $72,500,000 for income tax reporting purposes and California operating loss carryforwards of approximately $8,400,000. The Federal net operating loss carryforwards expire beginning in 1998 through the year 2011. The California net operating loss carryforwards expire beginning in 1997 through the year 2001. A California net operating loss carryforward from 1989 in the approximate amount of $2,000,000 expired December 31, 1996.

Due to the "change in ownership" provisions of the Tax Reform Act of 1986, approximately $32,000,000 and $5,500,000 of the Company's Federal and California net operating loss carryforwards, respectively, are subject to an annual limitation against taxable income. The balance of the Federal and California loss carryforwards of approximately $40,500,000 and $2,900,000, respectively, which arose subsequent to the Company's change in ownership will be fully available to offset taxable income in excess of the annual limitation until fully utilized or there is another ownership change.

The Company also has investment tax credits and research and experimental tax credits aggregating approximately $1,692,000 and $673,000 for Federal and California purposes, respectively. The Federal credit carryforwards expire beginning in 1998 through the year 2011. The California credits carryover indefinitely until utilized.

There are also California credit carryforwards for qualified manufacturing and research and development equipment of approximately $11,000; these credits expire beginning in 2005 through the year 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                              1996                      1995
                                                              ----                     -----
Deferred tax assets:
     Deferred research expenditures                         $1,445,000               $1,443,000
     Accruals and reserves not currently deductible
        for tax purposes                                     1,771,000                1,197,000
     Net operating loss carryforwards                       25,407,000               22,283,000
     Credit carryforwards                                    2,377,000                2,274,000
     Other                                                     406,000                  572,000
                                                         --------------           --------------
Gross deferred tax assets                                   31,406,000               27,769,000
     Less valuation allowance                              (31,182,000)             (27,426,000)
                                                         --------------           --------------
Total deferred tax assets                                     $224,000                 $343,000
                                                         --------------                --------
Deferred tax liabilities:
     Property and equipment                                  $(224,000)               $(343,000)
                                                         --------------           --------------
Total deferred tax liabilities                                (224,000)                (343,000)
                                                         --------------           --------------
     Net deferred taxes                                   $         --             $         --
                                                         ==============           ==============

The net change in the valuation allowance for the years ended December 31, 1996, 1995 and 1994 was an increase of approximately $3,756,000, $4,534,000 and $3,627,000, respectively. Management believes that sufficient uncertainty exists regarding the realizability of these items and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 1996 include approximately $2,594,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

Note 13   Ortho-McNeil Pharmaceutical Corporation

In May 1992, APS entered into development, and licensing and investment agreements with Ortho-McNeil Pharmaceutical Corporation ("Ortho") for the development of retinoid products. The first product is a Microsponge system entrapment of tretinoin (trans-retinoic acid or "t-RA"), a prescription acne drug for which FDA approval was received in February 1997. A second product licensed to Ortho is a Microsponge entrapment of a retinoid to be used for the treatment of photodamaged skin.

The terms of the agreements included an $8,000,000 investment in APS for 723,006 newly issued shares of APS common stock and the payment to APS of $6,000,000 in licensing fees by J&J. The licensing fees were recognized as revenues according to the percentage-of-completion method of accounting whereby income was recognized based on the estimated stage of completion of the related project. Cash payments received in advance of being earned were classified as deferred revenue. Revisions of estimated profits were included in earnings by the reallocation method which spread the change in estimate over the current and future periods. As of December 31, 1994, the project had been completed and all associated revenues had been recognized.

J&J made a second equity investment in the Company in May 1994. Under this agreement, J&J purchased 1,000,000 shares of newly issued common stock in consideration for $5,000,000. In January 1996, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued in 1994 to J&J in conjunction with this equity investment expired in 1996. As of December 31, 1996, J&J owns approximately 12% of the APS common shares outstanding.

In February 1995, APS received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenues. In February 1997, upon receipt of approval from the FDA to market Retin-A(R) Micro(TM) (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho of which one half is a milestone payment which will be recognized as revenue in 1997 and half is prepaid royalties which will be recorded as deferred revenues. APS will earn a mark-up on Microsponge systems supplied to Ortho and Ortho will pay APS a royalty on product sales, subject to certain minimums. Should these minimums not be achieved, Ortho would lose its exclusivity and APS would regain marketing rights to the retinoid products. APS has the ability to earn an additional $4,750,000 in fees if certain research milestones are achieved.


Note 14   Johnson & Johnson

Licensing Agreement: The Company's wholly owned subsidiary, Premier, licensed from J&J the exclusive right to manufacture and distribute a product, Take-Off, in the U.S. The agreement provided for Premier to remit royalty payments to J&J based on net sales, with minimum payments of $375,000 per year. In December 1996, the Company purchased the rights to Take-Off from J&J for a 3% royalty on net sales for the five year period ending December 31, 2001. In January 1997, as part of its long-term strategic plan to move away from the marketing of consumer products, the Company sub-licensed the right to manufacture and distribute Take-Off to Lander Company.

Distribution Arrangement: Premier obtained the rights to market and distribute two suncare products, Sundown and Johnson's Baby Sunblock, in the U.S. Premier & J&J share the profits or losses on sales of suncare products. Premier performs a reconciliation of the payable to J&J annually to determine the portion that is currently due. The portion of the payable that relates to inventory sold during a contract year is due at the end of that contract year, which begins on January 1 and ends on December 31.

As part of the Company's long-term strategic plan to move away from the direct marketing of consumer products, this distribution arrangement with J&J will be terminated in 1997. The remaining inventory on hand as of December 31, 1996 will be sold in 1997.

                          Independent Auditors' Report


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Francisco, California
March 5, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

       APS incorporates by reference the information set forth under the captions "Nomination and Election of Directors" and "Executive Compensation" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on June 4, 1997.

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

Item 13.  Certain Relationships and Related Transactions

       The Company incorporates by reference the information set forth under the caption "Certain Transactions" of the Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.    Financial Statements
                The financial  statements  and  supplementary  data set forth on
                pages  14-27  of  Part  II  of  the  10-K   Annual   Report  are
                incorporated herein by reference.

     2.    Financial Statement Schedules
                Schedule II                      Valuation Accounts
           All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

     3.    Exhibits
           3-A      -Copy of Registrant's Certificate of Incorporation. (1)
           3-B      -Copy of Registrant's Bylaws. (1)
           10-B     -Lease Agreement between the Registrant and White Properties
                     Joint Venture for lease of Registrant's executive offices in Redwood City, dated as of August 1, 1992. (3)
           10-C     -Registrant's  1992 Stock Plan dated August 11,  1992.  (2)*
           10-N     -Agreement with Johnson & Johnson dated April 14, 1992. (3)
           10-P     -Warrant to Purchase Common Stock. (5)
           10-S     -Lease  Agreement  between   Registrant  and  Financing  for
                     Science  International  dated  September  1,  1995 (6)
           10-T     -Security and Loan Agreement between  Registrant and Venture
                     Lending dated  September 27, 1995 (6)
           10-U     -Asset Purchase Agreement with Dow Corning Corporation dated
                     January 23,  1996 (7)
           10-V     -Investment  Agreement  between  Registrant  and the  Lander
                     Company. (8)
           10-W     -License, Assignment and Supply Agreement between Registrant and  Lander  Company.
           21       -Proxy Statement for the Annual Meeting of Shareholders. (4)
           23       -Consent of Independent Auditors.
           27       -Financial Data Schedules

(b)        Reports on Form 8-K
           None.

(c)        Exhibits
           The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3. As set forth above.

(d)        Financial Statement Schedules
           See Item 14(a)2. of this Form 10-K.
--------------------------------------------------------------------------------
           (1) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
           (2)    Filed  as  Exhibit  No.  28.1  to  Registrant's   Registration
                  Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
           (3) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
           (4)    To be filed supplementally.
           (5) Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and 4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
           (6) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
           (7) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended Deccember 31, 1995, and incorporated herein by reference.
           (8) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
            *     Management Contract or Compensatory plans.

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

ADVANCED POLYMER SYSTEMS, INC.


By:      /S/John J. Meakem, Jr.
         --------------------------------------------
         John J. Meakem, Jr.
         Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacities and on the dates indicated.

Signature                                 Title                                           Date
--------------------------------------------------------------------------------------------------------
  /S/ John J. Meakem, Jr.                 Chairman, President,
---------------------------               Chief Executive Officer                         March 28, 1997
John J. Meakem, Jr.                                                                       ---------------

  /S/ Michael O'Connell                   Executive Vice President, Chief
---------------------------               Administrative Officer and
Michael O'Connell                         Chief Financial Officer                         March 28, 1997
                                                                                          --------------



  /S/ Carl Ehmann                         Director                                        March 28, 1997
---------------------------                                                               --------------
Carl Ehmann


  /S/ Jorge Heller                        Director                                        March 28, 1997
---------------------------                                                               --------------
Jorge Heller


  /S/ Peter Riepenhausen                  Director                                        March 28, 1997
---------------------------                                                               --------------
Peter Riepenhausen


  /S/ Toby Rosenblatt                     Director                                        March 28, 1997
---------------------------                                                               --------------
Toby Rosenblatt


  /S/ Gregory H. Turnbull                 Director                                        March 28, 1997
---------------------------                                                               --------------
Gregory H. Turnbull


  /S/ C. Anthony Wainwright               Director                                        March 28, 1997
---------------------------                                                               --------------
C. Anthony Wainwright


  /S/ Dennis Winger                       Director                                        March 28, 1997
---------------------------                                                               --------------
Dennis Winger


                         ADVANCED POLYMER SYSTEMS, INC.


Schedule II

Valuation Accounts
                                                            Additions
                                              Beginning    Charged to                             Ending
                                                Balance       Expense          Deductions        Balance
--------------------------------------------------------------------------------------------------------
December 31, 1994
Accounts receivable, allowance
    for doubtful accounts                     $136,020         $5,833             $75,289        $66,564

December 31, 1995
Accounts receivable, allowance
    for doubtful accounts                      $66,564        $29,464             $27,378        $68,650

December 31, 1996
Accounts receivable, allowance
    for doubtful accounts                      $68,650         $9,331             $30,454        $47,527

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084 and 33-50640) on Forms S-8 of Advanced Polymer
Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-82562, 33-88972 and 333-759) on Forms S-3 of Advanced Polymer Systems, Inc. of our report dated March 5, 1997, relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the related schedule, which report appears in the December 31, 1996 annual report on Form 10-K of Advanced Polymer Systems, Inc.




                                                    KPMG Peat Marwick LLP

San Francisco, California
March 26, 1997

                                  EXHIBIT INDEX

                             Form 10-K Annual Report

                         ADVANCED POLYMER SYSTEMS, INC.


           3-A    -Copy of Registrant's  Certificate of  Incorporation. (1)
           3-B    -Copy  of  Registrant's  Bylaws. (1)
          10-B    -Lease Agreement  between the Registrant a nd White Properties
                   Joint Venture for lease of Registrant's executive offices in Redwood City, dated as of August 1, 1992. (3)
           10-C   -Registrant's 1992 Stock Plan dated August 11, 1992. (2)*
           10-N   -Agreement with Johnson & Johnson dated April 14, 1992. (3)
           10-P   -Warrant to Purchase Common Stock. (5)
           10-S   -Lease Agreement between  Registrant and Financing for Science
                   International dated September 1, 1995 (6)
           10-T   -Security and Loan  Agreement  between  Registrant and Venture
                   Lending dated September 27, 1995 (6)
           10-U   -Asset Purchase  Agreement with Dow Corning  Corporation dated
                   January 23, 1996. (7)
           10-V   -Investment  Agreement between  Registrant and Lander Company.
                   (8)
           10-W   -License,  Assignment and Supply Agreement between  Registrant and Lander Company.
           21     -Proxy Statement for the Annual Meeting of Shareholders. (4)
           23     -Consent of Independent Auditors.
           27     -Financial Data  Schedules

--------------------------------------------------------------------------------

           (1) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
           (2) Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
           (3) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
           (4)    To be filed supplementally.
           (5) Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and 4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
           (6) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.
           (7) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
           (8) Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
           *      Management Contract or Compensatory plans.