Form 10-Q
period 1997-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1997-05-14
CIK 818033

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                 Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997


[  ]            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from to

                         Commission file Number 0-16109

                         ADVANCED POLYMER SYSTEMS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 94-2875566
               --------                                 ----------
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

Yes       X       No

   At April 30, 1997 the number of outstanding shares of the Company's common stock, par value $.01, was 18,418,492.

                                      INDEX



PART I.          FINANCIAL INFORMATION                                  Page No.
                                                                        --------
      ITEM 1.    Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets                        3
                 March 31, 1997 and December 31, 1996

                 Condensed Consolidated Statements of Operations              4
                 for the three months ended March 31, 1997 and 1996

                 Condensed Consolidated Statements of Cash Flows              5
                 for the three months ended March 31, 1997 and 1996

                 Notes to Condensed Consolidated Financial Statements         6


      ITEM 2.    Management's Discussion and Analysis                         8
                 of Financial Condition and Results of Operations


PART II.         OTHER INFORMATION


      ITEM 1.    Legal Proceedings                                           11

      ITEM 6.    Exhibits and Reports on Form 8-K                            11

                 Signatures                                                  12

                         ADVANCED POLYMER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       1997            1996
                                                   ------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                      $  5,436,700    $  5,394,509
    Marketable securities                             1,596,617            --
    Trade accounts receivable, net                    2,092,257       1,666,148
    Inventory                                         2,707,728       2,085,073
    Prepaid expenses and other                          354,688         328,028
    Receivable from/and assets held for sale            731,306       2,181,004
                                                   ------------    ------------

             Total current assets                    12,919,296      11,654,762

    Property and equipment, net                       4,642,670       4,681,292
    Deferred loan costs, net                            551,142         616,958
    Prepaid license fees                                145,034         165,752
    Intangible assets, including goodwill, net        1,209,261       1,265,801
    Other assets                                        153,780          59,603
                                                   ------------    ------------

                                                   $ 19,621,183    $ 18,444,168
                                                   ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $    809,029    $  1,543,143
    Accrued expenses                                  1,924,428       1,456,512
    Accrued melanin purchase commitments              1,800,000       1,800,000
    Accounts payable, Johnson & Johnson                 359,872         814,509
    Deferred revenues                                 2,225,000         750,000
    Current portion - long-term debt                  1,825,371       1,490,779
                                                   ------------    ------------

             Total current liabilities                8,943,700       7,854,943

Long-term debt                                        4,958,070       5,578,849
                                                   ------------    ------------

             Total liabilities                       13,901,770      13,433,792
                                                   ------------    ------------

Shareholders' equity:
    Common stock and common stock warrants           76,881,495      76,591,381
    Accumulated deficit                             (71,162,082)    (71,581,005)
                                                   ------------    ------------

             Total shareholders' equity               5,719,413       5,010,376
                                                   ------------    ------------

                                                   $ 19,621,183    $ 18,444,168
                                                   ============    ============

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 3 Months Ended   3 Months Ended
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------

Microsponge product and technology revenues        $  3,547,132    $  1,448,745
Sales of consumer products                                 --         3,704,727
Milestone payment                                     1,500,000            --
                                                   ------------    ------------

Total revenues                                        5,047,132       5,153,472

Cost of sales                                         1,491,515       3,304,806

Operating expenses:
Research & development                                  932,474         889,956
Selling, marketing & advertising                      1,173,812       2,037,568
General & administration                                843,294         670,021
                                                   ------------    ------------

Total operating expenses                              2,949,580       3,597,545
                                                   ------------    ------------

Operating income (loss)                                 606,037      (1,748,879)

Interest income                                          79,300          38,956

Interest expense                                       (271,392)       (299,078)

Other income (expense)                                    4,978         (10,296)
                                                   ------------    ------------

Net income (loss)                                  $    418,923    ($ 2,019,297)
                                                   ============    ============

Net income (loss) per common share                 $       0.02    ($      0.12)
                                                   ============    ============

Number of shares used in
    computing per share amounts
    (the 1997 and 1996 number of shares
    include 1,286,824 and 0 shares,
    respectively, relating to common
    stock equivalents)                               19,692,958      17,354,858
                                                   ============    ============

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                   March 31, 1997 March 31, 1996
                                                   -------------- --------------
Cash flows from operating activities:
Net income (loss)                                    $   418,923    ($2,019,297)
Adjustments to reconcile net income (loss) to net
    cash provided from (used in)
    operating activities:
       Depreciation and amortization                     251,947        353,135
       Change in allowance for doubtful accounts            --           (1,308)
       Provision for deferred compensation                45,000           --
       Changes in operating assets and liabilities:
             Trade accounts receivable                  (426,109)    (1,699,365)
             Inventory                                  (622,655)     1,282,946
             Prepaid expenses and other                  (26,660)       103,650
             Deferred loan costs                          65,816         16,961
             Other assets                                (94,177)        68,875
             Accounts payable and accrued expenses      (750,835)    (1,827,610)
             Deferred revenue                          1,475,000           --
                                                     -----------    -----------

Net cash provided from (used in) operating
     activities                                          336,250     (3,722,013)
                                                     -----------    -----------

Cash flows from investing activities:
Purchases of fixed assets                               (136,067)       (61,225)
Purchase of marketable securities                     (1,596,617)      (512,513)
Maturities and sales of marketable securities               --          506,396
Proceeds from assets held for sale                     1,449,698           --
                                                     -----------    -----------

Net cash used in investing activities                   (282,986)       (67,342)
                                                     -----------    -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock options       275,114        730,309
Proceeds from note payable                                  --          500,000
Proceeds from long-term debt and warrants                   --          150,000
Repayment of long-term debt                             (286,187)      (192,389)
Proceeds from private placement,
  net of offering costs                                     --        2,976,044
                                                     -----------    -----------

Net cash (used in) provided from
  financing activities                                   (11,073)     4,163,964
                                                     -----------    -----------

Net increase in cash and cash equivalents                 42,191        374,609

Cash and cash equivalents, beginning of the
    period                                             5,394,509      5,172,809
                                                     -----------    -----------

Cash and cash equivalents, end of the period         $ 5,436,700    $ 5,547,418
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

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 1997 and 1996
                                   (Unaudited)


     (1)  Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of March 31, 1997 and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996.

          These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1996, 1995 and 1994.

          The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, Premier, Inc. ("Premier"), Advanced Consumer Products, Inc., and APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          Effective January 1997, as part of the Company's long-term strategic plan to move away from the direct marketing of consumer products, APS licensed its consumer products to Lander Company. The Company is no longer generating revenues from sales of these products, but is receiving revenues from royalties on product sales and the supply of Microsponge(R) systems incorporated into various products. Prior year results include the sales of consumer products and related selling, marketing and distribution expenses.

          The Company considers all short-term investments which have original maturities of less than three months to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

          Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1997.

  (2)  Common Shares Outstanding and per Share Information


       Common stock outstanding as of March 31, 1997 is as follows:

                                                              Number of Shares
                                                              ----------------

       Common stock outstanding as of December 31, 1996         18,359,744
       Options exercised after December 31, 1996                    58,748
                                                                ----------
              Total shares                                      18,418,492
                                                                ==========

       In 1996, the number of shares used in calculating earnings per share was the weighted average number of shares of common stock outstanding. Common stock equivalents were not considered since they were antidilutive. In 1997, the number of shares used in calculating earnings per share included the effect of common stock equivalents.

(3)    New Accounting Standard

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128.

(4)    Milestone Payment

       In February 1997, upon receipt of marketing clearance from the Food and Drug Administration ("FDA") to market Retin-A(R) Micro(TM) (tretinoin gel) 0.1% - microsphere for the treatment of acne, APS received $3,000,000 from Ortho McNeil Pharmaceutical Corporation, a subsidiary of Johnson & Johnson. One half of the amount received was a milestone payment which was recognized as revenues in the first quarter of 1997 and the other half was prepaid royalties which was recorded as deferred revenue.

(5)    Inventory
       The major components of inventory are as follows:

                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
       Raw materials and work-in-process       $   668,257         $   604,852
       Finished goods                            2,039,471           1,480,221
                                               -----------         ------------
       Total inventory                         $ 2,707,728         $ 2,085,073
                                               ===========         ===========

  Item 2.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              (all dollar amounts rounded to the nearest thousand)

Results of Operations for the Three Months Ended March 31, 1997 and 1996

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs and other risks described below or identified from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) delivery systems for use by customers in almost 100 different personal care and cosmetic products. Under strategic alliance arrangements entered into with certain multinational corporations, APS generally receives an initial cash infusion, future milestone payments, royalties based on third party product sales and revenues from the supply of Microsponge systems.

These strategic alliances are intended to provide the Company with the marketing expertise and/or financial strength of other companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate acceptable collaborative agreements in the future.

Revenues for the three months ended March 31, 1997 were $5,047,000 compared to $5,153,000 in the corresponding quarter of the prior year. Microsponge product and technology revenues were $3,547,000 in the first quarter of 1997 compared to $1,449,000, an increase of $2,098,000 or 145% over the first quarter of the prior year. This was due primarily to increased shipments of Microsponge systems to manufacturers of personal care and cosmeceutical products, and up-front technology revenues received from corporate partners.

The current quarter included a milestone payment of $1,500,000 from Ortho McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, upon the Company's receipt of marketing clearance for Retin-A(R) Micro(TM) from the Food and Drug Administration (FDA). Retin-A Micro was launched in March 1997.

The first quarter of 1997 did not include revenues from sales of consumer products which were licensed to the Lander Company effective January 1, 1997. Sales of consumer products in the year-ago quarter were $3,705,000 which consisted of sales of products subsequently licensed to the Lander Company and sales of suncare products.

Gross profit on product revenues for the quarter was $1,256,000 or 46% of product revenues compared to $1,799,000 or 35% in the year-ago period reflecting increased manufacturing volume and sales of higher margin products, primarily proprietary cosmeceuticals.

Operating expenses decreased by $648,000 or 18%. Research and development expense increased by $43,000 or 5% to $932,000. Selling, marketing and advertising expense decreased by $864,000 or 42% to $1,174,000. This was primarily due to the fact that the Company licensed its consumer products to Lander Company effective January 1, 1997, thus avoiding the advertising expenditure and variable selling expenses such as commission and freight associated with promoting and distributing consumer products. This decrease is expected to continue. General and administrative expense increased by $173,000 or 26% due primarily to higher professional fees.

Operating income of $606,000 represented an improvement of $2,355,000 over the prior year's first quarter loss of $1,749,000. This was due primarily to the milestone payment received from Ortho, up-front technology revenues, improved margins on product sales and a significant reduction in operating expenses.

Interest income of $79,000 for the first quarter of 1997 was higher than the prior year by $40,000 due mainly to higher cash and investment balances. Interest expense for the quarter of $271,000 was lower than the year-ago quarter by $28,000 due mainly to principal repayments.

The net income for the period was $419,000 compared to a net loss of $2,019,000 in the corresponding period of the prior year.


Capital Resources and Liquidity

Total assets as of March 31, 1997 were $19,621,000 compared with $18,444,000 at December 31, 1996, and working capital increased to $3,976,000 from $3,800,000. In the same period, cash, cash equivalents and marketable securities increased to $7,033,000 from $5,395,000. During the first quarter, Company operations provided $336,000 of cash. The Company invested approximately $932,000 in product research and development and $1,174,000 in selling and marketing the Company's products and technologies.

The Company has financed its operations, including product research and development, from amounts raised in debt and equity financings, the sale of consumer products,

Microsponge delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

In the first quarter of 1997, upon receipt of approval from the FDA to market Retin-A Micro (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho McNeil Pharmaceutical of which one half was a milestone payment which was recognized as revenue in the first quarter of 1997 and half was prepaid royalties which was recorded as deferred revenue.

The Company's existing cash, cash equivalents and marketable securities, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees and milestone payments, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.


New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128.

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




                                        ADVANCED POLYMER SYSTEMS, INC.





Date: May 14, 1997                      By: /s/ John J. Meakem, Jr.
     -------------                         ------------------------
                                               John J. Meakem, Jr.
                                               Chairman, President and
                                               Chief Executive Officer



Date: May 14, 1997                      By: /s/ Michael O'Connell
     -------------                         ----------------------
                                               Michael O'Connell
                                               Executive Vice President,
                                               Chief Administrative Officer and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

                                    Form 10-Q

                         ADVANCED POLYMER SYSTEMS, INC.

27       -Financial Data Schedules.