Form 10-Q
period 1997-06-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1997-08-12
CIK 818033

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                 Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997


[ ]            Transition  Report  Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____


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

At July 31, 1997 the number of outstanding shares of the Company's common stock, par value $.01, was 18,784,832.

                                      INDEX





PART I.          FINANCIAL INFORMATION                                 Page No.
                                                                       --------

      ITEM 1.    Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets                    3
                 June 30, 1997 and December 31, 1996

                 Condensed Consolidated Statements of Operations          4
                 for the three months and six months ended June 30, 1997 and 1996

                 Condensed Consolidated Statements of Cash Flows          5
                 for the six months ended June 30, 1997 and 1996

                 Notes to Condensed Consolidated Financial Statements     6


      ITEM 2.    Management's Discussion and Analysis                     9
                 of Financial Condition and Results of Operations


PART II.         OTHER INFORMATION


      ITEM 1.    Legal Proceedings                                        14

      ITEM 4.    Submission of Matters to a Vote of Security Holders      14

      ITEM 6.    Exhibits and Reports on Form 8-K                         14

                 Signatures                                               15

                              ADVANCED POLYMER SYSTEMS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                         June 30, 1997  December 31, 1996
                                                         -------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                             $  7,449,934    $  5,394,509
    Trade accounts receivable, net                           3,259,074       1,666,148
    Inventory                                                2,618,969       2,085,073
    Prepaid expenses and other                                 456,054         328,028
    Assets held for sale                                          --         2,181,004
                                                          ------------    ------------

             Total current assets                           13,784,031      11,654,762

    Property and equipment, net                              4,929,715       4,681,292
    Deferred loan costs, net                                   485,326         616,958
    Prepaid license fees                                       124,316         165,752
    Intangible assets, including goodwill, net               1,568,271       1,265,801
    Other assets                                               147,780          59,603
                                                          ------------    ------------

                                                          $ 21,039,439    $ 18,444,168
                                                          ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $    918,249    $  1,543,143
    Accrued expenses                                         2,292,879       1,456,512
    Accrued melanin purchase commitments                     1,800,000       1,800,000
    Accounts payable, Johnson & Johnson                        320,707         814,509
    Deferred revenues                                        2,250,000         750,000
    Current portion - long-term debt                         2,160,655       1,490,779
                                                          ------------    ------------

             Total current liabilities                       9,742,490       7,854,943

Long-term debt                                               4,330,705       5,578,849
                                                          ------------    ------------

             Total liabilities                              14,073,195      13,433,792
                                                          ------------    ------------

Shareholders' equity:
    Common stock and common stock warrants                  78,760,061      76,591,381
    Accumulated deficit                                    (71,793,817)    (71,581,005)
                                                          ------------    ------------

             Total shareholders' equity                      6,966,244       5,010,376
                                                          ------------    ------------

                                                          $ 21,039,439    $ 18,444,168
                                                          ============    ============

                                  See accompanying notes.

                                        3

                         ADVANCED POLYMER SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                        Three Months Ended               Six Months Ended
                                  June 30, 1997    June 30, 1996   June 30, 1997   June 30, 1996
                                  -------------    -------------   -------------   -------------
Microsponge product
    and technology revenues        $  4,499,516    $  2,057,520    $  8,046,648    $  3,506,265
Sales of consumer products                 --         3,296,000            --         7,000,727
Milestone payment                          --              --         1,500,000            --
                                   ------------    ------------    ------------    ------------

Total revenues                        4,499,516       5,353,520       9,546,648      10,506,992

Cost of sales                         1,952,179       2,989,382       3,443,694       6,294,188

Operating expenses:
Research & development                  900,817         983,843       1,833,291       1,873,799
Selling, marketing & advertising        949,069       2,386,747       2,122,881       4,424,315
General & administration              1,069,705         833,870       1,912,999       1,503,891
                                   ------------    ------------    ------------    ------------

Total operating expenses              2,919,591       4,204,460       5,869,171       7,802,005
                                   ------------    ------------    ------------    ------------

Operating income (loss)                (372,254)     (1,840,322)        233,783      (3,589,201)

Interest income                          80,227          75,012         159,527         113,968

Interest expense                       (268,862)       (313,948)       (540,254)       (613,026)

Other income (expense)                  (70,845)         21,201         (65,867)         10,905
                                   ------------    ------------    ------------    ------------

Net loss                           ($   631,734)   ($ 2,058,057)   ($   212,811)   ($ 4,077,354)
                                   ============    ============    ============    ============

Net loss per common share          ($      0.03)   ($      0.11)   ($      0.01)   ($      0.23)
                                   ============    ============    ============    ============


Weighted average common shares
    outstanding                      18,577,599      18,080,623      18,491,867      17,717,740
                                   ============    ============    ============    ============

                             See accompanying notes.

                         ADVANCED POLYMER SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                   (Unaudited)
                                                        June 30, 1997  June 30, 1996
                                                        -------------  -------------
Cash flows from operating activities:
Net loss                                                 ($  212,811)   ($4,077,354)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                         487,413        707,997
       Change in allowance for doubtful accounts                --           (4,106)
       Provision for obsolescence of inventory               120,000           --
       Provision for deferred compensation                   126,757           --
       Changes in operating assets and liabilities:
             Trade accounts receivable                    (1,592,926)    (1,898,532)
             Inventory                                      (653,896)     2,426,175
             Prepaid expenses and other                      (98,026)        96,184
             Deferred loan costs                             131,632         83,731
             Other assets                                   (488,176)        70,881
             Accounts payable and accrued expenses          (342,329)    (2,301,329)
             Deferred revenue                              1,500,000           --
                                                         -----------    -----------

Net cash used in operating activities                     (1,022,362)    (4,896,353)
                                                         -----------    -----------

Cash flows from investing activities:
Purchases of fixed assets                                   (596,872)      (211,547)
Purchase of marketable securities                         (1,596,617)      (512,513)
Maturities and sales of marketable securities              1,596,617        506,374
Proceeds from assets held for sale                         2,181,004           --
                                                         -----------    -----------

Net cash provided from (used in) investing activities      1,584,132       (217,686)
                                                         -----------    -----------

Cash flows from financing activities:
Proceeds from the exercise of common stock options
    and warrants                                           2,071,923      1,561,769
Proceeds from note payable                                      --        1,250,000
Proceeds from long-term debt and warrants                       --          150,000
Repayment of long-term debt                                 (578,268)      (390,103)
Proceeds from private placement, net of offering costs          --        4,903,020
                                                         -----------    -----------

Net cash provided from financing activities                1,493,655      7,474,686
                                                         -----------    -----------

Net increase in cash and cash equivalents                  2,055,425      2,360,647

Cash and cash equivalents, beginning of the
    period                                                 5,394,509      5,172,809
                                                         -----------    -----------

Cash and cash equivalents, end of the period             $ 7,449,934    $ 7,533,456
                                                         ===========    ===========

Supplemental disclosure of non-cash investing and financing transactions:

   During the first quarter of 1996, the Company acquired all rights to the Polytrap(R) technology from Dow Corning Corporation in exchange for shares of Common Stock valued at $1,200,000.

   During the first quarter of 1996, the Company paid Biosource for the 1995 purchase commitment totalling $600,000 by issuing 94,000 shares of Common Stock.

                             See accompanying notes.

                                        5

                         ADVANCED POLYMER SYSTEMS, INC.

              Notes to Condensed Consolidated Financial Statements
                             June 30, 1997 and 1996
                                   (Unaudited)


(1)    Basis of Presentation

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the
       Company" or "APS") as of June 30, 1997 and the results of their operations for the three and six months ended June 30, 1997 and 1996, and their cash flows for the six months ended June 30, 1997 and 1996.

       These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1996, 1995 and 1994.

       The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, Premier, Inc. ("Premier") and APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(2)    Common Shares Outstanding and per Share Information


       Common stock outstanding as of June 30, 1997 is as follows:

                                                                Number of Shares
                                                                ----------------
       Common stock outstanding as of December 31, 1996            18,359,744
       Warrants exercised                                             294,314
       Options exercised after December 31, 1996                       91,597
                                                                   ----------
              Total shares                                         18,745,655
                                                                   ==========

       The number of shares used in calculating earnings per share was the weighted average number of shares of common stock outstanding. Common stock equivalents were not considered since they were antidilutive.

(3)    New Accounting Standards

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

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Earlier application is permitted. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the first quarter ending March 31, 1998.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which will be effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. In its consolidated financial statements for the year December 31, 1998, the Company will make the required disclosures.

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

(5)    Inventory

       The major components of inventory are as follows:

                                                June 30, 1997  December 31, 1996
                                                -------------  -----------------
       Raw materials and work-in-process          $  739,485       $  604,852
       Finished goods                              1,879,484        1,480,221
                                                  ----------       ----------
       Total inventory                            $2,618,969       $2,085,073
                                                  ==========       ==========

Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              (all dollar amounts rounded to the nearest thousand)

Results of Operations for the Three Months Ended June 30, 1997 and 1996

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

Microsponge product and technology revenues for the second quarter of 1997 of $4,500,000 represented an increase of $2,442,000 or 119% over the corresponding quarter of the prior year. This increase was due primarily to the launches of new products incorporating the Company's proprietary technology which were licensed by three key marketing partners - Retin-A(R) Micro(TM) by Ortho Dermatological for which the Company received marketing clearance from the U.S. Food and Drug Administration (FDA) in February 1997, ANEW(R) Retinol Recovery Complex PM Treatment which is marketed by Avon, Inc., and TxSystems(TM) AFIRM(TM) retinol formulation which is marketed by Medicis. Continued growth in other segments of the Company's business also contributed to the sales increase.

The second quarter of the prior year included $3,296,000 from sales of consumer products which are no longer marketed by the Company.

Gross profit on product and technology revenues for the second quarter was $2,547,000 or 57% compared to $2,364,000 or 44% in the corresponding quarter of the prior year due primarily to increased sales of higher margin proprietary cosmeceutical products and increased manufacturing volume.

Operating expenses for the second quarter of 1997 decreased by $1,285,000 or 31% compared to the corresponding quarter in the prior year. This was due primarily to the decrease in selling, marketing and advertising expense by $1,438,000 to $949,000 which relates to the fact that the Company no longer directly markets consumer products, thus avoiding the associated advertising and variable selling expenses. Research and development expense decreased by $83,000 or 8% due mainly to a reallocation of resources as more products which incorporate the Company's technologies are being commercialized. This was partially offset by increased spending on clinical studies on Vitamin K and a new family of bioerodible polymers which are under review by potential partners.

General and administrative expense increased by $236,000 or 28% to $1,070,000 due mainly to certain non-recurring expenses incurred with outside consultants.

The operating loss for the second quarter of 1997 of $372,000 represented an improvement of $1,468,000 or 80% from the corresponding quarter of the prior year. This was primarily the result of the improvement in gross margins and the significant reduction in selling, marketing and advertising expense.

Interest income for the second quarter of 1997 increased slightly by $5,000 or 7% to $80,000 reflecting higher average cash balances. Interest expense decreased by $45,000 or 14% to $269,000 due mainly to principal repayments.

The net loss for the period of $632,000 represented an improvement of $1,426,000 or 69% over the corresponding period of the prior year.

Results of Operations for the Six Months Ended June 30, 1997 and 1996

Microsponge product and technology revenues for the six months ended June 30, 1997 increased by $4,540,000 or 129% to $8,047,000 compared to the corresponding quarter of the prior year. This increase was due mainly to the launches of new products incorporating the Company's proprietary technology which were licensed by three key marketing partners --Retin-A(R) Micro(TM) by Ortho Dermatological for which the Company received FDA marketing clearance in February 1997, ANEW(R) Retinol Recovery Complex PM Treatment which is marketed by Avon, Inc., and TxSystems(TM) AFIRM(TM) retinol formulation which is marketed by Medicis. Also included in revenues in the first half of 1997 was a milestone payment of $1,500,000, representing half of the $3,000,000 received from Ortho Dermatological on the FDA marketing clearance of Retin-A(R) Micro(TM). The remaining $1,500,000 was prepaid royalties which was recorded as deferred revenue.

The first half of 1996 included revenues of $7,000,000 relating to sales of consumer products which are no longer marketed by the Company.

Gross profit on product and technology revenues for the first six months of 1997 of $4,603,000 or 57% compared with $4,213,000 or 40% in the corresponding period of the prior year. This was due primarily to increased sales of higher margin proprietary cosmeceutical products and increased manufacturing volume.

Operating expenses for the first six months of 1997 decreased by $1,933,000 or 25%. This was due primarily to a reduction in selling, marketing and advertising expense of $2,301,000 or 52% to $2,123,000. This decrease was mainly due to the fact the Company licensed its consumer products to Lander Company in January 1997 and discontinued sales of in-licensed suncare products, thus avoiding the high cost of advertising and distributing consumer products.

Research and development expense decreased by $41,000 or 2% to $1,833,000. This was due mainly to a reallocation of resources as the Company's proprietary technologies are being increasingly commercialized and the fact that the year-ago period included FDA filing fees for Retin-A(R) Micro(TM) for which the Company received marketing clearance in February 1997. These decreases were partially offset by increased spending in the first six months of 1997 on clinical studies and patent protection for products which have been both newly licensed and internally developed.

General  and  administrative  expense  for the first half of 1997  increased  by
$409,000  or  27%  over  the  year-ago   period  due  mainly  to  a  variety  of
non-recurring outside services.

Interest income for the first six months of 1997 was $159,000, an increase of $46,000 or 40%, due mainly to higher average cash balances. Interest expense for the same period of $540,000 decreased by $73,000 or 12% due to principal repayments.

The net loss for the first six months of 1997 of $213,000 represented an improvement of $3,865,000 or 95% over the corresponding period of the prior year.

Capital Resources and Liquidity

Total assets as of June 30, 1997 were $21,039,000 compared with $18,444,000 at December 31, 1996, and working capital increased to $4,042,000 from $3,800,000. In the same period, cash and cash equivalents increased to $7,450,000 from $5,395,000. During the first six months, the Company's operating activities used $1,022,000 of cash. This principally related to an increase in inventory and receivables as a result of the launches of new products by corporate partners. The Company invested approximately $1,833,000 in product research and development and $2,123,000 in selling and marketing the Company's products and technologies.

The  Company  has  financed  its  operations,  including  product  research  and development, from amounts raised in debt and equity financings, the sale of Microsponge delivery systems, consumer products and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

In the first six months of 1997, upon receipt of marketing clearance from the FDA to market Retin-A Micro (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho McNeil Pharmaceutical of which one half was a milestone payment which was recognized as revenue in the first quarter of 1997 and half was prepaid royalties which was recorded as deferred revenue.

In  June  1997,   approximately  300,000  warrants  which  had  been  issued  in conjunction with a 1994 private placement were exercised. The Company received approximately $1,650,000 from the exercise of these warrants.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees and milestone payments, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

New Accounting Standards

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130) which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Earlier application is permitted. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the first quarter ending March 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which will be effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. In its consolidated financial statements for the year December 31, 1998, the Company will make the required disclosures.

PART II.

       Item 1. Legal Proceedings

                    None

       Item 4. Submission of Matters to a Vote of Security Holders

                    The Company's annual shareholder's meeting was held on June 18, 1997, at which the following proposals were approved:

                    Proposal I:  Election of the following Directors:

                                                      Votes           Votes
                                                       For           Withheld
                                                       ---           --------
                    John J. Meakem, Jr.             16,612,705       125,741
                      Chairman of the Board
                    Carl Ehmann                     16,619,306       119,140
                    Jorge Heller                    16,613,676       124,770
                    Peter Riepenhausen              16,615,306       123,140
                    Toby Rosenblatt                 16,613,946       124,500
                    Gregory Turnbull                16,616,356       122,090
                    Charles Anthony Wainwright      16,594,081       144,365
                    Dennis Winger                   16,620,006       110,040

                    Proposal II: To approve an amendment to the Company's 1992 Stock Option Plan to limit the number of shares with respect to which options may be granted to no more than 250,000 shares to any one participant in any one-year period.

                    Votes For    Votes Against    Abstentions & Broker Non Votes
                    ---------    -------------    ------------------------------
                    16,277,765      278,837                  181,844

                    Proposal III: To approve the Company's 1997 Employee Stock Purchase Plan covering 400,000 shares issuable under the Plan.

                    Votes For    Votes Against    Abstentions & Broker Non Votes
                    ---------    -------------    ------------------------------
                    14,383,855     2,174,142                 180,449

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




                                         ADVANCED POLYMER SYSTEMS, INC.





         Date: August 12, 1997           By: /s/ John J. Meakem, Jr.
              ----------------              ------------------------
                                                John J. Meakem, Jr.
                                                Chairman, President and
                                                Chief Executive Officer



         Date: August 12, 1997           By: /s/ Michael O'Connell
              ----------------              ----------------------
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