Form 10-Q
period 1997-09-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1997-11-12
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]            Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1997


[ ]        Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

          For the transition period from          to
                                         --------    --------

                    Commission file Number 0-16109


                    ADVANCED POLYMER SYSTEMS, INC.
                    ------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                       94-2875566
-------------------------------                ------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                      Identification No.)


               3696 Haven Avenue, Redwood City, CA  94063
               ------------------------------------------
                (Address of principal executive offices)

                           (650) 366-2626
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

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

At October 31, 1997, the number of outstanding shares of the Company's common stock, par value $.01, was 19,106,372.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 1997 and December 31, 1996

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

BALANCE SHEETS (UNAUDITED)
--------------------------

                                  September 30, 1997  December 31, 1996
                                  ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents             $ 8,543,868       $ 5,394,509
  Trade accounts receivable, net          3,165,362         1,666,148
  Inventory                               2,661,188         2,085,073
  Prepaid expenses and other                458,426           328,028
  Assets held for sale                           --         2,181,004
                                         ----------        ----------

   Total current assets                  14,828,844        11,654,762

Property and equipment, net               5,418,848         4,681,292
Deferred loan costs, net                    419,510           616,958
Prepaid license fees                        103,598           165,752
Intangible assets, including
 goodwill, net                            1,522,906         1,265,801
Other assets                                150,180            59,603
                                         ----------        ----------
                                        $22,443,886       $18,444,168
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $ 1,269,942       $ 1,543,143
  Accrued expenses                        2,157,326         1,456,512
  Accrued melanin purchase
   commitments                            1,800,000         1,800,000
  Accounts payable, Johnson & Johnson       271,140           814,509
  Deferred revenues                       2,250,000           750,000
  Current portion - long-term debt        2,496,655         1,490,779
                                         ----------        ----------
Total current liabilities                10,245,063         7,854,943

Long-term debt                            3,696,565         5,578,849
                                         ----------        ----------
Total liabilities                        13,941,628        13,433,792
                                         ----------        ----------
Shareholders' equity:
  Common stock and common stock
   warrants                              80,691,341        76,591,381
  Accumulated deficit                   (72,189,083)      (71,581,005)
                                         ----------        ----------
Total shareholders' equity                8,502,258         5,010,376
                                         ----------        ----------
                                        $22,443,886       $18,444,168
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------

                             Three Months Ended September 30,   Nine Months Ended September 30,
                             --------------------------------   ------------------------------
                                  1997          1996                1997            1996
                                 ------        ------              ------          ------

Microsponge product
 and technology revenues        $ 4,136,606   $ 2,174,089       $12,183,254      $ 5,680,354
Sales of consumer products               --     2,266,441                --        9,267,168
Milestone payment                        --            --         1,500,000               --
                                 ----------    ----------        ----------       ----------

Total revenues                    4,136,606     4,440,530        13,683,254       14,947,522

Cost of sales                     1,757,132     2,251,891         5,200,826        8,546,079

Operating expenses:
Research & development              915,361       990,300         2,748,652        2,864,099
Selling, marketing & advertising    873,450     2,346,638         2,996,331        6,770,953
General & administration            818,826       739,165         2,731,825        2,243,056
                                 ----------    ----------        ----------       ----------

Total operating expenses          2,607,637     4,076,103         8,476,808       11,878,108
                                 ----------    ----------        ----------       ----------

Operating (loss) income            (228,163)   (1,887,464)            5,620       (5,476,665)

Interest income                     100,579       141,612           260,106          255,580

Interest expense                   (260,705)     (320,086)         (800,959)        (933,112)

Other expense                        (6,978)      (23,820)          (72,845)         (12,915)
                                 ----------    ----------        ----------       ----------

Net loss                        $  (395,267)  $(2,089,758)      $  (608,078)     $(6,167,112)
                                 ==========    ==========        ==========       ==========

Loss per common share           $     (0.02)  $     (0.11)      $     (0.03)     $     (0.34)
                                 ==========    ==========        ==========       ==========

Weighted average common shares
 outstanding                     18,895,691    18,220,264        18,626,475       17,885,248
                                 ==========    ==========        ==========       ==========

See accompanying notes.

</TABLE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------


                                For the nine months ended September 30,
                                ---------------------------------------
                                            1997             1996
                                         ----------       ----------

Cash flows from operating activities:
Net loss                                $  (608,078)     $(6,167,112)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization            725,224        1,061,255
   Provision for obsolescence of
    inventory                               165,000               --
   Provision for deferred compensation      171,757               --
 Changes in operating assets and
  liabilities:
   Trade accounts receivable             (1,499,214)        (618,022)
   Inventory                               (741,115)       2,793,556
   Prepaid expenses and other              (115,398)          68,843
   Deferred loan costs                      197,448          198,078
   Other assets                            (490,577)          22,200
   Accounts payable and accrued expenses   (205,756)      (3,010,692)
   Deferred revenue                       1,500,000               --
                                          ---------        ---------
Net cash used in operating activities      (900,709)      (5,651,894)
                                          ---------        ---------
Cash flows from investing activities:
 Purchases of fixed assets               (1,257,731)        (561,647)
 Purchase of marketable securities       (1,596,617)        (512,513)
 Maturities and sales of marketable
  securities                              1,596,617          500,165
 Proceeds from assets held for sale       2,181,004               --
                                          ---------        ---------
Net cash provided from (used in)
 investing activities                       923,273         (573,995)
                                          ---------        ---------
Cash flows from financing activities:
 Proceeds from the exercise of common
  stock options and warrants              4,003,203        1,833,329
 Proceeds from note payable                      --        1,500,000
 Proceeds from long-term debt an
  warrants                                       --          731,270
 Repayment of long-term debt               (876,408)        (590,143)
  Proceeds from private placement,
  net of offering costs                          --        4,894,397
                                          ---------        ---------
Net cash provided from financing
 activities                               3,126,795        8,368,853
                                          ---------        ---------
Net increase in cash and cash
 equivalents                              3,149,359        2,142,964

Cash and cash equivalents, beginning
 of the period                            5,394,509        5,172,809
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 8,543,868      $ 7,315,773
                                          =========        =========

Supplemental disclosure of non-cash investing and financing transactions:

During the first quarter of 1996, the Company acquired all rights to the Polytrap(R) technology from Dow Corning Corporation in exchange for 200,000 shares of Common Stock valued at $1,200,000.
During the first quarter of 1996, the Company paid Biosource for the 1995 purchase commitment totalling $600,000 by issuing 94,000 shares of Common Stock.

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of September 30, 1997 and the results of their operations for the three and nine months ended September 30, 1997 and 1996, and their cash flows for the nine months ended September 30, 1997 and 1996.

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

(2)  Common Shares Outstanding and per Share Information
     ---------------------------------------------------

Common stock outstanding as of September 30, 1997 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1996                               18,359,744
Warrants exercised after December 31, 1996          593,380
Options exercised after December 31, 1996           148,498
                                                 ----------
Total shares                                     19,101,622
                                                 ==========

The number of shares used in calculating earnings per share was the weighted average number of shares of common stock outstanding. Common stock equivalents were not considered since they were anti-dilutive.

(3)  New Accounting Standards
     ------------------------

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

(4)  Milestone Payment
     -----------------

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

(5)  Inventory
     ---------

The major components of inventory are as follows:

                         September 30, 1997   December 31, 1996
                         ------------------   -----------------
Raw materials and work-
  in-process                 $1,021,207           $  604,852
Finished goods                1,639,981            1,480,221
                              ---------            ---------
Total inventory              $2,661,188           $2,085,073
                              =========            =========

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended September 30, 1997
-------------------------------------------------------------------
and 1996
--------

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

Microsponge product and technology revenues were $4,137,000 in the third quarter of 1997 compared to $2,174,000, an increase of $1,963,000 or 90% over the third quarter of the prior year. This was primarily attributable to increased shipments of Microsponge systems to manufacturers of personal care and cosmeceutical products, resulting from the launches of new products in the second quarter of 1997 by the Company's marketing partners. These included Retin-A(R)Micro(TM) by Ortho Dermatological for which the Company received FDA marketing clearance in February 1997, ANEW Retinol Recovery Complex PM Treatment which is marketed by Avon and TxSystems(TM) AFIRM retinol formulation and B-LIFT peel kits which are marketed by Medicis Pharmaceutical. The third quarter 1997 revenues also included up-front technology revenues and increased shipments to Procter and Gamble in preparation for the launch of their new adult wipes product, which will be marketed under the brand name Attends(R).

The third quarter of the prior year included sales of $2,266,000 from consumer products which are no longer directly marketed by the company.

Gross profit on product and technology revenues for the third quarter of 1997 was $2,379,000 or 58% compared to $2,189,000 or 49% in the corresponding period of the prior year. The increase is principally due to increased sales of higher margin proprietary cosmeceutical products.

Operating expenses for the third quarter of 1997 decreased by $1,468,000 or 36% compared to the same period of the prior year. Selling, marketing and advertising expense decreased by $1,473,000 or 63% principally due to the advertising and variable selling costs associated with consumer products which the company no longer directly markets. Research and development expense decreased by $75,000 or 8% due mainly to a reallocation of resources as more products which incorporate the Company's technologies are being commercialized.

General and administrative expenses increased by $80,000 or 11% due mainly to a variety of outside services.

The 1997 third quarter operating loss of $228,000 represented an improvement of $1,659,000 or 88% from the corresponding quarter of the prior year. This was primarily the result of the improvement in gross margins and the significant reduction in selling, marketing and advertising expense.

Interest expense, net decreased by $18,000 or 10% compared to the same period of the prior year due mainly to principal debt repayments.

The net loss for the period of $395,000 represented an improvement of $1,694,000 over the corresponding period of the prior year.

Results of Operations for the Nine Months Ended September 30, 1997
------------------------------------------------------------------
and 1996
--------

Microsponge product and technology revenues for the nine months ended September 30, 1997 increased by $6,503,000 or 114% to $12,183,000 compared to the corresponding period of the prior year. This increase was due mainly to up-front technology revenues received from certain corporate partners and increased shipments of Microsponge systems due to the launches of new products incorporating the Company's proprietary technology which were licensed by three key marketing partners -- Retin-A(R) Micro(TM) by Ortho Dermatological for which the Company received FDA marketing clearance in February 1997, ANEW(R) Retinol Recovery Complex PM Treatment which is marketed by Avon, Inc., and TxSystems(TM) AFIRM(TM) retinol formulation and B-LIFT peel kits which are marketed by Medicis Pharmaceutical. Also included in revenues in the first nine months of 1997 was a milestone payment of $1,500,000, representing half of the $3,000,000 received from Ortho Dermatological on the FDA marketing clearance of Retin-A(R) Micro(TM). The remaining $1,500,000 was prepaid royalties which was recorded as deferred revenue.

The first nine months of 1996 included revenues of $9,267,000 relating to sales of consumer products which are no longer marketed by the Company.

Gross profit on product and technology revenues for the first nine months of 1997 was $6,982,000 or 57% compared with $6,401,000 or 43%
in the corresponding period of the prior year. This was due primarily to increased sales of higher margin proprietary cosmeceutical products, up-front technology revenues, and increased manufacturing volume.

Operating expenses for the first nine months of 1997 decreased by $3,401,000 or 29%. This was due primarily to a reduction in selling, marketing and advertising expense of $3,775,000 or 56% to $2,996,000. This decrease was mainly due to the fact the Company licensed its consumer products to Lander Company in January 1997 and discontinued sales of in-licensed suncare products, thus avoiding the high cost of advertising and distributing consumer products.

Research and development expense decreased by $115,000 or 4% to $2,749,000. This was due mainly to a reallocation of resources as the Company's proprietary technologies are being increasingly commercialized and the fact that the year-ago period included FDA filing fees for Retin-A(R) Micro(TM) for which the Company received marketing clearance in February 1997. These decreases were partially offset by increased spending in the first nine months of 1997 on clinical studies and patent protection for products which have been both newly licensed and internally developed.

General and administrative expense for the first nine months of 1997 increased by $489,000 or 22% over the year-ago period due mainly to a variety of outside services.

Interest income for the first nine months of 1997 was essentially flat compared to the corresponding period of the prior year. Interest expense for the same period of $801,000 decreased by $132,000 or 14% due to principal repayments.

The net loss for the first nine months of 1997 of $608,000 represented an improvement of $5,559,000 or 90% over the corresponding period of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 1997 were $22,444,000 compared with $18,444,000 at December 31, 1996, and working capital increased to $4,584,000 from $3,800,000. In the same period, cash and cash equivalents increased to $8,544,000 from $5,395,000. During the first nine months, the Company's operating activities used $901,000 of cash. This principally related to an increase in inventory and receivables as a result of the launches of new products by corporate partners.
The Company invested approximately $2,749,000 in product research and development and $2,996,000 in selling and marketing the Company's products and technologies.

Capital expenditures for the nine months ended September 30, 1997 totaled $1,258,000 compared to $562,000 in the same period of the prior year. The increase in capital expenditures is mainly due to capital projects that will increase capacity in the Company's manufacturing facility in Lafayette, Louisiana, which is necessary in order to meet anticipated higher volume requirements. This plant expansion project is expected to be completed by July, 1998.

The Company has financed its operations, including product research and development, from amounts raised in debt and equity financings, the sale of Microsponge delivery systems, consumer products and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

In February of 1997, upon receipt of marketing clearance from the FDA to market Retin-A Micro (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho McNeil Pharmaceutical of which one half was a milestone payment which was recognized as revenue in the first quarter of 1997 and half was prepaid royalties which was recorded as deferred revenue.

During the first nine months of 1997, approximately 593,000 warrants which had been issued in conjunction with a 1994 private placement were exercised. The Company received approximately $3,300,000 from the exercise of these warrants.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees and milestone payments, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

New Accounting Standards
------------------------

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

PART II. OTHER INFOMRATION
         -----------------

ITEM 1.  Legal Proceedings
         -----------------

         None


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the 9 months ended September 30, 1997.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: November  12, 1997        By:  /s/ John J. Meakem, Jr.
     -------------------             -------------------------------
                                     John J. Meakem, Jr.
                                     Chairman, President and
                                     Chief Executive Officer



Date: November  12, 1997        By:  /s/ Michael O'Connell
     -------------------             -------------------------------
                                     Michael O'Connell
                                     Executive Vice President,
                                     Chief Administrative Officer and
                                     Chief Financial Officer

                             EXHIBIT INDEX

                               Form 10-Q


EXHIBIT         DESCRIPTION

  27            Financial Data Schedule