Form 10-K
period 1997-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1998-03-30
CIK 818033

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from             to
                                    ----------      ----------

                     Commission File Number  0-16109


                      ADVANCED POLYMER SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)

      Delaware                                       94-2875566
-------------------------------              -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)               Identification  Number)


123 Saginaw Drive, Redwood City, California                    94063
-------------------------------------------                ---------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (650) 366-2626
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
                                                    Yes [X]  No [  ]
                                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K.                                                               [X]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 1998, was $91,391,637.
(1)

As of February 28, 1998, 19,465,009 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 6,292,389 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 28, 1998. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

Definitive Proxy Statement to be used
 in connection with the Annual Meeting
 of Stockholders.                           III

                       TABLE OF CONTENTS

                             PART I

ITEM  1.  Business

ITEM  2.  Properties

ITEM  3.  Legal Proceedings

ITEM  4.  Submission of Matters to a Vote of Security Holders


                             PART II

ITEM  5.  Market for the Registrant's Common Equity and Related
          Shareholder Matters

ITEM  6.  Selected Financial Data

ITEM  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM  8.  Financial Statements and Supplementary Data

ITEM  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure


                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions


                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          Signatures

PART I

Item 1.  BUSINESS

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

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

THE COMPANY
-----------

Advanced Polymer Systems, Inc. and subsidiaries ("APS" or the "Company") is using its patented Microsponge(R) delivery systems and related proprietary technologies to enhance the safety, effectiveness and aesthetic quality of topical prescription, over-the-counter ("OTC") and personal care products. The Company is currently manufacturing and selling Microsponge systems for use by corporate customers in almost 100 different skin care products sold worldwide. APS holds 190 issued U.S. and foreign patents on its technology and has over 69 other patent applications pending.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987.

Products under development or in the marketplace utilize the Company's Microsponge systems in three primary ways: 1) as reservoirs releasing active ingredients over an extended period of time, 2) as receptacles for absorbing undesirable substances, such as excess skin oils, or 3) as closed containers holding ingredients away from the skin for therapeutic action. The resulting benefits include extended efficacy, reduced skin irritation, cosmetic elegance, formulation flexibility and improved product stability.

In February 1997, the Company received Food and Drug Administration ("FDA") approval for the first ethical pharmaceutical product based on its patented Microsponge technology Retin A(R)-Micro(TM) which has been licensed to Ortho-McNeil Pharmaceutical Corporation, a member of the Johnson & Johnson ("J&J") family of companies. This product was launched in March 1997. In September 1994, the Company submitted a New Drug Application ("NDA") for a melanin-Microsponge sunscreen. The NDA was found to be non-approvable pending additional information the Company is generating.

APS has established several alliances with multinational corporations including J&J, Avon and Rhone-Poulenc Rorer for products which incorporate Microsponge systems. The alliance partners receive certain marketing rights to the products developed. In return, APS typically receives an initial cash infusion in the form of license fees, future payments contingent on the achievement of certain milestones, revenues from the manufacture of Microsponge systems, and royalty payments based on third party product sales or a share of partner revenues. For products requiring FDA approval, these alliances provide for the partners to pay the costs of product development, clinical testing, regulatory approval and commercialization. J&J and Rhone-Poulenc Rorer also have made equity investments in the Company. APS and Dow Corning Corporation formed a joint venture alliance in 1992 to develop and commercialize Polytrap(R) and Microsponge systems for use in the manufacture of cosmetics and personal care products. In the first quarter of 1996, APS acquired all rights to the Polytrap technology from Dow Corning in exchange for 200,000 shares of APS common stock.

Effective January 1997, the Company licensed certain of its consumer products to Lander Company in the United States and Canada in return for guaranteed minimum royalties, revenues from the sale of Microsponge systems and research and development funding for new consumer products. Lander is responsible for all aspects of commercialization including selling, marketing, manufacturing, distribution and customer service.

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

APS TECHNOLOGY
--------------

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

Polytrap Systems. In January 1996, the Company signed a definitive agreement with Dow Corning Corporation, one of the world's largest suppliers of ingredients used in cosmetics and personal care products, to acquire full rights to Dow Corning's Polytrap technology and full responsibility for the continuing commercialization of Polytrap systems in exchange for 200,000 shares of APS common stock. Polytrap systems are designed to: 1) absorb skin oils and eliminate shine, 2) provide a smooth and silky feel to product formulation, 3) entrap and deliver various ingredients in personal care products and 4) convert liquids into powders.

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

Colon-specific Systems. A Microsponge system offers the potential to hold active ingredients in a protected environment and provide controlled delivery of oral medication to the lower gastrointestinal ("GI") tract. This approach, if successful, should open up entirely new opportunities for APS.

Bioerodible Systems. The Company is also developing systems based on new bioerodible polymers for the delivery of small and large molecule drugs, including proteins and peptides, which, if successful, should open up new fields of opportunity in systemic drug delivery arenas.

PRODUCTS
--------

APS is focusing its efforts primarily on the ethical dermatology, OTC skin care and personal care markets in which Microsponge and Polytrap systems can provide substantial advantages. Certain additional applications for the Company's technology are also under development, as noted below.

Ethical Dermatology
-------------------

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

The Company filed its NDA in September 1994 for marketing clearance. Since it involves an entirely new ethical pharmaceutical ingredient and application, the regulatory review process is lengthier and more complex. The NDA was found to be non-approvable pending additional information which the Company is generating. There can be no assurance that U.S. FDA approval will be received. The Company has, however, begun to commercialize melanin-Microsponge systems through strategic partners in Europe and South America, where regulatory approval is not required for the sale of sunscreen products. If approval is received in the U.S., the Company plans to market this product through a strategic partner.

5-Fluorouracil. Another ethical dermatology product candidate, Microsponge-entrapped 5-Fluorouracil ("5-FU"), was the subject of an Investigational New Drug ("IND") filing in early 1995. 5-FU is an effective chemotherapeutic agent for treating actinic keratosis, a pre-cancerous, hardened-skin condition caused by excessive exposure to sunlight. However, patient compliance with the treatment regimen is poor, due to significant, adverse side effects. Through a joint agreement with Rhone-Poulenc Rorer, the Company is developing a Microsponge-enhanced topical formulation that potentially offers a less irritating solution for treating actinic keratosis. Phase III clinical studies have been initiated.

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

Cosmeceutical Products
----------------------

Retinol. Retinol is a highly pure form of Vitamin A which has demonstrated a remarkable ability for maintaining the skin's youthful appearance. However, it has been available only on a limited basis because it becomes unstable when mixed with other ingredients. APS has been able to stabilize retinol in a formulation which is cosmetically elegant and which has a low potential for skin irritation. The Company has executed agreements with five companies, each of which has marketing strength in a particular channel of distribution. The channels for which the Company has licensed retinol are direct marketing (Avon), dermatologists (Medicis), salons and spas (Sothys), plastic surgery (BioMedic), and prestige (La Prairie). The Company retains full rights to alternate channels of distribution, including department stores and other mass merchandisers. Additionally, the Company formed an alliance with R.P. Scherer to develop and commercialize unit-dose skin care treatments for aging skin, combining retinol and/or Vitamin C.

In May 1997, the Company entered into an agreement under which it licensed exclusive rights to broad-based patents covering the topical use of Vitamin K. Potential applications include bruises from surgery or traumatic injury, spider veins, age-related purpura, rosacea and a variety of other cosmetic dermatological conditions. Subsequently, the Company licensed rights to commercialize Vitamin K to Avon in the direct-to-consumer channel, to BioMedic for recommendation by plastic surgeons and to Medicis for recommendation by dermatologists in the U.S. Again, the Company retains full rights to alternate channels of distribution.

Personal Care and OTC Products
------------------------------

APS technologies are ideal for skin and personal care products. They can retain several times their weight in liquids, respond to a variety of release stimuli, and absorb large amounts of excess skin oil, all while retaining an elegant feel on the skin's surface. In fact, APS technologies are currently employed in almost 100 products sold by major cosmetic and toiletry companies worldwide. Among these products are skin cleansers, conditioners, oil control lotions, moisturizers, deodorants, razors, lipsticks, makeup, powders, and eye shadows.

Entrapping cosmetic ingredients in APS' proprietary Microsponge delivery systems offers several advantages, including improved physical and chemical stability, greater available concentrations, controlled release of the active ingredients, reduced skin irritation and sensitization, and unique tactile qualities.

Other Product Applications
--------------------------

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

APS believes its Analytical Standards technology has much broader application than testing the turbidity of water. The Company has begun to develop standards for industrial use for the calibration of spectrophotometers and colorimeters.

MANUFACTURING
-------------

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

The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge systems and related technologies. The Company initiated a plant expansion project during 1997 in anticipation of higher volume requirements. This is expected to be completed during 1998. APS also has established relationships with contract manufacturers which provide second-source production capabilities. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' capital resources to other areas, such as product development and marketing. All products are manufactured according to CGMP. In addition, APS has a process development pilot plant in its Louisiana facility.

MARKETING
---------

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

The Company's key relationships are set forth below:

Johnson & Johnson Inc. In May 1992, APS and Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, entered into a licensing agreement related to tretinoin-based products incorporating APS' Microsponge technology. As part of the agreement, in 1992, license fees of $6,000,000 were paid to APS. In addition, J&J purchased 723,006 shares of newly issued APS common stock for $8,000,000. In 1994, J&J purchased 1,000,000 additional shares of newly issued common stock for $5,000,000. J&J also received 200,000 warrants that expired in 1996. The number of shares issued to J&J was increased by 432,101 pursuant to an agreed upon formula tied to the trading price of APS stock prior to January 1996. In March 1998, J&J announced that it had divested its initial investment of 723,006 shares of the Company's stock as part of a rebalancing of its investment portfolio. The license fee provides Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APS Microsponge system. Ortho's exclusivity will continue as long as certain annual minimum payments are made. In addition, Ortho will pay license fees and milestone payments over time to APS. APS also receives royalty payments on net product sales worldwide.

In February 1997, APS received FDA approval for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product is being marketed by Ortho Dermatological beginning March 1997 as Retin-A(R) Micro
(TM). APS received a payment of $3,000,000 from Ortho upon receipt of the approval, of which half is a milestone payment which was recognized as revenue in 1997 and half is prepaid royalties which was recorded as deferred revenues.

Rhone-Poulenc Rorer. In March 1992, APS and Rhone-Poulenc Rorer ("RPR") restructured their 1989 joint venture agreement to give APS more freedom in developing products. Under the new terms, APS regained from RPR worldwide marketing rights to products in the prescription dermatology field, including the melanin-based sunscreen product in which RPR had invested approximately $4,000,000 in development costs. APS also gained ownership of a partially-completed manufacturing facility in Vacaville, California, which the Company sold in December 1995. Also under the new terms, RPR invested $2,000,000 in cash in APS and relieved APS of the obligation to repay a $1,500,000 advance. In return, RPR received 705,041 shares of APS stock and maintains a minority share in the potential net profits of the melanin-based sunscreen product. Furthermore, RPR has agreed to continue funding the exploration and development of certain dermatology applications of APS' technology in which APS shares marketing rights. Product applications include a 5-FU treatment for pre-cancerous actinic keratosis. In 1995, RPR filed an IND application to begin human clinical testing of 5-FU. Phase III clinical trials have commenced.

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

Lander Company. In March 1996, the Company formed a collaboration with Lander Company, Inc. to develop and provide premium quality, store-brand personal care products based on the Company's patented delivery system technology. Under terms of the agreement, the Company received a $3 million equity investment and license fees and will receive additional royalties on product sales and research and development funding for new consumer products. APS and Lander will collaborate on product formulations and marketing preparations and Lander will be responsible for sales, manufacturing and distribution to retailers.

Effective January 1997, APS established a new strategic alliance with Lander under which Lander was granted full marketing rights in the United States and Canada to Microsponge-based Exact(R) acne medications, Take-Off(R) facial cleansers, Everystep(R) Foot Powder, as well as in-licensed consumer products. Under terms of the agreement, Lander is responsible for all aspects of commercialization including selling, marketing, manufacturing, distribution and customer service. APS receives guaranteed minimum royalties, revenues from the sale of Microsponge systems and research and development funding for new branded consumer products.

Avon. In August 1996, APS signed a license and supply agreement with Avon under which APS is providing Avon with a formulation incorporating Microsponge delivery systems and retinol, an ingredient developed to improve the appearance of aging skin. Under terms of the agreement, APS received upfront licensing fees and will receive manufacturing revenues on supply of product. In January 1998, the Company announced that it had signed a new agreement with Avon, substantially expanding Avon's access to Microsponge systems technology. The expanded agreement provides Avon with exclusive worldwide rights in Avon's channel of distribution to additional cosmetic products utilizing the Company's technology. In order for Avon to maintain exclusivity the Company will receive annual royalties on worldwide sales and research and development funding. Jointly developed products can be marketed independently by the Company.

Medicis. In October 1996, APS entered into an agreement with Medicis Pharmaceutical Corporation for the commercialization of certain dermatology products. Medicis will initially be responsible for marketing two newly developed APS products in the United States. In return, APS received licensing fees and a share of revenues, with guaranteed minimums. In November 1997, the Company licensed Vitamin K to Medicis for sale in the U.S. to dermatologists. In return, the Company received an additional fee and will share revenues on product sales.

Procter & Gamble. In the first quarter of 1992, Scott Paper Company began the regional U.S. launch of Baby Fresh with Ultra Guard baby wipes. Ultra Guard is Scott's trademark for an APS Microsponge system that contains dimethicone to help protect a baby's skin from diaper rash. In the first quarter of 1996, Kimberly-Clark completed its acquisition of Scott Paper Company. One of the conditions of the acquisition imposed by the Federal Trade Commission was that Kimberly-Clark divest the acquired baby wipe business. Procter & Gamble bought the baby wipe business in 1996 and now markets the product under the Pampers brand name. In July 1997, Procter & Gamble expanded its agreement with the Company to include adult wipe. These have been launched under the Attends(R) name to healthcare institutions.

Pharmacia and Upjohn. In January 1998, the Company announced an agreement with Pharmacia and Upjohn to develop and commercialize a new product for a major global category. Advanced Polymer's Microsponge system technology will be utilized to deliver a proprietary Pharmacia and Upjohn therapeutic agent topically.

GOVERNMENT REGULATION
---------------------

Ethical Products
----------------

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

APS' facilities, utilized to manufacture pharmaceutical raw materials, are subject to periodic governmental inspections. If violations of applicable regulations are noted during these inspections, significant problems may arise affecting the continued marketing of any products manufactured by the Company.

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

Personal Care Products
----------------------

Under current regulations, the market introduction of non-medicated cosmetics, toiletries and skin care products does not require prior formal registration or approval by the FDA or regulatory agencies in foreign countries, although this situation could change in the future. The cosmetics industry has established self-regulating procedures and the Company, like most companies, performs its own toxicity and consumer tests.

PATENTS AND TRADE SECRETS
-------------------------

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APS has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company received U.S. patent protection for its basic Microsponge system in 1987 and now has a total of 41 issued U.S. patents and an additional 149 issued foreign patents. The Company has over 69 pending patent applications worldwide.

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

COMPETITION
-----------

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

The most closely related systems are microcapsules and microspheres. Microcapsules are spherical particles containing an active agent in the core, surrounded by a polymeric membrane. Mircospheres are spherical particles containing the active agent dispersed in a polymeric matrix.
The major distinguishing feature between Microsponge and Polytrap systems and microcapsules, or microspheres is that the structure of Microsponge and Polytrap systems is highly porous, while microspheres or microcapsules are solid particles with no internal voids.

Thus, while one type of Microsponge system can be used to entrap a variety of active agents and release these at desired rates by vehicle changes, different active agents and different release profiles can only be achieved with microcapsules or microspheres by a complete change in polymer and fabrication methods.

HUMAN RESOURCES
---------------

As of March 5, 1998, the Company had 94 full-time employees, 4 of whom hold PhDs. There were 30 employees engaged in research and development and quality control, 36 in manufacturing and production activities and 28 working in customer service, finance, marketing, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.


Item 2.  PROPERTIES

The Company occupied 23,040 square feet of laboratory, office and warehouse space in Redwood City, California as of December 31, 1997 and currently occupies 2,800 square feet of office space in Greenwich, Connecticut. Subsequent to year end, the Company relocated its Redwood City operations to a 26,067 square-foot facility in the same city. The annual rent expense for such facility is expected to be approximately $642,000. The annual rent expense for the Greenwich office is approximately $76,000.

The Company occupies a production facility and warehouse in Lafayette, Louisiana, with a current annual capacity, depending upon the application, to produce 1,000,000 to 3,000,000 pounds of entrapped materials. The existing plant, with contiguous acreage, has been designed to allow significant expansion. The construction of the facility in 1986 was financed primarily by 15-year tax-exempt industrial development bonds. In 1990, the bonds were refinanced. The maturity date of the bonds occurs in installments beginning June 30, 1993, and ending December 31, 2000. The bonds bear a fixed interest rate of 10%. In 1995, the Company extinguished the bond liability through an "insubstance defeasance" transaction by placing U.S. government securities in an irrevocable trust to fund all future interest and principal payments. In 1995 the Company sold certain assets and subsequently leased them back for a certain fixed monthly rent over a period of forty-eight months. The Company reported this transaction as a financing transaction.

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


Item 3.  LEGAL PROCEEDINGS

In November, 1997 Biosource Technologies, Inc. ("Biosource") filed a complaint against the Company in the San Mateo Superior Court. Biosource claims damages from the Company of an amount not less than $1,050,000, on the grounds that the Company has failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin. Biosource also claims interest on that sum and costs.

The Company has denied liability, basing its defense on the assertion that obligations under the contract have been suspended, because the expected FDA approval of the Company's melanin based product has not yet been forthcoming. The Company is vigorously defending the action, and has cross claimed for rescission of the contract and restitution of money paid thereunder, and for a declaratory judgment that it is not indebted to Biosource.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at December 31, 1997.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Shares of the Company's common stock trade on the Nasdaq National Market, under the symbol APOS. As of February 28, 1998, there were 570 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


1997             High      Low      1996               High     Low
----------------------------------------------------------------------
First Quarter   10 3/8     7 3/8    First Quarter      9 1/4    5 1/4
Second Quarter   8 1/2     6 7/8    Second Quarter    11 1/4    7 7/8
Third Quarter    8 5/8     6 7/8    Third Quarter      9 5/8    5 7/8
Fourth Quarter   8 3/4     6        Fourth Quarter     8 7/8    6 3/4


Item 6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31                        1997      1996      1995      1994      1993
--------------------------------------------------------------------------------
Statements of Operations
------------------------
Product and technology revenues  $16,833     8,197     6,254     7,260   10,266
Consumer products                      -    10,468     9,104     8,624    8,916
Milestone payments                 1,500         -       750         -      750
Research and development, net      3,740     3,506     4,139     6,334    7,343
Selling, marketing and
  advertising                      3,806     8,455     6,560     5,669    6,237
General and administrative         3,552     2,984     3,082     2,844    2,988
Loss on purchase commitment,
  including related inventory         --     1,400       600       685      950
Net loss                            (683)   (9,378)   (9,359)   (9,759)  (9,877)

Basic and diluted
  loss per common share            (0.04)    (0.52)    (0.57)    (0.65)   (0.73)
Weighted average common
  shares outstanding              18,779    17,987    16,459    15,018   13,527


Balance Sheets
--------------

Working capital                  $ 4,357     3,800     4,976     5,641     4,555
Total assets                      24,180    18,444    23,082    23,508    24,378
Long-term debt, excluding
  current portion                  3,055     5,579     6,355       979     3,355
Shareholders' equity              10,241     5,010     5,233    11,786    10,501


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(Dollar amounts are rounded to nearest thousand)

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------

                              For the Years Ended December 31,  Annual % Change
                              --------------------------------  ---------------
                                 1997      1996      1995       97/96    96/95
                                ------    ------    ------      -----    -----
Product and technology
  revenues                     $16,833     8,197     6,254       105%      31%
Consumer products                   --    10,468     9,104      (100%)     15%
Milestone payment                1,500        --       750       N/A     (100%)
                                ------    ------    ------      -----    -----
  Total revenues                18,333    18,665    16,108        (2%)     16%

Cost of sales                    7,164    10,772    11,047       (33%)     (2%)
Research and development, net    3,740     3,506     4,139         7%     (15%)
Selling and marketing            3,806     5,405     4,756       (30%)     14%
Advertising and promotion           --     3,050     1,805      (100%)     69%
General and administrative       3,552     2,984     3,082        19%      (3%)
Loss on purchase commitments,
  Including related inventory       --     1,400       600      (100%)    133%

                                    1997        1996        1995
                                    ----        ----        ----
Expenses expressed as a percentage
  of total revenues excluding
  milestone payment:
Cost of sales                        43%         58%         72%
Research and development, net        22%         19%         27%
Selling and marketing                23%         29%         31%
Advertising and promotion            --          16%         12%
General and administrative           21%         16%         20%
Loss on purchase commitments,
  including related inventory        --           8%          4%

Results of Operations for the years ended December 31, 1997 and 1996
--------------------------------------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, development of new products, establishment of new corporate alliances, progress in research and development programs and other risks described below or identified from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) delivery systems for use by customers in almost 100 different skin care products. Under strategic alliance arrangements entered into with certain corporations, APS can receive an initial license fee, future milestone payments, royalties based on third party product sales or a share of partners' revenues, and revenues from the supply of Microsponge and Polytrap systems.

These strategic alliances are intended to provide the Company with the marketing expertise and/or financial strength of other companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate acceptable collaborative agreements in the future.

Product and technology revenues for 1997 totalled $16,833,000, an increase of $8,636,000 or 105% over the prior year.

This increase resulted primarily from the launches of a variety of new products incorporating the Microsponge(R) system technology by the Company's marketing partners and technology revenues received from certain corporate partners. These product launches included Retin-A(R) Micro(TM) by Ortho Dermatological, Anew Retinol Recovery Complex PM Treatment which is marketed by Avon, and TxSystems(TM) AFIRM retinol formulation and Beta Lift peel kits which are marketed by Medicis Pharmaceutical.

Total revenues for 1997 of $18,333,000 also included recognition of $1,500,000 as a portion of a milestone payment received from J&J upon receipt of marketing clearance from the FDA for Retin-A Micro in February 1997.

Total revenues of $18,665,000 for 1996 included $10,468,000 from sales of consumer products most of which were licensed out to Lander Company effective January 1, 1997.

Gross profit on total revenues excluding milestone payment for 1997 was $9,669,000, an increase of $1,776,000 over the prior year. Expressed as a percentage of total revenues excluding milestone payment, gross profit increased from 42% to 57% due to increased sales of higher margin proprietary cosmeceutical products, technology revenues and increased manufacturing volume.

Operating expenses for 1997 of $11,098,000 represented a decrease of $5,247,000 or 32% from the prior year total of $16,345,000. Operating expenses for the prior year included a loss on purchase commitment for the purchase of melanin for $1,400,000.

Selling and marketing expense decreased by $1,599,000 or 30% from the year-ago period to $3,806,000 in 1997. This substantial decrease was due primarily to the execution of the Company's strategic plan whereby it is no longer responsible for the direct selling, advertising and distribution of consumer products. Effective January 1, 1997, the Company out-licensed most of its consumer products to Lander Company in return for a royalty stream. This also resulted in the elimination of spending on advertising and promotion of products which had been $3,050,000 in the prior year.

Research and development expenses increased by $234,000 or 7% to $3,740,000 in 1997 as the Company continued to invest in the expansion of its technology base.

General and administrative expense increased by $568,000 or 19% to $3,552,000 in 1997 due mainly to increased spending on a variety of outside services.

Interest income increased by $47,000 or 15% to $370,000 due to higher average cash balances. Interest expense decreased by $171,000 or 14% to $1,053,000 due mainly to scheduled principal repayments during the year.

The net loss for the year of $683,000 represented a decrease of 93% or $8,695,000 from the year-ago loss of $9,378,000.

Results of Operations for the years ended December 31, 1996 and 1995
--------------------------------------------------------------------

Product and technology revenues for 1996 totalled $8,197,000, an increase of $1,943,000 or 31% over the prior year. This increase was due primarily to increased shipments of Microsponge systems to manufacturers of cosmetics and personal care products and up-front fees received from corporate partners and licensees.

Sales of consumer products increased by $1,364,000 or 15% to $10,468,000 in 1996. Most of these products were licensed to Lander Company effective January 1, 1997 in return for a royalty stream, as part of the Company's strategy to no longer be responsible for the direct marketing of its products.

Revenues for 1995 also included a milestone payment of $750,000 received from J&J on the filing of the NDA for Retin-A Micro.

Total revenues for 1996 of $18,665,000 represented an increase of $2,557,000 or 16% over the prior year.

Gross profit on total revenues excluding milestone payment totalled $7,893,000, compared to $4,311,000 in the prior year, due mainly to increased up-front fees received from corporate partners and increased manufacturing efficiencies.

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

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 1997 increased to $24,180,000 compared with $18,444,000 at December 31, 1996. Working capital increased to $4,357,000 from $3,800,000 for the same period and cash and cash equivalents also increased to $8,672,000 from $5,395,000. For the year ended December 31, 1997, the Company's operating activities used $30,000 of cash compared to $6,117,000 in the prior year. This was primarily due to the significant reduction in operating losses compared to the prior year as the Company's marketing partners launched several new products incorporating Microsponge systems during 1997. In addition, the Company no longer bore the high cost of marketing and distributing products directly to consumers. The Company invested approximately $3,740,000 in product research and development and $3,806,000 in selling and marketing the Company's products and technologies.

Capital expenditures for the year ended December 31, 1997 totalled $2,800,000 compared to $720,000 in the prior year. The increase was due primarily to plant expansion projects at the Company's manufacturing facility in Lafayette, Louisiana which are necessary to meet anticipated higher volume requirements. This stage of the plant expansion is expected to be completed during 1998.

The Company has financed its operations, including product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products, payments received under licensing agreements, and interest earned on short-term investments.

In February 1997, upon receipt of marketing clearance from the FDA to market Retin-A Micro for the treatment of acne, APS received $3,000,000 from Ortho McNeil Pharmaceutical of which one half was prepaid royalties which was recorded as deferred revenue. The Company also received $2,181,000 from Lander Company in the first half of 1997 as payment for assets held for sale pursuant to the agreement between the two companies.

During 1997, the company received approximately $4,951,000 from the exercise of approximately 925,000 warrants to purchase common stock which had been issued in conjunction with a 1994 private placement.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees and milestone payments, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.


Year 2000
---------

The Company is reviewing its internal computer systems to ensure that these systems and offerings are adequate to address the issues expected to arise in connection with the Year 2000. The required systems and programming changes will be implemented on an enterprise-wide basis. The Company is currently reviewing the costs of such actions that are required to address the Year 2000. A significant proportion of the costs is not expected to be incremental in that they will represent redeployment of company resources that currently exist.

The Company expects that the required modifications to its systems will be made on a timely basis. The Company also expects that, with modifications to existing hardware and software or converting to new software, the Year 2000 will not pose significant operational problems for the Company's systems. There can be no assurance, however, that there will not be a delay in or increased costs associated with the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

The Company has not fully determined the extent to which the Company's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant. While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies with which the Company deals or on which the Company's systems rely will be converted in a timely manner.


New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the first quarter ending March 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" ("SFAS 131") which is effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. In its consolidated financial statements for the year ending December 31, 1998, the Company will make the required disclosures.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
---------------------------

                                                December 31,
                                         -------------------------
                                            1997           1996
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  8,672,021      5,394,509
 Accounts receivable less allowance
  for doubtful accounts of $57,453 and
  $47,527 at December 31, 1997 and 1996,
  respectively                             3,388,665      1,666,148
 Accrued interest receivable                  13,606          3,963
 Inventory                                 2,639,129      2,085,073
 Prepaid expenses and other                  527,545        324,065
 Assets held for sale                              -      2,181,004
                                          ----------     ----------
  Total current assets                    15,240,966     11,654,762

Property and equipment, net                6,771,173      4,681,292
Deferred loan costs, net                     353,693        616,958
Prepaid license fees, net                     82,880        165,752
Goodwill and other intangibles, net of
 accumulated amortization of $1,102,480
 and $914,221 at December 31, 1997 and
 1996, respectively                        1,477,542      1,265,801
Other long-term assets                       254,180         59,603
                                          ----------     ----------
Total Assets                            $ 24,180,434     18,444,168
                                          ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                          1,529,189      1,543,143
 Accounts payable, Johnson & Johnson         107,000        814,509
 Accrued expenses                          2,832,299      1,456,512
 Accrued melanin purchase commitments      1,800,000      1,800,000
 Current portion - long-term debt          2,523,389      1,490,779
 Deferred revenue                          2,091,869        750,000
                                          ----------     ----------
    Total current liabilities             10,883,746      7,854,943

Long-term debt                             3,055,460      5,578,849
                                          ----------     ----------
Total Liabilities                         13,939,206     13,433,792

Commitments and Contingencies

Shareholders' Equity
 Preferred stock, authorized 2,500,000
  shares; none issued or outstanding at
  December 31, 1997 and 1996                      --             --
 Common stock, $.01 par value,
  authorized 50,000,000 shares; issued
  and outstanding 19,464,821 and
  18,359,744 at December 31, 1997 and
  1996, respectively                         194,648        183,597
Warrants, issued and outstanding:
  506,816 at December 31, 1997 and
  1,431,974 at December 31, 1996             983,192      2,457,692
 Additional paid-in capital               81,327,554     73,950,092
 Accumulated deficit                     (72,264,166)   (71,581,005)
                                          ----------     ----------
Total Shareholders' Equity                10,241,228      5,010,376
Total Liabilities and Shareholders'
 Equity                                 $ 24,180,434     18,444,168
                                          ==========     ==========

See accompanying notes.

Consolidated Statements of Operations
-------------------------------------

                                         For the Years Ended December 31,
                                         --------------------------------
                                          1997          1996          1995
                                          ----          ----          ----
Revenues:
 Product and technology revenues     $16,832,659     8,197,395     6,253,831
 Consumer products                             -    10,467,512     9,104,365
 Milestone payments                    1,500,000             -       750,000
                                      ----------    ----------    ----------
   Total revenues                     18,332,659    18,664,907    16,108,196

Expenses
 Cost of sales                         7,164,120    10,771,766    11,047,399
 Research and development, net         3,740,337     3,506,161     4,139,441
 Selling and marketing                 3,806,030     5,404,774     4,755,788
 Advertising and promotion                     -     3,050,180     1,804,540
 General and administrative            3,551,977     2,984,213     3,081,900
 Loss on purchase commitment,
  including related inventory                  -     1,400,000       600,000
                                      ----------    ----------    ----------
    Operating income (loss)               70,195    (8,452,187)   (9,320,872)
                                      ----------    ----------    ----------
Interest expense                      (1,052,715)   (1,223,303)     (445,501)
Interest income                          370,478       322,986       317,948
Other income (expense), net              (71,119)      (25,595)       89,895
                                      ----------    ----------    ----------
Net loss                             $  (683,161)   (9,378,099)   (9,358,530)
                                      ==========    ==========    ==========

Basic and diluted
  loss per common share              $     (0.04)        (0.52)        (0.57)
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding                         18,778,921    17,987,153    16,459,446
                                      ==========    ==========    ==========

See accompanying notes.

</TABLE


Consolidated Statements of Shareholders' Equity
-----------------------------------------------

For the Years Ended December 31, 1997, 1996 and 1995


                                                   Common Stock       Additional  Unrealized    Total
                              Common Stock           Warrants           Paid-In     Holding  Accumulated Shareholders'
                           Shares     Amount    Shares      Amount      Capital      Gain       Deficit       Equity
                        -----------  --------  ---------  ----------  ----------- ---------- ------------  -----------
Balance December 31,
 1994                   16,043,121   $160,431  2,286,658 $ 4,059,500  $60,297,027 $113,166   $(52,844,376) $11,785,748
                        ----------    -------  ---------   ---------   ----------  -------    -----------   ----------
Options exercised          236,992      2,370         --          --    1,078,929       --             --    1,081,299
Private placement,
 net of $112,383 in
 offering costs            310,278      3,103    310,278     485,591      898,923       --             --    1,387,617
Securities issued in
 debt financing
 arrangements                4,174         42    193,175     407,985       29,958       --             --      437,985
Common stock to be
 issued in connection
 with the agreement with
 Johnson & Johnson         432,101      4,321         --          --       (4,321)      --             --           --
Warrants expired                --         -- (1,161,500) (2,300,000)   2,300,000       --             --           --
Change in unrealized
 holding gain                   --         --         --          --           -- (100,818)            --     (100,818)
Net loss                        --         --         --          --           --       --     (9,358,530)  (9,358,530)
                        ----------    -------  ---------   ---------   ----------  -------    -----------   ----------
Balance December 31,
 1995                   17,026,666    170,267  1,628,611   2,653,076   64,600,516   12,348    (62,202,906)   5,233,301
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised          416,219      4,162         --          --    1,993,017       --             --    1,997,179
Shares retired             (12,836)      (128)        --          --      (97,747)      --             --      (97,875)
Private placement,
 net of $62,149 in
 offering costs            201,922      2,019     86,538     295,751    1,640,081       --             --    1,937,851
Common stock to be
 issued in connection
 with the agreement with
 Johnson & Johnson        (432,101)    (4,321)        --          --        4,321       --             --           --
Common stock issued in
 connection with the
 agreement with Johnson
 & Johnson                 432,101      4,321         --          --       (4,321)      --             --           --
Common stock issued in
 connection with the
 agreement with Lander
 Company, net of $39,547
 in offering costs         356,761      3,567         --          --    2,956,976       --             --    2,960,543
Common stock issued to
 Dow Corning, net of
 $4,000 in offering
 costs                     200,000      2,000         --          --    1,194,000       --             --    1,196,000
Common stock issued to
 Biosource                  94,000        940         --          --      599,060       --             --      600,000
Securities issued in
 debt financing
 arrangements               10,675        107      4,325     (50,935)      78,353       --             --       27,525
Fair value of stock
 options issued to
 non-employees                  --         --         --          --      161,299       --             --      161,299
Warrants exercised          66,337        663    (87,500)   (155,200)     539,537       --             --      385,000
Warrants expired                --         --   (200,000)   (285,000)     285,000       --             --           --
Change in unrealized
 holding gain                   --         --         --          --           --  (12,348)            --      (12,348)
Net loss                        --         --         --          --           --       --     (9,378,099)  (9,378,099)
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Balance December 31,
 1996                   18,359,744   $183,597  1,431,974 $ 2,457,692  $73,950,092 $     --   $(71,581,005) $ 5,010,376
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised          165,374      1,654         --          --      777,452       --             --      779,106
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       96,757       --             --       96,757
Common stock issued to
 employees under the
 Employee Stock
 Purchase Plan              14,545        145         --          --       87,125       --             --       87,270
Warrants exercised         925,158      9,252   (925,158) (1,474,500)   6,416,128       --             --    4,950,880
Net loss                        --         --         --          --           --       --       (683,161)    (683,161)
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Balance, December 31,
 1997                   19,464,821   $194,648    506,816 $   983,192  $81,327,554 $     --   $(72,264,166) $10,241,228
                        ==========    =======  =========   =========   ==========  =======     ==========   ==========

See accompanying notes.

Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Years Ended December 31,
                                                  --------------------------------------
                                                      1997         1996         1995
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net loss                                        $  (683,161)   (9,378,099)  (9,358,530)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                    980,933     1,393,805    1,377,614
    Provision for loss on purchase
      commitments, including inventory                    --     1,400,000      600,000
    Allowance for doubtful accounts                   22,967       (21,123)       2,086
    Accretion of pledged long-term marketable
      Securities                                          --            --     (121,572)
    Loss on sale of equipment and assets held
      for sale                                            --            --      125,764
    Gain on sale of pledged marketable securities         --            --     (234,319)
    Provision for deferred compensation              216,757       161,299           --
    Amortization of deferred loan costs              263,265       215,366     (439,824)
  Changes in operating assets and liabilities:
    Accounts receivable                           (1,745,484)      791,790   (1,130,448)
    Accrued interest receivable                       (9,643)       12,510        9,570
    Inventory                                       (554,056)    5,573,511     (856,558)
    Prepaid expenses and other                      (203,480)      661,134       20,931
    Assets held for sale                                  --    (2,181,004)          --
    Other long-term assets                          (194,577)      129,425      (10,856)
    Accounts payable and accrued expenses          1,241,833    (1,460,693)      87,394
    Accounts payable, Johnson & Johnson             (707,509)   (3,415,128)     659,112
    Deferred revenue                               1,341,869            --      750,000
                                                   ---------     ---------   ----------
Net cash used in operating activities                (30,286)   (6,117,207)  (8,519,636)
                                                   ---------     ---------   ----------

Cash flows from investing activities:
 Purchase of property and equipment               (2,799,683)     (719,640)    (901,288)
 Purchases of intangible assets                     (400,000)           --           --
 Proceeds from sale of equipment and
   assets held for sale                            2,181,004            --      797,672
 Purchases of marketable securities                       --      (512,513)  (4,458,891)
 Maturities and sales of marketable
   securities                                             --       500,165    5,935,087
                                                   ---------     ---------   ----------
Net cash provided by (used in)
  investing activities                            (1,018,679)     (731,988)   1,372,580
                                                   ---------     ---------   ----------

Cash flows from financing activities:
 Repayment of long-term debt                      (1,490,779)     (870,598)    (258,304)
 Proceeds from long-term debt and warrants                --       758,795    7,367,259
 Proceeds from private placements, net of
   offering costs                                         --     1,937,851    1,387,617
 Proceeds from stock issued to Lander
  Company, net of offering costs                          --     2,960,543           --
 Proceeds from the exercise of common
  stock options and warrants, net of
  common stock retired                             5,729,986     2,284,304    1,081,299
 Proceeds from issuance of shares under the
  Employee Stock Purchase Plan                        87,270            --           --
                                                   ---------     ---------   ----------
Net cash provided by financing activities          4,326,477     7,070,895    9,577,871
                                                   ---------     ---------   ----------

Net increase in cash and cash equivalents          3,277,512       221,700    2,430,815

Cash and cash equivalents at the beginning
  of the year                                      5,394,509     5,172,809    2,741,994
                                                   ---------     ---------   ----------
Cash and cash equivalents at the end of
  the year                                      $  8,672,021     5,394,509    5,172,809
                                                   =========     =========   ==========

Supplemental disclosure of non-cash financing transactions:

During the first quarter of 1996, the Company acquired all rights to the Polytrap technology from Dow Corning
Corporation ("DCC") in exchange for 200,000 shares of common stock valued at $1,200,000.
During the first quarter of 1996, the Company paid Biosource for the 1995 purchase commitment totaling
$600,000 by issuing 94,000 shares of common stock.
The Company offset a deposit of approximately $188,000 and $755,000 for 1996 and 1995, respectively, with a creditor against a loan from the same creditor (Note 9).
In September, 1995, the Company offset its note payable to Dow Corning Corporation against its receivable from
DCC.  This resulted in a decrease in long-term debt, short-term debt and accounts receivable of $478,935,
$100,000 and $578,935, respectively.
In 1995, the Company extinguished a debt through an insubstance defeasance transaction by placing U.S.
government securities in an irrevocable trust to fund all future scheduled payments on the debt.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------

Note 1   Business

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems that allow for the controlled release of active ingredients which have benefits in the ethical dermatology, cosmetic and personal care areas. Certain projects are conducted under development and licensing arrangements with large companies, others are part of joint ventures in which APS is a major participant, and a number of projects are exclusive to APS. Prior to 1997, APS also marketed and distributed a range of consumer products for personal care through its subsidiary, Premier, Inc. ("Premier"). Effective January 1, 1997, APS licensed the consumer products to a third party (Note 7).

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Premier, Advanced Consumer Products, Inc. ("ACP") and APS Analytical Standards. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities
------------------------------------------

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, the Company considers all short-term investments that have original maturities of less than three months to be cash equivalents. Short-term investments consist primarily of commercial paper, master notes and repurchase agreements. All investments were classified as cash equivalents in the accompanying financial statements since there were no investments with original maturities longer than three months. The Company has classified its investments in certain debt and equity securities as "available-for-sale".

Financial Instruments
---------------------

The Company's investments are recorded at fair value with unrealized holding gains and losses reported as a separate component of shareholders' equity. The carrying amounts reported in the balance sheets for cash, receivables, accounts payable, accrued liabilites and short-term and long-term debt approximate fair values due to the short-term maturities.

Inventory
---------

Inventory is stated at the lower of cost or market value, utilizing the average cost method (Note 6).

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, not exceeding twenty years (Note 8).

Prepaid License Fees
--------------------

The fee paid to Biosource in 1992 is being amortized over a seven-year period consistent with the term of the agreement (Note 3). Amortization of prepaid license fees totalled $82,872, $137,880 and $137,868 in 1997, 1996 and 1995, respectively.

Deferred Loan Costs
-------------------

Deferred charges relate to costs incurred in obtaining certain loans. These charges are being amortized over the life of the loans using the effective interest method (Note 9).

Long-Lived Assets, Including Goodwill and Other Intangibles
-----------------------------------------------------------

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable.
If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets, including goodwill and other intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

In 1997, APS acquired all the rights to Exact(R) acne medication from Johnson & Johnson Consumer Products, Inc. for $350,000. Effective January 1, 1997, APS licensed Exact and other consumer products to Lander Company (Note 7). The rights are being amortized on a straight-line basis over the length of the licensing agreement with Lander.

In the first quarter of 1996, APS acquired all patents and rights to the Polytrap technology from Dow Corning Corporation in exchange for 200,000 shares of its common stock. APS recorded intangible assets totalling $1,200,000 relating to this transaction. The intangible assets are being amortized on a straight-line basis over a period of approximately 10 years, which is the remaining life of the main patent acquired.

In 1992, APS acquired for 157,894 shares of its common stock, the outstanding 25% interest in ACP, APS' over-the-counter consumer products subsidiary. The acquisition was accounted for as a purchase. Excess of cost over net assets acquired arising from the purchase was amortized over five years on a straight-line basis.

Amortization of intangible assets totalled $188,259, $279,756 and $188,875, in 1997, 1996 and 1995, respectively.

Stock-Based Compensation
------------------------

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for "Stock Issued to Employees" and related interpretations. Accordingly, except for stock options issued to non-employees, no compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan (Note 11).

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts in future periods.

Revenue Recognition
-------------------

Product revenues are recorded upon shipment of products.

The Company has several licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties,and/or non-refundable license fees. These amounts are classified as Product and Technology Revenues in the accompanying consolidated statements of operations and are recognized when earned.
Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs are expensed as incurred.

Earnings (Loss) Per Share
-------------------------

The Company adopted SFAS No. 128 "Earnings per Share" (SFAS 128) in the quarter ended December 31,1997. All prior period earnings per share data were restated by the Company upon adoption of SFAS 128.

Basic and diluted earnings (loss) per common share were computed based on the weighted average number of common shares outstanding during each year. The computation assumes that no outstanding stock options and warrants were exercised as they would be anti-dilutive.

Deferred Revenue
----------------

Prepaid royalties paid to APS by Ortho-McNeil Pharmaceutical
Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are reported as deferred revenues (Note 14).

In accordance with the licensing agreement, a portion of the royalties earned by APS is applied against the deferred revenues after certain annual minimum royalty payments are met.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. Approximately 51% and 53% of the recorded trade receivables were concentrated with five and two customers in the cosmetic and personal care industries as of December 31, 1997 and 1996, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1997.

Note 3   Related Party Transactions

APS has entered into agreements with Biosource. One director serves on the Board of Directors of both Biosource and APS. All agreements between APS and Biosource have been, and will continue to be, considered and approved by a vote of the disinterested directors. The agreements provide APS worldwide rights to use and sell Biosource's biologically-synthesized melanin in Microsponge systems for all sun protection, cosmetic, ethical dermatology and over-the-counter skin care purposes. In return, APS was required to make annual minimum purchases of melanin, pay royalties on sales of APS melanin-Microsponge products and was required to prepay
$500,000 of royalties.   For estimated losses on purchase commitments and
related inventory, the Company accrued $0, $1,400,000 and $600,000 in 1997, 1996 and 1995, respectively. All minimum financial commitments under the current agreements have been expensed by APS.

In 1996, APS paid Biosource the 1995 minimum purchase commitment by issuing Biosource 94,000 shares of APS common stock.

In November, 1997 Biosource filed a complaint against the Company in the San Mateo Superior Court (Note 4).

Note 4   Legal Proceeding

In November, 1997 Biosource filed a complaint against the Company in the San Mateo Superior Court. Biosource claims damages from the Company of an amount not less than $1,050,000, on the grounds that the Company has failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin. Biosource also claims interest on that sum and costs.

The Company has denied liability, basing its defense on the assertion that obligations under the contract have been suspended, because the expected FDA approval of the Company's melanin based product has not yet been forthcoming. The Company is vigorously defending the action, and has cross claimed for rescission of the contract and restitution of money paid thereunder, and for a declaratory judgment that it is not indebted to Biosource.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at December 31, 1997.

Note 5   Cash Equivalents

All investments in debt securities have been classified as cash equivalents in the accompanying balance sheets as they mature in less than three months.

At December 31, 1997 and 1996, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                 December 31, 1997
                          --------------------------------
                                                Estimated
                            Cost               Fair Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $6,726,919           6,726,919
Other debt securities        869,634             869,634
                           ---------           ---------
Totals                    $7,596,553           7,596,553
                           =========           =========


                                 December 31, 1996
                          --------------------------------
                                                Estimated
                            Cost               Fair Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $3,556,052           3,556,052
Other debt securities        214,790             214,790
                           ---------           ---------
Totals                    $3,770,842           3,770,842
                           =========           =========

Note 6  Inventory

The major components of inventory are as follows:

                                           December 31,
                                    ---------------------------
                                      1997            1996
                                      ----            ----
Raw materials and work-in-process $  834,496         604,852
Finished goods                     1,804,633       1,480,221
                                   ---------       ---------
Total inventory                   $2,639,129       2,085,073
                                   =========       =========

Consumer products inventory was classified as Assets Held for Sale in the accompanying December 31, 1996 balance sheet (Note 7).

Note 7   Assets Held for Sale

In January 1997, APS entered into an agreement with Lander Company under which Lander commercialized the APS consumer products as part of the Company's long-term strategic plan to move away from the direct marketing of consumer products. Under the terms of the agreement, certain consumer products inventory, manufacturing equipment and prepaid advertising credits were sold to Lander in January 1997 at the December 31, 1996 book value. In addition, APS receives revenue from royalties on consumer product sales and the supply of Microsponge systems to Lander. Also, the Company discontinued the marketing of the suncare products licensed from J&J; the related inventory amounted to approximately $198,000 at December 31, 1996. For financial reporting purposes, these consumer product assets are classified as Assets Held for Sale in the accompanying December 31, 1996 balance sheet and consist of the following:

   Inventory                     $1,703,764
   Prepaid Asset                    388,021
   Property Plant and Equipment      89,219
                                  ---------
                                 $2,181,004
                                  =========

Note 8   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                 ---------------------------
                                     1997           1996
                                  ----------     ----------
Building                         $ 1,823,625      1,611,039
Land and improvements                163,519        163,519
Leasehold improvements             1,233,074        571,223
Furniture and equipment           13,001,437     11,119,307
                                  ----------     ----------
Total property and equipment      16,221,655     13,465,088
Accumulated depreciation
 and amortization                 (9,450,482)    (8,783,796)
                                  ----------     ----------
Property and equipment, net      $ 6,771,173      4,681,292
                                  ==========     ==========

Depreciation expense amounted to $709,802, $976,163 and $980,779 for the years ended December 31, 1997, 1996, and 1995, respectively.

Certain consumer products manufacturing equipment is classified as Assets Held for Sale in the accompanying December 31, 1996 balance sheet (Note
7).

Note 9   Long-Term Debt

Long-term debt consists of the following:

                                                     December 31
                                                --------------------
                                                  1997        1996
                                                  ----        ----
Bank loan, interest payable monthly, principal
 due in non-equal installments commencing
 December 1, 1996 through March 1, 1999,
 secured by the assets and operating cash
 flow of a subsidiary of the Company and
 guaranteed by the Company                     $2,550,000  2,950,000

Term loan, subordinated to bank loan, interest
 payable quarterly, principal due in non-equal
 installments commencing December 1, 1996
 through March 1, 1999, secured by the assets
 and operating cash flows of a subsidiary of
 the Company and guaranteed by the Company      1,402,500  1,622,500

Term loan, principal and interest due in equal
 monthly installments commencing October 1996
 through December 1999, secured by certain
 real and personal property                     1,626,349  2,497,128
                                                ---------  ---------
Total                                           5,578,849  7,069,628
Less current portion                            2,523,389  1,490,779
                                                ---------  ---------
Long-term debt                                 $3,055,460  5,578,849
                                                =========  =========


Maturities of the long-term debt are as follows:

     Years ending December 31      Amount
     ------------------------    ----------
              1998               $2,523,389
              1999                3,055,460
                                  ---------
                                 $5,578,849
                                  =========

In 1995, the Company received an aggregate amount of $8,122,334 from three financing arrangements.

The first financing arrangement was a $3,000,000 bank loan with an interest rate equal to two percentage points above the Prime Rate (8.5% as of December 31, 1997). The loan is secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company.

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

In the third quarter of 1995, the Company consummated a transaction whereby certain assets were sold to a third party and subsequently leased back for a fixed rental stream over a period of forty-eight months. The Company has the option either to purchase all the properties at the expiration of the term of the lease or extend the term of the lease. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met. A deposit of $188,000 with the lender was offset against the loan balance as of December 31, 1997 and 1996. In 1996, the Company received a refund of $567,000 of the deposit upon satisfaction of certain conditions identified in the financing agreement. This transaction has been reflected in the table above as a term loan.

The terms of certain financing agreements contain, among other provisions, requirements for a subsidiary of the Company to maintain defined levels of earnings, net worth and various financial ratios, including debt to net worth. In conjunction with the debt financing agreements, APS issued a total of 197,500 warrants with an original exercise price of $7.00 per share of common stock. In accordance with the original terms of the warrant agreements, the exercise price on 110,000 of the warrants outstanding at December 31, 1997 was reduced to $3.00 per share on December 31, 1997 as a result of the Company reporting a net loss for the 1997 fiscal year.

All costs incurred in obtaining the financing arrangements have been capitalized as deferred charges, and are being amortized over the life of the loans using the effective interest method. Interest paid in 1997, 1996 and 1995 approximated interest expense reflected in the Consolidated Statements of Operations.

In September 1995, the Company extinguished $2,500,000 of Industrial Revenue Bonds through an "insubstance defeasance" transaction by placing approximately $2,500,000 of U.S. government securities in an irrevocable trust to fund all future interest and principal payments. The defeased debt balance outstanding as of December 31, 1997 was $2,500,000. The purchase of the government securities to offset this debt was achieved through the sale of the Company's pledged marketable security. The debt extinguishment did not have a material impact on the Company's earnings.

Note 10   Commitments

Lease Commitments: Total rental expense for property and equipment was $770,187, $655,283 and $639,807 for 1997, 1996 and 1995, respectively.

The Company's future minimum lease payments under noncancellable operating leases for facilities as of December 31, 1997, are as follows:

              Years Ending                     Minimum
              December 31,                     Payments
              ------------                    -----------
                  1998                         $  739,871
                  1999                            723,027
                  2000                            717,181
                  2001                            725,233
                  2002                            735,095
                  Thereafter                    1,248,609
                                               ----------
                                               $4,889,016
                                               ==========

Note 11   Shareholders' Equity

Private Placements and Common Stock Warrants: In January 1996, in accordance with a 1994 private placement agreement, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued to J&J in conjunction with this private placement expired in 1996 (Note 14).

During 1997, 925,158 warrants issued in connection with a 1994 private placement were exercised. As of December 31, 1997, 310,278 warrants from the 1994 private placement are outstanding with an exercise price of $5.32 per warrant. The outstanding warrants expire on March 30, 1998.

In conjunction with certain debt financing agreements made in 1995 (Note
9), APS issued a total of 197,500 warrants with an original exercise price of $7.00 per share of common stock. In accordance with the warrant agreements, the exercise price was reduced to $3.00 on December 31, 1997 as a result of the Company reporting a net loss for the 1997 fiscal year. These warrants will expire on March 27, 2000.

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

During the second quarter of 1996, APS received $1,937,851 net of offering costs, through a private placement and sale of 201,922 shares of common stock and 86,538 warrants exercisable over a three-year period. The warrants are exercisable at the following prices:

     Number of Shares      Exercise Price
     ----------------      --------------
        28,846                $ 7.43
        28,846                  9.90
        28,846                 12.38

Shareholders Rights Plan: On August 19, 1996, the Board of Directors approved a Shareholders Rights Plan under which shareholders of record on September 3, 1996 received a dividend of one Preferred Stock purchase right ("Rights") for each share of common stock outstanding. The Rights were not exercisable until 10 business days after a person or group acquired 20% or more of the outstanding shares of common stock or announced a tender offer which could have resulted in a person or group beneficially owning 20% or more of the outstanding shares of common stock (an "Acquisition") of the Company. The Board of Directors approved an increase in threshold to 30% in December 1997. Each Right, should it become exercisable, will entitle the holder (other than acquirer) to purchase company stock at a discount. The Board of Directors may terminate the Rights plan or, under certain circumstances, redeem the rights.

In the event of an Acquisition without the approval of the Board, each Right will entitle the registered holder, other than an acquirer and certain related parties, to buy at the Right's then current exercise price a number of shares of common stock with a market value equal to twice the exercise price.

In addition, if at the time when there was a 30% shareholder, the Company were to be acquired by merger, shareholders with unexercised Rights could purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

The Board may redeem the Rights for $0.01 per Right at any time prior to Acquisition. Unless earlier redeemed, the Rights will expire on August 19, 2006.

Stock-Based Compensation Plans: The Company has two types of stock-based compensation plans, a stock purchase plan and a stock option plan.

In 1997, the stockholders approved the Company's 1997 Employee Stock Purchase Plan (the "Plan"). Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 400,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for the Company's common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November provided that the first enrollment date was April 30, 1997. Approximately 58 percent of eligible employees participated in the Plan in 1997. Under the Plan, the Company issued 14,545 shares in 1997 and no shares in 1996 and 1995. The weighted average fair value of purchase rights granted during the year was $2.77. The weighted average exercise price of the purchase rights exercised during the year was $6.00. As of December 31, 1997, the Company had 385,455 shares reserved for issuance under the stock purchase plan.

The Company has various stock option plans for employees, officers,
directors and consultants.   The options are granted at fair market value
and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant.

The following table summarizes option activity for 1997, 1996 and 1995:

     1997                 1996                 1995
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       2,901,440   $6.46   2,972,324   $5.98    2,677,162   $6.14
Granted                          313,500    7.50     502,500    7.89      636,500    5.31
Exercised                       (165,374)   4.71    (416,219)   4.80     (236,992)   4.59
Expired or Cancelled            (101,811)   8.36    (157,165)   6.25     (104,346)   9.14
                               ---------           ---------            ---------
Outstanding at end of year     2,947,755    6.63   2,901,440    6.46    2,972,324    5.98
                               =========           =========            =========
Options exercisable at
   year-end                    2,259,683           1,945,056           1,877,295
Shares available for future
 grant at year end               358,295             569,984             167,819
Weighted-average fair
 value of options granted
 during the year                           $4.25               $5.12                $3.44



The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                            OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                           ----------------------  ----------------------
                           Weighted     Weighted                Weighted
                            Average      Average                 Average
Range of        Number     Remaining   Remaining    Number      Remaining
Exercise      Outstanding  Contractual  Exercise  Exercisable    Exercise
Prices         12/31/97      Life        Price    at 12/31/97     Price
-----------   -----------  ----------- ---------  -----------   ---------
$3.44-$5.25      788,251     5.8 years  $  4.67      618,005    $  4.54
$5.38-$6.25      852,139     6.4           5.61      726,765       5.55
$6.38-$8.13      795,365     7.7           7.41      402,913       7.18
$9.25-$15.00     512,000     5.0          10.14      512,000      10.14
               ---------                           ---------
$3.44-$15.00   2,947,755     6.4           6.63    2,259,683       6.60
               =========                           =========


The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees, no compensation cost has been recognized for the various fixed stock option plans and stock purchase plan. The compensation cost that has been charged against income for the stock options issued to non-employees was $96,800, $161,300 and $0 for 1997, 1996 and 1995,
respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method provisions of SFAS No. 123, the Company's net loss and loss per common share would have increased to the pro-forma amounts indicated below:

                                 1997            1996           1995
                             -----------    -----------    ---------
Net loss - as reported       $  (683,161)   (9,378,099)   (9,358,530)
Net loss - pro-forma          (2,010,319)  (10,462,871)   (9,815,235)
Loss per common share
  (basic and diluted)
  - as reported                    (0.04)        (0.52)        (0.57)
Loss per common share
  (basic and diluted)
  - pro-forma                      (0.11)        (0.58)        (0.60)

For stock options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0 for all years; expected volatility of 60 percent, 85 percent and 85 percent; risk-free interest rates of 5.7 percent, 6.1 percent and 6.1 percent; and expected life of five years, four years and four years for all the stock option plans.

For the stock purchase plan, the fair value of each award is also estimated using the Black-Scholes option pricing model. The multiple option approach was used, with the following assumptions for expected terms of six, twelve, eighteen and twenty-four months, respectively: risk-free interest rates of 5.7 percent, 5.8 percent, 6.0 percent and 6.0 percent; volatility of 40 percent for all terms; and dividend yield of zero for all terms. There were no grants under the stock purchase plan in 1996 and 1995.

The amounts disclosed above under the fair value method of SFAS No. 123 include compensation costs and fair values for options and purchase rights granted since January 1, 1995 and may not be representative of the effects in future years.

Note 12   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees. In the past three calendar years, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,750, $4,750 and $4,500 for the 1997, 1996 and 1995 calendar years, respectively. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 1997, 1996 and 1995, the Company contributed to the plan approximately $110,000, $110,000 and $89,000, respectively.
No discretionary contributions have been made to the plan since its inception.

Note 13   Income Taxes

A reconciliation of the federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                 December 31
                                           ------------------------
                                           1997      1996     1995
                                           ----      ----     ----
U.S. Federal statutory rate (benefit)    (34.00)%  (34.00)%  (34.00)%
Net losses without tax benefits           31.40     33.75     33.50
State income taxes, net of U.S.
 Federal income tax effect                   --        --        --
Nondeductible expenses                     2.60      0.25       0.5
                                          -----     -----     -----
Total tax expense (benefit)                  --        --        --

At December 31, 1997, the Company had net federal operating loss carryforwards of approximately $73,576,000 for income tax reporting purposes and California operating loss carryforwards of approximately $7,512,000. The federal net operating loss carryforwards expire beginning in 1998 through the year 2012. The California net operating loss carryforwards expire beginning in 1998 through the year 2002. A
California net operating loss carryforward from 1990 in the approximate amount of $1,200,000 expired December 31, 1997.

The Company also has investment tax credits and research and experimental tax credits aggregating approximately $1,688,000 and $744,000 for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 1998 through the year 2012. The California credits carryover indefinitely until utilized.

There are also California credit carryforwards for qualified manufacturing and research and development equipment of approximately $13,000; these credits expire beginning in 2005 through the year 2007.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                        1997         1996
                                    ------------  -----------
Deferred tax assets:
 Deferred research expenditures   $  1,367,000      1,445,000
 Accruals and reserves not
  currently deductible for tax
  purposes                           1,934,000      1,771,000
 Net operating loss carryforwards   25,680,000     25,407,000
 Credit carryforwards                2,445,000      2,377,000
 Other                                 246,000        406,000
                                    ----------     ----------
Gross deferred tax assets           31,672,000     31,406,000
 Less valuation allowance          (31,522,000)   (31,182,000)
                                    ----------     ----------
Total deferred tax assets              150,000        224,000
                                    ----------     ----------
Deferred tax liabilities:
 Property and equipment               (150,000)      (224,000)
                                    ----------     ----------
Total deferred tax liabilities        (150,000)      (224,000)
                                    ----------     ----------
 Net deferred taxes               $         --             --
                                    ==========     ==========

The net change in the valuation allowance for the years ended December 31, 1997, 1996 and 1995 was an increase of approximately $340,000, $3,756,000 and $4,534,000, respectively. Management believes that sufficient uncertainty exists regarding the realizability of these items and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 1997 include approximately $2,800,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

Note 14   Ortho-McNeil Pharmaceutical Corporation

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

J&J made a second equity investment in the Company in May 1994. Under this agreement, J&J purchased 1,000,000 shares of newly issued common stock in consideration for $5,000,000. In January 1996, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued in 1994 to J&J in conjunction with this equity investment expired in 1996.
As of December 31, 1997, J&J owned approximately 11% of the APS common shares outstanding. In March 1998, J&J announced that it had divested its initial investment of 723,006 shares of the Company's stock as part of a rebalancing of its investment portfolio.

In February 1995, APS received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenues. In February 1997, upon receipt of approval from the FDA to market Retin-A(R) Micro (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho of which one half is a milestone payment which was recognized as revenue in 1997 and half is prepaid royalties which was recorded as deferred revenues. APS earns a mark-up on Microsponge systems supplied to Ortho and Ortho pays APS a royalty on product sales, subject to certain minimums. Should these minimums not be achieved, Ortho would lose its exclusivity and APS would regain marketing rights to the retinoid products. APS has the ability to earn an additional $4,750,000 in fees if certain research milestones are achieved.

Note 15   Johnson & Johnson

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

Distribution Arrangement: In 1992, Premier obtained the rights to market and distribute two suncare products, Sundown and Johnson's Baby Sunblock, in the U.S. Premier & J&J shared the profits or losses on sales of suncare products.

As part of the Company's long-term strategic plan to move away from the direct marketing of consumer products, this distribution arrangement with J&J was terminated in 1997. The remaining inventory on hand as of December 31, 1996 was sold in 1997.

Independent Auditors' Report


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         /s/KPMG Peat Marwick LLP

San Francisco, California
March 6, 1998


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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a) 1.  Financial Statements
The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are incorporated herein by reference.
    2.  Financial Statement Schedules
Schedule II  Valuation Accounts
All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
3-A-Copy of Registrant's Certificate of Incorporation. (1) 3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997 (9)*
10-E-Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997.
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-P-Warrant to Purchase Common Stock. (5)
10-S-Lease Agreement between Registrant and Financing for Science International dated September 1, 1995 (6)
10-T-Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
10-U-Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996 (7)
10-V-Investment Agreement between Registrant and the Lander
Company. (8)
10-W-License, Assignment and Supply Agreement between Registrant and Lander Company.
21-Proxy Statement for the Annual Meeting of Shareholders. (4) 23-Consent of Independent Auditors.
27-Financial Data Schedule

(b) Reports on Form 8-K
     None.

(c) Exhibits
The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3. As set forth above.

(d) Financial Statement Schedules
See Item 14(a)2. of this Form 10-K.
--------------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(4)To be filed supplementally.
(5)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and
4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1995.
(7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March
31, 1996, and incorporated herein by referenced.
(9)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form s-8 (Registration No. 333-35151), and incorporated herein by reference.

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

ADVANCED POLYMER SYSTEMS, INC.


By:  /s/John J. Meakem, Jr.
   ----------------------------------------------
     John J. Meakem, Jr.
     Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacities and on the dates indicated.


Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ John J. Meakem, Jr.     Chairman, President,
-------------------------   Chief Executive Officer           March 27, 1998
John J. Meakem, Jr.                                           --------------


/S/ Michael O'Connell       Executive Vice President,
-------------------------   Chief Administrative Officer and
Michael O'Connell           Chief Financial Officer           March 27, 1998
                                                              --------------


/S/ Carl Ehmann             Director                          March 27, 1998
-------------------------                                     --------------
Carl Ehmann


/S/ Jorge Heller            Director                          March 27, 1998
-------------------------                                     --------------
Jorge Heller


/S/ Peter Riepenhausen      Director                          March 27, 1998
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 27, 1998
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory H. Turnbull     Director                          March 27, 1998
-------------------------                                     --------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                          March 27, 1998
-------------------------                                     --------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                          March 27, 1998
-------------------------                                     --------------
Dennis Winger


Schedule II

Valuation Accounts

                                             Additions
                                  Beginning  Charged to             Ending
                             Balance    Expense   Deductions  Balance
---------------------------------------------------------------------------
December 31, 1995
Accounts receivable, allowance
  for doubtful accounts             $66,564    29,464     27,378    68,650

December 31, 1996
Accounts receivable, allowance
  for doubtful accounts              68,650     9,331     30,454    47,527

December 31, 1997
Accounts receivable, allowance
  for doubtful accounts              47,527    22,967     13,041    57,453

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084, 33-50640 and 333-35151) on Forms S-8
of Advanced Polymer Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-82562, 33-88972 and 333-759) on Forms S-3 of
Advanced Polymer Systems, Inc. of our report dated March 6, 1998, relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedule, which report appears in the December 31, 1997 annual report on Form 10-K of Advanced Polymer Systems, Inc.





                                   /s/KPMG Peat Marwick LLP

San Francisco, California
March 27, 1998

                                 EXHIBIT INDEX
                            Form 10-K Annual Report

3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997
(9)*
10-E-Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997.
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-P-Warrant to Purchase Common Stock. (5)
10-S-Lease Agreement between Registrant and Financing for Science International dated September 1, 1995 (6)
10-T-Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
10-U-Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996 (7)
10-V-Investment Agreement between Registrant and the Lander Company. (8) 10-W-License, Assignment and Supply Agreement between Registrant and Lander Company.
21-Proxy Statement for the Annual Meeting of Shareholders. (4)
23-Consent of Independent Auditors.
27-Financial Data Schedules
--------------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(4)To be filed supplementally.
(5)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and 4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September
30, 1995.
(7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by referenced.
(9)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form s-8 (Registration No. 333-35151), and incorporated herein by reference.
*  Management Contract or Compensatory plans.