Form 10-Q
period 1998-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1998-05-14
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1998


[ ]        Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

          For the transition period from          to
                                         --------    --------

                    Commission file Number 0-16109


                    ADVANCED POLYMER SYSTEMS, INC.
                    ------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                       94-2875566
-------------------------------                ------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                      Identification No.)


               123 Saginaw Drive, Redwood City, CA  94063
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

At April 30, 1998, the number of outstanding shares of the Company's common stock, par value $.01, was 19,812,912.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
March 31, 1998 and December 31, 1997

Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

BALANCE SHEETS (UNAUDITED)
--------------------------

                                      March 31, 1998  December 31, 1997
                                      --------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  6,423,352      $  8,672,021
  Trade accounts receivable, net          4,766,673         3,388,665
  Inventory                               2,978,494         2,639,129
  Prepaid expenses and other                677,149           541,151
                                         ----------        ----------

   Total current assets                  14,845,668        15,240,966

Property and equipment, net               7,781,346         6,771,173
Deferred loan costs, net                    287,877           353,693
Prepaid license fees, net                    62,162            82,880
Goodwill and other intangible
  assets                                  1,432,176         1,477,542
Other long-term assets                      214,172           254,180
                                         ----------        ----------
                                       $ 24,623,401      $ 24,180,434
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,740,587      $  1,636,189
  Accrued expenses                        2,005,662         2,832,299
  Accrued melanin purchase
   commitments                            1,800,000         1,800,000
  Deferred revenues                       2,084,640         2,091,869
  Current portion - long-term debt        4,565,878         2,523,389
                                         ----------        ----------
Total current liabilities                12,196,767        10,883,746

Long-term debt                              392,193         3,055,460
                                         ----------        ----------
Total liabilities                        12,588,960        13,939,206
                                         ----------        ----------
Shareholders' equity:
  Common stock and common stock
   warrants                              84,271,787        82,505,394
  Accumulated deficit                   (72,237,346)      (72,264,166)
                                         ----------        ----------
Total shareholders' equity               12,034,441        10,241,228
                                         ----------        ----------
                                       $ 24,623,401      $ 24,180,434
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------

                                 Three Months Ended March 31,
                                 ----------------------------
                                      1998          1997
                                     ------        ------

Product and technology revenues     $ 4,571,898   $ 3,547,132
Milestone payment                            --     1,500,000
                                     ----------    ----------

Total revenues                        4,571,898     5,047,132

Cost of sales                         1,749,611     1,491,515

Operating expenses:
 Research & development, net          1,038,752       932,474
 Selling & marketing                    875,830     1,173,812
 General & administration               726,686       843,294
                                     ----------    ----------

Total operating expenses              2,641,268     2,949,580
                                     ----------    ----------

Operating income                        181,019       606,037

Interest income                          83,457        79,300

Interest expense                       (228,780)     (271,392)

Other income (expense), net              (8,876)        4,978
                                     ----------    ----------

Net income                          $    26,820   $   418,923
                                     ==========    ==========

Basic earnings per common share     $      0.00   $      0.02
                                     ==========    ==========

Diluted earnings per common share   $      0.00   $      0.02
                                     ==========    ==========

Weighted average common shares
 outstanding-basic                   19,577,247    18,406,134
                                     ==========    ==========

Weighted average common shares
 outstanding-diluted                 20,358,114    19,692,958
                                     ==========    ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                For the three months ended March 31,
                                ------------------------------------
                                            1998             1997
                                         ----------       ----------

Cash flows from operating activities:
Net income                              $    26,820      $   418,923
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization            269,853          251,947
   Amortization of deferred loan costs       65,816           65,816
   Provision for deferred compensation       30,000           45,000
 Changes in operating assets and
  liabilities:
   Trade accounts receivable             (1,378,008)        (426,109)
   Inventory                               (339,365)        (622,655)
   Prepaid expenses and other              (135,998)         (26,660)
   Other long-term assets                    40,008          (94,177)
   Accounts payable and accrued expenses   (752,239)        (750,835)
   Deferred revenues                         (7,229)       1,475,000
                                          ---------        ---------
Net cash provided by (used in)
  operating activities                   (2,180,342)         336,250
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment   (1,213,942)        (136,067)
   Purchases of marketable securities             -       (1,596,617)
   Proceeds from assets held for sale             -        1,449,698
                                          ---------        ---------
Net cash used in investing activities    (1,213,942)        (282,986)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants            1,766,393          275,114
   Repayment of long-term debt             (620,778)        (286,187)

Net cash provided by (used in)            ---------        ---------
 financing activities                     1,145,615          (11,073)
                                          ---------        ---------
Net increase (decrease) in cash and
 cash equivalents                        (2,248,669)          42,191

Cash and cash equivalents, beginning
 of the period                            8,672,021        5,394,509
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 6,423,352      $ 5,436,700
                                          =========        =========
Supplemental disclosure:
 Cash paid for interest                 $   164,472      $   205,633
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
------------------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of March 31, 1998 and the results of their operations and cash flows for the three months ended March 31, 1998 and 1997.

These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 included in the Company's Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 1998.

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of March 31, 1998 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1997                               19,464,821
Warrants exercised after December 31, 1997          310,278
Options exercised after December 31, 1997            26,812
                                                 ----------
Total shares                                     19,801,911
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:


                                   Three Months Ended
                                        March 31,
                                   ------------------

                                        1998          1997
                                        ----          ----
Net income available to
 stockholders (numerator)          $    26,820   $   418,923
                                    ==========    ==========

Shares calculation (denominator):
 Weighted average shares
  outstanding - basic                19,577,247    18,406,134
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                  501,844       752,275
 Warrants                              279,023       534,549
                                    ----------    ----------
 Weighted average shares
  outstanding - diluted             20,358,114    19,692,958
                                    ==========    ==========

Earnings per share - basic         $      0.00   $      0.02
                                    ==========    ==========

Earnings per share - diluted       $      0.00   $      0.02
                                    ==========    ==========

Options to purchase 1,037,838 and 543,167 shares of Common Stock with exercise prices ranging from $7.38 to $15.00 and $8.50 to $15.00 per share were outstanding during the quarters ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares. The options expire between May 24, 1998 and March 6, 2008.

(3)  New Accounting Standards
     ------------------------

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three months ended March 31, 1998 and 1997, comprehensive income was the same as net income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" which is effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. In its consolidated financial statements for the year ending December 31, 1998, the Company will make the required disclosures.

(4)  Inventory
     ---------

The major components of inventory are as follows:

                           March 31, 1998      December 31, 1997
                           --------------      -----------------
Raw materials and work-
  in-process                 $  705,010           $  834,496
Finished goods                2,273,484            1,804,633
                              ---------            ---------
Total inventory              $2,978,494           $2,639,129
                              =========            =========

(5)  Legal Proceedings
     -----------------

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

The Company has denied liability, basing its defense on the assertion that obligations under the contract have been suspended, because the expected FDA approval of the Company's melanin-based product has not yet been forthcoming. The Company is vigorously defending the action, and has cross claimed for rescission of the contract and restitution of money paid thereunder, and for a declaratory judgment that it is not indebted to Biosource.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at March 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended March 31, 1998 and
-------------------------------------------------------------------
1997
----

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

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) and Polytrap (R) delivery systems for use by customers in almost 100 different personal care and cosmetic products. Under strategic alliance arrangements entered into with certain corporations, APS can receive an initial license fee, future milestone payments, royalties based on third party product sales or a share of partners' revenues, and revenues from the supply of Microsponge and Polytrap systems.

These strategic alliances are intended to provide the Company with the marketing expertise and/or financial strength of other companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate acceptable collaborative agreements in the future.

Product and technology revenues for the three months ended March 31, 1998 totaled $4,572,000 compared to $3,547,000 in the corresponding period of the prior year, representing an increase of $1,025,000 or 29%. This increase was due primarily to sales of various cosmeceutical and pharmaceutical products which were launched in 1997 by Johnson & Johnson, Avon, Medicis and Sothys and product launches in the first quarter of 1998 by La Prairie and BioMedic. Total revenues for the year-ago first quarter also included a milestone payment of $1,500,000 from Johnson & Johnson upon receipt of marketing approval from the FDA for Retin-A(R) Micro(TM) in February 1997.

Gross profit for the first quarter of 1998 of $2,822,000 represented 62% of product and technology revenues, an increase of four percentage points from the corresponding gross profit in the year-ago quarter. This was primarily due to increased sales of higher margin proprietary cosmeceutical products which have been launched by corporate partners in the course of the last year.

Research and development expenses increased by $106,000 or 11% to $1,039,000 due mainly to increased headcount and expenses resulting from the Company's move to new R&D facilities during the first quarter of 1998. Selling and marketing expense decreased by $298,000 or 25% to $876,000 as a result of decreased headcount and one-time expenses related to the relocation of a senior executive in the year-ago quarter. General and administrative expense decreased by $117,000 or 14% to $727,000 due mainly to decreased use of outside consultants.

Interest income of $83,000 increased by $4,000 or 5% over the year-ago quarter. Interest expense decreased by $43,000 or 16% to $229,000 due mainly to principal repayments in the first quarter.

Net income was $27,000 compared with $419,000 in the corresponding quarter of the prior year which included the milestone payment of $1,500,000 from Johnson & Johnson.

Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 1998 were $24,623,000 compared with $24,180,000 at December 31, 1997, and working capital decreased to $2,649,000 from $4,357,000. In the same period, cash and cash equivalents decreased to $6,423,000 from $8,672,000. During the first three months of 1998, the Company's operating activities used $2,180,000 of cash. This principally related to an increase in receivables as a result of the launches of new products by corporate partners and the restructuring of the agreement with Avon to a royalty arrangement. The Company invested approximately $1,039,000 in product research and development and $876,000 in selling and marketing the Company's products and technologies.

Capital expenditures for the three months ended March 31, 1998 totaled $1,214,000 compared to $136,000 in the same period of the prior year. The increase in capital expenditures is mainly due to capital projects that will increase capacity in the Company's manufacturing facility in Lafayette, Louisiana. This is necessary in order to meet anticipated higher volume requirements. This plant expansion project is expected to be completed in the third quarter of 1998. In addition, the Company's lease on its facilities in Redwood City expired and the increase in capital expenditures also included leasehold improvements, primarily laboratories, in the Company's new facilities in Redwood City.

The Company has financed its operations, including product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including royalties, licensing fees and milestone payments, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

New Accounting Standards
------------------------

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three months ended March 31, 1998 and 1997, comprehensive income was the same as net income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" which is effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. In its consolidated financial statements for the year ending December 31, 1998, the Company will make the required disclosures.

PART II. OTHER INFORMATION
         -----------------

ITEM 1.  Legal Proceedings
         -----------------

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

The Company has denied liability, basing its defense on the assertion that obligations under the contract have been suspended, because the expected FDA approval of the Company's melanin-based product has not yet been forthcoming. The Company is vigorously defending the action, and has cross claimed for rescission of the contract and restitution of money paid thereunder, and for a declaratory judgment that it is not indebted to Biosource.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at March 31, 1998.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the three months ended March 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: May  14, 1998         By:  /s/ John J. Meakem, Jr.
     --------------                  -------------------------------
                                     John J. Meakem, Jr.
                                     Chairman, President and
                                     Chief Executive Officer



Date: May  14, 1998         By:  /s/ Michael O'Connell
     --------------                  -------------------------------
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