Form 10-Q
period 1998-06-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1998-08-12
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998


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
                                                       Yes  X     No
                                                           ---      ---
At July 31, 1998, the number of outstanding shares of the Company's common stock, par value $.01, was 19,968,058.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

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

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED BALANCE SHEETS (UNAUDITED)
------------------------------------

                                      June 30, 1998   December 31, 1997
                                      -------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  5,196,844      $  8,672,021
  Trade accounts receivable, net          5,260,681         3,388,665
  Inventory                               3,079,943         2,639,129
  Prepaid expenses and other                669,442           541,151
                                         ----------        ----------

   Total current assets                  14,206,910        15,240,966

Property and equipment, net               8,370,159         6,771,173
Deferred loan costs, net                    222,061           353,693
Prepaid license fees, net                    41,444            82,880
Goodwill and other intangible
  assets                                  1,386,812         1,477,542
Other long-term assets                      212,892           254,180
                                         ----------        ----------
                                       $ 24,440,278      $ 24,180,434
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,275,524      $  1,636,189
  Accrued expenses                        2,300,998         2,832,299
  Accrued melanin purchase
   commitments                            1,800,000         1,800,000
  Deferred revenues                       2,084,640         2,091,869
  Current portion - long-term debt        4,206,643         2,523,389
                                         ----------        ----------
Total current liabilities                11,667,805        10,883,746

Long-term debt                              124,062         3,055,460
                                         ----------        ----------
Total liabilities                        11,791,867        13,939,206
                                         ----------        ----------

Shareholders' equity:
  Common stock and common stock
   warrants                              84,658,778        82,505,394
  Accumulated deficit                   (72,010,367)      (72,264,166)
                                         ----------        ----------
Total shareholders' equity               12,648,411        10,241,228
                                         ----------        ----------
                                       $ 24,440,278      $ 24,180,434
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                     Three Months Ended                   Six Months Ended
                                     ------------------                   ----------------
                                June 30, 1998    June 30,1997      June 30, 1998    June 30, 1997
                                -------------    ------------      -------------    -------------

Product and technology
  revenues                      $ 5,097,722      $ 4,499,516       $ 9,669,620      $ 8,046,648
Milestone payment                        --               --                --        1,500,000
                                 ----------       ----------        ----------       ----------

Total revenues                    5,097,722        4,499,516         9,669,620        9,546,648

Cost of sales                     1,953,342        1,952,179         3,702,953        3,443,694

Operating expenses:
 Research & development           1,161,090          900,817         2,199,842        1,833,291
 Selling & marketing                738,896          949,069         1,614,726        2,122,881
 General & administration           865,411        1,069,705         1,592,101        1,912,999
                                 ----------       ----------        ----------       ----------

Total operating expenses          2,765,397        2,919,591         5,406,669        5,869,171
                                 ----------       ----------        ----------       ----------

Operating income (loss)             378,983         (372,254)          559,998          233,783

Interest income                      70,902           80,227           154,359          159,527

Interest expense                   (211,419)        (268,862)         (440,199)        (540,254)

Other expense, net                  (11,483)         (70,845)          (20,359)         (65,867)
                                 ----------       ----------        ----------       ----------

Net income (loss)               $   226,983      $  (631,734)      $   253,799      $  (212,811)
                                 ==========       ==========        ==========       ==========

Basic earnings (loss) per
  common share                  $      0.01      $     (0.03)      $      0.01      $     (0.01)
                                 ==========       ==========        ==========       ==========

Diluted earnings (loss) per
  common share                  $      0.01      $     (0.03)      $      0.01      $     (0.01)
                                 ==========       ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               19,877,164       18,577,599        19,727,206       18,491,867
                                 ==========       ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,585,182       19,697,625        20,494,607       19,721,408
                                 ==========       ==========        ==========       ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                    For the six months ended June 30,
                                    ---------------------------------
                                            1998             1997
                                         ----------       ----------

Cash flows from operating activities:
Net income (loss)                       $   253,799      $  (212,811)
 Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Depreciation and amortization            534,531          487,413
   Amortization of deferred loan costs      131,632          131,632
   Provision for deferred compensation       12,850          126,757
 Changes in operating assets and
  liabilities:
   Trade accounts receivable             (1,872,016)      (1,592,926)
   Inventory                               (440,814)        (533,896)
   Prepaid expenses and other              (128,291)         (98,026)
   Other assets                              41,288         (488,176)
   Accounts payable and accrued expenses   (904,816)        (342,329)
   Deferred revenues                         (7,229)       1,500,000
                                          ---------        ---------
Net cash used in operating activities    (2,379,066)      (1,022,362)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of fixed assets             (2,001,351)        (596,872)
   Purchases of marketable securities             -       (1,596,617)
   Maturities and sales of marketable
     securities                                   -        1,596,617
   Proceeds from assets held for sale             -        2,181,004
                                          ---------        ---------
Net cash (used in) provided by
 investing activities                    (2,001,351)       1,584,132
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants and
    issuance of restricted stock          2,043,749        2,071,923
   Proceeds from shares issued under
    the Employee Stock Purchase Plan        109,635                -
   Repayment of long-term debt           (1,248,144)        (578,268)

Net cash provided by financing            ---------        ---------
 activities                                 905,240        1,493,655
                                          ---------        ---------
Net (decrease) increase in cash and
 cash equivalents                        (3,475,177)       2,055,425

Cash and cash equivalents, beginning
 of the period                            8,672,021        5,394,509
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 5,196,844      $ 7,449,934
                                          =========        =========
Supplemental disclosure of non-cash
 financing transactions:
  Cash paid for interest                $   317,281      $   410,351
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 1998 AND 1997 (UNAUDITED)
----------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of June 30, 1998 and the results of their operations for the three and six months ended June 30, 1998 and 1997, and their cash flows for the six months ended June 30, 1998 and 1997.

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

(2)  Common Shares Outstanding and Earnings (Loss) Per Share
     --------------------------------------------------------
     Information
     -----------

Common stock outstanding as of June 30, 1998 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1997                               19,464,821
Warrants exercised                                  310,278
Options exercised                                    75,494
Restricted stock issued                             100,000
Shares issued under the Employee Stock
 Purchase Plan                                       17,465
                                                 ----------
Total shares                                     19,968,058
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:



                                     Three Months Ended                   Six Months Ended
                                     ------------------                   ----------------
                              June 30, 1998    June 30, 1997     June 30, 1998    June 30, 1997
                              -------------    -------------     -------------    -------------

Net income (loss) (numerator) $   226,983      $ (631,734)       $   253,799      $  (212,811)
                               ==========       =========         ==========       ===========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic          19,877,164       18,577,599        19,727,206       18,491,867
Effect of dilutive
 securities:
 Stock options and employee
  stock purchase plan             555,317          622,384           528,646          692,698
 Warrants                         152,701          497,642           238,755          536,843
                               ----------       ----------        ----------       ----------
 Weighted average shares
  outstanding - diluted        20,585,182       19,697,625        20,494,607       19,721,408
                               ==========       ==========        ==========       ==========

Earnings (loss) per
  share - basic               $      0.01      $     (0.03)      $      0.01      $     (0.01)
                               ==========       ==========        ==========       ==========

Earnings (loss) per
  share - diluted             $      0.01      $     (0.03)      $      0.01      $     (0.01)
                               ==========       ==========        ==========       ==========



The following options with expiration dates ranging from November 19, 2001 to June 5, 2008 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:




                                   Three Months Ended                 Six Months Ended
                                   ------------------                 ----------------
                             June 30, 1998    June 30, 1997     June 30, 1998    June 30, 1997
                             -------------    -------------     -------------    -------------

Number outstanding           812,417          883,104           827,917          832,500
Range of exercise prices     $7.75-$15.00     $7.75-$15.00      $7.75-$15.00     $8.125-$15.00




(3)  New Accounting Standards
     ------------------------

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three and six months ended June 30, 1998 and 1997, comprehensive income (loss) was the same as net income (loss).

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

In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Earlier application of all provisions of this Statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. The Company anticipates that adoption of this Statement will not have a material effect on the consolidated financial statements.

(4)  Inventory
     ---------

The major components of inventory are as follows:

                           June 30, 1998      December 31, 1997
                           -------------      -----------------
Raw materials and work-
  in-process                 $1,054,601           $  834,496
Finished goods                2,025,342            1,804,633
                              ---------            ---------
Total inventory              $3,079,943           $2,639,129
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

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at June 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended June 30, 1998 and
-------------------------------------------------------------------
1997
----

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

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) and Polytrap (R) delivery systems for use by customers in approximately 100 different personal care and cosmetic products. Under strategic alliance arrangements entered into with certain corporations, APS can receive an initial license fee, future milestone payments, royalties based on third party product sales or a share of partners' revenues, and revenues from the supply of Microsponge and Polytrap systems.

These strategic alliances are intended to provide the Company with the marketing expertise and/or financial strength of other companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate acceptable collaborative agreements in the future.

Product and technology revenues for the three months ended June 30, 1998 totaled $5,098,000 compared to $4,500,000 in the corresponding period of the prior year, representing an increase of $598,000 or 13%. This was due primarily to increased sales of proprietary cosmeceutical products, higher royalties from Johnson & Johnson for sales of Retin-A(R) Micro (TM), and a license fee for the mass distribution of a retinol formulation.

Gross profit for the second quarter of 1998 of $3,144,000 represented 62% of product and technology revenues, an increase of five percentage points from the gross profit in the corresponding quarter of the prior year. This was primarily attributable to an increase in royalties from Johnson & Johnson for sales of Retin-A Micro which was launched in March 1997, a license fee for the mass distribution of a retinol formulation and an increase in revenues from higher margin proprietary cosmeceutical products.

Research and development expenses increased by $260,000 or 29% to $1,161,000 due mainly to increased headcount and expenses resulting from the Company's move to new R&D facilities during the first quarter of 1998. Selling and marketing expense decreased by $210,000 or 22% to $739,000 as a result of a reduction in headcount and outside services. General and administrative expense decreased by $204,000 or 19% to $865,000 due mainly to decreased use of consultants and outside services.

Interest income of $71,000 decreased by $9,000 or 12% over the year-ago quarter due to lower average cash balances. Interest expense decreased by $57,000 or 21% to $211,000 due mainly to debt principal repayments in the past year.

Net income for the second quarter of 1998 was $227,000 compared to a net loss of $632,000 in the corresponding quarter of the prior year.

Results of Operations for the Six Months Ended June 30, 1998 and 1997
---------------------------------------------------------------------

Product and technology revenues for the six months ended June 30, 1998 totaled $9,670,000, an increase of $1,623,000 or 20% over the corresponding period in the prior year. This was mainly due to increased sales of proprietary cosmeceutical products, the receipt of a license fee for a mass marketing agreement for a retinol formulation and increased royalties from Johnson & Johnson for Retin-A Micro, which was launched in March 1997. Total revenues for the first six months of the prior year also included a milestone payment of $1,500,000 from Johnson & Johnson upon receipt of marketing approval from the FDA for Retin-A Micro in February 1997.

Gross profit on product and technology revenues for the first half of 1998 was $5,967,000, an increase of $1,364,000 or 30% over the same period in the prior year. This was primarily due to increased sales of higher margin proprietary cosmeceutical products which have been launched by corporate partners in the course of the last year, a license fee for a mass marketing agreement and increased royalties from Johnson & Johnson for sales of Retin-A Micro.

Research and development expense increased by $367,000 or 20% due mainly to increased headcount and expenses resulting from the Company's move to new research & development facilities during the first quarter of 1998. Selling and marketing expenses decreased by $508,000 or 24% to $1,615,000 primarily as a result of reduced headcount, reduced outside services and one-time expenses related to the relocation of a senior executive in the year-ago period. General and administrative expenses decreased by $321,000 or 17% due mainly to decreased use of outside services.

Interest expense for the first six months of 1998 decreased by $100,000 due to debt principal repayments in the past year.

Net income for the first six months of 1998 was $254,000 compared with a net loss of $213,000 in the corresponding period of the prior year which included the milestone payment of $1,500,000 from Johnson &
Johnson.

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 1998 were $24,440,000 compared with $24,180,000 at December 31, 1997, and working capital decreased to $2,539,000 from $4,357,000, mainly due to an increase in the current portion of long-term debt. In the same period, cash and cash equivalents decreased to $5,197,000 from $8,672,000. During the first six months of 1998, the Company's operating activities used $2,379,000 of cash. This principally related to an increase in receivables as a result of increased shipments for the launches of new products by corporate partners. The Company invested approximately $2,200,000 in product research and development and $1,615,000 in selling and marketing the Company's products and technologies.

Capital expenditures for the six months ended June 30, 1998 totaled $2,001,000 compared to $597,000 in the same period of the prior year. The increase in capital expenditures is mainly due to on-going capital projects that will increase capacity in the Company's manufacturing facility in Lafayette, Louisiana in order to meet anticipated higher volume requirements. This plant expansion project is expected to be completed in 1998. In addition, the Company's lease on its facilities in Redwood City expired and the increase in capital expenditures also included leasehold improvements, primarily laboratories, in the Company's new facilities in Redwood City.

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

In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Earlier application of all provisions of this Statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. The Company anticipates that adoption of this Statement will not have a material effect on the consolidated financial statements.


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

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at June 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's annual shareholder's meeting was held on June 10, 1998, at which the following proposals were approved:

Proposal I:   Election of the following Directors:

                                  Votes For       Votes Withheld
                                  ---------       --------------
John J. Meakem, Jr.               16,799,644      893,109
 Chairman of the Board
Carl Ehmann                       16,798,095      894,658
Jorge Heller                      16,798,640      894,113
Peter Riepenhausen                16,800,245      892,508
Toby Rosenblatt                   16,798,840      893,913
Gregory Turnbull                  16,796,395      896,358
Charles Anthony Wainwright        16,797,840      894,913
Dennis Winger                     16,798,845      893,908


Proposal II: To amend the Company's 1992 Stock Plan (i) to increase by 750,000 the number of shares of common stock reserved for issuance under the plan; and (ii) to provide for grants of restricted stock awards under the plan.

Votes For     Votes Against     Abstentions & Broker Non-Votes
---------     -------------     ------------------------------

15,918,362    1,583,068         191,323


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the six months ended June 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: August 12, 1998         By:  /s/ John J. Meakem, Jr.
      ---------------              --------------------------------
                                       John J. Meakem, Jr.
                                       Chairman, President and
                                       Chief Executive Officer



Date: August 12, 1998         By:  /s/ Michael O'Connell
      ---------------              --------------------------------
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