Form 10-Q
period 1998-09-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1998-11-13
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998


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
                                                       Yes  X     No
                                                           ---      ---
At October 30, 1998, the number of outstanding shares of the Company's common stock, par value $.01, was 19,991,207.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED BALANCE SHEETS (UNAUDITED)
------------------------------------

                                 September 30, 1998   December 31, 1997
                                 ------------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  3,437,784       $  8,672,021
  Trade accounts receivable, net          5,940,254          3,388,665
  Inventory                               2,831,239          2,639,129
  Prepaid expenses and other              1,145,521            541,151
                                         ----------         ----------

   Total current assets                  13,354,798         15,240,966

Property and equipment, net               8,596,823          6,771,173
Deferred loan costs, net                    156,245            353,693
Prepaid license fees, net                    20,726             82,880
Goodwill and other intangible
  assets                                  1,392,575          1,477,542
Other long-term assets                      182,891            254,180
                                         ----------         ----------
                                       $ 23,704,058       $ 24,180,434
                                         ==========         ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,167,231       $  1,636,189
  Accrued expenses                        1,866,251          2,832,299
  Accrued melanin purchase
   commitments                            1,800,000          1,800,000
  Deferred revenues                         450,000            348,000
  Current portion - long-term debt        3,672,270          2,523,389
                                         ----------         ----------
Total current liabilities                 8,955,752          9,139,877

Deferred revenues                         1,493,094          1,743,869
Long-term debt                               24,295          3,055,460
                                         ----------         ----------
Total liabilities                        10,473,141         13,939,206
                                         ----------         ----------

Shareholders' equity:
  Common stock and common stock
   warrants                              84,719,333         82,505,394
  Accumulated deficit                   (71,488,416)       (72,264,166)
                                         ----------         ----------
Total shareholders' equity               13,230,917         10,241,228
                                         ----------         ----------
                                       $ 23,704,058       $ 24,180,434
                                         ==========         ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------    -------------------------------
                                 1998             1997              1998             1997
                                 ----             ----              ----             ----

Product and technology
  revenues                      $ 5,152,862      $ 4,136,606       $14,822,482      $12,183,254
Milestone payment                        --               --                --        1,500,000
                                 ----------       ----------        ----------       ----------

Total revenues                    5,152,862        4,136,606        14,822,482       13,683,254

Cost of sales                     1,950,668        1,757,132         5,653,621        5,200,826

Operating expenses:
 Research & development             996,052          915,361         3,195,894        2,748,652
 Selling & marketing                684,585          873,450         2,299,311        2,996,331
 General & administration           859,585          818,826         2,451,686        2,731,825
                                 ----------       ----------        ----------       ----------

Total operating expenses          2,540,222        2,607,637         7,946,891        8,476,808
                                 ----------       ----------        ----------       ----------

Operating income (loss)             661,972         (228,163)        1,221,970            5,620

Interest income                      51,001          100,579           205,360          260,106

Interest expense                   (193,127)        (260,705)         (633,326)        (800,959)

Other income (expense), net           2,105           (6,978)          (18,254)         (72,845)
                                 ----------       ----------        ----------       ----------

Net income (loss)               $   521,951      $  (395,267)      $   775,750      $  (608,078)
                                 ==========       ==========        ==========       ==========

Basic earnings (loss) per
  common share                  $      0.03      $     (0.02)      $      0.04      $     (0.03)
                                 ==========       ==========        ==========       ==========

Diluted earnings (loss) per
  common share                  $      0.03      $     (0.02)      $      0.04      $     (0.03)
                                 ==========       ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               19,969,391       18,895,691        19,807,934       18,626,475
                                 ==========       ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,248,716       19,927,911        20,349,075       19,732,955
                                 ==========       ==========        ==========       ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                    For the nine months ended September 30,
                                    ---------------------------------------
                                            1998             1997
                                         ----------       ----------

Cash flows from operating activities:
Net income (loss)                       $   775,750      $  (608,078)
 Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Depreciation and amortization            761,470          725,224
   Amortization of deferred loan costs      197,448          197,448
   Provision for deferred compensation       77,204          171,757
 Changes in operating assets and
  liabilities:
   Trade accounts receivable             (2,551,589)      (1,499,214)
   Inventory                               (192,110)        (576,115)
   Prepaid expenses and other              (604,370)        (115,398)
   Other assets                              71,289         (490,577)
   Accounts payable and accrued expenses (1,462,282)        (205,756)
   Deferred revenues                       (148,775)       1,500,000
                                          ---------        ---------
Net cash used in operating activities    (3,075,965)        (900,709)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of fixed assets             (2,439,999)      (1,257,731)
   Purchases of marketable securities             -       (1,596,617)
   Maturities and sales of marketable
     securities                                   -        1,596,617
   Proceeds from assets held for sale             -        2,181,004
                                          ---------        ---------
Net cash (used in) provided by
 investing activities                    (2,439,999)         923,273
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants and
    issuance of restricted stock          2,054,376        4,003,203
   Proceeds from shares issued under
    the Employee Stock Purchase Plan        109,635                -
   Repayment of long-term debt           (1,882,284)        (876,408)
                                          ---------        ---------
Net cash provided by financing

 activities                                 281,727        3,126,795
                                          ---------        ---------
Net (decrease) increase in cash and
 cash equivalents                        (5,234,237)       3,149,359

Cash and cash equivalents, beginning
 of the period                            8,672,021        5,394,509
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 3,437,784      $ 8,543,868
                                          =========        =========
Supplemental disclosure of non-cash
 financing transactions:
  Cash paid for interest                $   448,026      $   605,019
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of September 30, 1998 and the results of their operations for the three and nine months ended September 30, 1998 and 1997, and their cash flows for the nine months ended September 30, 1998 and 1997.

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

(2)  Common Shares Outstanding and Earnings (Loss) Per Share
     --------------------------------------------------------
     Information
     -----------

Common stock outstanding as of September 30, 1998 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1997                               19,464,821
Warrants exercised                                  310,278
Options exercised                                    77,494
Restricted stock issued                             100,000
Shares issued under the Employee Stock
 Purchase Plan                                       17,465
                                                 ----------
Total shares                                     19,970,058
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:



                              Three Months Ended September 30,   Nine Months Ended September 30,
                              -------------------------------    -------------------------------
                                   1998             1997              1998             1997
                                   ----             ----              ----             ----

Net income (loss) (numerator) $  521,951       $(395,267)        $  775,750        $ (608,078)
                               ==========       =========         ==========       ==========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic          19,969,391       18,895,691        19,807,934       18,626,475
Effect of dilutive
 securities:
 Stock options and employee
  stock purchase plan             142,023          608,896           393,347          665,831
 Warrants                         137,302          423,324           147,794          440,649
                               ----------       ----------        ----------       ----------
 Weighted average shares
  outstanding - diluted        20,248,716       19,927,911        20,349,075       19,732,955
                               ==========       ==========        ==========       ==========

Earnings (loss) per
  share - basic               $      0.03      $     (0.02)      $      0.04      $     (0.03)
                               ==========       ==========        ==========       ==========

Earnings (loss) per
  share - diluted             $      0.03      $     (0.02)      $      0.04      $     (0.03)
                               ==========       ==========        ==========       ==========



The following options with expiration dates ranging from November 19, 2001 to June 23, 2008 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:



                                 Three Months Ended                  Nine Months Ended
                                    September 30,                      September 30,
                                 ------------------                  -----------------
                                 1998             1997              1998             1997
                                 ----             ----              ----             ----

Number outstanding             1,844,556        859,955           1,185,630        818,024
Range of exercise prices     $5.63-$15.00     $7.75-$15.00      $6.82-$15.00     $8.125-$15.00




(3)  Comprehensive Income
     --------------------

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three and nine months ended September 30, 1998 and 1997, comprehensive income (loss) was the same as net income (loss).

(4)  New Accounting Standards
     ------------------------

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

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle. Earlier application is encouraged. The Company will adopt SOP 98-5 in its fiscal year beginning January 1, 1999. The Company anticipates that adoption of this SOP will not have a material effect on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of
(a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this Statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. The Company anticipates that adoption of this Statement will not have a material effect on the consolidated financial statements.

(5)  Inventory
     ---------

The major components of inventory are as follows:

                         September 30, 1998      December 31, 1997
                         ------------------      -----------------
Raw materials and work-
  in-process                 $  796,190             $  834,496
Finished goods                2,035,049              1,804,633
                              ---------              ---------
Total inventory              $2,831,239             $2,639,129
                              =========              =========

(6)  Legal Proceedings
     -----------------

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

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at September
30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Overview
--------

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

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) and Polytrap(R) delivery systems for use by customers in approximately 100 different personal care and cosmetic products. Under strategic alliance arrangements entered into with certain corporations, APS can receive an initial license fee, future milestone payments, royalties based on third party product sales or a share of partners' revenues, and revenues from the supply of Microsponge and Polytrap systems.

These strategic alliances are intended to provide the Company with the marketing expertise and/or financial strength of other companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate acceptable collaborative agreements in the future.

Results of Operations for the Three Months Ended September 30, 1998 and
-----------------------------------------------------------------------
1997
----

Product and technology revenues for the three months ended September 30, 1998 totaled $5,153,000 compared to $4,137,000 in the corresponding quarter of the prior year, representing an increase of $1,016,000 or 25%. This was due primarily to increased sales of proprietary cosmeceutical products including two new product launches, increased royalties from Johnson & Johnson on higher sales of Retin-A(R) Micro
(TM), and upfront technology revenues received from new corporate partners for access to new products.

Gross profit for the third quarter of 1998 of $3,202,000 represented 62% of product and technology revenues, an increase of four percentage points over the corresponding quarter of the prior year. This was primarily attributable to increased royalties from Johnson & Johnson, an increase in revenues from higher margin cosmeceutical products and license fees received from new corporate partners in the quarter.

Total operating expenses for the three months ended September 30, 1998 decreased by $67,000 or 3% to $2,540,000 compared to the corresponding period of the prior year.

Research and development expense increased by $81,000 or 9% to $996,000 due mainly to increased headcount, clinical studies and increased expenditure in the companies new bioerodible technologies. This was offset by a decrease in selling and marketing expense of $189,000 or 22% to $685,000 due to decreased headcount. General and administrative expense increased by $41,000 or 5% to $860,000 due mainly to a modest increase in the use of outside services.

Operating income for the three months ended September 30, 1998 totaled $662,000 compared to an operating loss of $228,000 in the year-ago period, an improvement of $890,000.

Interest income decreased by $50,000 or 49% to $51,000 compared with the corresponding quarter of the prior year due to lower interest rates on lower average cash balances. Interest expense decreased by $68,000 or 26% to $193,000 due mainly to scheduled debt principal repayments.

Net income for the quarter was $522,000 compared to a net loss in the third quarter of the prior year of $395,000.

Results of Operations for the Nine Months Ended September 30, 1998 and
----------------------------------------------------------------------
1997
----

Product and technology revenues for the nine months ended September 30, 1998 totaled $14,822,000, an increase of $2,639,000 or 22% over the corresponding period of the prior year. This increase was mainly due to increased sales of cosmeceutical products, increased royalties from Johnson & Johnson on sales of Retin-A Micro and upfront technology revenues received from new corporate partners for access to new products. Total revenues for the first nine months of 1997 also included a milestone payment of $1,500,000 from Johnson & Johnson upon receipt of marketing clearance from the FDA for Retin-A Micro in February 1997.

Gross profit on product and technology revenues for the first nine months of 1998 was $9,169,000, an increase of $2,186,000 or 31% over the corresponding period of the prior year. As a percentage of sales, gross profit increased by five percentage points to 62%. The increase was due primarily to increased sales of higher margin cosmeceutical products, increased royalties from Johnson & Johnson on sales of Retin-A Micro and license fees paid by new corporate partners for access to new products.

Total operating expenses for the nine months ended September 30, 1998 decreased by $530,000 or 6% to $7,947,000 compared to the corresponding period of the prior year.

Research and development expense for the nine months period increased by $447,000 or 16% due mainly to increased headcount, increased expenditure in new technology and expenses resulting from the Company's move to new facilities in the first quarter of 1998. This was offset by a decrease in selling and marketing expense of $697,000 or 23% to $2,299,000 due to decreased headcount and one-time expenses related to the relocation of a senior executive in the year-ago period. General and administrative expense decreased by $280,000 or 10% due mainly to a continued decrease in the use of outside services.

Operating income for the nine month period ended September 30, 1998 totaled $1,222,000, an increase of $1,216,000 over the corresponding period of the prior year.

Interest income decreased by $55,000 or 21% to $205,000 for the nine month period due mainly to lower interest on lower cash balances.
Interest expense decreased by $168,000 or 21% to $633,000 due to scheduled debt principal repayments.

Net income for the nine months ended September 30, 1998 amounted to $776,000 compared to a loss of $608,000 in the corresponding period of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 1998 were $23,704,000 compared with $24,180,000 at December 31, 1997, and working capital decreased to $4,399,000 from $6,101,000, mainly due to an increase in the current portion of long-term debt. In the same period, cash and cash equivalents decreased to $3,438,000 from $8,672,000. During the first nine months of 1998, the Company's operating activities used $3,076,000 of cash. This principally related to an increase in receivables as a result of increased shipments for the launches of new products by corporate partners. The Company invested approximately $3,196,000 in product research and development and $2,299,000 in selling and marketing the Company's products and technologies.

Capital expenditures for the nine months ended September 30, 1998 totaled $2,440,000 compared to $1,258,000 in the same period of the prior year. The increase in capital expenditures is mainly due to capital projects that have increased capacity and improved automation in the Company's manufacturing facility in Lafayette, Louisiana in order to meet anticipated higher volume requirements. This plant expansion and modernization project has now been completed. In addition, the Company's lease on its facilities in Redwood City expired and the increase in capital expenditures also included leasehold improvements, primarily laboratories, in the Company's new facilities in Redwood City.

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

Year 2000 Compliance
--------------------

The Company is conducting a comprehensive review of its internal computer systems to ensure these systems are adequate to address the issues expected to arise in connection with the Year 2000. These issues include the possibility that software which uses only the last two digits to refer to the year will no longer function properly for years that begin with 20 rather than 19 . In addition, the Company plans to review the status of its customers and suppliers with regard to this issue and assess the potential impact of non-compliance by such parties on the Company's operations.

The Company has developed a phased program to address Year 2000 issues. The first phase consists of identifying necessary changes to application software used by the Company. The Company utilizes an integrated ERP system for the majority of its manufacturing and financial systems and has received the Year 2000 compliant version of the software from the vendor. Implementation of the upgraded software was completed on September 30, 1998.

The second phase consists of determining whether Company systems not addressed in Phase One (including non-IT systems) are year 2000 compliant. The second phase is expected to be complete by the first quarter of 1999 for critical systems and the second quarter of 1999 for non-critical systems.

The third phase consists of determining the extent to which the Company may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. While the Company expects to complete efforts to seek reassurance from its suppliers and service providers by the second quarter of 1999, there can be no assurance that the systems of other companies with which the Company deals or on which the Company's systems rely will be converted on a timely basis, or that any such failure to convert by another company could not have an adverse effect on the Company.

Based on current estimates, management expects the total cost to remediate non-compliant systems will be less than $650,000
(approximately $510,000 of which has been incurred to date). The estimate may change materially as the Company continues to review and audit the result of its work.

The Company has not yet developed any formal contingency plans for addressing any problems which may result if the work performed in phase two does not successfully resolve all issues by the Year 2000.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers and suppliers, to remediate year 2000 problems in their IT and non-IT systems would also have a material adverse impact on the operations of the Company.



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

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements considering amounts accrued at September 30, 1998.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the nine months ended September 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: November 12, 1998       By:  /s/ John J. Meakem, Jr.
      -----------------            --------------------------------
                                       John J. Meakem, Jr.
                                       Chairman, President and
                                       Chief Executive Officer



Date: November 12, 1998       By:  /s/ Michael O'Connell
      -----------------            --------------------------------
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