Form 10-K
period 1998-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-03-30
CIK 818033

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998  or

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
                                                    Yes [X]  No [  ]
                                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K.                                                               [X]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 1999, was $64,091,712.
(1)

As of February 28, 1999, 19,993,311 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 6,500,319 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 28, 1999. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

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

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

To the extent that this report discusses future financial projections, information or expectations about our products or markets, or otherwise makes statements which are not historical fact, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, the costs associated with new product introductions, as well as other factors described below under the headings "APS Technology", "Products", "Manufacturing", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition".
In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

THE COMPANY
-----------

Advanced Polymer Systems, Inc. and subsidiaries ("APS" or the "Company") is using its patented Microsponge(R) delivery systems and related proprietary technologies to enhance the safety, effectiveness and aesthetic quality of topical prescription, over-the-counter ("OTC") and personal care products. The Company is currently manufacturing and selling Microsponge systems for use by corporate customers in approximately 100 different skin care products sold worldwide. APS holds 197 issued U.S. and foreign patents on its technology and has over 52 other patent applications pending.

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

In February 1997, the Company received FDA approval for the first ethical pharmaceutical product based on its patented Microsponge technology Retin A(R)-Micro(TM) which has been licensed to Ortho-McNeil Pharmaceutical Corporation, a member of the Johnson & Johnson ("J&J") family of companies. This product was launched in March 1997. In September 1994, the Company submitted a New Drug Application ("NDA") for a melanin-Microsponge sunscreen. The NDA was found to be non-approvable pending additional information which the Company would need to generate.

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

Effective January 1997, the Company licensed certain of its consumer products to Lander Company in the United States and Canada in return for guaranteed minimum royalties and revenues from the sale of Microsponge systems. Lander is responsible for all aspects of commercialization including selling, marketing, manufacturing, distribution and customer service.

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

Polytrap(R) Systems. In January 1996, the Company signed a definitive agreement with Dow Corning Corporation to acquire full rights to Dow Corning's Polytrap technology and full responsibility for the continuing commercialization of Polytrap systems in exchange for 200,000 shares of APS common stock. Polytrap systems are designed to: 1) absorb skin oils and eliminate shine, 2) provide a smooth and silky feel to product formulation, 3) entrap and deliver various ingredients in personal care products and 4) convert liquids into powders.

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

PRODUCTS
--------

APS is currently focusing its efforts primarily on the ethical dermatology, OTC skin care and personal care markets in which Microsponge and Polytrap systems can provide substantial advantages. Certain additional applications for the Company's technology are also under development, as noted below.

Ethical Dermatology
-------------------

APS defines "ethical dermatology" products as prescription and non-prescription drugs that are promoted primarily through the medical profession for the prevention and treatment of skin problems or diseases. The Company is developing several ethical dermatology products which will require approval of the FDA before they can be sold in the United States. Although these pharmaceuticals are likely to take longer to reach the marketplace than OTC and personal care products due to the regulatory approval process, the Company believes that the benefits offered by Microsponge delivery systems will allow valuable product differentiation in this large and potentially profitable market. Results from various human clinical studies reaffirm that this technology offers the potential to reduce the drug side effects, maintain the therapeutic efficacy and potentially increase patient compliance with the treatment regimen. The following ethical dermatology products have been developed or are under development by APS:

Tretinoin Acne Medication. In February 1997, the Company received FDA approval for Microsponge-entrapped tretinoin for improved acne treatment. This submission to the FDA represented the culmination of an intensive research and clinical development program involving approximately 1,150 patients. Tretinoin has been marketed in the U.S. by Ortho Dermatological, a Johnson & Johnson subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. The Company believes its patented approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A(R) Micro (TM).

Melanin-Microsponge Sunscreen. APS has developed a sun protectant designed to provide protection against the sun's UVA rays as well as protection from the burning UVB rays. This unique APS product candidate incorporates the Company's melanin-Microsponge system containing genetically engineered melanin, a natural pigment found in skin.

The Company filed its NDA in September 1994 for marketing clearance. The NDA was found to be non-approvable pending additional information which the Company would need to generate. There can be no assurance that U.S. FDA approval will be received. The Company has, however, begun to commercialize melanin-Microsponge systems through strategic partners in Europe and South America, where regulatory approval is not required for the sale of sunscreen products.

5-Fluorouracil. Another ethical dermatology product candidate, Microsponge-entrapped 5-Fluorouracil ("5-FU"), was the subject of an Investigational New Drug ("IND") filing in early 1995. 5-FU is an effective chemotherapeutic agent for treating actinic keratosis, a pre-cancerous, hardened-skin condition caused by excessive exposure to sunlight. However, patient compliance with the treatment regimen is poor, due to significant, adverse side effects. Through a joint agreement with Dermik, a subsidiary of Rhone-Poulenc Rorer, the Company is developing a Microsponge-enhanced topical formulation that potentially offers a less irritating solution for treating actinic keratosis. Phase III clinical studies have been completed and Dermik is preparing for the filing of an NDA in 1999.

Cosmeceutical Products
---------------------

Retinol. Retinol is a highly pure form of Vitamin A which has demonstrated a remarkable ability to maintain the skin's youthful appearance. However, it has been commercialized on only a limited basis because it becomes unstable when mixed with other ingredients. APS has been able to stabilize retinol in a formulation which is cosmetically elegant and which has a low potential for skin irritation. The Company has executed agreements with eight companies, each of which has marketing strength in a particular channel of distribution. The channels for which the Company has licensed retinol are direct marketing (Avon), dermatologists (Medicis), salons and spas (Sothys), plastic surgery (BioMedic), prestige (La Prairie), mass (Scott's Liquid Gold) and through infomercials (Guthy Renker). The Company retains full rights to alternate channels of distribution. Additionally, the Company formed an alliance with R.P. Scherer to develop and commercialize unit-dose skin care treatments for aging skin using retinol and possibly other vitamins.

In May 1997, the Company entered into an agreement under which it licensed exclusive rights to broad-based patents covering the topical use of Vitamin K. The Company has developed various Vitamin K formulations that it is planning to license to marketing partners in a variety of distribution channels.

Personal Care and OTC Products
------------------------------

APS technologies are ideal for skin and personal care products. They can retain several times their weight in liquids, respond to a variety of release stimuli, and absorb large amounts of excess skin oil, all while retaining an elegant feel on the skin's surface. In fact, APS technologies are currently employed in approximately 100 products sold by major cosmetic and toiletry companies worldwide. Among these products are skin cleansers, conditioners, oil control lotions, moisturizers, deodorants, razors, lipsticks, makeup, powders, and eye shadows.

Entrapping cosmetic ingredients in APS' proprietary Microsponge delivery systems offers several advantages, including improved physical and chemical stability, greater available concentrations, controlled release of the active ingredients, reduced skin irritation and sensitization, and unique tactile qualities.

Other Product Applications
--------------------------

While not the principal focus of APS development efforts, other products could benefit from the value-added application of the Company's polymer technology. To date, the Company has applied its technology to its analytical standards business.

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

The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge systems and related technologies. The Company initiated a plant expansion project during 1997 in anticipation of higher volume requirements. This was completed during 1998. APS also has established relationships with contract manufacturers which provide second-source production capabilities. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' capital resources to other areas, such as product development and marketing. All products are manufactured according to CGMP. In addition, APS has a process development pilot plant in its Louisiana facility.

MARKETING
---------

A key part of APS' business strategy is to ally the Company with major marketing partners. The Company has therefore negotiated several agreements covering Microsponge delivery systems, the supply of entrapped ingredients, and the marketing of formulated products. To create an incentive for APS to develop products as quickly as possible, these development and license agreements provide, in some cases, for substantial payments by the client companies during the period of product development and test marketing. Additionally, some agreements provide for non-refundable payments on the achievement of certain key milestones, royalties on sales of formulated products, and minimum annual payments to maintain exclusivity.

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

The Company's key relationships are set forth below:

Johnson & Johnson Inc. In May 1992, APS and Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, entered into a development and license agreement related to tretinoin-based products incorporating APS' Microsponge technology. As part of the agreement, certain license fees and milestone payments were paid by Ortho to APS. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APS Microsponge system. Ortho's exclusivity will continue as long as certain annual minimum royalty payments are made.

In February 1997, APS received FDA approval for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product is being marketed by Ortho Dermatological beginning March 1997 as Retin-A(R) Micro
(TM). APS received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment which was recognized as revenue in 1997 and half is prepaid royalties which was recorded as deferred revenues.

Rhone-Poulenc Rorer. In March 1992, APS and Rhone-Poulenc Rorer ("RPR") restructured their 1989 joint venture agreement. Under the new terms, RPR received 705,041 shares of APS stock. Furthermore, RPR agreed to continue funding the exploration and development of certain dermatology applications of APS' technology. Product applications include a 5-FU treatment for pre-cancerous actinic keratosis. In 1995, RPR filed an IND application to begin human clinical testing of 5-FU. Phase III clinical trials have been completed and RPR is preparing for the filing of an NDA in 1999.

Lander Company. Effective January 1997, APS established a strategic alliance with Lander under which Lander was granted full marketing rights in the United States and Canada to Microsponge-based Exact(R) acne medications, Take-Off facial cleansers, Everystep(R) Foot Powder, as well as in-licensed consumer products. Under terms of the agreement, Lander is responsible for all aspects of commercialization including selling, marketing, manufacturing, distribution and customer service. APS receives guaranteed minimum royalties and revenues from the sale of Microsponge systems.

Avon. In August 1996, APS signed a license and supply agreement with Avon under which APS is providing Avon with a formulation incorporating Microsponge delivery systems and retinol, an ingredient developed to improve the appearance of aging skin. Under terms of the agreement, APS received upfront, non-refundable licensing fees and will receive manufacturing revenues on supply of product. In 1998, the Company announced that Avon had launched a second product using the Company's Microsponge systems technology.

Medicis. In October 1996, APS entered into an agreement with Medicis Pharmaceutical Corporation for the commercialization of certain dermatology products. Medicis is responsible for marketing two APS developed products in the United States. In return, APS received upfront, non-refundable licensing fees and a share of revenues, with guaranteed minimums. In November 1997, the Company licensed Vitamin K to Medicis for sale in the U.S. to dermatologists.

La Prairie. In October 1997, APS signed an agreement with La Prairie, a subsidiary of Beiersdorf AG for the supply of certain Microsponge-based formulations for the prestige high-end channel of distribution. La Prairie also provided funding for research and development for new products. Products subject to this agreement were shipped in the first quarter of 1998.

Pharmacia and Upjohn. In January 1998, the Company announced an agreement with Pharmacia and Upjohn to develop and commercialize a new product for a major global category in return for R&D fees and reimbursement of expenses. Advanced Polymer's Microsponge system technology will be utilized to deliver a proprietary Pharmacia and Upjohn therapeutic agent topically.

Scott's Liquid Gold. In June 1998, APS signed an agreement with Scott's Liquid Gold under which APS provides Scott's with products incorporating a Microsponge-based retinol formulation for the mass channel. Under terms of the agreement, APS received an upfront, non-refundable license fee and receives manufacturing revenues on the supply of product, which commenced in the third quarter of 1998.

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

PATENTS AND TRADE SECRETS
-------------------------

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APS has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company received U.S. patent protection for its basic Microsponge system in 1987 and now has a total of 43 issued U.S. patents and an additional 154 issued foreign patents. The Company has over 52 pending patent applications worldwide.

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

HUMAN RESOURCES
---------------

As of February 28, 1999, the Company had 90 full-time employees, 5 of whom hold PhDs. There were 31 employees engaged in research and development and quality control, 34 in manufacturing and production activities and 25 working in customer service, finance, marketing, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.

Item  2.  PROPERTIES

The Company occupies 26,067 square feet of laboratory, office and warehouse space in Redwood City, California and 2,800 square feet of office space in Greenwich, Connecticut. The annual rent expense for the Redwood City facility is approximately $641,000. The annual rent expense for the Greenwich office is approximately $76,000.

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

In November, 1997 Biosource Technologies, Inc. ("Biosource") filed a complaint against the Company in the San Mateo Superior Court. Biosource claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid Biosource $300,000 in January, 1999. The remaining $1,000,000 is payable by any combination of cash and/or the issuance of shares of the Company's Common Stock. The settlement agreement also provides for the termination of the license and supply agreement between the parties.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Shares of the Company's common stock trade on the Nasdaq National Market, under the symbol APOS. As of February 28, 1999, there were 565 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


1998             High      Low      1997               High     Low
----------------------------------------------------------------------
First Quarter   9 3/8      5 15/16  First Quarter     10 3/8    7 3/8
Second Quarter  9          5 7/8    Second Quarter     8 1/2    6 7/8
Third Quarter   7 1/4      3 7/8    Third Quarter      8 5/8    6 7/8
Fourth Quarter  7 1/8      4        Fourth Quarter     8 3/4    6


Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31                        1998      1997      1996      1995      1994
--------------------------------------------------------------------------------
Statements of Operations Data
-----------------------------
Product revenues                 $13,637    12,442     6,138     5,803    5,093
Royalties, license fees and
  R&D fees                         6,354     4,391     2,059       451    1,402
Consumer products                     --        --    10,468     9,104    9,389
Milestone payments                    --     1,500        --       750       --
Cost of sales                      7,127     7,164    10,772    11,047   10,149
Research and development, net      4,382     3,740     3,506     4,139    6,334
Selling, marketing and
  advertising                      2,999     3,806     8,455     6,560    5,669
General and administrative         3,009     3,552     2,984     3,082    2,844
Loss on purchase commitment,
  including related inventory         --        --     1,400       600      685
Net income (loss)                  1,896      (683)   (9,378)   (9,359)  (9,759)

Basic earnings (loss) per
  common share                      0.10     (0.04)    (0.52)    (0.57)   (0.65)
Diluted earnings (loss) per
  common share                      0.09     (0.04)    (0.52)    (0.57)   (0.65)
Weighted average common
  shares outstanding - basic      19,854    18,779    17,987    16,459   15,018
Weighted average common
  shares outstanding - diluted    20,381    19,815    19,494    16,953   15,401


Balance Sheet Data
------------------

Working capital                  $ 5,302     6,143     4,550     5,726    5,641
Total assets                      23,081    24,180    18,444    23,082   23,508
Long-term debt, excluding
  current portion                     --     3,055     5,579     6,355      979
Shareholders' equity              14,535    10,241     5,010     5,233   11,786


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(Dollar amounts are rounded to nearest thousand)

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------

                              For the Years Ended December 31,  Annual % Change
                              --------------------------------  ---------------
                                 1998      1997      1996       98/97    97/96
                                ------    ------    ------      -----    -----

Product revenues               $13,637    12,442     6,138        10%     103%
Royalties, license fees and
  R&D fees                       6,354     4,391     2,059        45%     113%
Consumer products                   --        --    10,468        --%    (100%)
Milestone payment                   --     1,500        --      (100%)     --%
                                ------    ------    ------      -----    -----
  Total revenues                19,991    18,333    18,665         9%      (2%)

Cost of sales                    7,127     7,164    10,772        (1%)    (33%)
Research and development, net    4,382     3,740     3,506        17%       7%
Selling and marketing            2,999     3,806     5,405       (21%)    (30%)
Advertising and promotion           --        --     3,050        --%    (100%)
General and administrative       3,009     3,552     2,984       (15%)     19%
Loss on purchase commitments,
  Including related inventory       --        --     1,400        --%    (100%)


                                    1998        1997        1996
                                    ----        ----        ----
Expenses expressed as a percentage
  of total revenues excluding
  milestone payment:
Cost of sales                        36%         43%         58%
Research and development, net        22%         22%         19%
Selling and marketing                15%         23%         29%
Advertising and promotion            --          --          16%
General and administrative           15%         21%         16%
Loss on purchase commitments,
  including related inventory        --          --           8%

Results of Operations for the years ended December 31, 1998 and 1997
--------------------------------------------------------------------

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

The Company's revenues are derived principally from product sales, license fees and royalties. The Company is currently manufacturing and selling Microsponge(R) delivery systems for use by customers in approximately 100 different skin care products. Under strategic alliance arrangements entered into with certain corporations, APS can receive an initial license fee, future milestone payments, royalties based on third party product sales or a share of partners' revenues, and revenues from the supply of Microsponge and Polytrap systems.

These strategic alliances are intended to provide the Company with the marketing expertise and/or financial strength of other companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate acceptable collaborative agreements in the future.

Product revenues for 1998 totaled $13,637,000, an increase of $1,195,000 or 10% from the prior year. This increase resulted from the launches of a variety of new cosmeceutical products incorporating the Microsponge system technology.

Royalties, license fees and R&D fees increased by $1,963,000 or 45% from the prior year to a total of $6,354,000. Approximately 59% of the increase is attributable to higher R&D fees. Increased royalties accounted for approximately 37% of the increase. The remaining 4% of the increase is due to upfront non-refundable license fees from corporate partners for access to new products. Upfront non-refundable license fees totaled $1,925,000 in 1998, an increase of $75,000 or 4% from the prior year. Upfront non-refundable license fees that allow customers to sell the Company's proprietary products in a specific field on territory are recognized by the Company as earned when all contractual obligations have been satisfied and there are no contingencies or future obligations of the Company associated with the fee.

Total revenues for 1997 included a milestone payment of $1,500,000 from Ortho upon receipt of marketing clearance from the FDA for Retin-A Micro in February 1997.

Gross profit on total revenues excluding milestone payments for 1998 was $12,865,000, an increase of $3,196,000 or 33% over the prior year. Approximately 61% of the increase is attributable to higher revenues from royalties, license fees and R&D fees. The remainder of the gross profit improvement was mainly due to increased sales of higher margin proprietary cosmeceutical products.

Research and development expenses increased by $642,000 or 17% to $4,382,000 due mainly to increased headcount, increased expenditure on new technology and expenses resulting from the move to new facilities in the first quarter of 1998.

Selling and marketing expense decreased by $807,000 or 21% from the prior year to $2,999,000 primarily as a result of reduced headcount, reduced outside services and one-time expenses related to the relocation of a senior executive in the prior year.

General and administrative expenses decreased by $543,000 or 15% to $3,009,000. This decrease was primarily attributable to a favorable settlement of the lawsuit from Biosource and a reduction in a variety of outside services.

Interest income decreased by $124,000 or 34% from the prior year due to lower average cash balances. Interest expense decreased by $247,000 or 23% due mainly to scheduled principal repayments during the year.

Net income for 1998 was $1,896,000, an improvement of $2,579,000 over the prior year's net loss of $683,000.

Results of Operations for the years ended December 31, 1997 and 1996
--------------------------------------------------------------------

Product revenues excluding revenues from consumer products for 1997 totaled $12,442,000, an increase of $6,305,000 or 103% over the prior year. This increase resulted primarily from the launches of a variety of new products incorporating the Microsponge(R) system technology by the Company's marketing partners. These product launches included Anew Retinol Recovery Complex PM Treatment which is marketed by Avon, and TxSystems(TM) AFIRM retinol formulation and Beta Lift peel kits which are marketed by Medicis Pharmaceutical.

Royalties, license fees and R&D fees increased by $2,331,000 or 113% to $4,391,000 due mainly to royalties received from Ortho on sales of Retin-A(R) Micro(TM) and from Lander on sales of certain consumer products. License fees received from new corporate partners for access to new products also contributed to the increase.

Total revenues for 1997 of $18,333,000 also included recognition of $1,500,000 as a portion of a milestone payment received from J&J upon receipt of marketing clearance from the Food and Drug Administration ("FDA") for Retin-A Micro in February 1997.

Total revenues of $18,665,000 for 1996 included $10,468,000 from sales of consumer products most of which were licensed out to Lander Company effective January 1, 1997.

Gross profit on total revenues excluding milestone payment for 1997 was $9,669,000, an increase of $1,776,000 over the prior year. Expressed as a percentage of total revenues excluding milestone payment, gross profit increased from 42% to 57%. Approximately 71% of the increase was attributable to increased royalties, license fees and R&D fees. The remainder was attributable to increased sales of higher margin proprietary cosmeceutical products and increased manufacturing volume.

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

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 1998 were $23,081,000 compared with $24,180,000 at December 31, 1997. Working capital decreased to $5,302,000 from $6,143,000 for the same period and cash and cash equivalents decreased to $4,088,000 from $8,672,000. For the year ended December 31, 1998, the Company's operating activities used $1,548,000 of cash compared to $30,000 in the prior year. The Company invested approximately $4,382,000 in product research and development and $2,999,000 in selling and marketing the Company's products and technologies.

Accounts receivable increased to $2,533,000 at December 31, 1998 from $2,288,000 at December 31, 1997. Days sales outstanding increased to 68 days in 1998 from 67 days in 1997. Receivables from royalties, license fees and R&D fees increased to $2,297,000 in 1998 from $1,100,000 in 1997 due mainly to an increase in related revenues in the fourth quarter of 1998. Royalty payments are not typically due from customers until 45 days after the end of each quarter. Research and development fees are typically billed at the end of each quarter.

Capital expenditures for the year ended December 31, 1998 totaled $2,710,000 compared to $2,800,000 in the prior year. Capital expenditures were incurred for plant expansion projects at the Company's manufacturing facility in Lafayette, Louisiana which are necessary to meet anticipated higher volume requirements. This stage of the plant expansion has been completed. Capital expenditures were also incurred for leasehold improvements to the newly-leased corporate offices and research and development facility in Redwood City and for replacement of non-Year 2000 compliant systems.

The Company has financed its operations, including technology and product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

During 1998, the company received approximately $1,651,000 from the exercise of approximately 310,000 warrants to purchase common stock which had been issued in conjunction with a 1994 private placement.

In March 1999, the Company received a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999.

The term loan was obtained mainly to refinance the scheduled debt repayments made in the first quarter of 1999.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees, royalties and research and development fees are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

Year 2000
---------

The Company is conducting a comprehensive review of its internal computer systems to ensure these systems are adequate to address the issues expected to arise in connection with the Year 2000. These issues include the possibility that software which uses only the last two digits to refer to the year will no longer function properly for years that begin with 20 rather than 19. In addition, the Company is reviewing the status of its customers and suppliers with regard to this issue and assessing the potential impact of non-compliance by such parties on the Company's operations.

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

The second phase consists of determining whether Company systems not addressed in Phase One (including non-IT systems) are Year 2000 compliant. Identification of systems that are not Year 2000 compliant has been completed. The Company is now in the process of upgrading or replacing these systems. The Company expects to upgrade or replace these non-compliant systems by the third quarter of 1999.

The third phase consists of determining the extent to which the Company may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. While the Company expects to complete efforts in the second quarter of 1999, there can be no assurance that the systems of other companies with which the Company deals or on which the Company's systems rely will be converted on a timely basis, or that any such failure to convert by another company could not have an adverse effect on the Company.

Based on current estimates, management expects the total cost to remediate non-compliant systems will be less than $650,000 (approximately $580,000 of which was incurred in 1998). Most of the costs incurred were for purchases of new systems and related equipment. The estimate may change materially as the Company continues to review and audit the result of its work. The Company expects to fund all costs to upgrade or replace systems that are not Year 2000-compliant through operating cash flows.

The Company has not yet determined its most likely worst case Year 2000 scenario. Potential Year 2000 scenarios are going to be considered in the Company's contingency plans.

The Company is currently in the process of developing formal contingency plans for addressing any problems which may result if the work performed in phase two and three do not successfully resolve all issues by the Year 2000. The Company expects to complete its contingency plans in the second quarter of 1999.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers and suppliers, to remediate Year 2000 problems in their IT and non-IT systems would also have a material adverse impact on the operations of the Company.

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of A Business Enterprise" (SFAS 131) which is effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Currently the Company operates in a single segment.
In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company anticipates that adoption of this statement will not have a material effect on the consolidated financial statements.

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
---------------------------

                                                December 31,
                                         -------------------------
                                            1998           1997
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  4,088,173      8,672,021
 Accounts receivable less allowance
  for doubtful accounts of $96,284 and
  $57,453 at December 31, 1998 and 1997,
  respectively                             2,532,527      2,288,297
 Receivables for royalties, license fees
  and R&D fees                             2,296,852      1,100,368
 Accrued interest receivable                   3,801         13,606
 Inventory                                 2,959,443      2,639,129
 Advances to officers and employees          338,947         96,706
 Prepaid expenses and other                  592,599        430,839
                                          ----------     ----------
  Total current assets                    12,812,342     15,240,966

Property and equipment, net                8,643,856      6,771,173
Deferred loan costs, net                      90,428        353,693
Prepaid license fees, net                         --         82,880
Goodwill and other intangibles, net of
 accumulated amortization of $1,286,873
 and $1,102,480 at December 31, 1998
 and 1997, respectively                    1,351,813      1,477,542
Other long-term assets                       182,892        254,180
                                          ----------     ----------
Total Assets                            $ 23,081,331     24,180,434
                                          ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                       $  1,347,737      1,636,189
 Accrued expenses                          1,057,287      2,832,299
 Accrued settlement liability              1,300,000      1,800,000
 Current portion - long-term debt          3,055,460      2,523,389
 Deferred revenue                            750,000        306,014
                                          ----------     ----------
    Total current liabilities              7,510,484      9,097,891

Deferred revenue - long-term               1,035,855      1,785,855
Long-term debt                                    --      3,055,460
                                          ----------     ----------
Total Liabilities                          8,546,339     13,939,206

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, authorized 2,500,000
  shares; none issued or outstanding at
  December 31, 1998 and 1997                      --             --
 Common stock, $.01 par value,
  authorized 50,000,000 shares; issued
  and outstanding 19,993,311 and
  19,464,821 at December 31, 1998 and
  1997, respectively                         199,933        194,648
 Warrants, issued and outstanding:
  196,538 at December 31, 1998 and
  506,816 at December 31, 1997               497,192        983,192
 Additional paid-in capital               84,206,508     81,327,554
 Accumulated deficit                     (70,368,641)   (72,264,166)
                                          ----------     ----------
Total Shareholders' Equity                14,534,992     10,241,228
                                          ----------     ----------
Total Liabilities and Shareholders'
 Equity                                 $ 23,081,331     24,180,434
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
-------------------------------------

                                         For the Years Ended December 31,
                                         --------------------------------
                                          1998          1997          1996
                                          ----          ----          ----
Revenues
 Product revenues                    $13,637,093    12,441,484     6,138,094
 Royalties, license fees and R&D
  fees                                 6,354,186     4,391,175     2,059,301
 Consumer products                            --            --    10,467,512
 Milestone payments                           --     1,500,000            --
                                      ----------    ----------    ----------
   Total revenues                     19,991,279    18,332,659    18,664,907

Expenses
 Cost of sales                         7,126,573     7,164,120    10,771,766
 Research and development, net         4,381,913     3,740,337     3,506,161
 Selling and marketing                 2,999,424     3,806,030     5,404,774
 Advertising and promotion                    --            --     3,050,180
 General and administrative            3,009,488     3,551,977     2,984,213
 Loss on purchase commitment,
  including related inventory                 --            --     1,400,000
                                      ----------    ----------    ----------
    Operating income (loss)            2,473,881        70,195    (8,452,187)
                                      ----------    ----------    ----------

Interest expense                        (805,364)   (1,052,715)   (1,223,303)
Interest income                          246,260       370,478       322,986
Other expense, net                       (19,252)      (71,119)      (25,595)
                                      ----------    ----------    ----------
Net income (loss)                    $ 1,895,525      (683,161)   (9,378,099)
                                      ==========    ==========    ==========

Basic earnings (loss) per common
  Share                              $      0.10         (0.04)        (0.52)
                                      ==========    ==========    ==========
Diluted earnings (loss) per
  common share                       $      0.09         (0.04)        (0.52)
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - basic                 19,854,103    18,778,921    17,987,153
                                      ==========    ==========    ==========
Weighted average common shares
  Outstanding - diluted               20,380,832    19,814,833    19,494,412
                                      ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

</TABLE


Consolidated Statements of Shareholders' Equity
-----------------------------------------------

For the Years Ended December 31, 1998, 1997 and 1996


                                                                                 Accumulated
                                                   Common Stock       Additional    Other
                              Common Stock           Warrants           Paid-In Comprehensive Accumulated Shareholders'
                           Shares     Amount    Shares      Amount      Capital     Income      Deficit       Equity
                        -----------  --------  ---------  ----------  ----------- ---------- ------------  -----------
Balance, December 31,
 1995                   17,026,666   $170,267  1,628,611  $2,653,076  $64,600,516  $12,348   $(62,202,906)  $5,233,301
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised          416,219      4,162         --          --    1,993,017       --             --    1,997,179
Shares retired             (12,836)      (128)        --          --      (97,747)      --             --      (97,875)
Private placement,
 net of $62,149 in
 offering costs            201,922      2,019     86,538     295,751    1,640,081       --             --    1,937,851
Common stock to be
 issued in connection
 with the agreement with
 Johnson & Johnson        (432,101)    (4,321)        --          --        4,321       --             --           --
Common stock issued in
 connection with the
 agreement with Johnson
 & Johnson                 432,101      4,321         --          --       (4,321)      --             --           --
Common stock issued in
 connection with the
 agreement with Lander
 Company, net of $39,547
 in offering costs         356,761      3,567         --          --    2,956,976       --             --    2,960,543
Common stock issued to
 Dow Corning, net of
 $4,000 in offering costs  200,000      2,000         --          --    1,194,000       --             --    1,196,000
Common stock issued to
 Biosource                  94,000        940         --          --      599,060       --             --      600,000
Securities issued in debt
 financing arrangements     10,675        107      4,325     (50,935)      78,353       --             --       27,525
Fair value of stock
 options issued to
 non-employees                  --         --         --          --      161,299       --             --      161,299
Warrants exercised          66,337        663    (87,500)   (155,200)     539,537       --             --      385,000
Warrants expired                --         --   (200,000)   (285,000)     285,000       --             --           --
Reclassification
 adjustment for
 unrealized holding
 gains included
 in net income                  --         --         --          --           --  (12,348)            --      (12,348)
Net loss                        --         --         --          --           --       --     (9,378,099)  (9,378,099)
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Balance December 31,
 1996                   18,359,744   $183,597  1,431,974  $2,457,692  $73,950,092 $     --   $(71,581,005) $ 5,010,376
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised          165,374      1,654         --          --      777,452       --             --      779,106
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       96,757       --             --       96,757
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       14,545        145         --          --       87,125       --             --       87,270
Warrants exercised         925,158      9,252   (925,158) (1,474,500)   6,416,128       --             --    4,950,880
Net loss                        --         --         --          --           --       --       (683,161)    (683,161)
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Balance, December 31,
 1997                   19,464,821   $194,648    506,816  $  983,192  $81,327,554 $     --   $(72,264,166) $10,241,228
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised           79,598        796         --          --      413,072       --             --      413,868
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       42,200       --             --       42,200
Restricted stock
 awards                    100,000      1,000         --          --       99,857       --             --      100,857
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       38,614        386         --          --      190,249       --             --      190,635
Warrants exercised         310,278      3,103   (310,278)   (486,000)   2,133,576       --             --    1,650,679
Net income                      --         --         --          --           --       --      1,895,525    1,895,525
                        ----------    -------  ---------   ---------   ----------  -------    -----------   ----------
Balance, December 31,
 1998                   19,993,311   $199,933    196,538  $  497,192  $84,206,508 $     --   $(70,368,641) $14,534,992
                        ==========    =======  =========   =========   ==========  =======    ===========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Years Ended December 31,
                                                  --------------------------------------
                                                      1998         1997         1996
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net income (loss)                               $ 1,895,525      (683,161)  (9,378,099)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                  1,104,337       980,933    1,393,805
    Provision for loss on purchase
      commitments, including inventory                    --            --    1,400,000
    Allowance for doubtful accounts                   38,830        22,967        9,331
    Stock compensation awards to non-employees        42,200        96,757      161,299
    Restricted stock awards                          100,857            --           --
    Amortization of deferred loan costs              263,265       263,265      215,366
    Changes in operating assets and liabilities:
    Accounts receivable                             (283,060)   (1,286,817)     958,682
    Receivables for royalties, license fees and
      R&D fees                                    (1,196,484)     (458,667)    (197,346)
    Accrued interest receivable                        9,805        (9,643)      12,510
    Inventory                                       (320,314)     (554,056)   5,573,511
    Advances to officers and employees              (242,241)       (3,727)     (23,058)
    Prepaid expenses and other                      (161,760)     (199,753)     684,192
    Assets held for sale                                  --            --   (2,181,004)
    Other long-term assets                            71,288      (194,577)     129,425
    Accounts payable and accrued expenses         (2,063,464)      654,324   (6,075,821)
    Accrued settlement liability                    (500,000)           --    1,200,000
    Deferred revenue                                (306,014)    1,341,869           --
                                                   ---------     ---------   ----------
Net cash used in operating activities             (1,547,230)      (30,286)  (6,117,207)
                                                   ---------     ---------   ----------

Cash flows from investing activities:
 Purchases of property and equipment              (2,709,747)   (2,799,683)    (719,640)
 Purchases of intangible assets                      (58,664)     (400,000)          --
 Proceeds from sale of equipment and
   assets held for sale                                   --     2,181,004           --
 Purchases of marketable securities                       --            --     (512,513)
 Maturities and sales of marketable
   securities                                             --            --      500,165
                                                   ---------     ---------   ----------
Net cash used in investing activities             (2,768,411)   (1,018,679)    (731,988)
                                                   ---------     ---------   ----------

Cash flows from financing activities:
  Repayment of long-term debt                     (2,523,389)   (1,490,779)    (870,598)
  Proceeds from long-term debt and warrants               --            --      758,795
  Proceeds from private placements, net of
    offering costs                                        --            --    1,937,851
  Proceeds from stock issued to Lander
    Company, net of offering costs                        --            --    2,960,543
  Proceeds from the exercise of common
    stock options and warrants, net of
    common stock retired                           2,064,547     5,729,986    2,284,304
  Proceeds from issuance of shares under
    the employee Stock Purchase Plan                 190,635        87,270           --
                                                   ---------     ---------   ----------
Net cash (used in) provided by financing
  activities                                        (268,207)    4,326,477    7,070,895
                                                   ---------     ---------   ----------

Net (decrease) increase in cash and cash
  equivalents                                     (4,583,848)    3,277,512      221,700
Cash and cash equivalents at the beginning
  of the year                                      8,672,021     5,394,509    5,172,809
                                                   ---------     ---------   ----------
Cash and cash equivalents at the end of
  the year                                       $ 4,088,173     8,672,021    5,394,509
                                                   =========     =========    =========
Cash paid in interest                            $   559,664       790,379      893,239
                                                   =========     =========    =========

Supplemental disclosure of non-cash financing transactions:
During the first quarter of 1996, the Company acquired all rights to the Polytrap technology from Dow Corning
Corporation ("DCC") in exchange for 200,000 shares of common stock valued at $1,200,000.
During the first quarter of 1996, the Company paid Biosource for the 1995 purchase commitment totaling
$600,000 by issuing 94,000 shares of common stock.
In 1996, the Company offset a deposit of approximately $188,000 with a creditor against a loan from the same creditor (Note 8).

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------

Note 1   Business

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems that allow for the controlled release of active ingredients which have benefits in the ethical dermatology, cosmetic and personal care areas. Certain projects are conducted under development and licensing arrangements with large companies, others are part of joint ventures in which APS is a major participant, and a number of projects are exclusive to APS. Prior to 1997, APS also marketed and distributed a range of consumer products for personal care through its subsidiary, Premier, Inc. ("Premier"). Effective January 1, 1997, APS licensed the consumer products to a third party.

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

Prepaid License Fees
--------------------

A fee paid to Biosource in 1992 was amortized over a seven-year period consistent with the term of the agreement (Note 3). Amortization of prepaid license fees totalled $82,880, $82,872 and $137,880 in 1998, 1997 and 1996, respectively. As of December 31, 1998, the prepaid license fee has been fully amortized.

Deferred Loan Costs
-------------------

Deferred charges relate to costs incurred in obtaining certain loans. These charges are being amortized over the life of the loans using the effective interest method (Note 8).

Long-Lived Assets, Including Goodwill and Other Intangibles
-----------------------------------------------------------

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those
assets not recoverable.   If such circumstances arise, recoverability
is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets, including goodwill and other intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

In 1997, APS acquired all the rights to Exact(R) acne medication from Johnson & Johnson Consumer Products, Inc. for $350,000. Effective January 1, 1997, APS licensed Exact and other consumer products to Lander Company. The rights are being amortized on a straight-line basis over the length of the licensing agreement with Lander.

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

Amortization of intangible assets totalled $184,392, $188,259 and $279,756, in 1998, 1997 and 1996, respectively.

Stock-Based Compensation
------------------------

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for "Stock Issued to Employees" and related interpretations. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan (Note 10).

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

The Company has several licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APS to earn future revenue through product sales and/or, in some cases, royalty payments. The license fees are non-refundable even if the agreements are terminated before their term or APS fails to supply product to the licensee. These amounts are classified as Royalties, License Fees and R&D Fees in the accompanying consolidated statements of operations.

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by the Company's licensees based on information received by the Company from its licensees. Upfront non-refundable fees, including license fees, are recognized as earned when all contractual obligations have been satisfied and there are no contingencies or future obligations of the Company associated with the fee.

A milestone payment is a payment made by a third party or corporate partner to the Company upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and the Company has completed all milestone related services such that the milestone payment is currently due and is non-refundable. In 1997, the Company achieved a milestone payment with the receipt of marketing clearance from the FDA for Retin-A(R) Micro(TM) (Note 15).

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs are expensed as incurred.

Earnings (Loss) Per Share
-------------------------

The Company has adopted and retroactively applied the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") for all periods presented. FAS 128 requires the Company to report both basic earnings per share, which is computed by dividing net income by the weighted-average number of common shares outstanding, and diluted earnings per share, which is computed by dividing net income by the total of weighted-average number of common shares outstanding and dilutive potential common shares outstanding (Note 11).

Deferred Revenue
----------------

Prepaid royalties paid to APS by Ortho-McNeil Pharmaceutical
Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are reported as deferred revenues (Note 15).

In accordance with the licensing agreement, 25% of the royalties earned by APS are applied against the deferred revenues after certain annual minimum royalty payments are met.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. Approximately 65% and 51% of the recorded trade receivables were concentrated with five and five customers in the cosmetic and personal care industries as of December 31, 1998 and 1997, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1998.

Note 3   Related Party Transactions

The Company has entered into agreements with Biosource Technologies, Inc. ("Biosource") of which Toby Rosenblatt, a member of the Company's Board of Directors, is a stockholder and a former director. All agreements between APS and Biosource have been, and will continue to be, considered and approved by a vote of the disinterested directors. The agreements provided APS worldwide rights to use and sell Biosource's biologically-synthesized melanin in Microsponge systems for all sun protection, cosmetic, ethical dermatology and over-the-counter skin care purposes. In return, APS was required to make annual minimum purchases of melanin, pay royalties on sales of APS melanin-Microsponge products and was required to prepay $500,000 of royalties. For estimated losses on purchase commitments and related inventory, the Company accrued $0,$0 and $1,400,000 in 1998, 1997 and 1996, respectively. All minimum financial commitments under the current agreements have been expensed by APS.

In 1996, APS paid Biosource the 1995 minimum purchase commitment by issuing Biosource 94,000 shares of APS common stock.

In November, 1997 Biosource filed a complaint against the Company in the San Mateo Superior Court. In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims (Note 4). The Company's consolidated financial statemements for the period ended December 31, 1998 include a favorable decrease in accrued settlement liability of $500,000 resulting from the settlement agreement.

As of December 31, 1998, the Company has an outstanding secured loan receivable of $253,000 from an officer of the Company. The loan bears an interest rate of approximately 5% and is secured by the shares of Company stock owned by the officer. The loan was approved by the Compensation Committee of the Company's Board of Directors. Repayment of the loan is due by December 31, 1999.

Note 4   Legal Proceeding

In November, 1997 Biosource filed a complaint against the Company in the San Mateo Superior Court. Biosource claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid Biosource $300,000 in January, 1999. The remaining $1,000,000 is payable by any combination of cash and/or the issuance of shares of the Company's Common Stock. The settlement agreement also provides for the termination of the license and supply agreement between the parties.

Note 5   Cash Equivalents

All investments in debt securities have been classified as cash equivalents in the accompanying balance sheets as they had original maturities of 90 days or less.

At December 31, 1998 and 1997, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                 December 31, 1998
                          --------------------------------
                                                Estimated
                            Cost              Marked Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $1,984,204           1,984,204
Other debt securities        152,119             152,119
                           ---------           ---------
Totals                    $2,136,323           2,136,323
                           =========           =========


                                 December 31, 1997
                          --------------------------------
                                                Estimated
                            Cost              Market Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $6,726,919           6,726,919
Other debt securities        869,634             869,634
                           ---------           ---------
Totals                    $7,596,553           7,596,553
                           =========           =========

Note 6  Inventory

The major components of inventory are as follows:

                                           December 31,
                                 ---------------------------
                                      1998            1997
                                      ----            ----
Raw materials and work-in-process $  743,383         834,496
Finished goods                     2,216,060       1,804,633
                                   ---------       ---------
Total inventory                   $2,959,443       2,639,129
                                   =========       =========

Note 7   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                 ---------------------------
                                     1998           1997
                                  ----------     ----------
Building                         $ 1,831,392      1,823,625
Land and improvements                163,519        163,519
Leasehold improvements             1,423,584      1,233,074
Furniture and equipment           14,504,305     13,001,437
                                  ----------     ----------
Total property and equipment      17,922,800     16,221,655
Accumulated depreciation
 and amortization                 (9,278,944)    (9,450,482)
                                  ----------     ----------
Property and equipment, net      $ 8,643,856      6,771,173
                                  ==========     ==========

Depreciation expense amounted to $837,064, $709,802 and $976,163 for the years ended December 31, 1998, 1997, and 1996, respectively.

Note 8   Long-Term Debt

Long-term debt consists of the following:

                                                     December 31,
                                                --------------------
                                                  1998        1997
                                                  ----        ----
Bank loan, interest payable monthly, principal
 due in non-equal installments commencing
 December 1, 1996 through March 1, 1999,
 secured by the assets and operating cash
 flow of a subsidiary of the Company and
 guaranteed by the Company                     $1,550,000  2,550,000

Term loan, subordinated to bank loan, interest
 payable quarterly, principal due in non-equal
 installments commencing December 1, 1996
 through March 1, 1999, secured by the assets
 and operating cash flows of a subsidiary of
 the Company and guaranteed by the Company        852,500  1,402,500

Term loan, principal and interest due in equal
 monthly installments commencing October 1996
 through December 1999, secured by certain
 real and personal property                       652,960  1,626,349
                                                ---------  ---------
Total                                           3,055,460  5,578,849
Less current portion                            3,055,460  2,523,389
                                                ---------  ---------
Long-term debt                                 $       --  3,055,460
                                                =========  =========


In 1995, the Company received an aggregate amount of $8,122,334 from three financing arrangements.

The first financing arrangement was a $3,000,000 bank loan with an interest rate equal to two percentage points above the Prime Rate (7.75% as of December 31, 1998). The loan is secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company.

The second financing arrangement was a $1,650,000 term loan with a syndicate of lenders and a fixed interest rate of 14%. The loan is also secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. The security interest of the debt holders is subordinated to the bank loan's security interest.

In the third quarter of 1995, the Company consummated a transaction whereby certain assets were sold to a third party and subsequently leased back for a fixed rental stream over a period of forty-eight months. The Company has the option either to purchase all the properties at the expiration of the term of the lease or extend the term of the lease. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met. A deposit of $188,000 with the lender was offset against the loan balance as of December 31, 1998 and 1997. This transaction has been reflected in the table above as a term loan.

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

All costs incurred in obtaining the financing arrangements have been capitalized as deferred charges, and are being amortized over the life of the loans using the effective interest method. Interest paid in 1998, 1997 and 1996 approximated interest expense reflected in the Consolidated Statements of Operations.

Note 9   Commitments

Lease Commitments: Total rental expense for property and equipment was $1,019,534, $770,187 and $655,283 for 1998, 1997 and 1996, respectively.

The Company's future minimum lease payments under noncancellable operating leases for facilities as of December 31, 1998, are as follows:

              Years Ending                     Minimum
              December 31,                     Payments
              ------------                    -----------
                  1999                         $  768,279
                  2000                            770,849
                  2001                            747,455
                  2002                            737,333
                  2003                            675,135
                  Thereafter                      573,474
                                               ----------
                                               $4,272,525
                                               ==========

Note 10   Shareholders' Equity

Private Placements and Common Stock Warrants: In January 1996, in accordance with a 1994 private placement agreement, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued to J&J in conjunction with this private placement expired in 1996 (Note 15).

During 1997, 925,158 warrants issued in connection with a 1994 private placement were exercised. In March 1998, the remaining 310,278 warrants from the 1994 private placement were exercised.

In conjunction with certain debt financing agreements made in 1995 (Note
8), APS issued a total of 197,500 warrants with an original exercise price of $7.00 per share of common stock. In accordance with the warrant agreements, the exercise price was reduced to $3.00 on December 31, 1997 as a result of the Company reporting a net loss for the 1997 fiscal year. These warrants expire on March 27, 2000.

In the first quarter of 1996, the Company formed a collaborative agreement with Lander Company under which the Company received approximately $2,961,000 in net proceeds from the sale of 356,761 shares of common stock. The agreement also provided for licensing fees, research and development funding and royalties on product sales.

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

Stock-Based Compensation Plans: The Company has two types of stock-based compensation plans, a stock purchase plan and stock option plans.

In 1997, the stockholders approved the Company's 1997 Employee Stock Purchase Plan (the "Plan"). Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 400,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for the Company's common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November provided that the first enrollment date was April 30, 1997. Approximately 50 percent of eligible employees participated in the Plan in 1998. Under the Plan, the Company issued 38,614 shares in 1998, 14,545 shares in 1997 and no shares in 1996. The weighted average fair value of purchase rights granted during 1998 and 1997 were $1.65 and $2.77, respectively. The weighted average exercise price of the purchase rights exercised during 1998 and 1997 were $3.83 and $6.00, respectively. As of December 31, 1998, the Company had 346,841 shares reserved for issuance under the stock purchase plan.

The Company has various stock option plans for employees, officers,
directors and consultants.   The options are granted at fair market value
and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant.

The following table summarizes option activity for 1998, 1997 and 1996:

     1998                 1997                 1996
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       2,947,755   $6.63   2,901,440   $6.46    2,972,324   $5.98
Granted                          777,000    5.18     313,500    7.50      502,500    7.89
Exercised                        (79,598)   5.20    (165,374)   4.71     (416,219)   4.80
Expired or Cancelled             (77,974)   7.83    (101,811)   8.36     (157,165)   6.25
                               ---------           ---------            ---------
Outstanding at end of year     3,567,183    6.32   2,947,755    6.63    2,901,440    6.46
                               =========           =========            =========
Options exercisable at
   year-end                    2,698,960           2,259,683            1,945,056
Shares available for future
 grant at year end               293,269             358,295              569,984
Weighted-average fair
 value of options granted
 during the year                           $2.45               $4.25                $5.12



The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted     Weighted                Weighted
                            Average      Average                 Average
Range of        Number     Remaining   Remaining    Number      Remaining
Exercise      Outstanding  Contractual  Exercise  Exercisable    Exercise
Prices         12/31/98      Life        Price    at 12/31/98     Price
-----------   -----------  ----------- ---------  -----------   ---------
$3.44-$5.25    1,205,490     6.8 years  $  4.55      875,285    $  4.64
$5.38-$6.25      939,620     5.9           5.66      796,079       5.59
$6.38-$8.13      933,073     7.3           7.28      538,596       7.28
$9.25-$15.00     489,000     4.0          10.12      489,000      10.12
               ---------                           ---------
$3.44-$15.00   3,567,183     6.3           6.32    2,698,960       6.44
               =========                           =========


The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various fixed stock option plans and stock purchase plan. The compensation cost that has been charged against income for the stock options issued to non-employees and restricted stock awards to employees was $142,057, $96,800 and $161,300 for 1998, 1997 and
1996, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method provisions of SFAS No. 123, the Company's net loss and loss per common share would have increased to the pro-forma amounts indicated below:

                                 1998            1997           1996
                             -----------    -----------    ---------
Net income (loss)
  - as reported              $ 1,895,525      (683,161)   (9,378,099)
Net income (loss)
  - pro-forma                    165,570    (2,010,319)  (10,462,871)
Basic earnings (loss) per
  common share                      0.10         (0.04)        (0.52)
Diluted earnings (loss) per
  common share                      0.09         (0.04)        (0.52)
Basic earnings (loss) per
  common share - pro-forma          0.01         (0.11)        (0.58)
Diluted earnings (loss) per
  common share - pro-forma          0.01         (0.11)        (0.58)

For stock options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0 for all years; expected volatility of 48 percent, 60 percent and 85 percent; risk-free interest rates of 4.7 percent, 5.7 percent and 6.1 percent; and expected life of five years, five years and four years for all the stock option plans.

For the stock purchase plan, the fair value of each award is also estimated using the Black-Scholes option pricing model. For purchase rights granted in 1998, the multiple option approach with the following assumptions were used for expected terms of six, twelve, eighteen and twenty-four months: risk-free interest rate of 5.1%; volatility of 54%; and dividend yield of zero. The purchase rights granted in 1997 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months, respectively: risk-free interest rates of 5.7 percent, 5.8 percent, 6.0 percent and 6.0 percent; volatility of 40 percent for all four terms; and dividend yield of zero for all terms. There were no grants under the stock purchase plan in 1996.

The amounts disclosed above under the fair value method of SFAS No. 123 include compensation costs and fair values for options and purchase rights granted since January 1, 1995 and may not be representative of the effects in future years.

Note 11   Earnings Per Share

In the fourth quarter of 1997, the Company adopted and retroactively applied the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", to all periods presented. The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

                                  1998            1997            1996
                                  ----            ----            ----
Net income (loss) (numerator)     $ 1,895,525       (683,161)     (9,378,099)
                                   ==========     ==========      ==========

Shares calculation (denominator):
Weighted average shares
  outstanding - basic              19,854,103     18,778,921      17,987,153
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                 381,518        634,655         859,767
 Warrants                             145,211        401,257         647,492
                                   ----------     ----------      ----------
Weighted average shares
 outstanding - diluted             20,380,832     19,814,833      19,494,412
                                   ==========     ==========      ==========
Earnings (loss) per share -
 basic                                   0.10          (0.04)          (0.52)
                                   ==========     ==========      ==========

Earnings (loss) per share -
 diluted                                 0.09          (0.04)          (0.52)
                                   ==========     ==========      ==========

The following options with expiration dates ranging from December 18, 2001 to June 10, 2008 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:

                                1998              1997            1996
                                ----              ----            ----
Number outstanding              1,362,432         757,417         522,000
Range of exercise prices   $6.81 - $15.00  $7.88 - $15.00  $9.25 - $11.13

Note 12   Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 31, 1998 and 1997, comprehensive income (loss) was the same as net income (loss). For the year ended December 31, 1996, a reclassification adjustment for gains included in net income is reported in the Statement of Shareholders' Equity.

Note 13   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees. In the past three calendar years, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,800, $4,750 and $4,750 for the 1998, 1997 and 1996 calendar years, respectively. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 1998, 1997 and 1996, the Company contributed to the plan approximately $124,000, $110,000 and $110,000, respectively. No discretionary contributions have been made to the plan since its inception.

Note 14   Income Taxes

A reconciliation of the federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                 December 31
                                           ------------------------
                                           1998      1997     1996
                                           ----      ----     ----
U.S. Federal statutory rate (benefit)     34.00%   (34.00)%  (34.00)%
State taxes, net of federal income
 tax benefit                                 --        --        --
Net losses without benefits                  --     31.40     33.75
Utilization of temporary differences
 for which no benefit was previously
 recognized                              (34.76)       --        --
Nondeductible expenses                     0.76      2.60      0.25
                                          -----     -----     -----
Total tax expense (benefit)                  --        --        --
                                          =====     =====     =====

At December 31, 1998, the Company had net federal operating loss carryforwards of approximately $73,400,000 for income tax reporting purposes and California operating loss carryforwards of approximately $3,460,000. The federal net operating losses expire beginning in 1999 through the year 2018. The California net operating loss carryforwards expire beginning in 1999 through the year 2003. A federal net operating loss carryforward from 1983 in the approximate amount of $147,000 expired December 31, 1998. A California net operating loss carryforward from 1993 in the approximate amount of $370,000 expired on December 31, 1998.

The Company also has investment tax credits and research and experimental tax credits aggregating approximately $1,692,000 and $909,000 for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 1999 through the year 2018. The California credits carry over indefinitely until utilized.

In addition, there are California credit carryforwards for qualified manufacturing and research and development equipment of approximately $20,000; these credits expire beginning in 2003 through the year 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are presented below:

                                        1998         1997
                                    ------------  -----------
Deferred tax assets:
 Deferred research expenditures    $ 1,544,000      1,367,000
 Accruals and reserves not
  currently deductible for tax
  purposes                             977,000      1,934,000
 Net operating loss carryforwards   25,260,000     25,680,000
 Credit carryforwards                2,621,000      2,445,000
 Other                                 286,000        246,000
                                    ----------     ----------
Gross deferred tax assets           30,688,000     31,672,000
 Less valuation allowance          (29,927,000)   (31,522,000)
                                    ----------     ----------
Total deferred tax assets              761,000        150,000
                                    ----------     ----------
Deferred tax liabilities:
 Property and equipment               (761,000)      (150,000)
                                    ----------     ----------
Total deferred tax liabilities        (761,000)      (150,000)
                                    ----------     ----------
 Net deferred taxes                $        --             --
                                    ==========     ==========

The net change in the valuation allowance for the year ended December 31, 1998 was a decrease of approximately $1,595,000. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was an increase of approximately $340,000 and $3,756,000, respectively. Management believes that sufficient uncertainty exists regarding the realizability of its deferred asset and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 1998 include approximately $2,800,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

Note 15   Ortho-McNeil Pharmaceutical Corporation

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

The terms of the agreements included an $8,000,000 investment in APS for 723,006 newly issued shares of APS common stock and the payment to APS of $6,000,000 in R&D fees by J&J.

J&J made a second equity investment in the Company in May 1994. Under this agreement, J&J purchased 1,000,000 shares of newly issued common stock in consideration for $5,000,000. In January 1996, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued in 1994 to J&J in conjunction with this equity investment expired in 1996. As of December 31, 1998, J&J owned approximately 7% of the APS common shares outstanding.

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

Note 16   Subsequent Event (Unaudited)

In March 1999, the Company received a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999.

The term loan was obtained mainly to refinance the scheduled debt repayments made in the first quarter of 1999.

Independent Auditors' Report


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         /s/KPMG LLP

San Francisco, California
March 12, 1999


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

APS incorporates by reference the information set forth under the captions "Nomination and Election of Directors" and "Executive Compensation" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on June 16, 1999.

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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a) 1.  Financial Statements
The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are incorporated herein by reference.
    2.  Financial Statement Schedules
Schedule II  Valuation Accounts
All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
3-A-Copy of Registrant's Certificate of Incorporation. (1) 3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997 (9)*
10-E-Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (11) 10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-P-Warrant to Purchase Common Stock. (5)
10-S-Lease Agreement between Registrant and Financing for Science International dated September 1, 1995 (6)
10-T-Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
10-U-Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996 (7)
10-V-Investment Agreement between Registrant and Lander Company.
(8)
10-W-License, Assignment and Supply Agreement between Registrant and Lander Company. (10)
21-Proxy Statement for the Annual Meeting of Shareholders. (4) 23-Consent of Independent Auditors.
27-Financial Data Schedules

(b) Reports on Form 8-K
     None.

(c) Exhibits
The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3 as set forth above.

(d) Financial Statement Schedules
See Item 14(a)2 of this Form 10-K.
--------------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(4)To be filed supplementally.
(5)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and
4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1995.
(7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March
31, 1996, and incorporated herein by referenced.
(9)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
  (10)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
  (11)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*  Management Contract or Compensatory plans.

For purposes of complying with the amendments to the rules governing Registration Statements on Form S-8 (effective July 13, 1990) under the Securities Act of 1933 ("the Act"), as amended, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of the registrant's Registration Statements on Form S-8 Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151 and
333-60585 filed on April 25, 1990, May 12, 1988, September 30, 1991,
August 11, 1992, June 26, 1996, September 8, 1997 and August 4, 1998,
respectively.

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

ADVANCED POLYMER SYSTEMS, INC.


By:  /s/John J. Meakem, Jr.
   ----------------------------------------------
     John J. Meakem, Jr.
     Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ John J. Meakem, Jr.     Chairman, President,
-------------------------   Chief Executive Officer           March 29, 1999
John J. Meakem, Jr.                                           --------------


/S/ Michael O'Connell       Executive Vice President,
-------------------------   Chief Administrative Officer and
Michael O'Connell           Chief Financial Officer           March 29, 1999
                                                              --------------


/S/ Carl Ehmann             Director                          March 29, 1999
-------------------------                                     --------------
Carl Ehmann


/S/ Jorge Heller            Director                          March 29, 1999
-------------------------                                     --------------
Jorge Heller


/S/ Peter Riepenhausen      Director                          March 29, 1999
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 29, 1999
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory H. Turnbull     Director                          March 29, 1999
-------------------------                                     --------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                          March 29, 1999
-------------------------                                     --------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                          March 29, 1999
-------------------------                                     --------------
Dennis Winger


Schedule II

Valuation Accounts

                                            Additions
                                  Beginning  Charged to             Ending
                             Balance    Expense   Deductions  Balance
---------------------------------------------------------------------------
December 31, 1996
Accounts receivable, allowance
  for doubtful accounts             $68,650     9,331     30,454    47,527

December 31, 1997
Accounts receivable, allowance
  for doubtful accounts              47,527    22,967     13,040    57,454

December 31, 1998
Accounts receivable, allowance
  for doubtful accounts              57,454    38,830         --    96,284


CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151 and
333-60585) on Forms S-8 of Advanced Polymer Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-67936, 33-82562, 33-
88972, 333-00759, 333-042527 and 333-69815) on Forms S-3 of Advanced
Polymer Systems, Inc. of our report dated March 12, 1999, relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which report appears in the December 31, 1998 annual report on Form 10-K of Advanced Polymer Systems, Inc.





                                   /s/KPMG LLP

San Francisco, California
March 26, 1999

                                 EXHIBIT INDEX
                            Form 10-K Annual Report

3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997
(9)*
10-E-Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (11)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-P-Warrant to Purchase Common Stock. (5)
10-S-Lease Agreement between Registrant and Financing for Science International dated September 1, 1995 (6)
10-T-Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
10-U-Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996 (7)
10-V-Investment Agreement between Registrant and Lander Company. (8) 10-W-License, Assignment and Supply Agreement between Registrant and Lander Company. (10)
21-Proxy Statement for the Annual Meeting of Shareholders. (4)
23-Consent of Independent Auditors.
27-Financial Data Schedules
--------------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(4)To be filed supplementally.
(5)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and 4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September
30, 1995.
(7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by referenced.
(9)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
 (10)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
 (11)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*  Management Contract or Compensatory plans.