Form 10-K/A
period 1998-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-04-30
CIK 818033

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K/A
                             (Amendment No. 1)

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
                                                    Yes [X]  No [  ]
                                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                     [X]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of April 22, 1999, was $72,900,410. (1)

As of April 22, 1999, 20,068,113 shares of registrant's Common Stock, $.01 par value, were outstanding.


-----------------------------------------------------------------------
(1)Excludes 6,505,246 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at April 22, 1999. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

                       TABLE OF CONTENTS

                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions


                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          Signatures

Part III

Item 10.  Directors and Executive Officers of the Registrant


DIRECTORS

                                                         DIRECTOR
NAME                     AGE  POSITION WITH COMPANY       SINCE
-----------------------  ---  ---------------------      --------
John J. Meakem, Jr.       62  Chairman, President and CEO  1991
Carl Ehmann, M.D. (3)     56  Director                     1994
Jorge Heller, Ph.D. (3)   71  Director                     1991
Peter Riepenhausen (2)    62  Director                     1991
Toby Rosenblatt (1)(2)    60  Director                     1983
Gregory H. Turnbull (1)   60  Director                     1986
C. Anthony Wainwright (2) 65  Director                     1996
Dennis Winger (1)         51  Director                     1993

----------------
(1) Member of the Finance and Audit Committee of the Board.
(2) Member of the Compensation and Stock Option Committee of the
    Board.
(3) Member of the Science Oversight Committee of the Board.


EXECUTIVE OFFICERS

  NAME                   AGE  POSITION WITH COMPANY
-----------------------  ---  ---------------------
Michael O'Connell         49  Executive Vice President,
                              Chief Financial and
                              Administrative Officer of
                              Company, President of
                              Pharmaceutical Sciences
Les Riley                 54  Senior Vice President;
                              President of Dermatology
                              and Skin Care
Subhash Saxena, Ph.D      52  Senior Vice President,
                              Research and Development/
                              Regulatory Affairs

   John J. Meakem, Jr. -- chief executive officer and president of APS since June 1991, director since July 1991; chairman of APS board of directors since March 1993; chairman of Premier, Inc., a privately held company, from 1986 until its acquisition by APS in 1993. From 1970 to 1986, Mr. Meakem was with Combe, Inc. and served as corporate executive vice president and president of Combe, North America. Prior to that Mr. Meakem was vice president of Richardson-Vicks, Inc.

   Carl Ehmann, M.D., F.A.C.P. -- director of APS since June 1994. Dr. Ehmann currently serves as Group Director, Global Research and Development of Reckitt & Colman plc. Formerly, he was executive vice president - research and development of R.J. Reynolds Tobacco Company where he also served as a member of the executive and operating committee from 1992 until 1996. From 1987 until 1992, he was executive vice president of research and development at Johnson & Johnson Consumer Products, Inc.

   Jorge Heller, Ph.D. -- director of APS since April 1991. Dr. Heller is a full time consultant to the Company and its Chief Scientist. Prior to joining the Company, Dr. Heller was director of the controlled release and biomedical polymers program at SRI International until January 1994, where he was a staff member since 1974. He is also adjunct professor of pharmacy at the University of California, San Francisco, and at the University of Utah. He is editor of the Journal of Controlled Release and past president of the Controlled Release Society.

   Peter Riepenhausen -- director of APS since April 1991. Mr. Riepenhausen is currently a business consultant. He was president and chief executive officer of ReSound Corporation from 1994 to 1998. He serves as a director of Weru A.G. He also served as a director of Caradon (Europe) plc from April 1994 until September 1998. He served as vice chairman of the board of directors of The Cooper Companies, Inc. from January, 1987 until September, 1989, and from January, 1984 until December, 1986 he was executive vice president of The Cooper Companies, Inc. Mr. Riepenhausen has also held executive positions with Blendax-Werke R. Schneider GmbH & Co. of West Germany and Pepsico, Inc.

   Toby Rosenblatt -- director of APS since September, 1983. Mr. Rosenblatt is president of The Glen Ellen Company and vice president of Founders Investments, Ltd. Both companies are involved in private investment activities. Mr. Rosenblatt also serves as a director of State Street Research Mutual Funds and is a trustee of numerous civic and educational institutions.

   Gregory H. Turnbull -- director of APS since February, 1986. Mr. Turnbull is currently a business consultant and a director of Planar Systems, Inc. Previously, he was a general partner of Cable & Howse Ventures, a venture capital organization which he first joined in 1983, and of which he is currently a special limited partner. Prior to his work as a venture capitalist, Mr. Turnbull was an investment banker for 15 years with Morgan Stanley & Co. and White Weld & Co.

Charles Anthony Wainwright -- director of APS since November 1996. Mr. Wainwright is currently vice chairman of McKinney & Silver, a national advertising agency and a director of the following companies: Gibson Greetings, American Woodmark Corp., Del Webb Corp., Caribiner Corp., and Marketing Services Group, Inc. He was the chairman of Harris Drury Cohen from 1995 until early 1997 and from 1990 to 1995, he was the chairman of Compton Partners, Saatchi & Saatchi. He was also the president and chief operating officer of the Bloom Companies from 1980 until 1989.

Dennis Winger -- director of APS since February 1993. Mr. Winger is senior vice president and chief financial officer of Perkin-Elmer Corporation. From 1989 to 1997, Mr. Winger was senior vice president, finance and administration and chief financial officer of Chiron Corporation. He was also a member of Chiron's Strategy Committee. Prior to joining Chiron, Mr. Winger held a series of financial positions at The Cooper Companies, Inc., including chief financial officer.

Michael O'Connell - chief financial officer of APS since July 1992; senior vice president and chief administrative officer since 1993; executive vice president and president of APS' Pharmaceutical Sciences since 1998. From 1980 to 1992, he held various positions with The Cooper Companies including vice president, finance and corporate controller from 1989 to 1991, vice president, finance and administration of Coopervision Surgical from 1987 to 1989 and vice president, finance and administration of Coopervision International from 1986 to 1987.

Les Riley - senior vice president of APS and president of APS' Dermatology and Skin Care since January 1996. From 1993 to 1995, he was the chief executive officer and president of Tristrata Incorporated ("Tristrata"), a member of the board of directors of Neostrata Company ("Neostrata") a subsidiary of Tristrata, and chief executive officer of Neostrata. From 1976 to 1993, he held various positions with Ortho Pharmaceutical Corporation where he was president of the Dermatology Division from 1991 to 1993 in addition to being a member of the Board of Directors.

Subhash J. Saxena, Ph.D. - senior vice president of research and development/regulatory affairs of APS since 1998; vice president of research and development/regulatory affairs of APS since 1994; director of pharmaceutical sciences of APS since 1988. From 1983 to 1988, he was a director of research and development for VLI Corporation.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

                                ANNUAL             LONG-TERM
                             COMPENSATION     COMPENSATION AWARDS
                             ------------     -------------------
                                             RESTRICTED SECURITIES
                                               STOCK    UNDERLYING   ALL
                             SALARY   BONUS    AWARDS    OPTIONS    OTHER
NAME AND POSITION      YEAR   ($)      ($)     ($)(1)    (#)     COMPENSATION
-----------------      ----  ------   -------  ------   -------  ------------

John J. Meakem, Jr.    1998  373,654        0  359,400  198,000    4,800(2)
  Chairman, President  1997  339,635  100,000        0   50,000    4,569(2)
  and Chief Executive  1996  324,693        0        0        0    4,500(2)
  Officer

Michael O'Connell      1998  235,616        0  119,800  110,000    4,800(2)
  Executive Vice       1997  211,769   56,000        0   40,000    4,750(2)
  President, Chief     1996  195,962   10,000        0   40,000    4,500(2)
  Financial and
  Administrative
  Officer; President
  of Pharmaceutical
  Sciences

Les Riley              1998  235,616        0  119,800   75,000    4,800(2)
  Senior Vice          1997  211,769   56,000        0   40,000  169,799(3)
  President, President 1996  190,769   10,000        0  125,000    3,249(2)
  of Dermatology and
  Skin Care

Subhash Saxena, Ph.D.  1998  188,077        0        0   70,000    4,800(2)
  Senior Vice          1997  166,731   37,500        0   20,000    4,560(2)
  President, Research  1996  137,846    5,000        0   20,000    4,285(2)
  and Development/
  Regulatory Affairs

---------------

(1) The dollar value of restricted stock awards net of consideration paid by the named executive officer was calculated using the closing market price of the Company's Common Stock on date the restricted stock award was granted. Each restricted stock award provides that for a period of three years after the award of restricted stock, the recipient may not sell, assign, transfer, pledge or otherwise encumber the shares of restricted stock. Any cash dividends with respect to shares of restricted stock are automatically reinvested in additional shares of restricted stock. Each restricted stock award provides that if the employee should leave the employ of the Company prior to three years from the date of award, unless waived by the administrator of the plan under certain circumstances, the Company will have the right to repurchase the restricted stock at their original purchase price of $.01 per share. As of December 31, 1998, the Company had a total of 100,000 shares of restricted stock outstanding with an aggregate value of $537,500 based on the value of the Company's shares at December 31, 1998.
(2) The stated amounts are Company matching contributions to the Advanced Polymer Systems Salary Reduction Profit Sharing Plan. In 1998, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,800.
(3) This amount consists of $165,349 in relocation costs that were taxable to Mr. Riley in 1997 and $4,450 in Company matching contribution to the Advanced Polymer Systems Salary Reduction Profit Sharing Plan. See note
    (2) above.

The following table sets forth certain information with respect to options granted during 1998 to the executive officers named in the Summary
Compensation Table.

STOCK OPTION GRANTS IN 1998

                                                         POTENTIAL REALIZABLE
                                                          VALUE AT ASSUMED
                                                          ANNUAL RATES OF
                                                          STOCK PRICE
                                                          APPRECIATION FOR
                               INDIVIDUAL GRANTS            OPTION TERM(1)
                     ----------------------------------- --------------------
                                   %
                                  OF
                                 TOTAL
                                 OPTIONS
                      NUMBER OF  GRANTED
                      SECURITIES TO
                      UNDERLYING EMPLOYEES
                      OPTIONS    IN     EXERCISE
                       GRANTED   FISCAL PRICE   EXPIRATION
NAME                    (#)(2)   YEAR   ($/SH)   DATE      5%($)      10%($)
--------------------  ---------  ----   ------   --------  -------    ------
John J. Meakem, Jr.     60,000    8.5   $7.000   03/06/08  264,136    669,372
                        95,000   13.5   $4.188   10/20/08  250,212    634,086
                        43,000    6.1   $4.625   12/16/08  125,071    316,956
Michael P.J. O'Connell  20,000    2.8   $6.375   01/13/08   80,184    203,202
                        60,000    8.5   $4.188   10/20/08  158,029    400,476
                        30,000    4.2   $4.625   12/16/08   87,259    221,132
Les Riley               20,000    2.8   $6.375   01/13/08   80,184    203,202
                        25,000    3.6   $4.188   10/20/08   65,845    166,865
                        30,000    4.3   $4.625   12/16/08   87,259    221,132
Subhash Saxena, Ph.D.   20,000    2.8   $6.000   06/23/08   75,467    191,249
                        30,000    4.3   $4.188   10/20/08   79,014    200,238
                        20,000    2.8   $4.625   12/16/08   58,173    147,421

---------------
(1) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown
    (compounded annually)
    from the date of grant until the end of the ten year option term.
    The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission ("SEC") and do not reflect the Company's estimate of future stock price growth.
(2) The options granted under the Company's 1992 Stock Plan typically vest over 4 years at 25% annually. Payments on exercise, including any taxes the Company is required to withhold, may be made in cash, by a full recourse promissory note or by tender of shares. Options are granted at fair market value on the date of grant.


The following table sets forth certain information with respect to options exercised during 1998 and the value of options held at fiscal year end by the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

                                                                       VALUE OF UNEXERCISED
                                           NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                                          OPTIONS AT 1998 YEAR-END     AT FISCAL YEAR END (2)
                                          ------------------------- --------------------------
                       SHARES
                       ACQUIRED
                       UPON
                       OPTION     VALUE
                       EXERCISE  REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
NAME                     (#)      ($)(1)     (#)         (#)           ($)         ($)
---------------------  -------- --------  ----------- ------------- ----------- ------------
John J. Meakem, Jr.    20,000   100,938   625,081     225,833       189,903     115,369
Michael P.J. O'Connell      0         0   330,833     119,167        74,216      71,689
Les Riley                   0         0   151,146      88,854        22,500      29,675
Subhash Saxena, Ph.D        0         0   139,667      70,833        55,000      35,923

---------------
(1) Market value of underlying securities at exercise less the exercise price.
(2) Market value of underlying securities at fiscal year-end minus the exercise price of "in-the-money" options.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The following table sets forth beneficial Common Stock ownership as of April
22, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named in the Summary Compensation Table above, and
(iii) all executive officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable and except as otherwise set forth in the footnotes to the table.

                                                NUMBER     PERCENT
                                                  OF          OF
           NAME                                SHARES(1)    CLASS(1)
-------------------------------------------    ---------    --------
Carl Ehmann, M.D., F.A.C.P.(2)                     67,686    *
Jorge Heller, Ph.D.(3)                            100,686    *
John J. Meakem, Jr.(4)                            905,967    4.4
Michael O'Connell(5)                              371,526    1.8
Peter Riepenhausen(6)                              93,686    *
Les Riley(7)                                      194,098    1.0
Toby Rosenblatt(8)                                266,212    1.3
Subhash Saxena, Ph.D.(9)                          149,912    *
Gregory H. Turnbull(10)                            75,686    *
C. Anthony Wainwright(11)                          24,186    *
Dennis Winger(12)                                  75,686    *
Johnson & Johnson Development Corporation(13)   1,332,101    6.6
One Johnson & Johnson Plaza
New Brunswick, NJ 08933
Citigroup, Inc.(14)                             4,657,561   23.2
388 Greenwich Street
New York, NY 10013
Officers and Directors as a group(11 persons)   2,325,331   10.6
 (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)

--------------
 *   Less than one percent.
(1) Assumes the exercise of all outstanding options and warrants to purchase Common Stock held by such person or group to the extent exercisable on or before June 22, 1999, and that no other person has exercised any outstanding stock options.
(2) Includes 65,000 shares underlying presently exercisable stock options.
(3) Includes 90,000 shares underlying presently exercisable stock options.
(4) Includes 654,247 shares underlying presently exercisable stock options.
(5) Includes 346,249 shares underlying presently exercisable stock options.
(6) Includes 8,000 shares held as joint tenant with Mr. Riepenhausen's spouse and 85,000 shares underlying presently exercisable stock options.
(7) Includes 172,917 shares underlying presently exercisable stock options.
(8) Includes 75,000 shares underlying presently exercisable stock options.
(9) Includes 148,834 shares underlying presently exercisable stock options.
(10) Includes 75,000 shares underlying presently exercisable stock options.
(11) Includes 22,500 shares underlying presently exercisable stock options.
(12) Includes 75,000 shares underlying presently exercisable stock options.
(13) Based solely on information contained in a Schedule 13G dated July 6, 1998.
(14) Based solely on information contained in a Schedule 13G dated January 8, 1999, and includes 1,659,500 shares held by Mutual Management Corporation and 2,998,061 shares held by Solomon Smith Barney, Inc.

Item 13.  Certain Relationships and Related Transactions

The Company entered into a three-year employment agreement with Mr. Meakem in May 1993. In 1995, the employment agreement was amended to extend the term for an additional three years and provide for automatic yearly extensions thereafter unless written notice of its intention not to automatically extend the agreement is given by either party and was further amended in April 1999 to include in the definition of "change in control" a change in a majority of the Board of Directors discussed below. The employment agreement provides that Mr. Meakem may elect to terminate his employment within stated periods of a change in control of the Company and receive an amount equal to his prior twelve months' salary and bonus, payable over the subsequent twelve month period. Mr. Meakem is entitled to receive an amount equal to twice his prior twelve months' salary and bonus if the Company should terminate his employment within stated periods of a change in control or if he elects to terminate his employment following a change in control if his position with the Company is reduced in terms of responsibility or indicia of status. "Change in control" under the agreement is defined to include an acquisition of more than fifty percent of the outstanding shares of the Company or a change in the majority of the individuals who were members of the Board of Directors in May 1993 (the "Initial Directors") plus any new directors who were approved by a majority of the original Initial Directors and any new directors who were so approved by them, but excluding any new director who initially assumed office as a result of an actual or threatened contested election of directors.

As of April 26, 1999, the Company had an outstanding secured loan receivable of $235,000 from John J. Meakem, Jr. The loan is secured by the shares of Company stock owned by Mr. Meakem. In 1998, the Company charged an interest rate of 5% on this loan, which was intended to be equivalent to interest earned by the Company on its short term investments. The rate of interest was increased beginning March 1, 1999 to a rate equal to the Company's cost of funds (approximately 13.87%) or, if lower, the highest rate permitted under applicable law. The loan was approved by the Compensation and Stock Option Committee of the Company's Board of Directors. Repayment of the loan is due on or before December 31, 1999.

During 1998, the Company paid to Dr. Carl Ehmann, Dr. Jorge Heller (who consults for the Company on a full time basis and is the Company's Chief Scientist), Peter Riepenhausen and Mr. C. Anthony Wainwright, all who are directors of the Company for consulting services in their fields of expertise, the respective amounts of $3,000, $160,000, $7,500 and $4,500, respectively. Payments for similar services in 1997 were $0, $144,999, $0 and $2,000, respectively, and in 1996 were $0, $127,000, $0 and $0, respectively.

The Company has entered into agreements with Biosource Technologies, Inc. ("Biosource") of which Toby Rosenblatt is a stockholder and a former director. All agreements between APS and Biosource have been, and will continue to be, considered and approved by a vote of the disinterested directors. The agreements provided APS worldwide rights to use and sell Biosource's biologically-synthesized melanin in Microsponge(R) systems for all sun protection, cosmetic, ethical dermatology and over-the-counter skin care purposes. In return, APS was required to make annual minimum purchases of melanin, pay royalties on sales of APS melanin-Microsponge products and was required to prepay $500,000 of royalties. For estimated losses on purchase commitments and related inventory, the Company accrued $1,400,000 in 1996. All minimum financial commitments under the current agreements have been expensed by APS. In 1996, APS paid Biosource the 1995 minimum purchase commitment by issuing Biosource 94,000 shares of APS common stock. In November 1997 Biosource filed a complaint against the Company in the San Mateo Superior Court alleging failure to make annual minimum purchases of melanin and the Company cross complained. In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a) 3.  Exhibits
3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated
March 5, 1997 (7)*
10-E-Lease Agreement between Registrant and Metropolitan Life
Insurance Company for lease of Registrant's executive
offices in Redwood City dated as of November 17, 1997. (9) 10-N-Agreement with Johnson & Johnson dated April 14, 1992.
(3)
10-P-Warrant to Purchase Common Stock. (4)
10-S-Lease Agreement between Registrant and Financing for
Science International dated September 1, 1995 (5)
10-V-Investment Agreement between Registrant and Lander
Company. (6)
10-W-License, Assignment and Supply Agreement between
Registrant and Lander Company. (8)
10-X-Employment Agreement between the Registrant and John J.
Meakem, Jr., as amended. *
10-Y-Master Loan and Security Agreement with Finova Capital
Corporation dated March 29, 1999 with exhibits.
-----------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended
December 31, 1992, and incorporated herein by reference.
(4)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and
4.4 to Registrant's Registration Statement on Form S-3
(Registration No.33-82562) and incorporated herein by reference.
(5)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by referenced.
(7)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
   (8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
   (9)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

Signature                   Title                           Date
--------------------------------------------------------------------------
/S/ John J. Meakem, Jr.     Chairman, President,
-------------------------   Chief Executive Officer         April 29, 1999
John J. Meakem, Jr.                                         --------------


/S/ Michael O'Connell       Executive Vice President,
-------------------------   Chief Administrative Officer
Michael O'Connell           and Chief Financial Officer     April 29, 1999
                                                            --------------


/S/ Carl Ehmann             Director                        April 29, 1999
-------------------------                                   --------------
Carl Ehmann


/S/ Jorge Heller            Director                        April 29, 1999
-------------------------                                   --------------
Jorge Heller


/S/ Peter Riepenhausen      Director                        April 29, 1999
-------------------------                                   --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                        April 29, 1999
-------------------------                                   --------------
Toby Rosenblatt


/S/ Gregory H. Turnbull     Director                        April 29, 1999
-------------------------                                   --------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                        April 29, 1999
-------------------------                                   --------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                        April 29, 1999
-------------------------                                   --------------
Dennis Winger


                                 EXHIBIT INDEX
                            Form 10-K Annual Report

3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997
(7)*
10-E-Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (9)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-P-Warrant to Purchase Common Stock. (4)
10-S-Lease Agreement between Registrant and Financing for Science International dated September 1, 1995 (5)
10-V-Investment Agreement between Registrant and Lander Company. (6) 10-W-License, Assignment and Supply Agreement between Registrant and Lander Company. (8)
10-X-Employment Agreement between the Registrant and John J. Meakem,
   Jr., as amended. *
10-Y-Master Loan and Security Agreement with Finova Capital Corporation dated March 29, 1999 with exhibits.
-----------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(4)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and
4.4 to Registrant's Registration Statement on Form S-3
(Registration No.33-82562) and incorporated herein by reference.
(5)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1995.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March
31, 1996, and incorporated herein by referenced.
(7)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
(8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(9)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*  Management Contract or Compensatory plans.