Form 10-Q
period 1999-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-05-14
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1999


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

At April 30, 1999, the number of outstanding shares of the Company's common stock, par value $.01, was 20,088,286.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
March 31, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                      March 31, 1999  December 31, 1998
                                      --------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  5,356,566      $  4,088,173
  Trade accounts receivable, net          2,466,906         2,532,527
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,808,557         2,296,852
  Inventory                               3,169,611         2,959,443
  Advances and loans to officers
    and employees                           420,632           338,947
  Prepaid expenses and other                657,057           596,400
                                         ----------        ----------

   Total current assets                  14,879,329        12,812,342

Property and equipment, net               8,495,715         8,643,856
Deferred loan costs, net                     44,612            90,428
Goodwill and other intangible
  assets, net                             1,304,978         1,351,813
Other long-term assets                      187,892           182,892
                                         ----------        ----------
Total assets                           $ 24,912,526      $ 23,081,331
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,292,476      $  1,347,737
  Accrued expenses                        1,403,313         1,057,287
  Accrued settlement liability            1,000,000         1,300,000
  Deferred revenue                          750,000           750,000
  Current portion - long-term debt        1,195,757         3,055,460
                                         ----------        ----------
Total current liabilities                 5,641,546         7,510,484

Deferred revenue - long-term              1,036,517         1,035,855
Long-term debt                            3,088,636                --
                                         ----------        ----------
Total liabilities                         9,766,699         8,546,339
                                         ----------        ----------
Shareholders' equity:
  Common stock and common stock
   warrants                              85,184,563        84,903,633
  Accumulated deficit                   (70,038,736)      (70,368,641)
                                         ----------        ----------
Total shareholders' equity               15,145,827        14,534,992
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 24,912,526      $ 23,081,331
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                 Three Months Ended March 31,
                                 ----------------------------
                                      1999          1998
                                     ------        ------

Product revenues                    $ 2,950,055   $ 3,509,461
Royalties, license and option
  fees and R&D fees                   1,670,787     1,062,437
                                     ----------    ----------

Total revenues                        4,620,842     4,571,898

Cost of sales                         1,548,172     1,749,611

Operating expenses:
 Research & development, net          1,055,521     1,038,752
 Selling & marketing                    727,085       875,830
 General & administration               850,716       726,686
                                     ----------    ----------

Total operating expenses              2,633,322     2,641,268
                                     ----------    ----------

Operating income                        439,348       181,019

Interest income                          33,700        83,457

Interest expense                       (142,716)     (228,780)

Other expense, net                         (427)       (8,876)
                                     ----------    ----------

Net income                          $   329,905   $    26,820
                                     ==========    ==========

Basic earnings per common share     $      0.02   $      0.00
                                     ==========    ==========

Diluted earnings per common share   $      0.02   $      0.00
                                     ==========    ==========

Weighted average common shares
 outstanding-basic                   20,018,245    19,577,247
                                     ==========    ==========

Weighted average common shares
 outstanding-diluted                 20,241,082    20,358,114
                                     ==========    ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                For the three months ended March 31,
                                ------------------------------------
                                            1999             1998
                                         ----------       ----------

Cash flows from operating activities:
Net income                              $   329,905      $    26,820
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization            269,264          269,853
   Amortization of deferred loan costs       45,816           65,816
   Stock issued to directors                 21,000               --
   Stock compensation awards to non-
    employees                                    --           30,000
   Restricted stock awards                   49,930               --
 Changes in operating assets and
  liabilities:
   Trade accounts receivable                 65,621         (917,391)
   Receivables for royalties, license
     and option fees and R&D fees          (511,705)        (460,617)
   Inventory                               (210,168)        (339,365)
   Prepaid expenses and other              (142,342)        (135,998)
   Other long-term assets                    (5,000)          40,008
   Accounts payable and accrued expenses    290,765         (752,239)
   Accrued settlement liability            (300,000)              --
   Deferred revenues                            662           (7,229)
                                          ---------        ---------
Net cash used in operating activities       (96,252)      (2,180,342)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment      (74,288)      (1,213,942)
                                          ---------        ---------
Net cash used in investing activities       (74,288)      (1,213,942)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants              210,000        1,766,393
   Proceeds from long-term debt           4,000,000               --
   Repayment of debt                     (2,771,067)        (620,778)
                                          ---------        ---------
Net cash provided by financing
 activities                               1,438,933        1,145,615
                                          ---------        ---------
Net (decrease) increase in cash and
 cash equivalents                         1,268,393       (2,248,669)
Cash and cash equivalents, beginning
 of the period                            4,088,173        8,672,021
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 5,356,566      $ 6,423,352
                                          =========        =========
Cash paid for interest                  $    77,273      $   164,472
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
------------------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of March 31, 1999 and the results of their operations and cash flows for the three months ended March 31, 1999 and 1998.

These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, Premier, Inc. ("Premier") and APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company considers all short-term investments in debt securities which have original maturities of less than three months to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 1999.

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of March 31, 1999 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1998                               19,993,311
Warrants exercised after December 31, 1998           70,000
Shares issued to Directors after December
 31, 1998                                             4,802
                                                 ----------
Total shares                                     20,068,113
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:


                                   Three Months Ended
                                        March 31,
                                   ------------------

                                        1999          1998
                                        ----          ----
Net income available to
 stockholders (numerator)          $   329,905   $    26,820
                                    ==========    ==========

Shares calculation (denominator):
 Weighted average shares
  outstanding - basic               20,018,245    19,577,247
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                  104,432       501,844
 Warrants                              118,405       279,023
                                    ----------    ----------
 Weighted average shares
  outstanding - diluted             20,241,082    20,358,114
                                    ==========    ==========

Earnings per share - basic         $      0.02   $      0.00
                                    ==========    ==========

Earnings per share - diluted       $      0.02   $      0.00
                                    ==========    ==========

Options to purchase 2,761,305 and 1,037,838 shares of Common Stock with exercise prices ranging from $5.00 to $15.00 and $7.38 to $15.00 per share were outstanding during the quarters ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares. The options expire between July 23, 2001 and June 23, 2008.

(3)  Related Party Transactions
     --------------------------

During the first quarter of 1999, additional advances totaling $102,000 were made to an officer of the Company. As of March 31, 1999, the outstanding secured loan receivable from the officer totaled $355,000. During May 1999, $120,000 of the loan balance was paid by the officer. The loan bears an interest rate of the lower of 13.87% or the highest rate permitted under the applicable law. The loan was approved by the Compensation Committee of the Company's Board of Directors. Repayment of the loan is due by December 31, 1999.

(4)  Inventory
     ---------

The major components of inventory are as follows:

                          March 31, 1999      December 31, 1998
                          --------------      -----------------
Raw materials and work-
  in-process              $  906,064          $  743,383
Finished goods             2,263,547           2,216,060
                           ---------           ---------
Total inventory           $3,169,611          $2,959,443
                           =========           =========

(5)  Debt
     ----

In March 1999, the Company received a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt repayments made in the first quarter of 1999.

(6)  Legal Proceedings
     -----------------

In November 1997, Biosource Technologies, Inc. filed a compliant against the Company in the San Mateo Superior Court.
 Biosource claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid Biosource $300,000 in January, 1999. The remaining $1,000,000 will be paid in cash by May 31, 1999. The settlement agreement also provides for the termination of the license and supply agreement between the parties.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended March 31, 1999 and
-------------------------------------------------------------------
1998
----

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs, risks of consummation of the sale of the Company (as to which there is no assurance) and other risks described below or identified from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees, royalties and R&D fees. The Company is currently manufacturing and selling Microsponge(R) and Polytrap (R) delivery systems for use by customers in approximately 100 different personal care and cosmetic products. Under strategic alliance arrangements entered into with certain corporations, APS can receive non-refundable upfront fees, future milestone payments, commitments for future minimum purchases and royalties based on third party product sales or a share of partners' revenues, and revenues from the sale of Microsponge and Polytrap systems.

Product revenues for the three months ended March 31, 1999 totaled $2,950,000 compared to $3,509,000 in the corresponding period of the prior year, representing a decrease of $559,000 or 16%. This decrease is primarily due to the launch of a Microsponge-based retinol formulation in the first quarter of the prior year and the supply of Microsponge systems to Procter & Gamble for a baby wipe product which has now been discontinued.

Royalties, license and option fees, and R&D fees for the first quarter of 1999 increased by $608,000 or 57% from the first quarter of the prior year to a total of $1,671,000. Approximately 82% of the increase is due to the exercise of an option by a cosmeceutical customer to purchase the rights to a certain proprietary product. Higher royalties from Ortho Pharmaceutical for Retin-A(R) Micro(TM) accounted for 31% of the increase. These increases were partly offset by the absence of royalties from Procter & Gamble for the baby wipe product.

Gross profit on product revenues of $1,402,000 decreased as a percentage of product revenues from 50% to 48% due mainly to the launch of a Microsponge-based retinol formulation in the first quarter of the prior year.

Research and development expenses for the first quarter of 1999 were essentially flat with the corresponding period of the prior year.

Selling and marketing expenses decreased by $149,000 or 17% from the first quarter of the prior year to $727,000. The decrease is mostly due to lower expenses for outside services relating to print promotion activities.

General and administrative expenses totaled $851,000, an increase of $124,000 or 17% from the first quarter of the prior year. This increase is primarily attributable to incremental compensation expense resulting from restricted stock awards, incremental compensation for the Company's Board of Directors, higher travel expenses and other outside services.

Interest income decreased by $50,000 or 60% from the first quarter of the prior year due to lower average cash balances. Interest expense decreased by $86,000 or 38% to $143,000 due to a decrease in outstanding debt compared to the first quarter of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 1999 were $24,913,000 compared with $23,081,000 at December 31, 1998. Working capital increased to $9,238,000 from $5,302,000 for the same period and cash and cash equivalents increased to $5,357,000 from $4,088,000. During the first three months of 1999, the Company's operating activities used $96,000 of cash compared to $2,180,000 in the first quarter of the prior year. The Company invested approximately $1,056,000 in product research and development and $727,000 in selling and marketing the Company's products and technologies.

Trade accounts receivable decreased slightly to $2,467,000 at March 31, 1999 from $2,533,000 at December 31, 1998. Days sales outstanding increased to 73 days at March 31, 1999 compared to 68 days at December 31, 1998. The increase in days sales outstanding is mainly due to the timing of product shipments, which was heavily weighted towards the last month of the quarter. Receivables from royalties, license and option fees and R&D fees increased to $2,809,000 at March 31, 1999 compared to $2,297,000 at December 31,
1998. This increase is primarily attributable to certain proceeds related to the sale of a proprietary product which are not due for payment until the second quarter of 1999.

Capital expenditures for the three months ended March 31, 1999 decreased substantially to $74,000 compared to $1,214,000 in the same period of the prior year. The first quarter of the prior year included capital expenditures related to the plant expansion in the Company's manufacturing facility in Louisiana and leasehold improvements to the Company's new facility in Redwood City, which are now substantially complete.

In March 1999, the Company received a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt repayments made in the first quarter of 1999.

In accordance with the terms of the settlement agreement with Biosource, the Company will pay Biosource an amount of $1,000,000 in May 1999 in lieu of issuing shares of the Company's common stock.

The Company has financed its operations, including technology and product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including royalties, license and option fees and R&D fees, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

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

Based on current estimates, management expects the total cost to remediate non-compliant systems will be less than $650,000 (approximately $598,000 of which has been incurred since the project was started in early 1998). Most of the costs incurred were for purchases of new systems and related equipment. The estimate may change materially as the Company continues to review and audit the result of its work. The Company expects to fund all costs to upgrade or replace systems that are not Year 2000-compliant through operating cash flows.

The Company has not yet determined its most likely worst case Year 2000 scenario. Potential Year 2000 scenarios are going to be considered in the Company's contingency plans.

The Company is currently in the process of developing formal contingency plans for addressing any problems which may result if the work performed in phase two and three do not successfully resolve all issues by the Year 2000. The Company expects to complete its contingency plans in the third quarter of 1999.

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

PART II. OTHER INFORMATION
         -----------------

ITEM 1.  Legal Proceedings
         -----------------

In November, 1997 Biosource Technologies, Inc. ("Biosource") filed a complaint against the Company in the San Mateo Superior Court. Biosource claimed damages from the Company on the grounds that the Company has failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid Biosource $300,000 in January, 1999.
The remaining $1,000,000 will be paid by the Company in cash by May 31, 1999. The settlement agreement also provided for the termination of the license and supply agreement between the parties.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the three months ended March 31, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: May 13, 1999              By:  /S/ John J. Meakem, Jr.
     --------------                  ----------------------------
                                     John J. Meakem, Jr.
                                     Chairman, President and
                                     Chief Executive Officer



Date: May 13, 1999              By:  /S/ Michael O'Connell
     --------------                  ----------------------------
                                     Michael O'Connell
                                     Executive Vice President,
                                     Chief Administrative Officer
                                     and Chief Financial Officer;
                                     President of Pharmaceutical
                                     Sciences

                             EXHIBIT INDEX

                               Form 10-Q


EXHIBIT         DESCRIPTION

  27            Financial Data Schedule