Form 10-Q
period 1999-06-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-08-13
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1999


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

At July 31, 1999, the number of outstanding shares of the Company's common stock, par value $.01, was 20,092,005.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                       June 30, 1999  December 31, 1998
                                       -------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  3,528,767      $  4,088,173
  Trade accounts receivable, net          2,885,579         2,532,527
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,414,412         2,296,852
  Inventory                               3,601,301         2,959,443
  Advances and loans to officers
    and employees                           303,679           338,947
  Prepaid expenses and other                864,388           596,400
                                         ----------        ----------

   Total current assets                  13,598,126        12,812,342

Property and equipment, net               8,348,562         8,643,856
Deferred loan costs, net                     54,727            90,428
Goodwill and other intangible
  assets, net                             1,258,143         1,351,813
Other long-term assets                      482,892           182,892
                                         ----------        ----------
   Total assets                        $ 23,742,450      $ 23,081,331
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,092,868      $  1,347,737
  Accrued expenses                        1,433,115         1,057,287
  Accrued settlement liability                   --         1,300,000
  Deferred revenue                          750,000           750,000
  Current portion - long-term debt          954,130         3,055,460
                                         ----------        ----------
   Total current liabilities              4,230,113         7,510,484

Deferred revenue - long-term              1,036,517         1,035,855
Long-term debt                            2,869,873                --
                                         ----------        ----------
   Total liabilities                      8,136,503         8,546,339
                                         ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                              85,319,958        84,903,633
  Accumulated deficit                   (69,714,011)      (70,368,641)
                                         ----------        ----------
Total shareholders' equity               15,605,947        14,534,992
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 23,742,450      $ 23,081,331
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------
                                    June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                    -------------   -------------   -------------   -------------

Product revenues                    $ 3,528,917   $ 3,594,937       $ 6,478,972     $ 7,148,148
Royalties, license and option
  fees and R&D fees                   1,196,790     1,502,785         2,867,577       2,521,472
                                     ----------    ----------        ----------      ----------

Total revenues                        4,725,707     5,097,722         9,346,549       9,669,620

Cost of sales                         1,679,554     1,953,342         3,227,726       3,702,953

Operating expenses:
 Research & development, net          1,027,701     1,161,090         2,083,222       2,199,842
 Selling & marketing                    689,215       738,896         1,416,300       1,614,726
 General & administration               889,145       865,411         1,739,861       1,592,101
                                     ----------    ----------        ----------      ----------

Total operating expenses              2,606,061     2,765,397         5,239,383       5,406,669
                                     ----------    ----------        ----------      ----------

Operating income                        440,092       378,983           879,440         559,998

Interest income                          47,030        70,902            80,730         154,359

Interest expense                       (161,180)     (211,419)         (303,896)       (440,199)

Other expense, net                       (1,217)      (11,483)           (1,644)        (20,359)
                                     ----------    ----------        ----------       ---------

Net income                          $   324,725   $   226,983       $   654,630      $  253,799
                                     ==========    ==========        ==========       =========

Basic earnings per common share     $      0.02   $      0.01       $      0.03      $     0.01
                                     ==========    ==========        ==========       =========

Diluted earnings per common share   $      0.02   $      0.01       $      0.03      $     0.01
                                     ==========    ==========        ==========       =========

Weighted average common shares
 outstanding-basic                   20,088,397    19,877,164        20,053,321      19,727,206
                                     ==========    ==========        ==========      ==========

Weighted average common shares
 outstanding-diluted                 20,410,721    20,585,182        20,308,510      20,494,607
                                     ==========    ==========        ==========      ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                   For the six months ended June 30,
                                   ---------------------------------
                                            1999             1998
                                         ----------       ----------

Cash flows from operating activities:
Net income                              $   654,630      $   253,799
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization            543,362          534,531
   Amortization of deferred loan costs       35,701          131,632
   Stock issued to directors                 21,000               --
   Stock compensation awards to non-
    employees                                    --           12,850
   Restricted stock awards                   99,858               --
 Changes in operating assets and
  liabilities:
   Trade accounts receivable               (353,052)      (1,419,550)
   Receivables for royalties, license
     and option fees and R&D fees          (117,560)        (452,466)
   Inventory                               (641,858)        (440,814)
   Prepaid expenses and other              (232,720)        (128,291)
   Other long-term assets                  (300,000)          41,288
   Accounts payable and accrued expenses    120,959         (904,816)
   Accrued settlement liability          (1,300,000)              --
   Deferred revenues                            662           (7,229)
                                          ---------        ---------
Net cash used in operating activities    (1,469,018)      (2,379,066)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment     (154,398)      (2,001,351)
                                          ---------        ---------
Net cash used in investing activities      (154,398)      (2,001,351)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants              211,726        2,043,749
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                     83,741          109,635
   Proceeds from long-term debt           4,000,000               --
   Repayment of debt                     (3,231,457)      (1,248,144)
                                          ---------        ---------
Net cash provided by financing
 activities                               1,064,010          905,240
                                          ---------        ---------
Net decrease in cash and cash
 equivalents                               (559,406)      (3,475,177)
Cash and cash equivalents, beginning
 of the period                            4,088,173        8,672,021
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 3,528,767      $ 5,196,844
                                          =========        =========
Cash paid for interest                  $   226,270      $   317,281
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 1999 AND 1998 (UNAUDITED)
----------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced
Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of June 30, 1999 and the results of their operations for the three and six months ended June 30, 1999 and 1998.

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

The Company considers all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 1999.

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of June 30, 1999 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1998                               19,993,311
Warrants exercised after December 31, 1998           70,000
Shares issued to Directors after December
 31, 1998                                             4,802
Shares issued under the Employee Stock
 Purchase Plan                                       20,173
Shares issued upon exercise of stock options            333
                                                 ----------
Total shares                                     20,088,619
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:




                                      Three Months Ended             Six Months Ended
                                      ------------------             ----------------
                                 June 30, 1999  June 30,1998   June 30, 1999   June 30,1998
                                 -------------  ------------   -------------   ------------

Net income available to
 stockholders (numerator)        $   324,725   $   226,983     $   654,630     $   253,799
                                  ==========    ==========      ==========      ==========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic             20,088,397    19,877,164      20,053,321      19,727,206
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                217,860       555,317         152,199         528,646
 Warrants                            104,464       152,701         102,990         238,755
                                  ----------    ----------      ----------      ----------
 Weighted average shares
  outstanding - diluted           20,410,721    20,585,182      20,308,510      20,494,607
                                  ==========    ==========      ==========      ==========

Earnings per share - basic       $      0.02   $      0.01     $      0.03     $      0.01
                                  ==========    ==========      ==========      ==========

Earnings per share - diluted     $      0.02   $      0.01     $      0.03     $      0.01
                                  ==========    ==========      ==========      ==========



The following options with expiration dates ranging from July 23, 2001 to June 16,2009 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:



                                   Three Months Ended                 Six Months Ended
                                   ------------------                 ----------------
                             June 30, 1999    June 30, 1998     June 30, 1999    June 30, 1998
                             -------------    -------------     -------------    -------------

Number outstanding           2,088,310        812,417           2,730,788        827,917
Range of exercise prices     $5.44-$15.00     $7.75-$15.00      $5.19-$15.00     $7.75-$15.00



(3)  R&D Fees
     --------
Fees from research and development activities are recognized as revenues when earned and contract provisions are met. Such fees (revenues) represent amounts paid to APS as reimbursement of costs incurred in product development and clinical evaluation, including a portion of overhead and administrative expenses. As a general policy, the revenues are not recognized if amounts received are refundable or the Company has related future performance obligations.

(4)  Long-Lived Assets, Including Goodwill and Other Intangibles
     -----------------------------------------------------------
The Company evaluates the carrying value of long-lived assets, including goodwill, whenever changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets, including goodwill to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no impairment of long-lived assets, including goodwill and other intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

(5)  Related Party Transactions
     --------------------------

During May 1999, a payment of $120,000 on an outstanding loan balance was made by an officer. As of June 30, 1999, the outstanding secured loan receivable from the officer totaled $240,000. The loan bears an interest rate of the lower of 13.87% or the highest rate permitted under the applicable law. The loan was approved by the Compensation Committee of the Company's Board of Directors. Repayment of the loan is due by December 31, 1999.

(6)  Inventory
     ---------

The major components of inventory are as follows:

                          June 30, 1999  December 31, 1998
                          -------------  -----------------
Raw materials and work-
  in-process              $1,122,695        $  743,383
Finished goods             2,478,606         2,216,060
                           ---------         ---------
Total inventory           $3,601,301        $2,959,443
                           =========         =========

(7)  Note Receivable
     ---------------

Included in long-term assets is the non-current portion of a note receivable recorded by the Company in connection with the sale of certain proprietary product rights. The total amount due as of June 30, 1999, is $600,000. The Company received $100,000 payment in July 1999. The remaining $500,000, which bears an interest rate equal to the prime rate, is due in equal monthly installments over a period of twenty-five months commencing September 15, 1999.

(8)  Debt
     ----

In March 1999, the Company received a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt payments made in the first quarter of 1999.

(9)  Income Taxes
     ------------

The Company does not anticipate incurring significant amounts of income taxes in 1999 due to the use of its net operating loss carry forwards from the prior year. Currently, any income tax expense is being offset by recognition of a corresponding change in the valuation allowance for deferred tax assets.

(10) Legal Proceedings
     -----------------

In November 1997, Biosource Technologies, Inc. ("Biosource") filed a complaint against the Company in the San Mateo Superior
Court. Biosource claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consisted of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid Biosource $300,000 in January, 1999 and $1,000,000 on May 31, 1999. The settlement agreement also provided for the termination of the license and supply agreement between the parties.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended June 30, 1999 and
-------------------------------------------------------------------
1998
----

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs, risks of consummation of contemplated action to maximize stockholder value (as to which there is no assurance) and other risks described below or identified from time to time in the Company's Securities and Exchange Commission filings.

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

Product revenues for the three months ended June 30, 1999 totaled $3,529,000 compared to $3,595,000 in the corresponding period of the prior year, representing a slight decrease of $66,000 or 2%.
Product revenues for the second quarter of 1999 included initial shipments of a Microsponge-entrapped retinol formulation to a new customer for the U.S. launch of a new product. The corresponding period of the prior year included shipments to a customer for the worldwide launch of a Microsponge-based formulation and shipments to a customer for a baby wipe product that has now been discontinued.

Royalties, license and option fees, and R&D fees of $1,197,000 for the second quarter of 1999 decreased by $306,000 or 20% from the second quarter of the prior year. This decrease is mainly attributable to lower R&D fees due to the timing and status of certain R&D projects.

Gross profit on product revenues of $1,849,000 increased as a percentage of product revenues from 46% to 52% as lower-margin sales of Microsponge systems to a customer for its baby wipe product were replaced by sales of higher-margin cosmeceutical products.

Research and development expenses for the second quarter of 1999 decreased by $133,000 or 11% from the corresponding period of the prior year due to lower expenses for professional fees and increased expense reimbursement for clinical studies from some of the Company's corporate partners.

Selling and marketing expenses totaled $689,000, a decrease of $50,000 or 7% from the second quarter of the prior year. This decrease is primarily attributable to a decrease in headcount as part of the Company's cost-containment efforts.

General and administrative expenses for the second quarter of 1999 totaled $889,000, a slight increase of $24,000 or 3% from the same period of the prior year. This increase is primarily due to higher professional fees resulting from the potential proxy contest that was resolved in the second quarter of 1999 and increased investor and public relations expenses.

Interest income decreased by $24,000 or 34% from the second quarter of the prior year due to lower average cash balances. Interest expense decreased by $50,000 or 24% due to a decrease in the average debt compared to the second quarter of the prior year.

Results of Operations for the Six Months Ended June 30, 1999 and
----------------------------------------------------------------
1998
----

Product revenues for the six months ended June 30, 1999 were $6,479,000 compared to $7,148,000 in the same period of the prior year, representing a decrease of $669,000 or 9%. This decrease is primarily attributable to the supply of Microsponge systems to a customer in the year-ago period for a baby wipe product that has now been discontinued. Product revenues for the second half of 1999 included first shipments of a Microsponge-entrapped retinol formulation to a new customer for the U.S. launch of a new product. The corresponding period of the prior year included shipments to a customer for the worldwide launch of a Microsponge-based formulation and shipments to a customer for a baby wipe product that has now been discontinued.

Royalties, license and option fees and R&D fees for the first half of 1999 increased by $346,000 or 14% from the first half of the prior year to a total of $2,868,000. This increase is mainly due to the exercise of an option by a cosmeceutical customer for rights to a certain proprietary product and its subsequent sale to a third party. Higher royalties from Ortho Pharmaceutical for Retin-A(R) Micro(TM) were offset by lower R&D fees due to the timing and status of certain R&D projects.

Research and development expenses for the first six months of 1999 decreased by $117,000 or 5% from the corresponding period of the prior year due to lower expenses for professional fees and increased expense reimbursement for clinical studies from some of the Company's corporate partners.

Selling and marketing expenses for the first half of 1999 totaled
$1,416,000, a decrease of $198,000 or 12% from the first half of the prior year. This decrease is primarily attributable to lower expenses for outside services relating to print promotion activities and a decrease in headcount as part of the Company's cost-containment efforts.

General and administrative expenses for the six months ended June 30, 1999 increased by $148,000 or 9% to $1,740,000 compared to the corresponding period of the prior year. This increase is mainly due to increased investor and public relations expenses, incremental compensation for the Company's Board of Directors and higher professional fees resulting from the potential proxy contest that was resolved in the second quarter of 1999.

Interest income decreased by $74,000 or 48% from the first half of the prior year due to lower average cash balances. Interest expense decreased by $136,000 or 31% to $304,000 due to a decrease in average debt compared to the first half of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 1999 were $23,742,000 compared with $23,081,000 at December 31, 1998. Working capital increased to $9,368,000 from $5,302,000 for the same period and cash and cash equivalents decreased to $3,529,000 from $4,088,000. During the first six months of 1999, the Company's operating activities used $1,469,000 of cash compared to $2,379,000 in the first half of the prior year. The Company invested approximately $2,083,000 in product research and development and $1,416,000 in selling and marketing the Company's products and technologies.

Trade accounts receivable increased to $2,886,000 at June 30, 1999 from $2,533,000 at December 31, 1998. Days sales outstanding increased to 81 days at June 30, 1999 compared to 68 days at December 31, 1998. The increase in days sales outstanding is mainly due to the timing of product shipments, which was heavily weighted towards the last month of the quarter. Receivables from royalties, license and option fees and R&D fees increased to $2,414,000 at June 30, 1999 compared to $2,297,000 at December 31, 1998. This increase is primarily attributable to the sale of a proprietary product in June 1999. Payment for the aforementioned sale is due over a two-year period and the current portion is included in receivables from royalties, license and option fees and R&D fees.

Capital expenditures for the six months ended June 30, 1999 decreased substantially to $154,000 compared to $2,001,000 in the same period of the prior year. The first half of the prior year included capital expenditures related to expansion of the Company's manufacturing facility in Louisiana and leasehold improvements to the Company's new facility in Redwood City, which are now complete.

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

In accordance with the terms of the settlement agreement with Biosource (Note 7), the Company paid Biosource the final settlement amount of $1,000,000 in cash in May 1999 in lieu of issuing shares of the Company's common stock in payment.

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

The Company developed a three-phased program to address Year 2000 issues. The first phase consists of identifying necessary changes to application software used by the Company. The Company utilizes an integrated ERP system for the majority of its manufacturing and financial systems and has received the Year 2000 compliant version of the software from the vendor. Implementation of the upgraded software was completed on September 30, 1998.

The second phase consisted of identifying and determining whether
Company systems not addressed in Phase One (including non-IT systems) are Year 2000 compliant. The Company believes that upgrades and replacements of systems that are not Year 2000 compliant have been substantially completed.

The third phase consisted of determining the extent to which the Company may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. Although the Company has received assurances from third parties that their systems are either currently Year 2000 compliant or will be Year 2000 compliant by the end of the year, there can be no assurance that the systems of other companies with which the Company deals or on which the Company's systems rely will be converted on a timely basis, or that any such failure to convert by another company could not have an adverse effect on the Company.

The Company has incurred approximately $600,000 to remediate non-compliant systems since the project was started in early 1998. Most of the costs incurred were for purchases of new systems and related equipment. The Company has funded all costs to upgrade or replace systems that are not Year 2000-compliant through operating cash flows.

The Company is currently in the process of considering potential Year 2000 scenarios and developing formal contingency plans for addressing any problems which may result if the work performed in phase two and three do not successfully resolve all issues by the Year 2000. The Company expects to complete the identification of its potential Year 2000 scenarios, including the identification of its most likely worst case scenario, and the determination of its contingency plans during the third quarter of 1999.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers and suppliers, to remediate Year 2000 problems in their IT and non-IT systems would also have a material adverse impact on the operations of the Company.

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company anticipates that adoption of this statement will not have a material effect on the consolidated financial statements.

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

In December 1998, the Company reached a settlement agreement with Biosource for a net amount of $1,300,000, which consists of a $1,500,000 settlement of Biosource's claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid Biosource $300,000 in January 1999 and $1,000,000 in May 1999. The settlement agreement also provided for the termination of the license and supply agreement between the parties.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's annual shareholder's meeting was held on June 16, 1999, at which the following proposal was approved:

Proposal I: Election of the following directors:


                                 Votes For      Votes Withheld
                                 ---------      --------------
John J. Meakem, Jr.              17,814,557       306,322
 Chairman of the Board
Stephen Drury                    17,860,788       260,091
Carl Ehmann                      17,816,678       304,201
Jorge Heller                     17,838,178       282,701
Peter Riepenhausen               17,812,378       308,501
Toby Rosenblatt                  14,421,148     3,699,731
Richard Spizzirri                17,858,488       262,391
Gregory Turnbull                 17,811,678       309,201
Charles Anthony Wainwright       17,814,813       306,066
Dennis Winger                    17,814,228       306,651

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the three months ended June 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: August 12, 1999              By:  /S/ John J. Meakem, Jr.
     ----------------                 ----------------------------
                                      John J. Meakem, Jr.
                                      Chairman, President and
                                      Chief Executive Officer



Date: August 12, 1999              By:  /S/ Michael O'Connell
     ----------------                  ----------------------------
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