Form 10-K/A
period 1998-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-11-19
CIK 818033

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K/A
                             (Amendment No. 2)

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

                             PART II

ITEM  6.  Selected Financial Data

ITEM  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM  8.  Financial Statements and Supplementary Data



                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          Signatures

The accompanying information in Items 6, 7 and 8 has been restated to reflect a change in accounting for license fees. See footnote 17 to Item 8, financial statements.

Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31                        1998      1997      1996      1995      1994
--------------------------------------------------------------------------------
                                                 (As Restated (1))
                                 -----------------------------------------------
Statements of Operations Data
-----------------------------
Product revenues                 $13,637    12,442     6,138     5,803    5,093
Royalties, license fees and
  R&D fees                         6,984     3,266     1,056       451      508
Consumer products                     --        --    10,468     9,104    9,389
Milestone payments                    --     1,500        --       750       --
Cost of sales                      7,127     7,164    10,772    11,047   10,149
Research and development, net      4,382     3,740     3,506     4,139    6,334
Selling, marketing and
  advertising                      2,999     3,806     8,455     6,560    5,669
General and administrative         3,009     3,552     2,984     3,082    2,844
Loss on purchase commitment,
  including related inventory         --        --     1,400       600      685
Net income (loss)                  2,525    (1,808)  (10,381)   (9,359) (10,653)

Basic earnings (loss) per
  common share                      0.13     (0.10)    (0.58)    (0.57)   (0.71)
Diluted earnings (loss) per
  common share                      0.12     (0.10)    (0.58)    (0.57)   (0.71)
Weighted average common
  shares outstanding - basic      19,854    18,779    17,987    16,459   15,018
Weighted average common
  shares outstanding - diluted    20,381    19,815    19,494    16,953   15,401


Balance Sheet Data
------------------

Working capital                  $ 4,760     5,151     3,860     5,725    5,641
Total assets                      23,081    24,180    18,444    23,082   23,508
Long-term debt, excluding
  current portion                     --     3,055     5,579     6,355      979
Shareholders' equity               9,036     4,113         7     1,233    7,786

(1) See footnote 17 to Item 8, Financial Statements. The above five-year summary reflects the cumulative effect of the restatement as of January 1, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(Dollar amounts are rounded to nearest thousand)

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------

                              For the Years Ended December 31,  Annual % Change
                              --------------------------------  ---------------
                                 1998      1997      1996       98/97    97/96
                                ------    ------    ------      -----    -----
                                               (As Restated (1))
                                -----------------------------------------------
Product revenues               $13,637    12,442     6,138        10%     103%
Royalties, license fees and
  R&D fees                       6,984     3,266     1,056       114%     209%
Consumer products                   --        --    10,468        --%    (100%)
Milestone payment                   --     1,500        --      (100%)     --%
                                ------    ------    ------      -----    -----
  Total revenues                20,621    17,208    17,662        20%      (3%)

Cost of sales                    7,127     7,164    10,772        (1%)    (33%)
Research and development, net    4,382     3,740     3,506        17%       7%
Selling and marketing            2,999     3,806     5,405       (21%)    (30%)
Advertising and promotion           --        --     3,050        --%    (100%)
General and administrative       3,009     3,552     2,984       (15%)     19%
Loss on purchase commitments,
  Including related inventory       --        --     1,400        --%    (100%)

                                    1998        1997        1996
                                    ----        ----        ----
Expenses expressed as a percentage
  of total revenues:
Cost of sales                        35%         42%         61%
Research and development, net        21%         22%         20%
Selling and marketing                15%         22%         31%
Advertising and promotion            --          --          17%
General and administrative           15%         21%         17%
Loss on purchase commitments,
  including related inventory        --          --           8%

(1) See footnote 17 to Item 8, Financial Statements. Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (SEC), and following discussions with the staff of the SEC concerning its review of the Company's financial statements, APS decided to restate its financial statements for fiscal years ended December 31, 1992 through 1998. The statements of operations highlights reflect the cumulative effect of the restatement as of December 31, 1995. The accompanying consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 included in
Item 8 present restated results to reflect a change in accounting such that license fees are amortized over the estimated life of the product to which they relate. In prior presentations, the Company recognized as earned license fees which were non-refundable and not subject to material contingencies or commitments. The change results in a difference in the timing of revenue recognition of license fees and has no effect on the Company's cash flows.

Results of Operations for the years ended December 31, 1998 and 1997
--------------------------------------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, development of new products, establishment of new corporate alliances, progress in research and development programs, risks of consummation of contemplated action to maximize shareholder value (as to which there is no assurance) and other risks described below or identified from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees and royalties and R&D fees. Under strategic alliance arrangements entered into with certain corporations, APS can receive an access/license fee, milestone payments, commitments for future minimum purchases, royalties based on third party product sales or a share of partners' revenues, and revenues from the supply of Microsponge and Polytrap systems. The Company is currently manufacturing and selling Microsponge(R) delivery systems for use by customers in approximately 100 different skin care products.

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

Royalties, license fees and R&D fees increased by $3,718,000 or 114% from the prior year to a total of $6,984,000. Approximately 31% of the increase is attributable to higher R&D fees. Increased royalties accounted for approximately 20% of the increase. The remaining 49% of the increase is due to license fees from corporate partners for access to new products and termination of exclusive supply agreements that resulted in recognition of the unamortized portion of the related license fees. License fees totaled $2,555,000 in 1998, an increase of $1,830,000 or 152% from the prior year. Approximately $1,500,000 of the increase relates to license fees for terminated or renegotiated supply agreements.

Total revenues for 1997 included a milestone payment of $1,500,000 from Ortho upon receipt of marketing clearance from the FDA for Retin-A Micro in February 1997.

Gross profit on product revenues for 1998 was $6,511,000, an increase of $1,233,000 or 23% over the prior year. The gross profit improvement was mainly due to increased sales of higher margin proprietary cosmeceutical products.

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

Net income for 1998 was $2,525,000, an improvement of $4,333,000 over the prior year's net loss of $1,808,000.

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

Royalties, license fees and R&D fees increased by $2,210,000 or 209% to $3,266,000 due mainly to royalties received from Ortho on sales of Retin-A(R) Micro(TM) and from Lander on sales of certain consumer products. License fees received from new corporate partners for access to new products also contributed to the increase.

Total revenues for 1997 of $17,208,000 also included recognition of $1,500,000 as a portion of a milestone payment received from J&J upon receipt of marketing clearance from the Food and Drug Administration ("FDA") for Retin-A Micro in February 1997.

Total revenues of $17,662,000 for 1996 included $10,468,000 from sales of consumer products most of which were licensed out to Lander Company effective January 1, 1997.

Gross profit as a percentage of total product revenues including consumer products (in 1996), increased from 35% in 1996 to 42% in 1997. The increase was primarily attributable to increased sales of higher margin proprietary cosmeceutical products, the absence of consumer products and increased manufacturing volume.

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

The net loss for the year of $1,808,000 represented a decrease of 83% or $8,573,000 from the year-ago loss of $10,381,000.

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 1998 were $23,081,000 compared with $24,180,000 at December 31, 1997. Working capital decreased to $4,760,000 at December 31, 1998 from $5,151,000 at December 31, 1997 and cash and cash equivalents decreased to $4,088,000 from $8,672,000. For the year ended December 31, 1998, the Company's operating activities used $1,548,000 of cash compared to $30,000 in the prior year. The Company invested approximately $4,382,000 in product research and development and $2,999,000 in selling and marketing the Company's products and technologies.

Accounts receivable, net increased to $2,533,000 at December 31, 1998 from $2,288,000 at December 31, 1997. Days sales outstanding increased to 68 days in 1998 from 67 days in 1997. Receivables from royalties, license fees and R&D fees increased to $2,297,000 in 1998 from $1,100,000 in 1997 due mainly to an increase in related revenues and deferred revenues in the fourth quarter of 1998. Royalty payments are not typically due from customers until 45 days after the end of each quarter. Research and development fees are typically billed at the end of each quarter.

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

Consolidated Balance Sheets
---------------------------

                                                December 31,
                                         -------------------------
                                            1998           1997
                                            ----           ----
                                        (As Restated - See Note 17)
Assets
Current Assets:
 Cash and cash equivalents              $  4,088,173      8,672,021
 Accounts receivable less allowance
  for doubtful accounts of $96,284 and
  $57,453 at December 31, 1998 and 1997,
  respectively                             2,532,527      2,288,297
 Receivables for royalties, license fees
  and R&D fees                             2,296,852      1,100,368
 Accrued interest receivable                   3,801         13,606
 Inventory                                 2,959,443      2,639,129
 Advances to officers and employees          338,947         96,706
 Prepaid expenses and other                  592,599        430,839
                                          ----------     ----------
  Total current assets                    12,812,342     15,240,966

Property and equipment, net                8,643,856      6,771,173
Deferred loan costs, net                      90,428        353,693
Prepaid license fees, net                         --         82,880
Goodwill and other intangibles, net of
 accumulated amortization of $1,286,873
 and $1,102,480 at December 31, 1998
 and 1997, respectively                    1,351,813      1,477,542
Other long-term assets                       182,892        254,180
                                          ----------     ----------
Total Assets                            $ 23,081,331     24,180,434
                                          ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                       $  1,347,737      1,636,189
 Accrued expenses                          1,057,287      2,832,299
 Accrued settlement liability              1,300,000      1,800,000
 Current portion - long-term debt          3,055,460      2,523,389
 Deferred revenue                          1,291,540      1,297,970
                                          ----------     ----------
    Total current liabilities              8,052,024     10,089,847

Deferred revenue - long-term               5,993,245      6,922,345
Long-term debt                                    --      3,055,460
                                          ----------     ----------
Total Liabilities                         14,045,269     20,067,652

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, authorized 2,500,000
  shares; none issued or outstanding at
  December 31, 1998 and 1997                      --             --
 Common stock, $.01 par value,
  authorized 50,000,000 shares; issued
  and outstanding 19,993,311 and
  19,464,821 at December 31, 1998 and
  1997, respectively                         199,933        194,648
 Warrants, issued and outstanding:
  196,538 at December 31, 1998 and
  506,816 at December 31, 1997               497,192        983,192
 Additional paid-in capital               84,206,508     81,327,554
 Accumulated deficit                     (75,867,571)   (78,392,612)
                                          ----------     ----------
Total Shareholders' Equity                 9,036,062      4,112,782
                                          ----------     ----------
Total Liabilities and Shareholders'
 Equity                                 $ 23,081,331     24,180,434
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
-------------------------------------

                                         For the Years Ended December 31,
                                         --------------------------------
                                          1998          1997          1996
                                          ----          ----          ----
                                             (As Restated - See Note 17)
Revenues
 Product revenues                    $13,637,093    12,441,484     6,138,094
 Royalties, license fees and R&D
  fees                                 6,983,702     3,266,095     1,055,935
 Consumer products                            --            --    10,467,512
 Milestone payments                           --     1,500,000            --
                                      ----------    ----------    ----------
   Total revenues                     20,620,795    17,207,579    17,661,541

Expenses
 Cost of sales                         7,126,573     7,164,120    10,771,766
 Research and development, net         4,381,913     3,740,337     3,506,161
 Selling and marketing                 2,999,424     3,806,030     5,404,774
 Advertising and promotion                    --            --     3,050,180
 General and administrative            3,009,488     3,551,977     2,984,213
 Loss on purchase commitment,
  including related inventory                 --            --     1,400,000
                                      ----------    ----------    ----------
    Operating income (loss)            3,103,397    (1,054,885)   (9,455,553)
                                      ----------    ----------    ----------

Interest expense                        (805,364)   (1,052,715)   (1,223,303)
Interest income                          246,260       370,478       322,986
Other expense, net                       (19,252)      (71,119)      (25,595)
                                      ----------    ----------    ----------
Income (loss)                        $ 2,525,041    (1,808,241)  (10,381,465)
                                      ==========    ==========    ==========

Basic earnings (loss) per common
  Share                              $      0.13         (0.10)        (0.58)
                                      ==========    ==========    ==========
Diluted earnings (loss) per
  common share                       $      0.12         (0.10)        (0.58)
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - basic                 19,854,103    18,778,921    17,987,153
                                      ==========    ==========    ==========
Weighted average common shares
  Outstanding - diluted               20,380,832    19,814,833    19,494,412
                                      ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

</TABLE


Consolidated Statements of Shareholders' Equity
-----------------------------------------------

For the Years Ended December 31, 1998, 1997 and 1996
(As Restated - See Note 17)


                                                                                 Accumulated
                                                   Common Stock       Additional    Other
                              Common Stock           Warrants           Paid-In Comprehensive Accumulated Shareholders'
                           Shares     Amount    Shares      Amount      Capital     Income      Deficit       Equity
                        -----------  --------  ---------  ----------  ----------- ---------- ------------  -----------
Balance, December 31,
 1995                   17,026,666   $170,267  1,628,611  $2,653,076  $64,600,516  $12,348   $(66,202,906)  $1,233,301
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised          416,219      4,162         --          --    1,993,017       --             --    1,997,179
Shares retired             (12,836)      (128)        --          --      (97,747)      --             --      (97,875)
Private placement,
 net of $62,149 in
 offering costs            201,922      2,019     86,538     295,751    1,640,081       --             --    1,937,851
Common stock to be
 issued in connection
 with the agreement with
 Johnson & Johnson        (432,101)    (4,321)        --          --        4,321       --             --           --
Common stock issued in
 connection with the
 agreement with Johnson
 & Johnson                 432,101      4,321         --          --       (4,321)      --             --           --
Common stock issued in
 connection with the
 agreement with Lander
 Company, net of $39,547
 in offering costs         356,761      3,567         --          --    2,956,976       --             --    2,960,543
Common stock issued to
 Dow Corning, net of
 $4,000 in offering costs  200,000      2,000         --          --    1,194,000       --             --    1,196,000
Common stock issued to
 Biosource                  94,000        940         --          --      599,060       --             --      600,000
Securities issued in debt
 financing arrangements     10,675        107      4,325     (50,935)      78,353       --             --       27,525
Fair value of stock
 options issued to
 non-employees                  --         --         --          --      161,299       --             --      161,299
Warrants exercised          66,337        663    (87,500)   (155,200)     539,537       --             --      385,000
Warrants expired                --         --   (200,000)   (285,000)     285,000       --             --           --
Reclassification
 adjustment for
 unrealized holding
 gains included
 in net income                  --         --         --          --           --  (12,348)            --      (12,348)
Net loss                        --         --         --          --           --       --    (10,381,465) (10,381,465)
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Balance December 31,
 1996                   18,359,744   $183,597  1,431,974  $2,457,692  $73,950,092 $     --   $(76,584,371) $     7,010
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised          165,374      1,654         --          --      777,452       --             --      779,106
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       96,757       --             --       96,757
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       14,545        145         --          --       87,125       --             --       87,270
Warrants exercised         925,158      9,252   (925,158) (1,474,500)   6,416,128       --             --    4,950,880
Net loss                        --         --         --          --           --       --     (1,808,241)  (1,808,241)
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Balance, December 31,
 1997                   19,464,821   $194,648    506,816  $  983,192  $81,327,554 $     --   $(78,392,612) $ 4,112,782
                        ----------    -------  ---------   ---------   ----------  -------     ----------   ----------
Options exercised           79,598        796         --          --      413,072       --             --      413,868
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       42,200       --             --       42,200
Restricted stock
 awards                    100,000      1,000         --          --       99,857       --             --      100,857
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       38,614        386         --          --      190,249       --             --      190,635
Warrants exercised         310,278      3,103   (310,278)   (486,000)   2,133,576       --             --    1,650,679
Net income                      --         --         --          --           --       --      2,525,041    2,525,041
                        ----------    -------  ---------   ---------   ----------  -------    -----------   ----------
Balance, December 31,
 1998                   19,993,311   $199,933    196,538  $  497,192  $84,206,508 $     --   $(75,867,571) $ 9,036,062
                        ==========    =======  =========   =========   ==========  =======    ===========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Years Ended December 31,
                                                  --------------------------------------
                                                      1998         1997         1996
                                                      ----         ----         ----
                                                       (As Restated - See Note 17)
Cash flows from operating activities:
 Net income (loss)                               $ 2,525,041    (1,808,241) (10,381,465)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                  1,104,337       980,933    1,393,805
    Provision for loss on purchase
      commitments, including inventory                    --            --    1,400,000
    Allowance for doubtful accounts                   38,830        22,967        9,331
    Stock compensation awards to non-employees        42,200        96,757      161,299
    Restricted stock awards                          100,857            --           --
    Amortization of deferred loan costs              263,265       263,265      215,366
    Changes in operating assets and liabilities:
    Accounts receivable                             (283,060)   (1,286,817)     958,682
    Receivables for royalties, license fees and
      R&D fees                                    (1,196,484)     (458,667)    (197,346)
    Accrued interest receivable                        9,805        (9,643)      12,510
    Inventory                                       (320,314)     (554,056)   5,573,511
    Advances to officers and employees              (242,241)       (3,727)     (23,058)
    Prepaid expenses and other                      (161,760)     (199,753)     684,192
    Assets held for sale                                  --            --   (2,181,004)
    Other long-term assets                            71,288      (194,577)     129,425
    Accounts payable and accrued expenses         (2,063,464)      654,324   (6,075,821)
    Accrued settlement liability                    (500,000)           --    1,200,000
    Deferred revenue                                (935,530)    2,466,949    1,003,366
                                                   ---------     ---------   ----------
Net cash used in operating activities             (1,547,230)      (30,286)  (6,117,207)
                                                   ---------     ---------   ----------

Cash flows from investing activities:
 Purchases of property and equipment              (2,709,747)   (2,799,683)    (719,640)
 Purchases of intangible assets                      (58,664)     (400,000)          --
 Proceeds from sale of equipment and
   assets held for sale                                   --     2,181,004           --
 Purchases of marketable securities                       --            --     (512,513)
 Maturities and sales of marketable
   securities                                             --            --      500,165
                                                   ---------     ---------   ----------
Net cash used in investing activities             (2,768,411)   (1,018,679)    (731,988)
                                                   ---------     ---------   ----------

Cash flows from financing activities:
  Repayment of long-term debt                     (2,523,389)   (1,490,779)    (870,598)
  Proceeds from long-term debt and warrants               --            --      758,795
  Proceeds from private placements, net of
    offering costs                                        --            --    1,937,851
  Proceeds from stock issued to Lander
    Company, net of offering costs                        --            --    2,960,543
  Proceeds from the exercise of common
    stock options and warrants, net of
    common stock retired                           2,064,547     5,729,986    2,284,304
  Proceeds from issuance of shares under
    the employee Stock Purchase Plan                 190,635        87,270           --
                                                   ---------     ---------   ----------
Net cash (used in) provided by financing
  activities                                        (268,207)    4,326,477    7,070,895
                                                   ---------     ---------   ----------

Net (decrease) increase in cash and cash
  equivalents                                     (4,583,848)    3,277,512      221,700
Cash and cash equivalents at the beginning
  of the year                                      8,672,021     5,394,509    5,172,809
                                                   ---------     ---------   ----------
Cash and cash equivalents at the end of
  the year                                       $ 4,088,173     8,672,021    5,394,509
                                                   =========     =========    =========
Cash paid in interest                            $   559,664       790,379      893,239
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------

Note 1   Business

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems that allow for the controlled release of active ingredients which have benefits in the ethical dermatology, cosmetic and personal care areas. Certain projects are conducted under development and licensing arrangements with large companies and a number of projects are exclusive to APS. Prior to 1997, APS also marketed and distributed a range of consumer products for personal care through its subsidiary, Premier, Inc. ("Premier"). Effective January 1, 1997, APS licensed the consumer products to a third party.

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Premier, Advanced Consumer Products, Inc. ("ACP") and APS Analytical Standards. All significant intercompany balances and transactions have been eliminated in consolidation.

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 10-K with the Securities and Exchange Commission ("SEC"), and following discussions with the staff of the SEC concerning its review of the Company's financial statements, APS decided to restate its financial statements for all periods presented (Note 17).

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

The Company has several licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APS to earn future revenue through product sales and/or, in some cases, royalty payments. The license fees are non-refundable even if the agreements are terminated before their term or APS fails to supply product to the licensee. These license fees are amortized on a straight-line basis over the estimated life of the product to which they relate. When the customer fails to meet applicable contract terms and product supply is no longer required, any unamortized license fees are recognized as revenue.

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

Fees from research and development activities are recognized as revenues when earned and contract provisions are met. Such fees (revenues) represent amounts paid to APS as reimbursement of costs incurred in product development and clinical evaluation, including a portion of overhead and administrative expenses. As a general policy, revenues are not recognized if amounts received are refundable or the Company has related future performance obligations.

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

Deferred Revenue
----------------

Non-refundable license fees received by the Company are reported as deferred revenues and amortized over the estimated life of the product to which they relate (Note 17).

Prepaid royalties paid to APS by Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are also reported as deferred revenues (Note 15). In accordance with the licensing agreement, 25% of the royalties earned by APS are applied against the deferred revenues after certain annual minimum royalty payments are met.

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

                                 1998            1997           1996
                                 ----            ----           ----
                                     (As Restated - See Note 17)
                                     ---------------------------
Net income (loss)
  - as reported              $ 2,525,041    (1,808,241)  (10,381,465)
Net income (loss)
  - pro-forma                    795,086    (3,135,399)  (11,466,237)
Basic earnings (loss) per
  common share                      0.13         (0.10)        (0.58)
Diluted earnings (loss) per
  common share                      0.12         (0.10)        (0.58)
Basic earnings (loss) per
  common share - pro-forma          0.04         (0.17)        (0.64)
Diluted earnings (loss) per
  common share - pro-forma          0.04         (0.17)        (0.64)

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

Note 11   Earnings Per Share

In the fourth quarter of 1997, the Company adopted and retroactively applied the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", to all periods presented. The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

                                  1998            1997            1996
                                  ----            ----            ----
                                       (As Restated - See Note 17)
                                       ---------------------------
Net income (loss) (numerator)     $ 2,525,041     (1,808,241)    (10,381,465)
                                   ==========     ==========      ==========

Shares calculation (denominator):
Weighted average shares
  outstanding - basic              19,854,103     18,778,921      17,987,153
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                 381,518        634,655         859,767
 Warrants                             145,211        401,257         647,492
                                   ----------     ----------      ----------
Weighted average shares
 outstanding - diluted             20,380,832     19,814,833      19,494,412
                                   ==========     ==========      ==========
Earnings (loss) per share -
 basic                                   0.13          (0.10)          (0.58)
                                   ==========     ==========      ==========

Earnings (loss) per share -
 diluted                                 0.12          (0.10)          (0.58)
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

Note 17   Restatement

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission
(SEC), and following discussions with the staff of the SEC concerning its review of the Company's financial statements, APS decided to restate its financial statements for fiscal years ended December 31, 1992 through 1998. The accompanying consolidated financial statements reflect the cumulative effect of the restatement as of December 31, 1995. The cumulative effect of the change as of December 31, 1995 is to increase total deferred revenue by $4,000,000 from $750,000 to $4,750,000, increase accumulated deficit by $4,000,000 from $62,202,906 to $66,202,906 and decrease total shareholders' equity by $4,000,000 from $5,233,301 to $1,233,301. The accompanying consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 present restated results to reflect a change in accounting such that license fees are amortized over the estimated life of the product to which they relate. In prior presentations, the Company recognized as earned license fees which were non-refundable and not subject to material contingencies or obligations. The change results in a difference in the timing of revenue recognition of license fees and has no effect on the Company's cash flows.

A comparison of the restated and previously reported statements of operations for the years ended December 31, 1998, 1997 and 1996 and balance sheets as of December 31, 1998 and December 31, 1997 follows:

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                    For the Years Ended December 31,
                                                    --------------------------------
                             1998         1998         1997         1997         1996         1996
                             ----         ----         ----         ----         ----         ----
                                          (As                       (As                       (As
                             (As          Previously   (As          Previously   (As          Previously
                             Restated)    Reported)    Restated)    Reported)    Restated)    Reported)
                             ---------    ----------   ---------    ----------   ---------    ----------

Product revenues             $13,637,093  $13,637,093  $12,441,484  $12,441,484  $ 6,138,094  $ 6,138,094
Royalties, license and
 option fees and R&D fees      6,983,702    6,354,186    3,266,095    4,391,175    1,055,935    2,059,301
Consumer products                     --           --           --           --   10,467,512   10,467,512
Milestone payments                    --           --    1,500,000    1,500,000           --           --
                              ----------   ----------   ----------   ----------   ----------   ----------

Total revenues                20,620,795   19,991,279   17,207,579   18,332,659   17,661,541   18,664,907

Cost of sales                  7,126,573    7,126,573    7,164,120    7,164,120   10,771,766   10,771,766

Operating expenses:
 Research & development, net   4,381,913    4,381,913    3,740,337    3,740,337    3,506,161    3,506,161
 Selling & marketing           2,999,424    2,999,424    3,806,030    3,806,030    5,404,774    5,404,774
 Advertising & promotion              --           --           --           --    3,050,180    3,050,180
 General & administration      3,009,488    3,009,488    3,551,977    3,551,977    2,984,213    2,984,213
 Loss on purchase
  commitments                         --           --           --           --    1,400,000    1,400,000
                              ----------   ----------   ----------   ----------   ----------   ----------

Total operating expenses      10,390,825   10,390,825   11,098,344   11,098,344   16,345,328   16,345,328
                              ----------   ----------   ----------   ----------   ----------   ----------

Operating income (loss)        3,103,397    2,473,881   (1,054,885)      70,195   (9,455,553)  (8,452,187)

Interest income                  246,260      246,260      370,478      370,478      322,986      322,986

Interest expense                (805,364)    (805,364)  (1,052,715)  (1,052,715)  (1,223,303)  (1,223,303)

Other expense, net               (19,252)     (19,252)     (71,119)     (71,119)     (25,595)     (25,595)
                              ----------   ----------   ----------   ----------  -----------   ----------

Net income (loss)            $ 2,525,041  $ 1,895,525  $(1,808,241)  $ (683,161)$(10,381,465)$ (9,378,099)
                              ==========   ==========   ==========    =========  ===========   ==========

Basic earnings (loss) per
  common share               $      0.13  $      0.10  $     (0.10) $     (0.04)$      (0.58)$      (0.52)
                              ==========   ==========   ==========   ==========  ===========  ===========

Diluted earnings (loss) per
  common share               $      0.12  $      0.09  $     (0.10) $     (0.04)$      (0.58)$      (0.52)
                              ==========   ==========   ==========   ==========  ===========  ===========

Weighted average common
 shares outstanding
 - basic                      19,854,103   19,854,103   18,778,921   18,778,921   17,987,153   17,987,153
                              ==========   ==========   ==========   ==========  ===========  ===========

Weighted average common
 shares outstanding
 - diluted                    20,380,832   20,380,832   19,814,833   19,814,833   19,494,412   19,494,412
                              ==========   ==========   ==========   ==========  ===========   ==========


CONSOLIDATED BALANCE SHEETS
---------------------------

                                          As of December 31, 1998             As of December 31, 1997
                                          -----------------------             -----------------------
                                                         (As Previously                      (As Previously)
                                        (As Restated)       Reported)      (As Restated)        Reported)
                                        -------------    --------------    -------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents            $  4,088,173      $  4,088,173     $  8,672,021       $  8,672,021
  Accounts receivable less allowance
    for doubtful accounts of $96,284
    and $57,453 at December 31, 1998
    and 1997, respectively                2,532,527         2,532,527        2,288,297          2,288,297
  Receivables for royalties,
    license fees and R&D fees             2,296,852         2,296,852        1,100,368          1,100,368
  Accrued interest receivable                 3,801             3,801           13,606             13,606
  Inventory                               2,959,443         2,959,443        2,639,129          2,639,129
  Advances to officers and employees        338,947           338,947           96,706             96,706
  Prepaid expenses and other                592,599           592,599          430,839            430,839
                                         ----------        ----------       ----------        -----------

   Total current assets                  12,812,342        12,812,342       15,240,966         15,240,966

Property and equipment, net               8,643,856         8,643,856        6,771,173          6,771,173
Deferred loan costs, net                     90,428            90,428          353,693            353,693
Prepaid license fees, net                        --                --           82,880             82,880
Goodwill and other intangibles, net
  of accumulated amortization of
  $1,286,873 and $1,102,480 at
  December 31, 1998 and 1997,
  respectively                            1,351,813         1,351,813        1,477,542          1,477,542
Other long-term assets                      182,892           182,892          254,180            254,180
                                         ----------        ----------       ----------         ----------
   Total assets                        $ 23,081,331      $ 23,081,331     $ 24,180,434       $ 24,180,434
                                         ==========        ==========       ==========         ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,347,737      $  1,347,737        1,636,189          1,636,189
  Accrued expenses                        1,057,287         1,057,287        2,832,299          2,832,299
  Accrued settlement liability            1,300,000         1,300,000        1,800,000          1,800,000
  Current portion - long-term debt        3,055,460         3,055,460        2,523,389          2,523,389
  Deferred revenue                        1,291,540           750,000        1,297,970            306,014

                                         ----------        ----------       ----------         ----------
   Total current liabilities              8,052,024         7,510,484       10,089,847          9,097,891

Deferred revenue - long-term              5,993,245         1,035,855        6,922,345          1,785,855
Long-term debt                                   --                --        3,055,460          3,055,460
                                         ----------        ----------       ----------         ----------
   Total liabilities                     14,045,269         8,546,339       20,067,652         13,939,206
                                         ----------        ----------       ----------         ----------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, authorized
   2,500,000 shares; none issued
   or outstanding at December 31,
   1998 and 1997                                 --                --               --                 --
  Common stock, $.01 par value,
   authorized 50,000,000 shares;
   issued and outstanding 19,993,311
   and 19,464,821 at December 31,
   1998 and 1997, respectively              199,933           199,933          194,648            194,648
  Warrants, issued and outstanding:
   196,538 at December 31, 1998 and
   506,816 at December 31, 1997             497,192           497,192          983,192            983,192
  Additional paid-in capital             84,206,508        84,206,508       81,327,554         81,327,554
  Accumulated deficit                   (75,867,571)      (70,368,641)     (78,392,612)       (72,264,166)
                                         ----------        ----------       ----------         ----------
Total shareholders' equity                9,036,062        14,534,992        4,112,782         10,241,228
                                         ----------        ----------       ----------         ----------
Total liabilities and shareholders'
  equity                               $ 23,081,331      $ 23,081,331     $ 24,180,434       $ 24,180,434
                                         ==========        ==========       ==========         ==========

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

As discussed in note 17 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.




                                         /s/KPMG LLP

San Francisco, California
March 12, 1999, except as to note 17, which is dated as of November, 18,
1999

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a) 1.  Financial Statements
The financial statements and supplementary data set forth in Part II of the 10-K/A (Amendment No. 2) Annual Report are incorporated herein by reference.
    2.  Financial Statement Schedules
Schedule II  Valuation Accounts
All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
3-A-Copy of Registrant's Certificate of Incorporation. (1) 3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997 (9)*
10-E-Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (11) 10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-P-Warrant to Purchase Common Stock. (5)
10-S-Lease Agreement between Registrant and Financing for Science International dated September 1, 1995 (6)
10-T-Security and Loan Agreement between Registrant and Venture Lending dated September 27, 1995 (6)
10-U-Asset Purchase Agreement with Dow Corning Corporation dated January 23, 1996 (7)
10-V-Investment Agreement between Registrant and Lander Company.
(8)
10-W-License, Assignment and Supply Agreement between Registrant and Lander Company. (10)
21-Proxy Statement for the Annual Meeting of Shareholders. (4) 23-Consent of Independent Auditors.
27-Financial Data Schedules

(b) Reports on Form 8-K
     None.

(c) Exhibits
The Company hereby files as part of this Form 10-K/A (Amendment No. 2) the exhibits listed in Item 14(a)3 as set forth above.

(d) Financial Statement Schedules
See Item 14(a)2 of this Form 10-K/A (Amendment No. 2).
--------------------------------------------------------------------------
(1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
(3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(4)To be filed supplementally.
(5)Filed as an Exhibit with corresponding Exhibits 4.1, 4.2, 4.3 and
4.4 to Registrant's Registration Statement on Form S-3 (Registration No.33-82562) and incorporated herein by reference.
(6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1995.
(7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March
31, 1996, and incorporated herein by referenced.
(9)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
  (10)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
  (11)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

Signature                   Title                           Date
-----------------------------------------------------------------------------
/S/ John J. Meakem, Jr.     Chairman, President,
-------------------------   Chief Executive Officer         November 18, 1999
John J. Meakem, Jr.                                         -----------------


/S/ Michael O'Connell       Executive Vice President,
-------------------------   Chief Administrative Officer
Michael O'Connell           and Chief Financial Officer     November 18, 1999
                                                            -----------------


/S/ Stephen Drury           Director                        November 18, 1999
-------------------------                                   -----------------
Stephen Drury


/S/ Carl Ehmann             Director                        November 18, 1999
-------------------------                                   -----------------
Carl Ehmann


/S/ Jorge Heller            Director                        November 18, 1999
-------------------------                                   -----------------
Jorge Heller


/S/ Peter Riepenhausen      Director                        November 18, 1999
-------------------------                                   -----------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                        November 18, 1999
-------------------------                                   -----------------
Toby Rosenblatt


/S/ Richard Spizzirri       Director                        November 18, 1999
-------------------------                                   -----------------
Richard Spizzirri


/S/ Gregory H. Turnbull     Director                        November 18, 1999
-------------------------                                   -----------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                        November 18, 1999
-------------------------                                   -----------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                        November 18, 1999
-------------------------                                   -----------------
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


CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151 and
333-60585) on Forms S-8 of Advanced Polymer Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-67936, 33-82562, 33-
88972, 333-00759, 333-042527 and 333-69815) on Forms S-3 of Advanced
Polymer Systems, Inc. of our report dated March 12, 1999, except as to note 17, which is dated as of November 18, 1999 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in note 17), relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which report appears in the December 31, 1998 annual report on Form 10-K/A (Amendment No. 2) of Advanced Polymer Systems, Inc.





                                   /s/KPMG LLP

San Francisco, California
November 18, 1999

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