Form 10-Q/A
period 1999-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-11-19
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q/A
                         (Amendment No. 1)


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

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (Restated) (unaudited):

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


PART II.   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                      March 31, 1999  December 31, 1998
                                      --------------  -----------------
                                          (As Restated - See Note 7)
                                          --------------------------
ASSETS
Current assets:
  Cash and cash equivalents            $  5,356,566      $  4,088,173
  Trade accounts receivable, net          2,466,906         2,532,527
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,808,557         2,296,852
  Inventory                               3,169,611         2,959,443
  Advances and loans to officers
    and employees                           420,632           338,947
  Prepaid expenses and other                657,057           596,400
                                         ----------        ----------

   Total current assets                  14,879,329        12,812,342

Property and equipment, net               8,495,715         8,643,856
Deferred loan costs, net                     44,612            90,428
Goodwill and other intangible
  assets, net                             1,304,978         1,351,813
Other long-term assets                      187,892           182,892
                                         ----------        ----------
Total assets                           $ 24,912,526      $ 23,081,331
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,292,476      $  1,347,737
  Accrued expenses                        1,403,313         1,057,287
  Accrued settlement liability            1,000,000         1,300,000
  Deferred revenue                        1,291,540         1,291,540
  Current portion - long-term debt        1,195,757         3,055,460
                                         ----------        ----------
Total current liabilities                 6,183,086         8,052,024

Deferred revenue - non-current            5,799,919         5,993,245
Long-term debt                            3,088,636                --
                                         ----------        ----------
Total liabilities                        15,071,641        14,045,269
                                         ----------        ----------
Shareholders' equity:
  Common stock and common stock
   warrants                              85,184,563        84,903,633
  Accumulated deficit                   (75,343,678)      (75,867,571)
                                         ----------        ----------
Total shareholders' equity                9,840,885         9,036,062
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 24,912,526      $ 23,081,331
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                 Three Months Ended March 31,
                                 ----------------------------
                                      1999          1998
                                     ------        ------
                                     (As Restated - See Note 7)
                                     --------------------------

Product revenues                    $ 2,950,055   $ 3,509,461
Royalties, license and option
  fees and R&D fees                   1,864,775     1,310,426
                                     ----------    ----------

Total revenues                        4,814,830     4,819,887

Cost of sales                         1,548,172     1,749,611

Operating expenses:
 Research & development, net          1,055,521     1,038,752
 Selling & marketing                    727,085       875,830
 General & administration               850,716       726,686
                                     ----------    ----------

Total operating expenses              2,633,322     2,641,268
                                     ----------    ----------

Operating income                        633,336       429,008

Interest income                          33,700        83,457

Interest expense                       (142,716)     (228,780)

Other expense, net                         (427)       (8,876)
                                     ----------    ----------

Net income                          $   523,893   $   274,809
                                     ==========    ==========

Basic earnings per common share     $      0.03   $      0.01
                                     ==========    ==========

Diluted earnings per common share   $      0.03   $      0.01
                                     ==========    ==========

Weighted average common shares
 outstanding-basic                   20,018,245    19,577,247
                                     ==========    ==========

Weighted average common shares
 outstanding-diluted                 20,241,082    20,358,114
                                     ==========    ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                For the three months ended March 31,
                                ------------------------------------
                                            1999             1998
                                         ----------       ----------
                                         (As Restated - See Note 7)
                                         --------------------------

Cash flows from operating activities:
Net income                              $   523,893      $   274,809
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization            269,264          269,853
   Amortization of deferred loan costs       45,816           65,816
   Stock issued to directors                 21,000               --
   Stock compensation awards to non-
    employees                                    --           30,000
   Restricted stock awards                   49,930               --
 Changes in operating assets and
  liabilities:
   Trade accounts receivable                 65,621         (917,391)
   Receivables for royalties, license
     and option fees and R&D fees          (511,705)        (460,617)
   Inventory                               (210,168)        (339,365)
   Prepaid expenses and other              (142,342)        (135,998)
   Other long-term assets                    (5,000)          40,008
   Accounts payable and accrued expenses    290,765         (752,239)
   Accrued settlement liability            (300,000)              --
   Deferred revenues                       (193,326)        (255,218)
                                          ---------        ---------
Net cash used in operating activities       (96,252)      (2,180,342)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment      (74,288)      (1,213,942)
                                          ---------        ---------
Net cash used in investing activities       (74,288)      (1,213,942)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants              210,000        1,766,393
   Proceeds from long-term debt           4,000,000               --
   Repayment of debt                     (2,771,067)        (620,778)
                                          ---------        ---------
Net cash provided by financing
 activities                               1,438,933        1,145,615
                                          ---------        ---------
Net (decrease) increase in cash and
 cash equivalents                         1,268,393       (2,248,669)
Cash and cash equivalents, beginning
 of the period                            4,088,173        8,672,021
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 5,356,566      $ 6,423,352
                                          =========        =========
Cash paid for interest                  $    77,273      $   164,472
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
------------------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as those in the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998 and include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of March 31, 1999 and the results of their operations and cash flows for the three months ended March 31, 1999 and 1998.

These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A (Amendment No. 2).

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
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:


                                   Three Months Ended
                                        March 31,
                                   ------------------

                                        1999          1998
                                        ----          ----
                                    (As Restated - See Note 7)
Net income (numerator)             $   523,893   $   274,809
                                    ==========    ==========

Shares calculation (denominator):
 Weighted average shares
  outstanding - basic               20,018,245    19,577,247
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                  104,432       501,844
 Warrants                              118,405       279,023
                                    ----------    ----------
 Weighted average shares
  outstanding - diluted             20,241,082    20,358,114
                                    ==========    ==========

Earnings per share - basic         $      0.03   $      0.01
                                    ==========    ==========

Earnings per share - diluted       $      0.03   $      0.01
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

(7)  Restatement
----------------

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K and March 31, 1999 Form 10Q with the Securities and Exchange Commission
(SEC), and following discussions with the staff of the SEC concerning its review of the Company's financial statements, APS decided to restate its financial statements for the fiscal years ended December 31, 1992 through 1998 and the first quarter of 1999. The accompanying condensed consolidated financial statements for the three months ended March 31, 1999 and March 31, 1998 and as of March 31, 1999 and December 31, 1998 present restated results to reflect a change in accounting such that license fees are amortized over the estimated life of the product to which they relate. In prior presentations, the Company recognized as earned license fees which were non-refundable and not subject to material contingencies or commitments. The change results in a difference in the timing of revenue recognition of license fees and has no effect on the Company's cash flows.

A comparison of the restated and previously reported condensed consolidated statements of operations for the three months ended March 31, 1999 and March 31, 1998 and condensed consolidated balance sheets as of March 31, 1999 follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                  Three Months Ended                     Three Months Ended
                                  ------------------                     ------------------
                                               As Previously                        As Previously
                              As Restated      Reported           As Restated       Reported
                                March 31,        March 31,          March 31,         March 31,
                              -------------    -------------      -------------     ------------
                                 1999             1999              1998              1998
                                 ----             ----              ----              ----

Product revenues                $ 2,950,055       $ 2,950,055       $ 3,509,461      $ 3,509,461
Royalties, license and
 option fees and R&D fees         1,864,775         1,670,787         1,310,426        1,062,437
                                 ----------        ----------        ----------       ----------

Total revenues                    4,814,830         4,620,842         4,819,887        4,571,898

Cost of sales                     1,548,172         1,548,172         1,749,611        1,749,611

Operating expenses:
 Research & development, net      1,055,521         1,055,521         1,038,752        1,038,752
 Selling & marketing                727,085           727,085           875,830          875,830
 General & administration           850,716           850,716           726,686          726,686
                                 ----------        ----------        ----------       ----------

Total operating expenses          2,633,322         2,633,322         2,641,268        2,641,268
                                 ----------        ----------        ----------       ----------

Operating income                    633,336           439,348           429,008          181,019

Interest income                      33,700            33,700            83,457           83,457

Interest expense                   (142,716)         (142,716)         (228,780)        (228,780)

Other expense, net                     (427)             (427)           (8,876)          (8,876)
                                 ----------        ----------        ----------       ----------

Net income                      $   523,893       $   329,905       $   274,809      $    26,820
                                 ==========        ==========        ==========       ==========

Basic earnings per common
  share                         $      0.03       $      0.02       $      0.01      $      0.00
                                 ==========        ==========        ==========       ==========

Diluted earnings per common
  share                         $      0.03       $      0.02       $      0.01      $      0.00
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               20,018,245        20,018,245        19,577,247       19,577,247
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,241,082        20,241,082        20,358,114       20,358,114
                                 ==========        ==========        ==========       ==========

</TABLE

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                       March 31, 1999    March 31, 1999
                                       -------------     --------------
                                                         (As Previously
                                        (As Restated)       Reported)
                                        -------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents            $  5,356,566      $  5,356,566
  Trade accounts receivable, net          2,466,906         2,466,906
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,808,557         2,808,557
  Inventory                               3,169,611         3,169,611
  Advances and loans to officers
    and employees                           420,632           420,632
  Prepaid expenses and other                657,057           657,057
                                         ----------        ----------

   Total current assets                  14,879,329        14,879,329

Property and equipment, net               8,495,715         8,495,715
Deferred loan costs, net                     44,612            44,612
Goodwill and other intangible
  assets, net                             1,304,978         1,304,978
Other long-term assets                      187,892           187,892
                                         ----------        ----------
   Total assets                        $ 24,912,526      $ 24,912,526
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,292,476      $  1,292,476
  Accrued expenses                        1,403,313         1,403,313
  Accrued settlement liability            1,000,000         1,000,000
  Deferred revenue                        1,291,540           750,000
  Current portion - long-term debt        1,195,757         1,195,757
                                         ----------        ----------
   Total current liabilities              6,183,086         5,641,546

Deferred revenue - non-current            5,799,919         1,036,517
Long-term debt                            3,088,636         3,088,636
                                         ----------        ----------
   Total liabilities                     15,071,641         9,766,699
                                         ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                              85,184,563        85,184,563
  Accumulated deficit                   (75,343,678)      (70,038,736)
                                         ----------        ----------
Total shareholders' equity                9,840,885        15,145,827
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 24,912,526      $ 24,912,526
                                         ==========        ==========

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

Royalties, license and option fees, and R&D fees for the first quarter of 1999 increased by $554,000 or 42% from the first quarter of the prior year to a total of $1,865,000. Approximately 90% of the increase is due to the exercise of an option by a cosmeceutical customer to purchase the rights to a certain proprietary product. Higher royalties from Ortho Pharmaceutical for Retin-A(R) Micro(TM) accounted for 34% of the increase. These increases were partly offset by reduced royalties from Procter & Gamble for a baby wipe product which was discontinued in 1998.

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

Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 1999 were $24,913,000 compared with $23,081,000 at December 31, 1998. Working capital increased to $8,696,000 at March 31, 1999 from $4,760,000 at December 31, 1998 for the same period and cash and cash equivalents increased to $5,357,000 from $4,088,000. During the first three months of 1999, the Company's operating activities used $96,000 of cash compared to $2,180,000 in the first quarter of the prior year. The Company invested approximately $1,056,000 in product research and development and $727,000 in selling and marketing the Company's products and technologies.

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

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedules as of and for the three months ended March 31, 1999 and March 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: November 18,1999          By:  /S/ John J. Meakem, Jr.
     -----------------               ----------------------------
                                     John J. Meakem, Jr.
                                     Chairman, President and
                                     Chief Executive Officer



Date: November 18,1999          By:  /S/ Michael O'Connell
     -----------------               ----------------------------
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

  27            Financial Data Schedules