Form 10-Q/A
period 1999-06-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-11-19
CIK 818033

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


PART II.   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                       June 30, 1999  December 31, 1998
                                       -------------  -----------------
                                          (As Restated - See Note 11)
                                          ---------------------------
ASSETS
Current assets:
  Cash and cash equivalents            $  3,528,767      $  4,088,173
  Trade accounts receivable, net          2,885,579         2,532,527
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,414,412         2,296,852
  Inventory                               3,601,301         2,959,443
  Advances and loans to officers
    and employees                           303,679           338,947
  Prepaid expenses and other                864,388           596,400
                                         ----------        ----------

   Total current assets                  13,598,126        12,812,342

Property and equipment, net               8,348,562         8,643,856
Deferred loan costs, net                     54,727            90,428
Goodwill and other intangible
  assets, net                             1,258,143         1,351,813
Other long-term assets                      482,892           182,892
                                         ----------        ----------
   Total assets                        $ 23,742,450      $ 23,081,331
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,092,868      $  1,347,737
  Accrued expenses                        1,433,115         1,057,287
  Accrued settlement liability                   --         1,300,000
  Deferred revenue                        1,350,952         1,291,540
  Current portion - long-term debt          954,130         3,055,460
                                         ----------        ----------
   Total current liabilities              4,831,065         8,052,024

Deferred revenue - non-current            5,546,519         5,993,245
Long-term debt                            2,869,873                --
                                         ----------        ----------
   Total liabilities                     13,247,457        14,045,269
                                         ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                              85,319,958        84,903,633
  Accumulated deficit                   (74,824,965)      (75,867,571)
                                         ----------        ----------
Total shareholders' equity               10,494,993         9,036,062
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 23,742,450      $ 23,081,331
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------
                                    June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                    -------------   -------------   -------------   -------------
                                     (As Restated - See Note 11)     (As Restated - See Note 11)
                                     ---------------------------     ---------------------------

Product revenues                    $ 3,528,917   $ 3,594,937       $ 6,478,972     $ 7,148,148
Royalties, license and option
  fees and R&D fees                   1,390,778     1,272,996         3,255,553       2,539,672
                                     ----------    ----------        ----------      ----------

Total revenues                        4,919,695     4,867,933         9,734,525       9,687,820

Cost of sales                         1,679,554     1,953,342         3,227,726       3,702,953

Operating expenses:
 Research & development, net          1,027,701     1,161,090         2,083,222       2,199,842
 Selling & marketing                    689,215       738,896         1,416,300       1,614,726
 General & administration               889,145       865,411         1,739,861       1,592,101
                                     ----------    ----------        ----------      ----------

Total operating expenses              2,606,061     2,765,397         5,239,383       5,406,669
                                     ----------    ----------        ----------      ----------

Operating income                        634,080       149,194         1,267,416         578,198

Interest income                          47,030        70,902            80,730         154,359

Interest expense                       (161,180)     (211,419)         (303,896)       (440,199)

Other expense, net                       (1,217)      (11,483)           (1,644)        (20,359)
                                     ----------    ----------        ----------       ---------

Net income                          $   518,713   $    (2,806)      $ 1,042,606      $  271,999
                                     ==========    ==========        ==========       =========

Basic earnings per common share     $      0.03   $     (0.00)      $      0.05      $     0.01
                                     ==========    ==========        ==========       =========

Diluted earnings per common share   $      0.03   $     (0.00)      $      0.05      $     0.01
                                     ==========    ==========        ==========       =========

Weighted average common shares
 outstanding-basic                   20,088,397    19,877,164        20,053,321      19,727,206
                                     ==========    ==========        ==========      ==========

Weighted average common shares
 outstanding-diluted                 20,410,721    20,585,182        20,308,510      20,494,607
                                     ==========    ==========        ==========      ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                   For the six months ended June 30,
                                   ---------------------------------
                                            1999             1998
                                         ----------       ----------
                                         (As Restated - See Note 11)
                                         ---------------------------

Cash flows from operating activities:
Net income                              $ 1,042,606      $   271,999
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization            543,362          534,531
   Amortization of deferred loan costs       35,701          131,632
   Stock issued to directors                 21,000               --
   Stock compensation awards to non-
    employees                                    --           12,850
   Restricted stock awards                   99,858               --
 Changes in operating assets and
  liabilities:
   Trade accounts receivable               (353,052)      (1,419,550)
   Receivables for royalties, license
     and option fees and R&D fees          (117,560)        (452,466)
   Inventory                               (641,858)        (440,814)
   Prepaid expenses and other              (232,720)        (128,291)
   Other long-term assets                  (300,000)          41,288
   Accounts payable and accrued expenses    120,959         (904,816)
   Accrued settlement liability          (1,300,000)              --
   Deferred revenues                       (387,314)         (25,429)
                                          ---------        ---------
Net cash used in operating activities    (1,469,018)      (2,379,066)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment     (154,398)      (2,001,351)
                                          ---------        ---------
Net cash used in investing activities      (154,398)      (2,001,351)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants              211,726        2,043,749
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                     83,741          109,635
   Proceeds from long-term debt           4,000,000               --
   Repayment of debt                     (3,231,457)      (1,248,144)
                                          ---------        ---------
Net cash provided by financing
 activities                               1,064,010          905,240
                                          ---------        ---------
Net decrease in cash and cash
 equivalents                               (559,406)      (3,475,177)
Cash and cash equivalents, beginning
 of the period                            4,088,173        8,672,021
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 3,528,767      $ 5,196,844
                                          =========        =========
Cash paid for interest                  $   226,270      $   317,281
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 1999 AND 1998 (UNAUDITED)
----------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as those in the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998 and include all adjustments necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of June 30, 1999 and the results of their operations for the three and six months ended June 30, 1999 and 1998.

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

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of June 30, 1999 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1998                               19,993,311
Warrants exercised after December 31, 1998           70,000
Shares issued to Directors after December
 31, 1998                                             4,802
Shares issued under the Employee Stock
 Purchase Plan                                       20,173
Shares issued upon exercise of stock options            333
                                                 ----------
Total shares                                     20,088,619
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:



                                      Three Months Ended             Six Months Ended
                                      ------------------             ----------------
                                 June 30, 1999  June 30,1998   June 30, 1999   June 30,1998
                                 -------------  ------------   -------------   ------------
                                 (As Restated - See Note 11)    (As Restated - See Note 11)
                                 ---------------------------    ---------------------------

Net income (numerator)           $   518,713   $    (2,806)    $ 1,042,606     $   271,999
                                  ==========    ==========      ==========      ==========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic             20,088,397    19,877,164      20,053,321      19,727,206
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                217,860       555,317         152,199         528,646
 Warrants                            104,464       152,701         102,990         238,755
                                  ----------    ----------      ----------      ----------
 Weighted average shares
  outstanding - diluted           20,410,721    20,585,182      20,308,510      20,494,607
                                  ==========    ==========      ==========      ==========

Earnings (loss) per share
  - basic                        $      0.03   $     (0.00)    $      0.05     $      0.01
                                  ==========    ==========      ==========      ==========

Earnings (loss) per share
  - diluted                      $      0.03   $     (0.00)    $      0.05     $      0.01
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

(11) Restatement
     -----------

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K, March 31, 1999 Form 10Q and June 30, 1999 Form 10Q with the Securities and Exchange Commission (SEC), and following discussions with the staff of the SEC concerning its review of the Company's financial statements, APS decided to restate its financial statements for the fiscal years ended December 31, 1992 through 1998 and the first and second quarters of 1999. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 1999 and June 30, 1998 and as of June 30, 1999 and December 31, 1998 present restated results to reflect a change in accounting such that license fees are amortized over the estimated life of the product to which they relate. In prior presentations, the Company recognized as earned license fees which were non-refundable and not subject to material contingencies or commitments. The change results in a difference in the timing of revenue recognition of license fees and has no effect on the Company's cash flows.

A comparison of the restated and previously reported condensed consolidated statements of operations for the three and six months ended June 30, 1999 and June 30, 1998 and condensed consolidated balance sheets as of June 30, 1999 follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                  Three Months Ended                     Six Months Ended
                                  ------------------                     ----------------
                                 June 30,         June 30,          June 30,          June 30,
                                   1999             1999              1999              1999
                                   ----             ----              ----              ----
                                                (As Previously                      (As Previously
                              (As Restated)      Reported)         (As Restated)        Reported)
                              -------------     -------------       -----------      ------------

Product revenues                $ 3,528,917       $ 3,528,917       $ 6,478,972      $ 6,478,972
Royalties, license and
 option fees and R&D fees         1,390,778         1,196,790         3,255,553        2,867,577
                                 ----------        ----------        ----------       ----------

Total revenues                    4,919,695         4,725,707         9,734,525        9,346,549

Cost of sales                     1,679,554         1,679,554         3,227,726        3,227,726

Operating expenses:
 Research & development, net      1,027,701         1,027,701         2,083,222        2,083,222
 Selling & marketing                689,215           689,215         1,416,300        1,416,300
 General & administration           889,145           889,145         1,739,861        1,739,861
                                 ----------        ----------        ----------       ----------

Total operating expenses          2,606,061         2,606,061         5,239,383        5,239,383
                                 ----------        ----------        ----------       ----------

Operating income                    634,080           440,092         1,267,416          879,440

Interest income                      47,030            47,030            80,730           80,730

Interest expense                   (161,180)         (161,180)         (303,896)        (303,896)

Other expense, net                   (1,217)           (1,217)           (1,644)          (1,644)
                                 ----------        ----------        ----------       ----------

Net income                      $   518,713       $   324,725       $ 1,042,606      $   654,630
                                 ==========        ==========        ==========       ==========

Basic earnings per common
  share                         $      0.03       $      0.02       $      0.05      $      0.03
                                 ==========        ==========        ==========       ==========

Diluted earnings per common
  share                         $      0.03       $      0.02       $      0.05      $      0.03
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               20,088,397        20,088,397        20,053,321       20,053,321
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,410,721        20,410,721        20,308,510       20,308,510
                                 ==========        ==========        ==========       ==========


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                  Three Months Ended                     Six Months Ended
                                  ------------------                     ----------------
                                  June 30,         June 30,          June 30,          June 30,
                                   1998             1998              1998              1998
                                   ----             ----              ----              ----
                                                (As Previously                      (As Previously
                              (As Restated)      Reported)         (As Restated)        Reported)
                              -------------     -------------       -----------      ------------

Product revenues                $ 3,594,937       $ 3,594,937       $ 7,148,148      $ 7,148,148
Royalties, license and
 option fees and R&D fees         1,272,996         1,502,785         2,539,672        2,521,472
                                 ----------        ----------        ----------       ----------

Total revenues                    4,867,933         5,097,722         9,687,820        9,669,620

Cost of sales                     1,953,342         1,953,342         3,702,953        3,702,953

Operating expenses:
 Research & development, net      1,161,090         1,161,090         2,199,842        2,199,842
 Selling & marketing                738,896           738,896         1,614,726        1,614,726
 General & administration           865,411           865,411         1,592,101        1,592,101
                                 ----------        ----------        ----------       ----------

Total operating expenses          2,765,397         2,765,397         5,406,669        5,406,669
                                 ----------        ----------        ----------       ----------

Operating income                    149,194           378,983           578,198          559,998

Interest income                      70,902            70,902           154,359          154,359

Interest expense                   (211,419)         (211,419)         (440,199)        (440,199)

Other expense, net                  (11,483)          (11,483)          (20,359)         (20,359)
                                 ----------        ----------        ----------       ----------

Net (loss) income               $    (2,806)      $   226,983       $   271,999      $   253,799
                                 ==========        ==========        ==========       ==========

Basic (loss) earnings per
  common share                  $     (0.00)      $      0.01       $      0.01      $      0.01
                                 ==========        ==========        ==========       ==========

Diluted (loss) earnings per
  common share                  $     (0.00)      $      0.01       $      0.01      $      0.01
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               19,877,164        19,877,164        19,727,206       19,727,206
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,585,182        20,585,182        20,494,607       20,494,607
                                 ==========        ==========        ==========       ==========


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                       June 30, 1999     June 30, 1999
                                       -------------     --------------
                                                         (As Previously
                                        (As Restated)       Reported)
                                        -------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents            $  3,528,767      $  3,528,767
  Trade accounts receivable, net          2,885,579         2,885,579
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,414,412         2,414,412
  Inventory                               3,601,301         3,601,301
  Advances and loans to officers
    and employees                           303,679           303,679
  Prepaid expenses and other                864,388           864,388
                                         ----------        ----------

   Total current assets                  13,598,126        13,598,126

Property and equipment, net               8,348,562         8,348,562
Deferred loan costs, net                     54,727            54,727
Goodwill and other intangible
  assets, net                             1,258,143         1,258,143
Other long-term assets                      482,892           482,892
                                         ----------        ----------
   Total assets                        $ 23,742,450      $ 23,742,450
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,092,868      $  1,092,868
  Accrued expenses                        1,433,115         1,433,115
  Accrued settlement liability                   --                --
  Deferred revenue                        1,350,952           750,000
  Current portion - long-term debt          954,130           954,130
                                         ----------        ----------
   Total current liabilities              4,831,065         4,230,113

Deferred revenue - non-current            5,546,519         1,036,517
Long-term debt                            2,869,873         2,869,873
                                         ----------        ----------
   Total liabilities                     13,247,457         8,136,503
                                         ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                              85,319,958        85,319,958
  Accumulated deficit                   (74,824,965)      (69,714,011)
                                         ----------        ----------
Total shareholders' equity               10,494,993        15,605,947
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 23,742,450      $ 23,742,450
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

Royalties, license and option fees, and R&D fees of $1,391,000 for the second quarter of 1999 increased by $118,000 or 9% from the second quarter of the prior year. This increase is mainly attributable to the sale of a proprietary product line to a third party and an increase in license fees recognized in the period, offset by lower R&D fees due to the timing and status of various R&D projects.

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

Results of Operations for the Six Months Ended June 30, 1999 and
----------------------------------------------------------------
1998
----

Product revenues for the six months ended June 30, 1999 were $6,479,000 compared to $7,148,000 in the same period of the prior year, representing a decrease of $669,000 or 9%. Product revenues for the first half of 1999 included first shipments of a Microsponge-entrapped retinol formulation to a new customer for the U.S. launch of a new product. The corresponding period of the prior year included shipments to a customer for the worldwide launch of a Microsponge-based formulation and shipments to a customer for a baby wipe product that has now been discontinued.

Royalties, license and option fees and R&D fees for the first half of 1999 increased by $716,000 or 28% from the first half of the prior year to a total of $3,256,000. This increase is mainly due to the exercise of an option by a cosmeceutical customer for rights to a certain proprietary product and its subsequent sale to a third party and an increase in license fees recognized in the period. Higher royalties from Ortho Pharmaceutical for Retin-A(R) Micro(TM) were offset by lower R&D fees due to the timing and status of various R&D projects.

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

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 1999 were $23,742,000 compared with $23,081,000 at December 31, 1998. Working capital increased to $8,767,000 at June 30, 1999 from $4,760,000 at December 31, 1998 and cash and cash equivalents decreased to $3,529,000 from $4,088,000. During the first six months of 1999, the Company's operating activities used $1,469,000 of cash compared to $2,379,000 in the first half of the prior year. The Company invested approximately $2,083,000 in product research and development and $1,416,000 in selling and marketing the Company's products and technologies.

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

In accordance with the terms of the settlement agreement with Biosource (Note 10), the Company paid Biosource the final settlement amount of $1,000,000 in cash in May 1999 in lieu of issuing shares of the Company's common stock in payment.

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

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedules as of and for the six months ended June 30, 1999 and June 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: November 18, 1999            By:  /S/ John J. Meakem, Jr.
     ------------------               ----------------------------
                                      John J. Meakem, Jr.
                                      Chairman, President and
                                      Chief Executive Officer



Date: November 18, 1999            By:  /S/ Michael O'Connell
     ------------------                ----------------------------
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