Form 10-Q
period 1999-09-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 1999-11-19
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1999


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

At October 31, 1999, the number of outstanding shares of the Company's common stock, par value $.01, was 20,115,664.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 1999 and December 31, 1998 (as restated)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 (as restated)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (as restated)

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                  September 30, 1999  December 31, 1998
                                  ------------------  -----------------
                                                       (As Restated -
                                                          See Note 11)
ASSETS
Current assets:
  Cash and cash equivalents            $  3,152,576      $  4,088,173
  Trade accounts receivable, net          3,026,752         2,532,527
  Receivables for royalties,
    license and option fees and
    R&D fees                              2,053,564         2,296,852
  Inventory                               4,423,929         2,959,443
  Advances and loans to officers
    and employees                           343,748           338,947
  Prepaid expenses and other                730,875           596,400
                                         ----------        ----------

   Total current assets                  13,731,444        12,812,342

Property and equipment, net               8,163,899         8,643,856
Deferred loan costs, net                     39,601            90,428
Goodwill and other intangible
  assets, net                             1,219,421         1,351,813
Other long-term assets                      422,892           182,892
                                         ----------        ----------
   Total assets                        $ 23,577,257      $ 23,081,331
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,486,763      $  1,347,737
  Accrued expenses                        1,229,978         1,057,287
  Accrued settlement liability                   --         1,300,000
  Deferred revenue                        1,284,284         1,291,540
  Current portion - long-term debt          872,906         3,055,460
                                         ----------        ----------
   Total current liabilities              4,873,931         8,052,024

Deferred revenue - non-current            4,884,170         5,993,245
Long-term debt                            2,643,386                --
                                         ----------        ----------
   Total liabilities                     12,401,487        14,045,269
                                         ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                              85,390,664        84,903,633
  Accumulated deficit                   (74,214,894)      (75,867,571)
                                         ----------        ----------
Total shareholders' equity               11,175,770         9,036,062
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 23,577,257      $ 23,081,331
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                              -------------    -------------      -------------      ------------
                                 1999             1998              1999             1998
                                 ----             ----              ----             ----
                                               (As Restated -                        (As Restated -
                                                See Note 11)                          See Note 11)

Product revenues                $ 3,924,012       $ 3,445,262       $10,402,984      $10,593,410
Royalties, license and
 option fees and R&D fees         1,257,123         1,540,311         4,512,676        4,079,983
                                 ----------        ----------        ----------       ----------

Total revenues                    5,181,135         4,985,573        14,915,660       14,673,393

Cost of sales                     1,889,475         1,950,668         5,117,201        5,653,621

Operating expenses:
 Research & development, net      1,028,466           996,052         3,111,688        3,195,894
 Selling & marketing                629,951           684,585         2,046,251        2,299,311
 General & administration           923,204           859,585         2,663,065        2,451,686
                                 ----------        ----------        ----------       ----------

Total operating expenses          2,581,621         2,540,222         7,821,004        7,946,891
                                 ----------        ----------        ----------       ----------

Operating income                    710,039           494,683         1,977,455        1,072,881

Interest income                      52,291            51,001           133,021          205,360

Interest expense                   (150,340)         (193,127)         (454,236)        (633,326)

Other income (expense), net          (1,919)            2,105            (3,563)         (18,254)
                                 ----------        ----------        ----------       ----------

Net income                      $   610,071       $   354,662       $ 1,652,677      $   626,661
                                 ==========        ==========        ==========       ==========

Basic earnings per common
  share                         $      0.03       $      0.02       $      0.08      $      0.03
                                 ==========        ==========        ==========       ==========

Diluted earnings per common
  share                         $      0.03       $      0.02       $      0.08      $      0.03
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               20,092,148        19,969,391        20,066,263       19,807,934
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,335,481        20,248,716        20,295,550       20,349,075
                                 ==========        ==========        ==========       ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                           For the nine months ended
                                           -------------------------
                                         September 30,    September 30,
                                            1999             1998
                                         ----------       -------------
                                                          (As Restated -
                                                           See Note 11)

Cash flows from operating activities:
Net income                              $ 1,652,677      $   626,661
 Adjustments to reconcile net income to
  net cash used in
  operating activities:
   Depreciation and amortization            796,157          761,470
   Amortization of deferred loan costs       50,827          197,448
   Stock issued to directors                 24,000               --
   Stock compensation awards to non-
    employees                                    --           27,276
   Restricted stock awards                  149,788           49,928
 Changes in operating assets and
  liabilities:
   Trade accounts receivable               (494,225)      (1,457,957)
   Receivables for royalties, license
     and option fees and R&D fees           243,288       (1,093,632)
   Inventory                             (1,464,486)        (192,110)
   Prepaid expenses and other              (139,276)        (604,370)
   Other long-term assets                  (240,000)          71,289
   Accounts payable and accrued expenses    311,717       (1,462,282)
   Accrued settlement liability          (1,300,000)              --
   Deferred revenues                     (1,116,331)             314
                                          ---------        ---------
Net cash used in operating activities    (1,525,864)      (3,075,965)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment     (183,808)      (2,439,999)
                                          ---------        ---------
Net cash used in investing activities      (183,808)      (2,439,999)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants and
    issuance of restricted stock            229,525        2,054,376
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                     83,718          109,635
   Proceeds from long-term debt           4,000,000               --
   Repayment of debt                     (3,539,168)      (1,882,284)
                                          ---------        ---------
Net cash provided by financing
 activities                                 774,075          281,727
                                          ---------        ---------
Net decrease in cash and cash
 equivalents                               (935,597)      (5,234,237)
Cash and cash equivalents, beginning
 of the period                            4,088,173        8,672,021
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 3,152,576      $ 3,437,784
                                          =========        =========
Cash paid for interest                  $   358,530      $   448,026
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as those in the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998 and include all adjustments necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of September 30, 1999 and the results of their operations for the three and nine months ended September 30, 1999 and 1998.

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

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of September 30, 1999 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1998                               19,993,311
Warrants exercised after December 31, 1998           70,000
Shares issued to Directors after December
 31, 1998                                             5,230
Shares issued under the Employee Stock
 Purchase Plan                                       20,173
Shares issued upon exercise of stock options          3,719
                                                 ----------
Total shares                                     20,092,433
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:



                              Three Months Ended September 30,   Nine Months Ended September 30,
                              -------------------------------    -------------------------------
                                   1999             1998              1999          1998
                                   ----             ----              ----          ----
                                                (As Restated -                   (As Restated -
                                                  See Note 11)                     See Note 11)

Net income (numerator)        $   610,071      $   354,662      $ 1,652,677    $   626,661
                               ==========       ==========       ==========     ==========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic          20,092,148       19,969,391       20,066,263     19,807,934
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan             225,281          142,023          173,909        393,347
 Warrants                          18,052          137,302           55,378        147,794
                               ----------       ----------       ----------     ----------
 Weighted average shares
  outstanding - diluted        20,335,481       20,248,716       20,295,550     20,349,075
                               ==========       ==========       ==========     ==========

Earnings per share - basic    $      0.03      $      0.02      $      0.08    $      0.03
                               ==========       ==========       ==========     ==========

Earnings per share - diluted  $      0.03      $      0.02      $      0.08    $      0.03
                               ==========       ==========       ==========     ==========



The following options with expiration dates ranging from July 23, 2001 to June 16,2009 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:


                                 Three Months Ended                  Nine Months Ended
                                    September 30,                      September 30,
                                 ------------------                  -----------------
                                 1999             1998              1999             1998
                                 ----             ----              ----             ----

Number outstanding           1,921,411        1,844,556         2,732,738        1,185,630
Range of exercise prices     $5.56-$15.00     $5.63-$15.00      $5.25-$15.00     $6.82-$15.00



(3)  Revenue Recognition

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

(4)  Long-Lived Assets, Including Goodwill and Other Intangibles
     -----------------------------------------------------------
The Company evaluates the carrying value of long-lived assets, including goodwill, whenever changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets, including goodwill to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no impairment of long-lived assets, including goodwill and other intangibles, has occurred and that no reduction of the estimated useful lives or carrying values of such assets is warranted.

(5)  Related Party Transactions
     --------------------------

As of September 30, 1999, the Company has an outstanding secured loan receivable of $276,000 from an officer of the Company. The loan bears an interest rate of the lower of 13.87% or the highest rate permitted under the applicable law. The loan was approved by the Compensation Committee of the Company's Board of Directors. Repayment of the loan is due by December 31, 1999.

(6)  Inventory
     ---------

The major components of inventory are as follows:

                       September 30, 1999  December 31, 1998
                       ------------------  -----------------
Raw materials and work-
  in-process              $1,110,020        $  743,383
Finished goods             3,313,909         2,216,060
                           ---------         ---------
Total inventory           $4,423,929        $2,959,443
                           =========         =========

(7)  Note Receivable
     ---------------

Included in long-term assets is the non-current portion of a note receivable recorded by the Company in connection with the sale of certain proprietary product rights. The note receivable of $500,000 is due in equal monthly installments over a period of twenty-five months commencing September 15, 1999 and bears an interest rate equal to the prime rate.

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

(9)  Income Taxes
     ------------

The Company does not anticipate incurring significant amounts of income taxes in 1999 due to the use of its net operating loss carry forwards from prior years. Currently, any income tax expense is being offset by recognition of a corresponding change in the valuation allowance for deferred tax assets.

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

(11) Restatement
     -----------

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K, March 31, 1999 Form 10Q and June 30, 1999 Form 10Q with the Securities and Exchange Commission (SEC), and following discussions with the staff of the SEC concerning its review of the Company's financial statements, APS decided to restate its financial statements for the fiscal years ended December 31, 1992 through 1998 and the first and second quarters of 1999. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1998 and as of December 31, 1998 present restated results to reflect a change in accounting such that license fees are now amortized over the estimated life of the product to which they relate. In prior presentations, the Company recognized as earned license fees which were non-refundable and not subject to material contingencies or commitments. The change results in a difference in the timing of revenue recognition of license fees and has no effect on the Company's cash flows.

A comparison of the restated and previously reported condensed consolidated statements of operations for the three and nine months ended September 30, 1998 follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                                               As Previously                        As Previously
                              As Restated      Reported           As Restated       Reported
                              September 30,    September 30,      September 30,     September 30,
                              -------------    -------------      -------------     ------------
                                 1998             1998              1998              1998
                                 ----             ----              ----              ----

Product revenues                $ 3,445,262       $ 3,445,262       $10,593,410      $10,593,410
Royalties, license and
 option fees and R&D fees         1,540,311         1,707,600         4,079,983        4,229,072
                                 ----------        ----------        ----------       ----------

Total revenues                    4,985,573         5,152,862        14,673,393       14,822,482

Cost of sales                     1,950,668         1,950,668         5,653,621        5,653,621

Operating expenses:
 Research & development, net        996,052           996,052         3,195,894        3,195,894
 Selling & marketing                684,585           684,585         2,299,311        2,299,311
 General & administration           859,585           859,585         2,451,686        2,451,686
                                 ----------        ----------        ----------       ----------

Total operating expenses          2,540,222         2,540,222         7,946,891        7,946,891
                                 ----------        ----------        ----------       ----------

Operating income                    494,683           661,972         1,072,881        1,221,970

Interest income                      51,001            51,001           205,360          205,360

Interest expense                   (193,127)         (193,127)         (633,326)        (633,326)

Other income (expense), net           2,105             2,105           (18,254)         (18,254)
                                 ----------        ----------        ----------       ----------

Net income                      $   354,662       $   521,951       $   626,661      $   775,750
                                 ==========        ==========        ==========       ==========

Basic earnings per common
  share                         $      0.02       $      0.03       $      0.03      $      0.04
                                 ==========        ==========        ==========       ==========

Diluted earnings per common
  share                         $      0.02       $      0.03       $      0.03      $      0.04
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               19,969,391        19,969,391        19,807,934       19,807,934
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,248,716        20,248,716        20,349,075       20,349,075
                                 ==========        ==========        ==========       ==========


ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended September 30, 1999
-------------------------------------------------------------------
and 1998
--------

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

The Company's revenues are derived principally from product sales, license fees, royalties and R&D fees. Under strategic alliance arrangements entered into with certain corporations, APS can receive access/license fees, milestone payments, commitments for future minimum purchases, royalties based on third party product sales or a share of partners' revenues, and revenues from the sale of Microsponge and Polytrap systems. The Company is currently manufacturing and selling Microsponge(R) and Polytrap (R) delivery systems for use by customers in approximately 100 different personal care and cosmetic products.

Total revenues for the three months ended September 30, 1999 were $5,181,000 which represents an increase of $196,000 or 4% over the corresponding period of the prior year, as restated. Product revenues increased by $479,000 or 14% to $3,924,000. This was due mainly to a 50% increase in sales of Microsponge-entrapped retinol and Vitamin K formulations which reflected U.S. launches by new customers. This was partially offset by a 32% decrease in sales of toiletries, due in part to the absence of shipments to a customer for a baby-wipe product which was discontinued in 1998.

Royalties, license and R&D fees totaled $1,257,000, a decrease of $283,000 or 18% from the year-ago quarter, as restated, due mainly to the absence of R&D fees which rely on the timing and status of various R&D projects.

Gross profit on product revenues of $2,035,000 increased as a percentage of product revenues by nine percentage points to 52% due to the sales mix, as sales of higher-margin cosmeceutical products replaced sales of lower-margin toiletries.

Research and development expenses increased by $32,000 or 3% to $1,028,000 due mainly to higher professional fees relating to the Company's proprietary patent estate partially offset by a decrease in clinical studies from the year-ago quarter.

Selling and marketing expenses decreased by $55,000 or 8% to $630,000 due mainly to decreased headcount and lower commission payments compared to the year-ago quarter.

General and administrative expenses increased by $64,000 or 7% to $923,000 due mainly to increased directors' and professional fees.

Interest expense decreased by $43,000 or 22% to $150,000 due to lower average debt compared to the year-ago quarter.

Results of Operations for the Nine Months Ended September 30, 1999
------------------------------------------------------------------
and 1998
--------

Total revenues for the nine months ended September 30, 1999 increased by $242,000 or 2% to $14,916,000 compared to the corresponding period of the prior year. Product revenues decreased by $190,000 or 2% to $10,403,000, as restated. This was due mainly to the absence of shipments in the current year of Microsponge entrapments for a baby-wipe product which was discontinued in 1998, partially offset by shipments of Microsponge-based retinol and Vitamin K formulations for U.S. launches by new customers. Royalties, license and R&D fees increased by $433,000 or 11% due mainly to the exercise of an option by a cosmeceutical customer for rights to a proprietary product and its subsequent sale to a third party, and an increase in license fees recognized in the period.

Gross profit on product revenues for the nine months ended September 30, 1999 increased by $346,000 or 7% to $5,286,000 over the corresponding period of the prior year due to the improved sales mix, as sales of higher-margin cosmeceutical products replaced sales of lower-margin toiletries.

Research and development expenses decreased by $84,000 or 3% to $3,112,000 for the nine months ended September 30, 1999 due mainly to the absence of clinical study costs and higher expense reimbursement in the period. Selling and marketing expense for the nine months ended September 30, 1999 decreased by $253,000 or 11% due mainly to reduced headcount.

General and administrative expenses for the nine months ended September 30, 1999 increased by $211,000 or 9% to $2,663,000 due mainly to increased directors' fees and professional fees resulting from a potential proxy contest which was resolved in the second quarter of 1999.

Interest income for the nine months ended September 30, 1999 decreased by $72,000 or 35% due to lower average cash balances.
Interest expense decreased by $179,000 or 28% to $454,000 due to the repayment of debt in the first quarter of 1999.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 1999 were $23,577,000 compared with $23,081,000 at December 31, 1998. Working capital increased to $8,857,000 from $4,760,000, as restated, for the nine-month period ending September 30, 1999 and cash and cash equivalents decreased to $3,153,000 from $4,088,000. During the first nine months of 1999, the Company's operating activities used $1,526,000 of cash compared to $3,076,000 in the first nine months of the prior year. The Company invested approximately $3,112,000 in product research and development and $2,046,000 in selling and marketing the Company's products and technologies during the first nine months of 1999.

Trade accounts receivable increased to $3,027,000 at September 30, 1999 from $2,533,000 at December 31, 1998. Days sales outstanding were 79 days at September 30, 1999 compared to 68 days at December 31, 1998 due mainly to the timing of shipments during the third quarter. Receivables from royalties, license and option fees and R&D fees decreased to $2,054,000 at September 30, 1999 compared to $2,297,000 at December 31, 1998.

Inventory increased to $4,424,000 at September 30, 1999 from
$2,959,000 at December 31, 1998 due mainly to a planned build-up of the Microsponge and Polytrap systems as part of the Company's contingency plans for possible disruptions caused by Year 2000 problems.

Capital expenditures for the nine months ended September 30, 1999 decreased substantially to $184,000 compared to $2,440,000 in the same period of the prior year. The first nine months of the prior year included capital expenditures related to expansion of the Company's manufacturing facility in Louisiana and leasehold improvements to the Company's new facility in Redwood City, which are now complete.

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

The Company developed a three-phased program to address Year 2000 issues. The first phase consisted of identifying necessary changes to application software used by the Company. The Company utilizes an integrated ERP system for the majority of its manufacturing and financial systems and has received the Year 2000 compliant version of the software from the vendor. Implementation of the upgraded software was completed on September 30, 1998.

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

As part of its Year 2000 contingency plans the Company has incurred a build-up of inventories of approximately $1,000,000.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedules as of and for the nine months ended September 30, 1999 and September 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: November 18, 1999            By:  /S/ John J. Meakem, Jr.
     ------------------                -------------------------
                                       John J. Meakem, Jr.
                                       Chairman, President and
                                       Chief Executive Officer



Date: November 18, 1999            By:  /S/ Michael O'Connell
     ------------------                -------------------------
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