Form 10-K
period 1999-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 2000-03-28
CIK 818033

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999  or

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
                                                    Yes [X]  No [  ]
                                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K.                                                               [X]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 29, 2000, was $57,415,437.
(1)

As of February 29, 2000, 20,119,042 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 6,200,149 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 29, 2000. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely approval, launch and acceptance of new products, development of new products, establishment of new corporate alliances, progress in research and development programs, risks of consummation of contemplated action to maximize shareholder value (as to which there is no assurance) and other factors described below under the headings "APS Technology", "Products", "Manufacturing", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

THE COMPANY
-----------

Advanced Polymer Systems, Inc. and subsidiaries ("APS" or the "Company") is using its patented Microsponge(R) delivery systems and other proprietary technologies to enhance the safety, effectiveness and aesthetic quality of prescription, over-the-counter ("OTC") and personal care products. It also has under development, patented new drug delivery systems including bioerodible polymers for oral and implantable drug delivery. The Company is currently manufacturing and selling Microsponge Systems for use by corporate customers in approximately 100 different skin care products sold worldwide. APS holds 215 issued U.S. and foreign patents on its technology and has over 34 other patent applications pending.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987.

Topical products under development or in the marketplace utilize the Company's Microsponge Systems in two primary ways: as reservoirs releasing active ingredients over an extended period of time; and, as receptacles for absorbing undesirable substances, such as excess skin oils. The resulting benefits include extended efficacy, reduced skin irritation, cosmetic elegance, formulation flexibility and improved product stability.

In February 1997, the Company received FDA approval for the first ethical pharmaceutical product based on its patented Microsponge technology, Retin A(R)-Micro(TM), which has been licensed to Ortho-McNeil Pharmaceutical Corporation, a member of the Johnson & Johnson family of companies. This product was launched in March 1997. The Company has also licensed to Dermik, a subsidiary of Aventis, another ethical pharmaceutical product for which a New Drug Application ("NDA") has been filed and is awaiting approval.

APS has established other alliances with multinational corporations for products which incorporate Microsponge Systems. These alliance partners receive certain marketing rights to the products developed. In return, APS typically receives an initial license fee, future payments contingent on the achievement of certain milestones, revenues from the supply of Microsponge Systems, and royalty payments based on third party product sales or a share of partner revenues. For products requiring FDA approval, these alliances provide for the partners to pay the costs of product development, clinical testing, regulatory approval and commercialization.

Areas of focus for the Company's bioerodible systems under development include acute pain management, growth hormones (both human and animal) and post-surgical cancer treatment. A second family of bioerodible polymers has potential for use as a targeted delivery system which may carry anti-cancer drugs specifically to solid tumors. This targeted delivery, if successful, would make possible very high drug concentration in a tumor without excessive concentration in other normal tissues, thus greatly decreasing the serious side effects of cancer chemotherapy.

Additionally, the Company is working on the development of oral delivery systems for improved bioavailability. There are a number of approved drugs whose efficacy could be substantially improved if their bioavailability could be increased. Although the Company is still in the early research and development stage, it has successfully concluded significant in vitro and preliminary in vivo studies which indicate that a modified Microsponge System enhances the rate of dissolution of insoluble drugs. By appropriately modifying the Microsponge System, drugs such as steroids have been entrapped and released at rates several times higher than conventional dosage forms. Potential market opportunities include drugs for the treatment of a wide variety of diseases.

Also in development are delivery systems which potentially allow for the targeted delivery of drugs to the lower gastrointestinal tract; specifically the colon. This could provide much better treatment of a limited number of disease conditions including ulcerative colitis and chronic constipation. A feasibility study in humans has demonstrated that the APS system may be capable of bypassing the stomach and small intestine and releasing drugs throughout the length of the colon.

To maintain quality control over manufacturing, APS has committed significant resources to its production processes and polymer systems development programs. The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge Systems and related technologies. All products are manufactured according to Current Good Manufacturing Practices guidelines ("CGMPs") established by the FDA. In addition, APS has a process development pilot plant in its Louisiana facility. APS also has established relationships with contract manufacturers which could provide second-source production capabilities.

APS TECHNOLOGY
--------------

The fundamental appeal of the Company's Microsponge technology stems from the difficulty experienced with conventional formulations in releasing active ingredients over an extended period of time. Topical preparations are intended to work only on the outer layers of the skin. Yet, the typical active ingredient in conventional products is present in a relatively high concentration and, when applied to the skin, may be rapidly absorbed. The common result is over-medication, followed by a period of under-medication until the next application. Rashes and more serious side effects can occur when the active ingredients rapidly penetrate below the skin's surface. APS' Microsponge technology allows a prolonged rate of release of the active ingredients, thereby offering potential reduction in the side effects while maintaining therapeutic efficacy.

Microsponge Systems. The Company's Microsponge Systems are based on microscopic, polymer-based microspheres that can bind, suspend or entrap a wide variety of substances and then be incorporated into a formulated product such as a gel, cream, liquid or powder. A single Microsponge is as tiny as a particle of talcum powder, measuring less than one-thousandth of an inch in diameter. Like a true sponge, each microsphere consists of a myriad of interconnecting voids within a non-collapsible structure that can accept a wide variety of substances. The outer surface is typically porous, allowing the controlled flow of substances into and out of the sphere. Several primary characteristics, or parameters, of the Microsponge System can be defined during the production phase to obtain spheres that are tailored to specific product applications and vehicle compatibility.

Polytrap(R) Systems. In January 1996, the Company signed a definitive agreement with Dow Corning Corporation to acquire full rights to Dow Corning's Polytrap technology and full responsibility for the continuing commercialization of Polytrap Systems in exchange for 200,000 shares of APS common stock. Polytrap Systems are designed to: 1) absorb skin oils and eliminate shine; 2) provide a smooth and silky feel to product formulation; 3) entrap and deliver various ingredients in personal care products and; 4) convert liquids into powders.

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

Bioerodible Systems. The Company has made a significant investment in the development of bioerodible drug delivery systems and has recently been granted a broad composition of matter patent for its bioerodible polymer system known as poly(ortho esters). The major application for such systems is systemic drug delivery, where a suitably shaped device containing a drug physically dispersed in the polymer is implanted in a body site, such as below the skin, or in the muscle. The implanted polymer bioerodes at a controlled rate and as it bioerodes, a drug that has been physically dispersed throughout the polymer is released. A number of important applications are currently under development such as post-operative pain control, post-surgical cancer treatment and delivery of peptides and proteins.

APS has also developed a second family of bioerodible polymers, known as block copolymers. These materials contain blocks of poly(ortho esters) and poly(ethylene glycol) arranged in different sequences. A broad composition of matter patent has also recently been granted. While these materials also have applications as bioerodible drug delivery systems, their most promising use is as a delivery system that can carry anti-cancer drugs specifically to solid tumors. This "targeted" delivery may make possible very high drug concentration in the tumor without excessive high concentration in surrounding tissues, thus greatly decreasing the serious side effects of cancer chemotherapy.

PRODUCTS
--------

APS' efforts in the ethical dermatology and OTC skin care markets include additional applications using the Company's technology which are under development, as noted below.

Ethical Dermatology
-------------------

APS defines "ethical dermatology" products as prescription and non-prescription drugs that are promoted primarily through the medical profession for the prevention and treatment of skin problems or diseases. The Company is developing several ethical dermatology products which will require approval of the FDA before they can be sold in the United States. Although these pharmaceuticals are likely to take longer to reach the marketplace than OTC and personal care products due to the regulatory approval process, the Company believes that the benefits offered by Microsponge delivery systems will allow valuable product differentiation in this large and potentially profitable market. Results from various human clinical studies reaffirm that this technology offers the potential to reduce drug side effects, maintain the therapeutic efficacy and potentially increase patient compliance with the treatment regimen. The following ethical dermatological products have been developed or are under development by APS:

Tretinoin Acne Medication. In February 1997, the Company received FDA approval for Microsponge-entrapped tretinoin for improved acne treatment. The approval of this submission to the FDA represented the culmination of an intensive research and clinical development program involving approximately 1,150 patients. Tretinoin has been marketed in the U.S. by Ortho Dermatological, a Johnson & Johnson subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. The Company believes its patent protected approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A(R) Micro (TM).

During 1999, Ortho also filed an NDA in Canada for this formulation and completed Phase III clinical trials in Europe in preparation for a European Union filing. Additionally, Ortho completed Phase III clinical trials in the U.S.A. on a second Retin-A Micro formulation and has initiated the preparation of an NDA filing for the product.

5-Fluorouracil. In the fourth quarter of 1999, Dermik filed an NDA for an APS-developed formulation containing Microsponge entrapped 5-fluorouracil (5-FU) for the treatment of actinic keratoses. Subsequently, the Company expanded its agreement with Dermik to include two additional indications, in return for milestone payments, royalties and product supply upon successful development.

Cosmeceutical Products
---------------------

Retinol. Retinol is a highly pure form of Vitamin A which has demonstrated a remarkable ability to maintain the skin's youthful appearance. However, it has been commercialized on only a limited basis because it becomes unstable when mixed with other ingredients. APS has been able to stabilize retinol in a formulation which is cosmetically elegant and which has a low potential for skin irritation. The Company has executed agreements with several companies, each of which has marketing strength in a particular channel of distribution. The channels for which the Company has licensed retinol are direct marketing (Avon), dermatologists (Bioglan), salons and spas (Sothys), plastic surgery (BioMedic), prestige (La Prairie and Mana), mass (Alberto-Culver and Scott's Liquid Gold), through infomercials (Guthy Renker) and internationally through Boots in the U.K. and Embil in Turkey. The Company retains full rights to alternate channels of distribution. Additionally, the Company formed an alliance with R.P. Scherer to develop and commercialize unit-dose skin care treatments for aging skin using retinol and other vitamins.

The Company has also developed various Vitamin K formulations which it has commenced to license to marketing partners in a variety of distribution channels. A number of other cosmeceutical products are at various stages of development and in clinical trials. They will also be licensed to marketing partners.

Personal Care and OTC Products
------------------------------

APS' Microsponge technologies are ideal for skin and personal care products. They can retain several times their weight in liquids, respond to a variety of release stimuli, and absorb large amounts of excess skin oil; all while retaining an elegant feel on the skin's surface. In fact, APS technologies are currently employed in approximately 100 products sold by major cosmetic and toiletry companies worldwide. Among these products are skin cleansers, conditioners, oil control lotions, moisturizers, deodorants, razors, lipsticks, makeup, powders, and eye shadows.

Entrapping cosmetic ingredients in APS' proprietary Microsponge delivery systems offers several advantages, including improved physical and chemical stability, greater available concentrations, controlled release of the active ingredients, reduced skin irritation and sensitization, and uniquely pleasing tactile qualities.

Other Product Applications
--------------------------

While not the principal focus of APS development efforts, other products could benefit from the value-added application of the Company's polymer technology. To date, the Company has applied its technology to its analytical standards business.

Analytical Standards. APS initially developed microsphere precursors to the Microsponge System for use as a testing standard for gauging the purity of municipal drinking water. Marketed by APS nationwide, these microspheres are suspended in pure water to form an accurate, stable, reproducible turbidity standard for the calibration of turbidimeters used to test water purity.

APS believes its analytical standards technology has much broader application than testing the turbidity of water. The Company has also developed standards for industrial use for the calibration of spectrophotometers and colorimeters.

MANUFACTURING
-------------

Polymer Raw Material. Raw materials for the Company's polymers are petroleum-based monomers which are widely available at low cost. The monomers have not been subject to unavailability or significant price fluctuations for the past five years.

Process Engineering and Development. The Company employs chemical engineers and operates a pilot-plant facility for developing production processes. The equipment used for manufacturing and process development is commercially available in industrial sizes and is installed in the Company's production facility in Lafayette, Louisiana.

Microsponge Production. APS has committed significant resources to the production process and polymer systems development required to commercialize its products. The Company has to date manufactured most of its Microsponge Systems in company-owned and operated facilities.

The Company's manufacturing facility in Lafayette, Louisiana, is responsible for large-scale production of Microsponge Systems and related technologies. All products in the Lafayette facility are manufactured according to CGMP. The Company initiated a plant expansion project during 1997 in anticipation of higher volume requirements. This was completed during 1999. APS also has established relationships with contract manufacturers which provide compounding, tube filling and packaging capabilities. The Company's objective is to utilize these third parties selectively, so that it can maintain its flexibility and direct the bulk of APS' working capital to other areas, such as product development and marketing.

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

In general, APS grants limited marketing exclusivity in defined markets for defined periods to client companies, while retaining the right to manufacture the Microsponge delivery systems it develops for these clients. However, after development is completed and a client commercializes a formulated product utilizing the Company's delivery systems, APS can exert only limited influence over the manner and extent of the client's marketing efforts.

The Company's key relationships are set forth below:

Johnson & Johnson Inc. In May 1992, APS and Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, entered into a development and license agreement related to tretinoin-based products incorporating APS' Microsponge technology. As part of the agreement, certain license fees and milestone payments were paid by Ortho to APS. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APS Microsponge System. Ortho's exclusivity will continue as long as annual minimum royalty payments are made.

In February 1997, APS received FDA approval for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product has been marketed by Ortho Dermatological since March 1997 as Retin-A(R) Micro
(TM). APS received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment which was recognized as revenue in 1997 and half is prepaid royalties which was recorded as deferred revenues.

Dermik. In March 1992, APS and Aventis Pharmaceuticals, formerly known as Rhone-Poulenc Rorer restructured their 1989 joint venture agreement.
Under the new terms, Aventis received 705,041 shares of APS stock. Furthermore, Aventis agreed to continue funding the exploration and development of certain dermatology applications of APS' technology. Product applications include a 5-FU treatment for pre-cancerous actinic keratoses. In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with APS to cover two additional applications, in return for milestone payments, royalties and payments for product supply upon successful development.

Avon. In August 1996, APS signed a license and supply agreement with Avon under which APS is providing Avon with a formulation incorporating Microsponge delivery systems and retinol, an ingredient developed to improve the appearance of aging skin. Under terms of the agreement, APS received upfront, non-refundable licensing fees and receives manufacturing revenues on supply of product. In 1998, the Company announced that Avon had launched a second product using the Company's Microsponge Systems technology.

Pharmacia and Upjohn. In January 1998, the Company announced an agreement with Pharmacia and Upjohn to develop and commercialize a new product for a major global topical skincare category in return for R&D fees and reimbursement of expenses. Advanced Polymer's Microsponge System technology will be utilized topically to deliver a proprietary Pharmacia and Upjohn therapeutic agent.

Scott's Liquid Gold. In June 1998, APS signed an agreement with Scott's Liquid Gold under which APS provides Scott's with products incorporating a Microsponge-based retinol formulation for the mass marketing channel. Under terms of the agreement, APS received an upfront, non-refundable license fee and receives manufacturing revenues on the supply of product which commenced in the third quarter of 1998.

Alberto-Culver. In April 1999, APS signed an agreement with Alberto-Culver to commercialize retinol and Vitamin K formulations in the U.S. and Canada through the mass channel. In September 1999, the agreement was expanded to incorporate APS' Microsponge-entrapped hydroquinone formulation.

R.P. Scherer. In 1999, APS began to commercialize its retinol and retinol combination formulations in unit-dose capsules through its alliance with R.P. Scherer, both in the U.S. and Europe.

Guthy-Renker. In the fourth quarter of 1999, APS made its first shipment to Guthy-Renker, the infomercial company. Under an agreement signed in 1998, Guthy-Renker will promote the "Natural Advantage" line of products incorporating the APS Microsponge technology in 2000, through infomercials and a television shopping channel ("QVC").

GOVERNMENT REGULATION
---------------------

Ethical Products
----------------

In order to clinically test, produce and sell products for human therapeutic use, mandatory procedures and safety evaluations established by the FDA and comparable agencies in foreign countries must be followed. The procedure for seeking and obtaining the required governmental clearances for a new therapeutic product includes pre-clinical animal testing to determine safety and efficacy, followed by human clinical testing, and can take many years and require substantial expenditures. In the case of third-party agreements, APS expects that the corporate client will fund the testing and the approval process with guidance from APS.
The Company intends to seek the necessary regulatory approvals for its proprietary products as they are developed.

Manufacturing
-------------

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

PATENTS AND TRADE SECRETS
-------------------------

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APS has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company has a total of 50 issued U.S. patents and an additional 165 issued foreign patents. Currently, the Company has over 34 pending patent applications worldwide.

Although the Company believes the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent already issued will be of commercial value, or that any patent applications will result in issued patents of commercial value, or that APS' technology will not be held to infringe patents held by others.

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

The most closely related systems are microcapsules and microspheres. Microcapsules are spherical particles containing an active agent in the core, surrounded by a polymeric membrane. Microspheres are spherical particles containing the active agent dispersed in a polymeric matrix.
The major distinguishing feature between Microsponge and Polytrap Systems and microcapsules, or microspheres, is that the structure of Microsponge and Polytrap Systems is highly porous, while microspheres or microcapsules are solid particles with no internal voids.

Thus, while one type of Microsponge System can be used to entrap a variety of active agents and release these at desired rates by vehicle changes, different active agents and different release profiles can only be achieved with microcapsules or microspheres by a complete change in polymer composition and fabrication methods.

HUMAN RESOURCES
---------------

As of February 29, 2000, the Company had 83 full-time employees, 6 of whom hold PhDs. There were 30 employees engaged in research and development and quality control, 31 in manufacturing and production activities and 22 working in customer service, finance, marketing, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.

Item  2.  PROPERTIES

The Company occupies 26,067 square feet of laboratory, office and warehouse space in Redwood City, California and 2,100 square feet of office space in Greenwich, Connecticut. The annual rent expense for the Redwood City facility is approximately $641,000. The net annual rent expense for the Greenwich office is approximately $36,000.

The Company occupies a production facility and warehouse in Lafayette, Louisiana, with a current annual capacity, depending upon the application, to produce 1,000,000 to 3,000,000 pounds of entrapped materials. The existing plant, with contiguous acreage, has been designed to allow significant expansion. The construction of the facility in 1986 was financed primarily by 15-year, tax-exempt industrial development bonds.
In 1990, the bonds were refinanced. In 1995, the Company extinguished the bond liability through an "insubstance defeasance" transaction by placing U.S. government securities in an irrevocable trust to fund all future interest and principal payments. In 1995 the Company sold certain assets and subsequently leased them back for a certain fixed monthly rent over a period of forty-eight months. The Company reported this transaction as a financing transaction.

The Company's existing research and development and administrative facilities are not yet being used at full capacity and management believes that such facilities are adequate and suitable for its current and anticipated needs. It is anticipated that any additional production facilities would be built on land the Company presently occupies in Lafayette, Louisiana.

Item  3.  LEGAL PROCEEDINGS

In November, 1997 Large Scale Biology Corporation ("LSB Corp.") formerly known as Biosource Technologies, Inc. filed a complaint against the Company in the San Mateo Superior Court. LSB Corp. claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with LSB Corp. for a net amount of $1,300,000, which consists of a $1,500,000 settlement of LSB Corp claims and a $200,000 settlement of the Company's cross claims. Pursuant to the agreement, the Company paid LSB Corp. $1,300,000 in cash in 1999. The settlement agreement also provided for the termination of the license and supply agreement between the parties.

In February 2000, Douglas Kligman and Albert Kligman filed a complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that the plaintiffs entered into a partnership with the Company to pursue development and sales of a product developed by the plantiffs. The complaint states various claims, dissolution of partnership, implied-in-law contract and other claims. The complaint alleges damages in excess of $75,000, but otherwise makes no specific damage claim.

The Company has denied liability and is vigorously defending the claims, basing its defense on the assertion that its rights to the product are governed by a binding license agreement that was executed in November 1995 and amended in September 1996.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Shares of the Company's common stock trade on the Nasdaq National Market, under the symbol APOS. As of February 29, 2000, there were 527 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


1999             High      Low      1998               High     Low
----------------------------------------------------------------------
First Quarter   5 5/8      4 1/8    First Quarter      9 3/8    5 15/16
Second Quarter  7 1/4      4 1/8    Second Quarter     9        5 7/8
Third Quarter   7 1/8      3 7/8    Third Quarter      7 1/4    3 7/8
Fourth Quarter  4 3/4      2 3/4    Fourth Quarter     7 1/8    4


Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31                      1999       1998      1997     1996      1995
--------------------------------------------------------------------------------
Statements of Operations Data
-----------------------------
Product revenues                 $14,624    13,637    12,442    6,138     5,803
Royalties, license fees and
  R&D fees                         5,481     6,984     3,266    1,056       451
Consumer products                     --        --        --   10,468     9,104
Milestone payments                   300        --     1,500       --       750
Cost of sales                      6,857     7,127     7,164   10,772    11,047
Research and development, net      4,267     4,382     3,740    3,506     4,139
Selling, marketing and
  advertising                      2,798     2,999     3,806    8,455     6,560
General and administrative         3,657     3,009     3,552    2,984     3,082
Loss on purchase commitment,
  including related inventory         --        --        --    1,400       600
Net income (loss)                  2,372     2,525    (1,808) (10,381)   (9,359)

Basic earnings (loss) per
  common share                      0.12      0.13     (0.10)   (0.58)    (0.57)
Diluted earnings (loss) per
  common share                      0.12      0.12     (0.10)   (0.58)    (0.57)
Weighted average common
  shares outstanding - basic      20,079    19,854    18,779   17,987    16,459
Weighted average common
  shares outstanding - diluted    20,252    20,381    19,815   19,494    16,953


Balance Sheet Data
------------------

Working capital                  $ 9,434     4,760     5,151    3,860     5,725
Total assets                      23,503    23,081    24,180   18,444    23,082
Long-term debt, excluding
  current portion                  2,409        --     3,055    5,579     6,355
Shareholders' equity              12,036     9,036     4,113        7     1,233


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS ARE ROUNDED TO NEAREST THOUSAND)

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------

                              For the Years Ended December 31,  Annual % Change
                              --------------------------------  ---------------
                                 1999      1998      1997       99/98    98/97
                                ------    ------    ------      -----    -----

Product revenues               $14,624    13,637    12,442         7%      10%
Royalties, license fees and
  R&D fees                       5,481     6,984     3,266       (22%)    114%
Milestone payments                 300        --     1,500        N/A    (100%)
                                ------    ------    ------       ----    -----
  Total revenues                20,405    20,621    17,208        (1%)     20%

Cost of sales                    6,857     7,127     7,164        (4%)     (1%)
Research and development, net    4,267     4,382     3,740        (3%)     17%
Selling and marketing            2,798     2,999     3,806        (7%)    (21%)
General and administrative       3,657     3,009     3,552        22%     (15%)


                                    1999        1998        1997
                                    ----        ----        ----
Expenses expressed as a percentage
  of total revenues excluding
  milestone payments:
Cost of sales                        34%         35%         46%
Research and development, net        21%         21%         24%
Selling and marketing                14%         15%         24%
General and administrative           18%         15%         23%

Results of Operations for the years ended December 31, 1999 and 1998
--------------------------------------------------------------------

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

These strategic alliances are intended to benefit the Company with the marketing expertise and/or financial strength of partner companies. In this respect, the Company's periodic financial results are dependent upon the degree of success of current collaborations and the Company's ability to negotiate profitable collaborative agreements in the future.

Product revenues for 1999 totaled $14,624,000, an increase of $987,000 or 7% from the prior year. This increase resulted from the launches of a variety of new cosmeceutical products incorporating the Microsponge system technology.

Royalties, license fees and R&D fees decreased by $1,503,000 or 22% from the prior year to a total of $5,481,000. Approximately 82% of the decrease is attributable to lower R&D fees. The remainder of the decrease is primarily attributable to reduced royalties from Procter and Gamble for a baby wipe product which was discontinued in 1998.

Total revenues for 1999 included milestone payments totaling $300,000 from Dermik upon acceptance for filing by the FDA of the NDA for 5-FU.

Gross profit on product revenues for 1999 was $7,767,000, an increase of $1,257,000 or 19% over the prior year. The gross profit improvement was mainly due to increased sales of higher margin proprietary cosmeceutical products.

Research and development expenses (net) decreased by $115,000 or 3% to $4,267,000 due mainly to lower clinical studies expenses.

Selling and marketing expense decreased by $201,000 or 7% from the prior year to $2,798,000 primarily as a result of reduced headcount and reduced advertising expenses.

General and administrative expenses increased by $648,000 or 22% to $3,657,000. This increase is mainly due to increased professional fees resulting from a potential proxy contest which was resolved in the second quarter of 1999 and a new director compensation plan for 1999. In addition, the prior year included a reduction in G&A expenses resulting from a beneficial settlement of the lawsuit with LSB Corp..

Interest income decreased by $46,000 or 19% from the prior year due to lower average cash balances. Interest expense decreased by $220,000 or 27% due mainly to scheduled principal repayments during the year.

Net income for 1999 was $2,372,000, a decrease of $153,000 or 6% from the prior year.

Results of Operations for the years ended December 31, 1998 and 1997
--------------------------------------------------------------------

Product revenues for 1998 totaled $13,637,000, an increase of $1,196,000 or 10% from the prior year. This increase resulted from the launches of a variety of new cosmeceutical products incorporating the Microsponge system technology.

Royalties, license fees and R&D fees increased by $3,718,000 or 114% from the prior year to a total of $6,984,000. Approximately 31% of the increase is attributable to higher R&D fees. Increased royalties accounted for approximately 20% of the increase. The remaining 49% of the increase is due to license fees from corporate partners for access to new products and termination of exclusive supply agreements that resulted in recognition of the unamortized portion of the related license fees. License fees totaled $2,555,000 in 1998, an increase of $1,830,000 or 252% from the prior year. Approximately $1,500,000 of the increase relates to license fees for terminated or renegotiated supply agreements.

Total revenues for 1997 included a milestone payment of $1,500,000 from Ortho upon receipt of marketing clearance from the FDA for Retin-A Micro in February 1997.

Gross profit on product revenues for 1998 was $6,511,000, an increase of $1,233,000 or 23% over the prior year. The gross profit improvement was mainly due to increased sales of higher margin proprietary cosmeceutical products.

Research and development expenses (net) increased by $642,000 or 17% to $4,382,000 due mainly to increased headcount, increased expenditure on new technology, and expenses resulting from the move to new facilities in the first quarter of 1998.

Selling and marketing expense decreased by $807,000 or 21% from the prior year to $2,999,000 primarily as a result of reduced headcount, reduced outside services and one-time expenses related to the relocation of a senior executive in the prior year.

General and administrative expenses decreased by $543,000 or 15% to $3,009,000. This decrease was primarily attributable to a beneficial settlement of the lawsuit from LSB Corp. and a reduction in a variety of outside services.

Interest income decreased by $124,000 or 34% from the prior year due to lower average cash balances. Interest expense decreased by $247,000 or 23% due mainly to scheduled principal repayments during the year.

Net income for 1998 was $2,525,000, an improvement of $4,333,000 over the prior year's net loss of $1,808,000.

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 1999 were $23,503,000 compared with $23,081,000 at December 31, 1998. Working capital increased to $9,434,000 from $4,760,000 for the same period and cash and cash equivalents decreased to $3,705,000 from $4,088,000. For the year ended December 31, 1999, the Company's operating activities used $647,000 of cash compared to $1,548,000 in the prior year. Cash used in operations in 1999 included a payment of $1,300,000 for the settlement of the LSB Corp. lawsuit. The Company invested approximately $4,267,000 in product research and development and $2,798,000 in selling and marketing the Company's products and technologies.

Accounts receivable, net of allowances increased to $3,580,000 at December 31, 1999 from $2,533,000 at December 31, 1998. Days sales outstanding increased to 89 days in 1999 from 68 days in 1998. The increase in days sales outstanding is mainly due to the timing of product shipments, which was heavily weighted towards the last month of the quarter. Receivables from royalties, license fees and R&D fees decreased to $1,493,000 in 1999 from $2,297,000 in 1998 due mainly to collection of R&D and license fees outstanding at December 31, 1998.

Capital expenditures for the year ended December 31, 1999 totaled $261,000 compared to $2,710,000 in the prior year. Prior year capital expenditures included plant expansion projects at the Company's manufacturing facility in Lafayette, Louisiana, leasehold improvements to the newly-leased corporate offices and research and development facility in Redwood City and replacement of non-Year 2000 compliant systems.

The Company has financed its operations, including technology and product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products; payments received under licensing agreements; and interest earned on short-term investments.

During 1999, the Company received $210,000 from the exercise of 70,000 warrants to purchase common stock which had been issued in conjunction with a 1995 debt financing arrangement.

In March 1999, the Company obtained a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt repayments made in the first quarter of 1999.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue producing activities including licensing fees, royalties and research and development fees are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

Year 2000
---------

The Company completed a comprehensive review of its internal computer systems to ensure these systems were adequate to address the issues expected to arise in connection with the Year 2000. The Company has not experienced any business disruptions as a result of year 2000 issues nor incurred material expenditures. The Company will continue to monitor its internal operating systems as well as third parties with whom the Company does business, to identify and address any potential risk situations related to year 2000. However, there can be no assurances that the Company will not be adversely affected by these suppliers and service providers in the future and that these expenditures will not be material.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that adoption of this Statement will not have a material effect on the financial position or results of operations of the Company. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company anticipates that adoption of this statement will not have a material effect on the consolidated financial statements.

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
---------------------------

                                                December 31,
                                         -------------------------
                                            1999           1998
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  3,705,194      4,088,173
 Accounts receivable less allowance
  for doubtful accounts of $27,301 and
  $96,284 at December 31, 1999 and 1998,
  respectively                             3,580,026      2,532,527
 Receivables for royalties, license fees
  and R&D fees                             1,492,634      2,296,852
 Accrued interest receivable                     520          3,801
 Inventory                                 4,584,997      2,959,443
 Advances to officers and employees           84,632        338,947
 Prepaid expenses and other                  378,449        592,599
                                          ----------     ----------
  Total current assets                    13,826,452     12,812,342

Property and equipment, net                8,031,076      8,643,856
Deferred loan costs, net                      39,853         90,428
Goodwill and other intangibles, net of
 accumulated amortization of $1,488,936
 and $1,286,873 at December 31, 1999
 and 1998, respectively                    1,259,020      1,351,813
Other long-term assets                       346,397        182,892
                                          ----------     ----------
Total Assets                            $ 23,502,798     23,081,331
                                          ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                       $  1,029,534      1,347,737
 Accrued expenses                          1,263,186      1,057,287
 Income taxes payable                         13,480             --
 Accrued settlement liability                     --      1,300,000
 Current portion - long-term debt            891,111      3,055,460
 Deferred revenue                          1,195,396      1,291,540
                                          ----------     ----------
    Total current liabilities              4,392,707      8,052,024

Deferred revenue - long-term               4,665,390      5,993,245
Long-term debt                             2,408,933             --
                                          ----------     ----------
Total Liabilities                         11,467,030     14,045,269

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, authorized 2,500,000
  shares; none issued or outstanding at
  December 31, 1999 and 1998                      --             --
 Common stock, $.01 par value,
  authorized 50,000,000 shares; issued
  and outstanding 20,119,042 and
  19,993,311 at December 31, 1999 and
  1998, respectively                         201,190        199,933
 Warrants, issued and outstanding:
  40,000 at December 31, 1999 and
  196,538 at December 31, 1998                73,400        497,192
 Deferred compensation                      (299,578)      (499,294)
 Additional paid-in capital               85,555,940     84,705,802
 Accumulated deficit                     (73,495,184)   (75,867,571)
                                          ----------     ----------
Total Shareholders' Equity                12,035,768      9,036,062
                                          ----------     ----------
Total Liabilities and Shareholders'
 Equity                                 $ 23,502,798     23,081,331
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
-------------------------------------

                                         For the Years Ended December 31,
                                         --------------------------------
                                          1999          1998          1997
                                          ----          ----          ----
Revenues
 Product revenues                    $14,624,110    13,637,093    12,441,484
 Royalties, license fees and R&D
  fees                                 5,480,926     6,983,702     3,266,095
 Milestone payments                      300,000            --     1,500,000
                                      ----------    ----------    ----------
   Total revenues                     20,405,036    20,620,795    17,207,579

Expenses
 Cost of sales                         6,857,004     7,126,573     7,164,120
 Research and development, net         4,266,553     4,381,913     3,740,337
 Selling and marketing                 2,798,434     2,999,424     3,806,030
 General and administrative            3,656,858     3,009,488     3,551,977
                                      ----------    ----------    ----------
    Operating income (loss)            2,826,187     3,103,397    (1,054,885)
                                      ----------    ----------    ----------

Interest expense                        (585,313)     (805,364)   (1,052,715)
Interest income                          200,650       246,260       370,478
Other expense, net                        (4,157)      (19,252)      (71,119)
                                       ---------     ---------    ----------

Income (loss) before income taxes      2,437,367     2,525,041    (1,808,241)
Income tax expense                        64,980            --            --
                                      ----------    ----------    ----------

Net income (loss)                    $ 2,372,387     2,525,041    (1,808,241)
                                      ==========    ==========    ==========

Basic earnings (loss) per common
  Share                              $      0.12          0.13         (0.10)
                                      ==========    ==========    ==========
Diluted earnings (loss) per
  common share                       $      0.12          0.12         (0.10)
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - basic                 20,078,912    19,854,103    18,778,921
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - diluted               20,252,381    20,380,832    19,814,833
                                      ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

</TABLE


Consolidated Statements of Shareholders' Equity
-----------------------------------------------

For the Years Ended December 31, 1999, 1998 and 1997

                                                   Common Stock       Additional
                              Common Stock           Warrants           Paid-In    Deferred   Accumulated Shareholders'
                           Shares     Amount    Shares      Amount      Capital  Compensation   Deficit       Equity
                        -----------  --------  ---------  ----------  ----------- ---------- ------------  -----------
Balance December 31,
 1996                   18,359,744   $183,597  1,431,974  $2,457,692  $73,950,092 $      --  $(76,584,371) $     7,010

Options exercised          165,374      1,654         --          --      777,452        --            --      779,106
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       96,757        --            --       96,757
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       14,545        145         --          --       87,125        --            --       87,270
Warrants exercised         925,158      9,252   (925,158) (1,474,500)   6,416,128        --            --    4,950,880
Net loss                        --         --         --          --           --        --    (1,808,241)  (1,808,241)
                        ----------    -------  ---------   ---------   ----------  --------    ----------   ----------
Balance, December 31,
 1997                   19,464,821   $194,648    506,816  $  983,192  $81,327,554 $      --  $(78,392,612) $ 4,112,782
                        ----------    -------  ---------   ---------   ----------  --------    ----------   ----------
Options exercised           79,598        796         --          --      413,072        --            --      413,868
Fair value of stock
 options issued to
 non-employees                  --         --         --          --       42,200        --            --       42,200
Restricted stock
 awards                    100,000      1,000         --          --      599,151  (599,151)           --        1,000
Amortization of restricted
 stock                          --         --         --          --           --    99,857            --       99,857
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       38,614        386         --          --      190,249        --            --      190,635
Warrants exercised         310,278      3,103   (310,278)   (486,000)   2,133,576        --            --    1,650,679
Net income                      --         --         --          --           --        --     2,525,041    2,525,041
                        ----------    -------  ---------   ---------   ----------  --------   -----------   ----------
Balance, December 31,
 1998                   19,993,311   $199,933    196,538  $  497,192  $84,705,802 $(499,294) $(75,867,571) $ 9,036,062
Options exercised            3,719         37         --          --       19,489        --            --       19,526
Fair value of stock
 issued to
 non-employees               8,506         85         --          --       37,415        --            --       37,500
Amortization of restricted
 stock                          --         --         --          --           --   199,716            --      199,716
Common stock issued to
 employees under the
 Employee Stock Purchase
 Plan                       43,506        435         --          --      160,142        --            --      160,577
Warrants exercised          70,000        700    (70,000)   (128,450)     337,750        --            --      210,000
Warrants expired                --         --    (86,538)   (295,342)     295,342        --            --           --
Net income                      --         --         --          --           --        --     2,372,387    2,372,387
                        ----------    -------  ---------   ---------   ----------  --------   -----------   ----------
Balance, December 31,
 1999                   20,119,042   $201,190     40,000  $   73,400  $85,555,940 $(299,578) $(73,495,184) $12,035,768
                        ==========    =======  =========   =========   ==========  ========   ===========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Years Ended December 31,
                                                  --------------------------------------
                                                      1999         1998         1997
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net income (loss)                               $ 2,372,387     2,525,041   (1,808,241)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                  1,075,989     1,104,337      980,933
    Amortization of deferred revenue              (1,713,999)   (1,810,530)    (883,051)
    Allowance for doubtful accounts                    7,891        38,830       22,967
    Stock compensation awards to non-employees        37,500        42,200       96,757
    Restricted stock awards                          199,716       100,857           --
    Amortization of deferred loan costs               50,575       263,265      263,265
    Changes in operating assets and liabilities:
    Accounts receivable                           (1,055,390)     (283,060)  (1,286,817)
    Receivables for royalties, license fees and
      R&D fees                                       804,218    (1,196,484)    (458,667)
    Accrued interest receivable                        3,281         9,805       (9,643)
    Inventory                                     (1,625,554)     (320,314)    (554,056)
    Advances to officers and employees               254,315      (242,241)      (3,727)
    Prepaid expenses and other                       214,150      (161,760)    (199,753)
    Other long-term assets                          (163,505)       71,288     (194,577)
    Accounts payable                                 205,899      (288,452)    (721,463)
    Accrued expenses                                (318,203)   (1,775,012)   1,375,787
    Income taxes payable                              13,480            --           --
    Accrued settlement liability                  (1,300,000)     (500,000)          --
    Deferred revenue                                 290,000       875,000    3,350,000
                                                   ---------     ---------   ----------
Net cash used in operating activities               (647,250)   (1,547,230)     (30,286)
                                                   ---------     ---------   ----------

Cash flows from investing activities:
 Purchases of property and equipment                (261,146)   (2,709,747)  (2,799,683)
 Purchases of intangible assets                     (109,270)      (58,664)    (400,000)
 Proceeds from sale of equipment and
   assets held for sale                                   --            --    2,181,004
                                                   ---------     ---------   ----------
Net cash used in investing activities               (370,416)   (2,768,411)  (1,018,679)
                                                   ---------     ---------   ----------

Cash flows from financing activities:
  Repayment of long-term debt                     (3,755,416)   (2,523,389)  (1,490,779)
  Proceeds from long-term debt and warrants
    issued                                         4,000,000            --           --
  Proceeds from the exercise of common
    stock options and warrants                       229,526     2,064,547    5,729,986
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                 160,577       190,635       87,270
                                                   ---------     ---------   ----------
Net cash provided by (used in) financing
  activities                                         634,687      (268,207)   4,326,477
                                                   ---------     ---------   ----------

Net (decrease) increase in cash and cash
  equivalents                                       (382,979)   (4,583,848)   3,277,512
Cash and cash equivalents at the beginning
  of the year                                      4,088,173     8,672,021    5,394,509
                                                   ---------     ---------   ----------
Cash and cash equivalents at the end of
  the year                                       $ 3,705,194     4,088,173    8,672,021
                                                   =========     =========    =========
Cash paid in interest                            $   478,375       559,664      790,379
                                                   =========     =========    =========
Cash paid in taxes                               $    51,500        39,621       12,456
                                                   =========     =========    =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------

Note 1   Business

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems that allow for the controlled release of active ingredients which have benefits in the ethical dermatology, cosmetic and personal care areas. Certain projects are conducted under development and licensing arrangements with large companies, others are part of joint ventures in which APS is a major participant, and a number of projects are exclusive to APS. New products and technologies under development include bioerodible polymers for oral or implantable drug delivery.

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

Cash Equivalents and Marketable Securities
------------------------------------------

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, the Company considers all short-term investments that have original maturities of less than three months to be cash equivalents. Short-term investments consist primarily of commercial paper, master notes and repurchase agreements. All investments were classified as cash equivalents in the accompanying financial statements since there were no investments with original maturities longer than three months. The Company has classified its investments in certain debt and equity securities as "available-for-sale" (Note 5).

Financial Instruments
---------------------

The Company's investments are recorded at fair value with unrealized holding gains and losses reported as a separate component of shareholders' equity. The carrying amounts reported in the balance sheets for accrued liabilites and short-term and long-term debt approximate fair values due to the short-term maturities.

Inventory
---------

Inventory is stated at the lower of cost or market value, utilizing the average cost method (Note 6).

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: equipment and machinery, 5 to 10 years; furniture and fixtures, 5 years; buildings, 19 years; and leasehold improvements, over the shorter of the respective lease terms or the respective useful lives of the leasehold improvements(Note 7).

Deferred Loan Costs
-------------------

Deferred loan costs relate to costs incurred in obtaining certain loans. These costs are being amortized over the life of the loans using the interest method (Note 8).

Long-Lived Assets, Including Goodwill and Other Intangibles
-----------------------------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable. Recoverability of assets to be held and used is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. If such assets are considered to be impaired, the amount of impairment to be recognized is measured based on the projected discounted cash flows using an appropriate discount rate.

In 1999, APS paid $100,000 for rights relating to the topical application of Vitamin K. The rights are being amortized on a straight-line basis over the estimated life of the product.

In 1997, APS acquired all the rights to Exact(R) acne medication from Johnson & Johnson Consumer Products, Inc. for $350,000. Effective January 1, 1997, APS licensed Exact and other consumer products to Lander Company. The rights are being amortized on a straight-line basis over the length of the licensing agreement with Lander.

In 1996, APS acquired all patents and rights to the Polytrap technology from Dow Corning Corporation for $1,200,000. These intangible assets are being amortized on a straight-line basis over a period of approximately 10 years, which is the remaining life of the main patent acquired.

In 1992, APS acquired for 157,894 shares of its common stock, the outstanding 25% interest in ACP, APS' over-the-counter consumer products subsidiary. The acquisition was accounted for as a purchase. Excess of cost over net assets acquired arising from the purchase was amortized over five years on a straight-line basis.

Amortization of intangible assets totalled $202,063, $184,392 and $188,259, in 1999, 1998 and 1997, respectively.

Stock-Based Compensation
------------------------

The Company follows the provisions of SFAS No. 123 "Accounting for Stock Based Compensation" and has elected to account for stock-based compensation related to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan (Note 10).

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

The Company has several licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APS to earn future revenue through product sales and/or, in some cases, royalty payments. The license fees are non-refundable even if the agreements are terminated before their term or APS fails to supply product to the licensee. These amounts are reported as deferred revenues and amortized over the estimated life of the product to which they relate. Amortization of license fees are classified as Royalties, License Fees and R&D Fees in the accompanying consolidated statements of operations.

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by the Company's licensees based on information received by the Company from its licensees.

A milestone payment is a payment made by a third party or corporate partner to the Company upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and the Company has completed all milestone related services such that the milestone payment is currently due and is non-refundable. In 1997, the Company earned a milestone payment with the receipt of marketing clearance from the FDA for Retin-A(R) Micro(TM) (Note 15). In 1999, the Company earned milestone payments from Dermik upon the acceptance for filing by the FDA of the New Drug Application ("NDA") for 5-Fluorouracil.

Deferred Revenue
----------------

Non-refundable license fees received by the Company are reported as deferred revenues and amortized over the estimated life of the product to which they relate.

Prepaid royalties paid to APS by Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are also reported as deferred revenue (Note 15). In accordance with the licensing agreement, 25% of the royalties earned by APS are applied against the deferred revenues after certain annual minimum royalty payments are met.

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs are expensed as incurred.

Earnings (Loss) Per Share
-------------------------

The Company has adopted and retroactively applied the provisions of SFAS No. 128 "Earnings per Share" for all periods presented. SFAS No. 128 requires the Company to report both basic earnings per share, which is computed by dividing net income by the weighted-average number of common shares outstanding, and diluted earnings per share, which is computed by dividing net income by the total of weighted-average number of common shares outstanding and dilutive potential common shares outstanding (Note 11).

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable and receivables from royalties, license fees and R&D fees. Approximately 57% and 65% of the recorded trade receivables and receivables from royalties, license fees and R&D fees were concentrated with four and five customers in the pharmaceutical, cosmetic and personal care industries as of December 31, 1999 and 1998, respectively. Approximately 51% and 51% of the recorded net sales were concentrated with seven and six customers for the years ended December 31, 1999 and December 31, 1998, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 1999.

Note 3   Related Party Transactions

The Company has entered into agreements with Large Scale Biology
Corp.("LSB Corp.") formerly known as Biosource Technologies, Inc. of which Toby Rosenblatt, a member of the Company's Board of Directors, is a stockholder and a former director. All agreements between APS and LSB Corp. have been considered and approved by a vote of the disinterested directors (Note 4).


As of December 31, 1998, the Company had an outstanding secured loan receivable of $253,000 from an officer of the Company with an interest rate of approximately 10%, the maximum allowed under California law. The loan was secured by the shares of Company stock owned by the officer and was approved by the Compensation Committee of the Company's Board of Directors. Repayment of the loan and related interest was received in 1999.

Note 4   Legal Proceeding

In November, 1997 LSB Corp. filed a complaint against the Company in the San Mateo Superior Court. LSB Corp. claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin.

In December 1998, the Company reached a settlement agreement with LSB Corp. for a net amount of $1,300,000, which consisted of a $1,500,000 settlement of LSB Corp. claims and a $200,000 settlement of the Company's cross claims. The Company's consolidated financial statemements for the period ended December 31, 1998 included a favorable decrease in accrued settlement liability of $500,000 resulting from the settlement agreement. The settlement liability was paid to LSB Corp. in cash in 1999.

In February 2000, Douglas Kligman and Albert Kligman filed a complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that the plaintiffs entered into a partnership with the Company to pursue development and sales of a product developed by the plantiffs. The complaint states various claims, dissolution of partnership, implied-in-law contract and other claims. The complaint alleges damages in excess of $75,000, but otherwise makes no specific damage claim.

The Company has denied liability and is vigorously defending the claims, basing its defense on the assertion that its rights to the product are governed by a binding license agreement that was executed in November 1995 and amended in September 1996.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements.

Note 5   Cash Equivalents

All investments in debt securities have been classified as cash equivalents in the accompanying balance sheets as they had original maturities of 90 days or less.

At December 31, 1999 and 1998, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                 December 31, 1999
                          --------------------------------
                                                Estimated
                            Cost              Marked Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $2,518,000           2,518,000
Other debt securities        102,660             102,660
                           ---------           ---------
Totals                    $2,620,660           2,620,660
                           =========           =========


                                 December 31, 1998
                          --------------------------------
                                                Estimated
                            Cost              Market Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $1,984,204           1,984,204
Other debt securities        152,119             152,119
                           ---------           ---------
Totals                    $2,136,323           2,136,323
                           =========           =========

Note 6  Inventory

The major components of inventory are as follows:

                                           December 31,
                                 ---------------------------
                                      1999            1998
                                      ----            ----
Raw materials and work-in-process $  675,106         743,383
Finished goods                     3,909,891       2,216,060
                                   ---------       ---------
Total inventory                   $4,584,997       2,959,443
                                   =========       =========

Note 7   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                 ---------------------------
                                     1999           1998
                                  ----------     ----------
Building                        $  1,831,392      1,831,392
Land and improvements                163,519        163,519
Leasehold improvements             1,380,779      1,423,584
Furniture and equipment           14,765,451     14,504,305
                                 -----------     ----------
Total property and equipment      18,141,141     17,922,800
Accumulated depreciation
 and amortization                (10,110,065)    (9,278,944)
                                  ----------     ----------
Property and equipment, net     $  8,031,076      8,643,856
                                 ===========     ==========

Depreciation expense amounted to $873,928, $837,064 and $709,802 for the years ended December 31, 1999, 1998, and 1997, respectively.

Note 8   Long-Term Debt

Long-term debt consists of the following:

                                                     December 31,
                                                --------------------
                                                  1999        1998
                                                  ----        ----
Term loan, principal and interest due in equal
 monthly installments commencing March 1999
 through February 2003, secured by certain
 real and personal property and a portion of
 the Company's accounts receivable              3,300,044         --

Bank loan, interest payable monthly, principal
 due in non-equal installments commencing
 December 1, 1996 through March 1, 1999,
 secured by the assets and operating cash
 flow of a subsidiary of the Company and
 guaranteed by the Company                     $       --  1,550,000

Term loan, subordinated to bank loan, interest
 payable quarterly, principal due in non-equal
 installments commencing December 1, 1996
 through March 1, 1999, secured by the assets
 and operating cash flows of a subsidiary of
 the Company and guaranteed by the Company             --    852,500

Term loan, principal and interest due in equal
 monthly installments commencing October 1996
 through December 1999, secured by certain
 real and personal property                            --    652,960
                                                ---------  ---------
Total                                           3,300,044  3,055,460
Less current portion                              891,111  3,055,460
                                                ---------  ---------
Long-term debt                                 $2,408,933         --
                                                =========  =========


In March 1999, the Company obtained a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments are due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt payments made in the first quarter of 1999.

In 1995, the Company received an aggregate amount of $8,122,334 from three financing arrangements.

The first financing arrangement was a $3,000,000 bank loan with an interest rate equal to two percentage points above the Prime Rate. The loan was secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. Final scheduled payment of principal was made during the first quarter of 1999.

The second financing arrangement was a $1,650,000 term loan with a syndicate of lenders and a fixed interest rate of 14%. The loan was also secured by the assets and operating cash flows of a subsidiary of the Company and guaranteed by the Company. Final scheduled payment of principal was made during the first quarter of 1999.

In the third quarter of 1995, the Company consummated a transaction whereby certain assets were sold to a third party and subsequently leased back for a fixed rental stream over a period of forty-eight months. The Company has the option either to purchase all the properties at the expiration of the term of the lease or extend the term of the lease. The Company reported this transaction as a financing transaction since the requirements for consummation of a sale were not met. A deposit of $188,000 with the lender was offset against the loan balance as of December 31, 1998. This transaction has been reflected in the table above as a term loan. As of December 31, 1999, the term loan was fully repaid.

In conjunction with the debt financing agreements, APS issued a total of 197,500 warrants with an original exercise price of $7.00 per share of common stock. In 1996, 87,500 of the warrants were exercised. In accordance with the original terms of the warrant agreements, the exercise price on 110,000 of the warrants outstanding at December 31, 1997 was reduced to $3.00 per share on December 31, 1997 as a result of the Company reporting a net loss for the 1997 fiscal year. During 1999, 70,000 of these warrants were exercised. The remaining 40,000 warrants expire on March 27, 2000.

All costs incurred in obtaining the financing arrangements have been capitalized as deferred loan costs, and are being amortized over the life of the loans using the interest method. Interest paid in 1999, 1998 and 1997 totalled $478,375, $559,664 and $790,379, respectively.

Note 9   Commitments

Lease Commitments: Total rental expense for property and equipment was $1,173,193, $1,019,534 and $770,187 for 1999, 1998 and 1997, respectively.

The Company's future minimum lease payments under noncancellable operating leases for facilities as of December 31, 1999, are as follows:

              Years Ending                     Minimum
              December 31,                     Payments
              ------------                    -----------
                  2000                         $1,337,829
                  2001                            748,055
                  2002                            737,383
                  2003                            675,135
                  2004                            573,474
                  Thereafter                           --
                                               ----------
                                               $4,071,876
                                               ==========

Note 10   Shareholders' Equity

Private Placements and Common Stock Warrants: During 1997, 925,158 warrants issued in connection with a 1994 private placement were exercised. In March 1998, the remaining 310,278 warrants from the 1994 private placement were exercised.

In conjunction with certain debt financing agreements made in 1995 (Note
8), APS issued a total of 197,500 warrants with an original exercise price of $7.00 per share of common stock. In 1996, 87,500 of the warrants were exercised. In accordance with the warrant agreements, the exercise price on 110,000 of the warrants outstanding at December 31, 1997 was reduced to $3.00 on December 31, 1997 as a result of the Company reporting a net loss for the 1997 fiscal year. During 1999, 70,000 of these warrants were exercised. The remaining 40,000 warrants expire on March 27, 2000.

In May 1999, 86,538 warrants issued in connection with a 1996 private placement expired.

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

In 1997, the stockholders approved the Company's 1997 Employee Stock Purchase Plan (the "Plan"). Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 400,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for the Company's common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November provided that the first enrollment date was April 30, 1997. Approximately 53 percent of eligible employees participated in the Plan in 1999. Under the Plan, the Company issued 43,506 shares in 1999, 38,614 shares in 1998 and 14,545 shares in 1997.
The weighted average fair value of purchase rights granted during 1999, 1998 and 1997 were $3.05, $1.65 and $2.77, respectively. The weighted average exercise price of the purchase rights exercised during 1999, 1998 and 1997 were $3.69, $3.83 and $6.00, respectively. As of December 31, 1999, the Company had 303,335 shares reserved for issuance under the stock purchase plan.

The Company has various stock option plans for employees, officers, directors and consultants. The options are granted at fair market value and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted under the 1992 Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

The following table summarizes option activity for 1999, 1998 and 1997:

     1999                 1998                 1997
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       3,567,183   $6.32   2,947,755   $6.63    2,901,440   $6.46
Granted                          125,047    5.69     777,000    5.18      313,500    7.50
Exercised                         (3,719)   5.25     (79,598)   5.20     (165,374)   4.71
Expired or Cancelled             (28,463)   6.81     (77,974)   7.83     (101,811)   8.36
                               ---------           ---------            ---------
Outstanding at end of year     3,660,048    6.30   3,567,183    6.32    2,947,755    6.63
                               =========           =========            =========
Options exercisable at
   year-end                    3,013,164    6.46   2,698,960    6.44    2,259,683    6.60
Shares available for future
 grant at year end               196,185             293,269              358,295
Weighted-average fair
 value of options granted
 during the year                           $3.00               $2.45                $4.25



The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted     Weighted                Weighted
                            Average      Average                 Average
Range of        Number     Remaining   Remaining    Number      Remaining
Exercise      Outstanding  Contractual  Exercise  Exercisable    Exercise
Prices         12/31/99      Life        Price    at 12/31/99     Price
-----------   -----------  ----------- ---------  -----------   ---------
$3.44-$5.25    1,198,136     5.8 years  $  4.55      928,969    $  4.65
$5.38-$6.13      917,620     5.3           5.58      725,745       5.51
$6.25-$8.13    1,057,292     6.3           7.14      871,450       7.11
$9.25-$15.00     487,000     3.0          10.12      487,000      10.12
               ---------                           ---------
$3.44-$15.00   3,660,048     5.4        $  6.30    3,013,164    $  6.46
               =========                           =========


The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various fixed stock option plans and stock purchase plan. The compensation cost that has been charged against income for the stock options issued to non-employees and restricted stock awards to employees was $199,716, $142,057 and $96,800 for 1999, 1998 and 1997, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method provisions of SFAS No. 123, the Company's net income
(loss) and income (loss) per common share would have changed to the pro-forma amounts indicated below:

                                 1999            1998           1997
                             -----------    -----------    ---------
Net income (loss)
  - as reported              $ 2,372,387     2,525,041    (1,808,241)
Net income (loss)
  - pro-forma                  1,073,712       795,086    (3,135,399)
Basic earnings (loss) per
  common share                      0.12          0.13         (0.10)
Diluted earnings (loss) per
  common share                      0.12          0.12         (0.10)
Basic earnings (loss) per
  common share - pro-forma          0.05          0.04         (0.17)
Diluted earnings (loss) per
  common share - pro-forma          0.05          0.04         (0.17)

For stock options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of zero for all years; expected volatility of 52 percent, 48 percent and 60 percent; risk-free interest rates of 6.6 percent, 4.7 percent and 5.7 percent; and expected life of five years for all the stock option plans.

For the stock purchase plan, the fair value of each award is also estimated using the Black-Scholes option pricing model. For purchase rights granted in 1999, the multiple option approach with the following assumptions were used for expected terms of six, twelve, eighteen and twenty-four months: risk-free interest rate of 4.6 percent; volatility of 55 percent; and dividend yield of zero. The purchase rights granted in 1998 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months, respectively: risk-free interest rate of 5.1 percent; volatility of 54 percent; and dividend yield of zero. The purchase rights granted in 1997 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months, respectively: risk-free interest rates of 5.7 percent, 5.8 percent, 6.0 percent and 6.0 percent; volatility of 40 percent for all four terms; and dividend yield of zero for all terms.

The amounts disclosed above under the fair value method of SFAS No. 123 include compensation costs and fair values for options and purchase rights granted since January 1, 1995 and may not be representative of the effects in future years.

Note 11   Earnings Per Share

In the fourth quarter of 1997, the Company adopted and retroactively applied the requirements of SFAS No. 128, "Earnings Per Share", to all periods presented. The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

                                  1999            1998            1997
                                  ----            ----            ----
Net income (loss) (numerator)     $ 2,372,387      2,525,041      (1,808,241)
                                   ==========     ==========      ==========

Shares calculation (denominator):
Weighted average shares
  outstanding - basic              20,078,912     19,854,103      18,778,921
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                 125,762        381,518         634,655
 Warrants                              47,707        145,211         401,257
                                   ----------     ----------      ----------
Weighted average shares
 outstanding - diluted             20,252,381     20,380,832      19,814,833
                                   ==========     ==========      ==========
Earnings (loss) per share -
 basic                                   0.12           0.13           (0.10)
                                   ==========     ==========      ==========

Earnings (loss) per share -
 diluted                                 0.12           0.12           (0.10)
                                   ==========     ==========      ==========

The following options with expiration dates ranging from December 18, 2001 to June 6, 2009 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:

                                1999              1998              1997
                                ----              ----              ----
Number outstanding              2,816,970         1,362,432         757,417
Range of exercise prices   $5.00 - $15.00    $6.81 - $15.00  $7.88 - $15.00

Note 12   Comprehensive Income

During the first quarter of 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 31, 1999, 1998 and 1997, comprehensive income (loss) was the same as net income (loss).

Note 13   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees. In the past three calendar years, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,800, $4,800 and $4,750 for the 1999, 1998 and 1997 calendar years, respectively. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 1999, 1998 and 1997, the Company contributed to the plan approximately $122,000, $124,000 and $110,000, respectively. No discretionary contributions have been made to the plan since its inception.

Note 14   Income Taxes

A reconciliation of the federal statutory rate of 34% to the Company's effective tax rate is as follows:

                                                 December 31
                                           ------------------------
                                           1999      1998     1997
                                           ----      ----     ----
U.S. federal statutory rate (benefit)     34.00%    34.00%   (34.00)%
State taxes, net of federal income
 tax benefit                               1.02        --        --
Net losses without benefits                  --        --     31.40
Alternative minimum tax                    1.12        --        --
Utilization of temporary differences
 for which no benefit was previously
 recognized                              (35.04)   (34.76)       --
Nondeductible expenses                     1.57      0.76      2.60
                                          -----     -----     -----
Total tax expense (benefit)               2.67%        --        --
                                          =====     =====     =====

At December 31, 1999, the Company had net federal operating loss carryforwards of approximately $72,300,000 for income tax reporting purposes and California operating loss carryforwards of approximately $2,500,000. The federal net operating losses expire beginning in 2000 through the year 2018. The California net operating loss carryforwards expire beginning in 2000 through the year 2002. A California net operating loss carryforward from 1994 in the approximate amount of $249,000 expired on December 31, 1999. The Company also has federal alternative minimum tax credit carryforwards of approximately $27,000, which can be carried forward indefinitely.

The Company also has investment tax credits and research and experimental tax credits aggregating approximately $1,681,000 and $1,016,000 for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2000 through the year 2018. The California credits carry over indefinitely until utilized.

In addition, there are California credit carryforwards for qualified manufacturing and research and development equipment of approximately $22,000; these credits expire beginning in 2004 through the year 2009.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are presented below:

                                        1999         1998
                                    ------------  -----------
Deferred tax assets:
 Deferred research expenditures    $   441,000      1,544,000
 Accruals and reserves not
  currently deductible for tax
  purposes                             253,000        977,000
 State taxes                            13,000             --
 Net operating loss carryforwards   24,728,000     25,260,000
 Credit carryforwards                2,745,000      2,621,000
 Other                                 307,000        286,000
                                    ----------     ----------
Gross deferred tax assets           28,487,000     30,688,000
 Less valuation allowance          (26,615,000)   (29,927,000)
                                    ----------     ----------
Total deferred tax assets            1,872,000        761,000
                                    ----------     ----------
Deferred tax liabilities:
 Property and equipment             (1,872,000)      (761,000)
                                    ----------     ----------
Total deferred tax liabilities      (1,872,000)      (761,000)
                                    ----------     ----------
 Net deferred taxes                $        --             --
                                    ==========     ==========

The net change in the valuation allowance for the year ended December 31, 1999 was a decrease of approximately $3,312,000. The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of approximately $1,595,000 and an increase of approximately $340,000, respectively. Management believes that sufficient uncertainty exists regarding the realizability of its deferred asset and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 1999 include approximately $2,927,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

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

J&J made a second equity investment in the Company in May 1994. Under this agreement, J&J purchased 1,000,000 shares of newly issued common stock in consideration for $5,000,000. In January 1996, APS issued J&J 432,101 shares of common stock as a result of the APS stock price not achieving certain predetermined levels. The 200,000 warrants issued in 1994 to J&J in conjunction with this equity investment expired in 1996. As of December 31, 1999, J&J owned approximately 7% of the APS common shares outstanding.

In February 1995, APS received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenues. In February 1997, upon receipt of approval from the FDA to market Retin-A(R) Micro (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho of which one half was a milestone payment which was recognized as revenue in 1997 and half was prepaid royalties which were recorded as deferred revenues. APS earns a mark-up on Microsponge Systems supplied to Ortho and Ortho pays APS a royalty on product sales, subject to certain minimums. Should these minimums not be achieved, Ortho would lose its exclusivity and APS would regain marketing rights to the retinoid products. APS has the ability to earn an additional $4,750,000 in fees if certain research milestones are achieved.

Independent Auditors' Report


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         /s/KPMG LLP

San Francisco, California
February 18, 2000


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APS incorporates by reference the information set forth under the captions "Nomination and Election of Directors" and "Executive Compensation" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on June 14, 2000.


EXECUTIVE OFFICERS

  NAME                   AGE  POSITION WITH COMPANY
-----------------------  ---  ---------------------
Michael O'Connell         50  Executive Vice President,
                              Chief Financial and
                              Administrative Officer of
                              Company, President of
                              Pharmaceutical Sciences
Les Riley                 55  Senior Vice President;
                              President of Dermatology
                              and Skin Care
Subhash Saxena, Ph.D      53  Senior Vice President,
                              Research and Development/
                              Regulatory Affairs

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

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ John J. Meakem, Jr.     Chairman, President,
-------------------------   Chief Executive Officer           March 29, 2000
John J. Meakem, Jr.                                           --------------


/S/ Michael O'Connell       Executive Vice President,
-------------------------   Chief Administrative Officer and
Michael O'Connell           Chief Financial Officer           March 29, 2000
                                                              --------------


/S/ Stephen Drury           Director                          March 29, 2000
-------------------------                                     --------------


/S/ Carl Ehmann             Director                          March 29, 2000
-------------------------                                     --------------
Carl Ehmann


/S/ Jorge Heller            Director                          March 29, 2000
-------------------------                                     --------------
Jorge Heller


/S/ Peter Riepenhausen      Director                          March 29, 2000
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 29, 2000
-------------------------                                     --------------
Toby Rosenblatt


/S/ Richard Spizzirri       Director                          March 29, 2000
-------------------------                                     --------------


/S/ Gregory H. Turnbull     Director                          March 29, 2000
-------------------------                                     --------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                          March 29, 2000
-------------------------                                     --------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                          March 29, 2000
-------------------------                                     --------------
Dennis Winger


Schedule II

Valuation Accounts

                                            Additions
                                  Beginning  Charged to             Ending
                             Balance    Expense   Deductions  Balance
---------------------------------------------------------------------------
December 31, 1997
Accounts receivable, allowance
  for doubtful accounts              47,527    22,967     13,040    57,454

December 31, 1998
Accounts receivable, allowance
  for doubtful accounts              57,454    38,830         --    96,284

December 31, 1999
Accounts receivable, allowance
  for doubtful accounts              96,284     7,891     76,874    27,301


CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151 and
333-60585) on Forms S-8 of Advanced Polymer Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-67936, 33-82562, 33-
88972, 333-00759, 333-042527 and 333-69815) on Forms S-3 of Advanced
Polymer Systems, Inc. of our report dated February 18, 2000, relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which report appears in the December 31, 1999 annual report on Form 10-K of Advanced Polymer Systems, Inc.





                                   /s/KPMG LLP

San Francisco, California
March 23, 2000

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