Form 10-K/A
period 1999-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 2000-04-28
CIK 818033

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
                                                    Yes [X]  No [  ]
                                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                     [X]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of April 20, 2000, was $67,821,121. (1)

As of April 20, 2000, 20,162,937 shares of registrant's Common Stock, $.01 par value, were outstanding.


-----------------------------------------------------------------------
(1)Excludes 4,876,026 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at April 20, 2000. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          Signatures

Part III

Item 10.  Directors and Executive Officers of the Registrant


DIRECTORS

                                                               DIRECTOR
NAME                         AGE  POSITION WITH COMPANY         SINCE
-----------------------      ---  ---------------------        --------
John J. Meakem, Jr.           63  Chairman, President and CEO    1991
Stephen A. Drury (1)          63  Director                       1999
Carl Ehmann, M.D. (3)         57  Director                       1994
Jorge Heller, Ph.D. (3)       72  Director                       1991
Peter Riepenhausen (2)(4)     63  Director                       1991
Toby Rosenblatt (1)(2)(4)     61  Director                       1983
Richard D. Spizzirri (4)      66  Director                       1999
Gregory H. Turnbull (1)       61  Director                       1986
C. Anthony Wainwright (2)(4)  66  Director                       1996
Dennis Winger (1)(4)          52  Director                       1993

----------------
(1) Member of the Finance and Audit Committee of the Board.
(2) Member of the Compensation and Stock Option Committee of the
    Board.
(3) Member of the Science Oversight Committee of the Board.
(4) Member of the Strategic Alternatives Committee


EXECUTIVE OFFICERS

  NAME                   AGE  POSITION WITH COMPANY
-----------------------  ---  ---------------------
Michael O'Connell         50  Executive Vice President,
                              Chief Financial and
                              Administrative Officer of
                              Company, President of
                              Pharmaceutical Sciences
Les Riley                 55  Senior Vice President;
                              President of Dermatology
                              and Skin Care
Subhash J. Saxena, Ph.D   53  Senior Vice President,
                              Head, Research and Development

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

   Stephen A. Drury -- director of APS since May 1999. Mr. Drury is currently a healthcare financial advisor and a private investor. Prior to his retirement in 1997 he was executive vice president and a director of Owen Healthcare since 1992 and senior vice president and chief financial officer of Integrated Health Services, Inc. from 1989 until 1992. Prior to that Mr. Drury served as senior vice president of Thomson McKinnon Securities and managing director of its Healthcare Capital Markets Group from 1985 to 1989.

   Carl Ehmann, M.D., F.A.C.P. -- director of APS since June 1994. Dr. Ehmann is currently a business consultant. Prior to his retirement in 1999 he was Group Director, Global Research and Development of Reckitt & Colman plc since 1996 and executive vice president-research and development of R.J. Reynolds Tobacco Company where he also served as a member of the executive and operating committee from 1992 until 1996. Prior to that Dr. Ehmann served as executive vice president of research and development at Johnson & Johnson Consumer Products, Inc. from 1987 to 1992.

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

   Peter Riepenhausen -- director of APS since April 1991. Mr. Riepenhausen is currently a business consultant. He was president and chief executive officer of ReSound Corporation from 1994 to 1998. He serves as a director of Audimed, Germany. He also served as a director of Caradon (Europe) plc from April 1994 until September 1998. He served as vice chairman of the board of directors of The Cooper Companies, Inc. from January, 1987 until September, 1989, and from January, 1984 until December, 1986 he was executive vice president of The Cooper Companies, Inc. Mr. Riepenhausen has also held executive positions with Blendax-Werke R. Schneider GmbH & Co. of West Germany and Pepsico, Inc.

   Toby Rosenblatt -- director of APS since September 1983. Mr. Rosenblatt is president of The Glen Ellen Company and president of Founders Investments, Ltd. Both companies are involved in private investment activities. Mr. Rosenblatt also serves as a director of State Street Research Mutual Funds and is a trustee of numerous civic and educational institutions.

   Richard D. Spizzirri -- director of APS since May 1999. Mr. Spizzirri has been senior counsel to the law firm of Davis Polk & Wardwell since 1995 and was a partner of Davis Polk & Wardwell from 1967 to 1994.

   Gregory H. Turnbull -- director of APS since February 1986. Mr. Turnbull is currently a business consultant and a director of Planar Systems, Inc. Previously, he was a general partner of Cable & Howse Ventures, a venture capital organization which he first joined in 1983, and of which he is currently a special limited partner. Prior to his work as a venture capitalist, Mr. Turnbull was an investment banker for 15 years with Morgan Stanley & Co. and White Weld & Co.

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

   Dennis Winger -- director of APS since February 1993. Mr. Winger is senior vice president and chief financial officer of PE Corporation. From 1989 to 1997, Mr. Winger was senior vice president, finance and administration and chief financial officer of Chiron Corporation. He was also a member of Chiron's Strategy Committee. Prior to joining Chiron, Mr. Winger held a series of financial positions at The Cooper Companies, Inc., including chief financial officer.

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

   Subhash J. Saxena, Ph.D. - senior vice president head of research and development of APS since 1999; senior vice president of research and development/regulatory affairs of APS since 1998; vice president of research and development/regulatory affairs of APS since 1994; director of pharmaceutical sciences of APS since 1988. From 1983 to 1988, he was a director of research and development for VLI Corporation.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

                                ANNUAL             LONG-TERM
                             COMPENSATION     COMPENSATION AWARDS
                             ------------     -------------------
                                             RESTRICTED SECURITIES
                                               STOCK    UNDERLYING   ALL
                             SALARY   BONUS    AWARDS    OPTIONS    OTHER
NAME AND POSITION      YEAR   ($)      ($)     ($)(1)    (#)     COMPENSATION
-----------------      ----  ------   -------  ------   -------  ------------
John J. Meakem, Jr.      1999 381,789       0        0        0(2)   4,800(3)
  Chairman, President    1998 373,654       0  359,400  198,000      4,800(3)
  and Chief Executive    1997 339,635 100,000        0   50,000      4,569(3)
  Officer

Michael O'Connell        1999 242,423  33,000        0        0      4,800(3)
  Executive Vice         1998 235,616       0  119,800  110,000      4,800(3)
  President, Chief       1997 211,769  56,000        0   40,000      4,750(3)
  Financial and
  Administrative
  Officer; President
  of Pharmaceutical
  Sciences

Les Riley                1999 242,423  30,000        0        0      4,800(3)
  Senior Vice            1998 235,616       0  119,800   75,000      4,800(3)
  President, President   1997 211,769  56,000        0   40,000    169,799(4)
  of Dermatology and
  Skin Care

Subhash J. Saxena, Ph.D. 1999 194,942  20,000        0        0      4,800(3)
  Senior Vice            1998 188,077       0        0   70,000      4,800(3)
  President, Head,       1997 166,731  37,500        0   20,000      4,560(3)
  Research and
  Development

---------------

(1) The dollar value of restricted stock awards net of consideration paid by the named executive officer was calculated using the closing market price of the Company's Common Stock on the date the restricted stock award was granted. Each restricted stock award provides that for a period of three years after the award of restricted stock, the recipient may not sell, assign, transfer, pledge or otherwise encumber the shares of restricted stock. Any cash dividends with respect to shares of restricted stock are automatically reinvested in additional shares of restricted stock. Each restricted stock award provides that if the employee should leave the employ of the Company prior to three years from the date of award, unless waived by the administrator of the plan under certain circumstances, the Company will have the right to repurchase the restricted stock at their original purchase price of $.01 per share. As of December 31, 1999, the Company had a total of 100,000 shares of restricted stock outstanding with an aggregate value of $343,800 based on the value of the Company's shares at December 31, 1999.
(2) Mr. Meakem was granted an option to acquire 27,000 shares on January 12, 2000 in lieu of a cash bonus.
(3) The stated amounts are Company matching contributions to the Advanced Polymer Systems Salary Reduction Profit Sharing Plan. In 1999, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $4,800.
(4) This amount consists of $165,349 in relocation costs that were taxable to Mr. Riley in 1997 and $4,450 in Company matching contribution to the Advanced Polymer Systems Salary Reduction Profit Sharing Plan. See note
    (2) above.

STOCK OPTION GRANTS IN 1999

There were no stock options granted in 1999 to the named executive officers.


The following table sets forth certain information with respect to options exercised during 1999 and the value of options held at fiscal year end by the executive officers named in the Summary
Compensation Table.

AGGREGATED OPTION EXERCISES IN 1999 AND 1999 YEAR-END OPTION VALUES

                                                                       VALUE OF UNEXERCISED
                                           NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                                          OPTIONS AT 1999 YEAR-END     AT FISCAL YEAR-END (2)
                       SHARES             ------------------------- --------------------------
                       ACQUIRED
                       UPON
                       OPTION   VALUE
                       EXERCISE REALIZED  EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
NAME                     (#)    ($)(1)     (#)         (#)           ($)         ($)
---------------------  -------- --------  ----------- ------------- ----------- ------------
John J. Meakem, Jr.      0       0         684,525     166,389       0           0
Michael O'Connell        0       0         362,916      87,084       0           0
Les Riley                0       0         195,452      44,548       0           0
Subhash J. Saxena, Ph.D  0       0         158,834      51,666       0           0

---------------
(1) Market value of underlying securities at exercise less the exercise price.
(2) Market value of underlying securities at fiscal year-end minus the exercise price of "in-the-money" options.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The following table sets forth beneficial Common Stock ownership as of April
20, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named in the Summary Compensation Table above, and
(iii) all executive officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable and except as otherwise set forth in the footnotes to the table.

                                                NUMBER     PERCENT
                                                  OF          OF
           NAME                                SHARES(1)    CLASS(1)
-------------------------------------------    ---------    --------
Stephen A. Drury(2)                                 7,264     *
Carl Ehmann, M.D., F.A.C.P.(3)                     78,486     *
Jorge Heller, Ph.D.(4)                            111,486     *
John J. Meakem, Jr.(5)                          1,009,866     4.8
Michael O'Connell(6)                              411,000     2.0
Peter Riepenhausen(7)                             119,486     *
Les Riley(8)                                      229,658     1.1
Toby Rosenblatt(9)                                274,012     1.4
Subhash J. Saxena, Ph.D.(10)                      171,686     *
Richard D. Spizzirri(11)                            7,264     *
Gregory H. Turnbull(12)                            86,486     *
C. Anthony Wainwright(13)                          41,236     *
Dennis Winger(14)                                  86,486     *
Citigroup, Inc.(15)                             4,339,190    21.5
388 Greenwich Street
New York, NY 10013
Officers and Directors as a group(13 persons)   2,634,416    11.9
 (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)

--------------
 *   Less than one percent.
(1) Assumes the exercise of all outstanding options and warrants to purchase Common Stock held by such person or group to the extent exercisable on or before June 20, 2000, and that no other person has exercised any outstanding stock options.
(2) Includes 6,250 shares underlying presently exercisable stock options.
(3) Includes 75,000 shares underlying presently exercisable stock options.
(4) Includes 100,000 shares underlying presently exercisable stock options.
(5) Includes 754,025 shares underlying presently exercisable stock options.
(6) Includes 383,749 shares underlying presently exercisable stock options.
(7) Includes 21,050 shares held as family trust and 95,000 shares underlying presently exercisable stock options.
(8) Includes 208,473 shares underlying presently exercisable stock options.
(9) Includes 85,000 shares underlying presently exercisable stock options.
(10) Includes 170,083 shares underlying presently exercisable stock options.
(11) Includes 6,250 shares underlying presently exercisable stock options.
(12) Includes 85,000 shares underlying presently exercisable stock options.
(13) Includes 38,750 shares underlying presently exercisable stock options.
(14) Includes 85,000 shares underlying presently exercisable stock options.
(15) Based solely on information contained in a Schedule 13G dated January 27, 2000, and includes 1,666,600 shares held by SSB Citi Fund Management LLC and 2,649,190 shares held by Salomon Smith Barney, Inc.

Item 13.  Certain Relationships and Related Transactions

The Company entered into a three-year employment agreement with Mr. Meakem in May 1993. In 1995, the employment agreement was amended to extend the term for an additional three years and provide for automatic yearly extensions thereafter unless written notice of its intention not to automatically extend the agreement is given by either party. The agreement was further amended in April 1999 to clarify the definition of "change in control". The employment agreement provides that Mr. Meakem may elect to terminate his employment within stated periods of a change in control of the Company and receive an amount equal to his prior twelve months' salary and bonus, payable over the subsequent twelve month period. Mr. Meakem is entitled to receive an amount equal to twice his prior twelve months' salary and bonus if the Company should terminate his employment within stated periods of a change in control or if he elects to terminate his employment following a change in control if his position with the Company is reduced in terms of responsibility or indicia of status. "Change in control" under the agreement is defined to include an acquisition of more than fifty percent of the outstanding shares of the Company or a change in the majority of the members of the Board of Directors. Mr. Meakem will be eligible to participate in the Company's Retention Plan, but only to the extent he is not eligible to receive comparable benefits under his employment agreement. He is also a participant under the Company's Executive Stay Bonus Plan.

The Compensation and Stock Option Committee of the Board has approved a Retention Incentive Plan ("Retention Plan") for certain key employees, including the executive officers of the Company named in the Summary Compensation Table above. The purpose of the Retention Plan is to encourage key employees to continue their employment with the Company, enhance their ability to perform effectively and provide the Company with the benefit of their continued service. Under the Retention Plan, the company entered into individual retention agreements with the covered executives providing that the executive will be eligible for certain benefits if his or her employment is terminated under specified circumstances. These agreements expire no later than July 31, 2002. If the executive's full-time employment with the Company is terminated by the Company (other than for cause) or by the executive for good reason (due to a material reduction in the executive's authority or responsibility, base salary or other compensation or employee benefits, or a change in the executive's principal place of work more than 40 miles from the Company's current headquarters), the executive will be retained as a part-time employee for a period ranging from a minimum of 12 months to a maximum of the later of 24 months or until July 31, 2003 (the "Retention Period"). During the Retention Period, the executive will receive continuation of salary, payable one-half in a lump sum following termination of full-time employment and the remainder ratable over the Retention Period and an annual bonus equal to the bonus paid during the immediately preceding 12-month period. Under these agreements, Mr. Riley and Mr. Saxena would receive benefits through July 31, 2001; Mr. O'Connell would receive benefits for 24 months following termination; and Mr. Meakem would receive benefits through July 31, 2003. Under the Retention Incentive Plan, each executive will also agree not to compete with the Company during the Retention Period.

The Compensation and Stock Option Committee of the Board also has approved an Executive Stay Bonus Plan covering key executives, including the named executive officers. The purpose of this plan is to encourage key executives who play a critical role in the Company to optimize the Company's previously announced process of reviewing all strategic alternatives, including the possible sale of all or part of the Company. In the event of the sale of all or part of the Company at a favorable price that exceeds a specified amount, the plan provides for payments to the covered executives up to an aggregate total payment to all covered executives not to exceed $1 million. The right to receive payments under the Executive Stay Bonus Plan requires a covered executive to remain with the Company through any sale unless the covered executive's employment is terminated without cause.

As of January 1, 1999, the Company had an outstanding secured loan receivable of $253,000 from Mr. Meakem with an interest rate of approximately 10%, the maximum allowed under California law. The loan was approved by the Compensation and Stock Option Committee of the Company's Board of Directors. Repayment of the loan and related interest was received in 1999.

During 1999, the Company paid to Dr. Jorge Heller (who consults for the Company on a full time basis and is the Company's Chief Scientist) and Peter Riepenhausen, who are both directors of the Company, for consulting services in their field of expertise, the respective amounts of $181,250 and $20,000. Payments for similar services in 1998 were $160,000 and $7,500, respectively, and in 1997 were $144,999 and $0, respectively. In the prior years, the Company paid consulting fees to Dr. Carl Ehmann and C. Anthony Wainwright, who are also directors of the Company, the respective amounts of $3,000 and $4,500 in 1998 and $0 and $2,000 in 1997.

The Company has entered into agreements with Large Scale Biology Corporation ("LSB Corp.") formerly known as Biosource Technologies, Inc. of which Toby Rosenblatt is a stockholder and a former director. All agreements between APS and LSB Corp. have been, and will continue to be, considered and approved by a vote of the disinterested directors. In November 1997, LSB Corp. filed a complaint against the Company in the San Mateo Superior Court alleging failure to make annual minimum purchases of melanin and the Company cross complained. In December 1998, the Company reached a settlement agreement with LSB Corp. In 1999, pursuant to the settlement agreement, the Company paid LSB Corp. a net amount of $1,300,000, which consisted of a $1,500,000 settlement of LSB Corp. claims and a $200,000 settlement of the Company's cross claims.

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

Signature                   Title                           Date
--------------------------------------------------------------------------
/S/ John J. Meakem, Jr.     Chairman, President,
-------------------------   Chief Executive Officer         April 28, 2000
John J. Meakem, Jr.                                         --------------


/S/ Michael O'Connell       Executive Vice President,
-------------------------   Chief Administrative Officer
Michael O'Connell           and Chief Financial Officer     April 28, 2000
                                                            --------------


/S/ Stephen Drury           Director                        April 28, 2000
-------------------------                                   --------------


/S/ Carl Ehmann             Director                        April 28, 2000
-------------------------                                   --------------
Carl Ehmann


/S/ Jorge Heller            Director                        April 28, 2000
-------------------------                                   --------------
Jorge Heller


/S/ Peter Riepenhausen      Director                        April 28, 2000
-------------------------                                   --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                        April 28, 2000
-------------------------                                   --------------
Toby Rosenblatt


/S/ Richard Spizzirri       Director                        April 28, 2000
-------------------------                                   --------------


/S/ Gregory H. Turnbull     Director                        April 28, 2000
-------------------------                                   --------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                        April 28, 2000
-------------------------                                   --------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                        April 28, 2000
-------------------------                                   --------------
Dennis Winger
