Form 10-Q
period 2000-03-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 2000-05-15
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2000


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

At April 30, 2000, the number of outstanding shares of the Company's common stock, par value $.01, was 20,186,261.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (Restated) (unaudited):

Condensed Consolidated Balance Sheets
March 31, 2000 and December 31, 1999

Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

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


PART II.   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                      March 31, 2000  December 31, 1999
                                      --------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  3,538,955      $  3,705,194
  Trade accounts receivable, net          3,088,684         3,580,026
  Receivables for royalties,
    license and option fees and
    R&D fees                              1,255,001         1,492,634
  Inventory                               4,753,385         4,584,997
  Advances and loans to officers
    and employees                            81,416            84,632
  Prepaid expenses and other                402,793           378,969
                                         ----------        ----------

   Total current assets                  13,120,234        13,826,452

Property and equipment, net               7,837,707         8,031,076
Deferred loan costs, net                     36,787            39,853
Goodwill and other intangible
  assets, net                             1,206,958         1,259,020
Other long-term assets                      286,397           346,397
                                         ----------        ----------
Total assets                           $ 22,488,083      $ 23,502,798
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    907,284      $  1,029,534
  Accrued expenses                          984,658         1,263,186
  Taxes payable                              12,307            13,480
  Deferred revenue                        1,003,088         1,195,396
  Current portion - long-term debt          922,370           891,111
                                         ----------        ----------
Total current liabilities                 3,829,707         4,392,707

Deferred revenue - long-term              4,052,599         4,665,390
Long-term debt                            2,166,282         2,408,933
                                         ----------        ----------
Total liabilities                        10,048,588        11,467,030
                                         ----------        ----------
Shareholders' equity:
  Common stock and common stock
   warrants                              85,714,382        85,530,952
  Accumulated deficit                   (73,274,887)      (73,495,184)
                                         ----------        ----------
Total shareholders' equity               12,439,495        12,035,768
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 22,488,083      $ 23,502,798
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                 Three Months Ended March 31,
                                 ----------------------------
                                      2000          1999
                                     ------        ------

Product revenues                    $ 3,176,692   $ 2,950,055
Royalties, license and option
  fees and R&D fees                   1,468,834     1,864,775
                                     ----------    ----------

Total revenues                        4,645,526     4,814,830

Expenses:
 Cost of product sales                1,918,536     1,548,172
 Research & development, net            892,248     1,055,521
 Selling & marketing                    675,484       727,085
 General & administration               848,581       850,716
                                     ----------    ----------

Operating income                        310,677       633,336

Interest income                          65,093        33,700

Interest expense                       (118,132)     (142,716)

Other income/(expense), net               2,326          (427)
                                     ----------    ----------

Net income before taxes                 259,964       523,893
Taxes                                    39,667            --
                                     ----------    ----------

Net income                          $   220,297   $   523,893
                                     ==========    ==========

Basic earnings per common share     $      0.01   $      0.03
                                     ==========    ==========

Diluted earnings per common share   $      0.01   $      0.03
                                     ==========    ==========

Weighted average common shares
 outstanding-basic                   20,133,683    20,018,245
                                     ==========    ==========

Weighted average common shares
 outstanding-diluted                 20,210,068    20,241,082
                                     ==========    ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                For the three months ended March 31,
                                ------------------------------------
                                            2000             1999
                                         ----------       ----------

Cash flows from operating activities:
Net income                              $   220,297      $   523,893
 Adjustments to reconcile net income to
  net cash used in operating
  activities:
   Depreciation and amortization            261,043          269,264
   Amortization of deferred revenue        (805,099)        (193,326)
   Amortization of deferred loan costs        3,066           45,816
   Stock issued to directors                 13,500           21,000
   Restricted stock awards                   49,930           49,930
 Changes in operating assets and
  liabilities:
   Trade accounts receivable                491,342           65,621
   Receivables for royalties, license
     and option fees and R&D fees           237,633         (511,705)
   Inventory                               (168,388)        (210,168)
   Advances to officers and employees         3,216          (81,685)
   Prepaid expenses and other               (23,824)         (60,657)
   Other long-term assets                    60,000           (5,000)
   Accounts payable                        (122,250)         (55,261)
   Accrued expenses                        (278,527)         346,026
   Accrued settlement liability                  --         (300,000)
   Taxes payable                             (1,173)              --
                                          ---------        ---------
Net cash used in operating activities       (59,234)         (96,252)
                                          ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment      (15,613)         (74,288)
                                          ---------        ---------
Net cash used in investing activities       (15,613)         (74,288)
                                          ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants              120,000          210,000
   Proceeds from long-term debt                  --        4,000,000
   Repayment of debt                       (211,392)      (2,771,067)
                                          ---------        ---------
Net cash provided by financing
 activities                                 (91,392)       1,438,933
                                          ---------        ---------
Net (decrease) increase in cash and
 cash equivalents                          (166,239)       1,268,393
Cash and cash equivalents, beginning
 of the period                            3,705,194        4,088,173
                                          ---------        ---------
Cash and cash equivalents, end
 of the period                          $ 3,538,955      $ 5,356,566
                                          =========        =========
Cash paid for interest                  $   112,008      $    77,273
                                          =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 2000 AND DECEMBER 31, 1999 (UNAUDITED)
------------------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as those in the Annual Report on Form 10-K for the year ended December 31, 1999 and include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of March 31, 2000 and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999.

These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2000.

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of March 31, 2000 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1999                               20,119,042
Warrants exercised after December 31, 1999           40,000
Shares issued to Directors after December
 31, 1999                                             3,924
                                                 ----------
Total shares                                     20,162,966
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share:


                                   Three Months Ended
                                        March 31,
                                   ------------------
                                        2000          1999
                                        ----          ----
Net income (numerator)             $   220,297   $   523,893
                                    ==========    ==========

Shares calculation (denominator):
 Weighted average shares
  outstanding - basic               20,133,683    20,018,245
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                   67,995       104,432
 Warrants                                8,390       118,405
                                    ----------    ----------
 Weighted average shares
  outstanding - diluted             20,210,068    20,241,082
                                    ==========    ==========

Earnings per share - basic         $      0.01   $      0.03
                                    ==========    ==========

Earnings per share - diluted       $      0.01   $      0.03
                                    ==========    ==========

Options to purchase 3,080,175 and 2,761,305 shares of Common Stock with exercise prices ranging from $4.41 to $15.00 and $5.00 to $15.00 per share were outstanding during the quarters ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares. The options expire between July 23, 2001 and June 16, 2009.

(3)  Revenue Recognition
     -------------------

The Company has several licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APS to earn future revenue through product sales and/or, in some cases, royalty payments. The license fees are non-refundable even if the agreements are terminated before their term or APS fails to supply product to the licensee. These license fees are amortized on a straight-line basis over the estimated life of the product to which they relate. If the customer fails to meet applicable contract terms and/or product supply is no longer required, any unamortized license fees are recognized as revenue.

(4)  Long-Lived Assets, Including Goodwill and Other Intangibles
     -----------------------------------------------------------

The company evaluates the carrying value of long-lived assets, including goodwill, whenever changes have occurred that might require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets impaired or not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets, including goodwill, to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no impairment of long-lived assets, including goodwill and other intangibles, has occurred and that no reduction of the estimated useful lives or carrying values of such assets is warranted.

(5)  Inventory
     ---------

The major components of inventory are as follows:

                          March 31, 2000      December 31, 1999
                          --------------      -----------------
Raw materials and work-
  in-process              $  970,706          $  675,106
Finished goods             3,782,679           3,909,891
                           ---------           ---------
Total inventory           $4,753,385          $4,584,997
                           =========           =========

(6)  Note Receivable
     ---------------

Included in long-term assets is the non-current portion of a note receivable recorded by the Company in connection with the sale of certain proprietary product rights. The note receivable of $500,000 is due in equal monthly installments over a period of twenty-five months commencing September 15, 1999 and bears an interest rate equal to the prime rate.

(7)  Income Taxes
     ------------

The Company does not anticipate incurring significant amounts of income taxes in 2000 due to the use of its net operating loss carry forwards from prior years. Currently, any income tax expense is being offset by recognition of a corresponding change in the valuation allowance for deferred tax assets.

(8)  Legal Proceedings
     -----------------

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

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended March 31, 2000 and
-------------------------------------------------------------------
1999
----

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

Product revenues for the three months ended March 31, 2000 totaled $3,177,000 an increase of 8% or $227,000 over the corresponding period of the prior year. This increase was primarily attributable to increased shipments of Microsponge formulations to customers in both the U.S. and international mass merchandising channels.

Royalties and license and R&D fees for the first quarter of 2000 of $1,469,000 decreased by $396,000 or 21%. This decrease was mainly due to the receipt of R&D fees in the year-ago quarter. This decrease was partially offset by R&D fees received from Fujisawa Pharmaceutical under a new agreement relating to the development of a Microsponge formulation of a proprietary compound. The first quarter of each of the years also included one-time benefits of approximately $600,000 and $500,000 respectively, related to license and option fees.

Gross profit on product revenues of $1,258,000 decreased as a percentage of product revenues from 48% to 40% due mainly to the sales mix, as the current quarter contained increased sales of lower margin products to customers in the mass merchandising channel whereas the year-ago quarter included a higher percentage of shipments to customers in the prestige channel.

Research and development expense decreased by $163,000 or 15% to $892,000 due mainly to lower expenses for outside consultants, outside services and travel.

Selling and marketing expense decreased by $52,000 or 7% to $675,000 due mainly to lower salary expense resulting from lower headcount, and lower travel expense.

General and administrative expense of $849,000 was essentially flat with the corresponding period of the prior year.

Interest income increased by $31,000 or 91% to $65,000 due to higher average cash balances. Interest expense decreased by $25,000 or 17% to $118,000 due to the repayment of certain debts in the first quarter of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 2000 were $22,488,000 compared with $23,503,000 at December 31, 1999. Working capital decreased to $9,291,000 at March 31, 2000 from $9,434,000 at December 31, 1999.
Cash and cash equivalents at March 31, 2000 decreased to $3,539,000 from $3,705,000 at December 31, 1999. During the first three months of 2000, the Company's operating activities used $59,000 of cash compared to $96,000 in the corresponding period of the prior year. The Company invested approximately $892,000 in product research and development and $675,000 in selling and marketing the Company's products.

Trade accounts receivable decreased to $3,089,000 at March 31, 2000 compared with $3,580,000 at December 31, 1999. Days sales outstanding decreased slightly to 88 days at March 31, 2000 compared to 89 days at December 31, 1999. Receivables from royalties, license and option fees and R&D fees decreased to $1,255,000 from $1,493,000 at December 31, 1999 due to reduced activity during the first quarter of 2000.

Capital expenditures for the first quarter of 2000 decreased to $16,000 from $74,000 in the corresponding period of the prior year.

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which amends SAB 101 to defer the effective date of required adoption. As amended, SAB 101 is required to be adopted in the second quarter of a fiscal year that begins between December 16, 1999 and March 15, 2000. For fiscal years beginning after March 15, 2000 adoption is required in the first quarter. The Company chose to adopt the guidance given in SAB 101 as of the year ended December 31, 1999.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: a) the definition of employee for purposes of applying Opinion 25, b) the criteria for determining whether a plan qualifies as a noncompensatory plan, c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and d) the accounting for an exchange of stock compensation awards in a business combination.
 Generally, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial statements.

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the three months ended March 31, 2000.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: May 15, 2000              By:  /S/ John J. Meakem, Jr.
     -----------------               ----------------------------
                                     John J. Meakem, Jr.
                                     Chairman, President and
                                     Chief Executive Officer



Date: May 15, 2000              By:  /S/ Michael O'Connell
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