Form 10-Q
period 2000-06-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 2000-08-14
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2000


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

At July 31, 2000, the number of outstanding shares of the Company's common stock, par value $.01, was 20,188,990.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                    June 30, 2000  December 31, 1999
                                    -------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents         $  2,670,810      $  3,705,194
  Trade accounts receivable, net       4,346,119         3,580,026
  Receivables for royalties,
    license and option fees and
    R&D fees                           1,263,574         1,492,634
  Inventory                               81,137            60,650
  Advances and loans to officers
    and employees                         79,925            84,632
  Prepaid expenses and other             319,195           319,206
  Net assets held for sale
   (Notes 4, 5 and 10)                 7,774,935         7,664,482
                                      ----------        ----------

   Total current assets               16,535,695        16,906,824

Property and equipment, net            1,854,763         2,007,932
Deferred loan costs, net                  33,722            39,853
Goodwill and other intangible
  assets, net                                 --                --
Other long-term assets                   222,047           342,047
                                      ----------        ----------
   Total assets                     $ 18,646,227      $ 19,296,656
                                      ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                  $  1,688,082      $  1,029,534
  Accrued expenses                       847,294         1,263,186
  Taxes payable                           12,307            13,480
  Deferred revenue                       454,212           575,000
  Current portion - long-term debt       954,725           891,111
                                      ----------        ----------
   Total current liabilities           3,956,620         3,772,311

Deferred revenue - long-term             829,651         1,079,644
Long-term debt                         1,915,119         2,408,933
                                      ----------        ----------
   Total liabilities                   6,701,390         7,260,888
                                      ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                           85,853,406        85,530,952
  Accumulated deficit                (73,908,569)      (73,495,184)
                                      ----------        ----------
Total shareholders' equity            11,944,837        12,035,768
                                      ----------        ----------
Total liabilities and shareholders'
  equity                            $ 18,646,227      $ 19,296,656
                                      ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------
                                   June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                   -------------   -------------   -------------   -------------

Royalties                           $   563,556   $   442,526       $   989,242     $   970,978
License and option fees
  and R&D fees                               --       600,000                --       1,174,216
Product revenues                        305,483       291,054           610,045         638,993
                                     ----------    ----------        ----------      ----------

Total revenues                          869,039     1,333,580         1,599,287       2,784,187

Expenses:
 Cost of sales                          131,885       130,544           187,494         261,773
 Research & development                 850,631       569,273         1,404,515       1,221,683
 Selling & marketing                    147,561       137,016           276,804         282,531
 General & administration               752,718       735,844         1,391,452       1,374,187
                                     ----------    ----------        ----------      ----------

Operating loss                       (1,013,756)     (239,097)       (1,660,978)       (355,987)

Interest income                          53,958        47,030           119,051          80,730

Interest expense                       (109,907)     (161,180)         (228,039)       (303,896)

Other income (expense), net               4,189        (1,217)            6,515          (1,644)
                                     ----------    ----------        ----------      ----------

Net loss before taxes                (1,065,516)     (354,464)       (1,763,451)       (580,797)

Taxes                                   (39,667)           --                --              --
                                     ----------    ----------        ----------      ----------

Loss from continuing operations      (1,025,849)     (354,464)       (1,763,451)       (580,797)

Income from discontinued
 operations                             392,167       873,177         1,350,066       1,623,403
                                     ----------    ----------        ----------      ----------

Net income/(loss)                   $  (633,682)  $   518,713       $  (413,385)    $ 1,042,606
                                     ==========    ==========        ==========      ==========

Net income (loss) per common
 share-basic:
 Continuing operations              $     (0.05)  $     (0.01)      $     (0.09)    $     (0.03)
 Discontinued operations                   0.02          0.04              0.07            0.08
 Net income (loss)                  $     (0.03)  $      0.03       $     (0.02)    $      0.05

Net income (loss) per common
 share-diluted:
 Continuing operations              $     (0.05)  $     (0.01)      $     (0.09)    $     (0.03)
 Discontinued operations                   0.02          0.04              0.07            0.08
 Net income (loss)                  $     (0.03)  $      0.03       $     (0.02)    $      0.05

Weighted average common shares
 outstanding-basic                   20,187,190    20,088,397        20,160,437      20,053,321
                                     ==========    ==========        ==========      ==========

Weighted average common shares
 outstanding-diluted                 20,210,724    20,410,721        20,206,740      20,308,510
                                     ==========    ==========        ==========      ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                   For the six months ended June 30,
                                   ---------------------------------
                                            2000            1999
                                         ----------      ----------

Net cash used in operating activities     (694,158)      (1,469,018)
                                         ---------        ---------
Cash flows from investing activities:
   Purchase of property and equipment       (5,621)        (154,398)
   Purchase of intangibles                (100,000)              --
                                         ---------        ---------
Net cash used in investing activities     (105,621)        (154,398)
                                         ---------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants             120,000          211,726
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                    75,595           83,741
   Proceeds from long-term debt                 --        4,000,000
   Repayment of debt                      (430,200)      (3,231,457)
                                         ---------        ---------
Net cash (used in) provided by
 financing activities                     (234,605)       1,064,010
                                         ---------        ---------
Net decrease in cash and cash
 equivalents                            (1,034,384)        (559,406)
Cash and cash equivalents, beginning
 of the period                           3,705,194        4,088,173
                                         ---------        ---------
Cash and cash equivalents, end
 of the period                         $ 2,670,810      $ 3,528,767
                                         =========        =========
Cash paid for interest                 $   216,600      $   226,270
                                         =========        =========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 2000 AND 1999 (UNAUDITED)
----------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Advanced
Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of June 30, 2000 and the results of their operations for the three and six months ended June 30, 2000 and 1999.

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

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of June 30, 2000 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1999                               20,119,042
Warrants exercised after December 31, 1999           40,000
Shares issued to Directors after December
 31, 1999                                             6,624
Shares issued under the Employee Stock
 Purchase Plan                                       23,324
                                                 ----------
Total shares                                     20,188,990
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted earnings per share from continuing operations:




                                      Three Months Ended             Six Months Ended
                                      ------------------             ----------------
                                 June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                                 -------------  ------------   -------------   ------------

Loss from continuing operations
 (numerator)                     $(1,025,849)  $  (354,464)    $(1,763,451)    $  (580,797)
                                  ==========    ==========      ==========      ==========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic             20,187,190    20,088,397      20,160,437      20,053,321
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan                 23,534       217,860          42,442         152,199
 Warrants                                 --       104,464           3,861         102,990
                                  ----------    ----------      ----------      ----------
 Weighted average shares
  outstanding - diluted           20,210,724    20,410,721      20,206,740      20,308,510
                                  ==========    ==========      ==========      ==========

Basic and diluted loss per
  share from continuing
  operations                     $     (0.05)  $     (0.01)    $     (0.09)    $     (0.03)
                                  ==========    ==========      ==========      ==========




The following options with expiration dates ranging from July 23, 2001 to June 16,2009 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:



                                   Three Months Ended                 Six Months Ended
                                   ------------------                 ----------------
                          June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                          -------------    -------------     -------------    -------------

Number outstanding           3,354,342        2,088,310        3,074,258        2,730,788
Range of exercise prices     $4.13-$15.00     $5.44-$15.00     $4.41-15.00     $5.19-$15.00



(3)  Revenue Recognition
     -------------------
The Company has licensing agreements that generally provide for the Company to receive royalties and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APS to earn future revenue through royalty payments. The license fees are non-refundable even if the agreements are terminated before their term or APS fails to supply product to the licensee. These license fees are amortized on a straight-line basis over the estimated life of the product to which they relate. If the customer fails to meet applicable contract terms and/or product supply is no longer required, any unamortized license fees are recognized as revenue.

(4)  Discontinued Operations
     -----------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million up-front and could receive up to an additional $26.5 million over the next three years relating to the performance milestones of the cosmeceutical and toiletry business. In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

All assets and liabilities relating to the cosmeceutical and toiletry business are reported in the accompanying condensed
Consolidated Balance Sheets as "Net assets held for sale" and consist of the following:

                                  June 30,         December 31,
                                   2000               1999
                                  -------          ------------
Inventory                        $ 4,137,519      $ 4,524,347
Prepaid expenses                     156,528           59,763
Property, plant & equipment, net   5,765,658        6,023,144
Other intangible assets            1,254,894        1,259,020
Other long-term assets                 4,350            4,350
Deferred revenue - short-term       (428,088)        (620,396)
Deferred revenue - long-term      (3,115,926)      (3,585,746)

                                  ----------       ----------
                                 $ 7,774,935      $ 7,664,482
                                  ==========       ==========

Basic and diluted income per common share from discontinued operations was $0.02 and $0.07 for the three and six months ended June 30, 2000, respectively. Basic and diluted income per common share from discontinued operations was $0.04 and $0.08 for the three and six months ended June 30, 1999. (See
Note 10)

(5)  Net Assets Held for Sale
     ------------------------

Net assets held for sale at June 30, 2000 consist of the Company's assets from discontinued operations offset by related deferred revenues. On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc.
(See Notes 4 and 10)

(6)  Long-Lived Assets, Including Goodwill and Other Intangibles
     -----------------------------------------------------------
The Company evaluates the carrying value of long-lived assets, including goodwill, whenever changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets, including goodwill, to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no impairment of long-lived assets, including goodwill and other intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

(7)  Inventory
     ---------

The major components of inventory are as follows:

                          June 30, 2000  December 31, 1999
                          -------------  -----------------
Raw materials             $   43,498        $   33,383
Finished goods                37,639            27,267
                           ---------         ---------
Total inventory           $   81,137        $   60,650
                           =========         =========

Inventory relating to the cosmeceutical and toiletry business is reported as "Net assets for sale" in the accompanying condensed consolidated balance sheet as of June 30, 2000. (see
Notes 4 and 5)

 (8)  Income Taxes
     ------------

The Company does not anticipate incurring significant amounts of income taxes in 2000 due to the use of its net operating loss carry forwards from the prior years. Currently, any income tax expense is being offset by recognition of a corresponding change in the valuation allowance for deferred tax assets.

(9)  Legal Proceedings
     -----------------

In February 2000, Douglas Kligman and Albert Kligman filed a complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that the plaintiffs entered into a partnership with the Company to pursue development and sales of a product developed by the plaintiffs. The complaint states various claims, dissolution of partnership, implied-in-law contract and other claims. The complaint alleges damages in excess of $75,000, but otherwise makes no specific damage claim.

The Company has denied liability and is vigorously defending the claims, basing its defense on the assertion that its rights to the product are governed by a binding license agreement that was executed in November 1995 and amended in September 1996 and that there are no partnership agreements entered into by the parties.

The Company expects that the outcome of this legal proceeding will not have a material adverse effect on the consolidated financial statements.

(10) Subsequent Event
     ----------------

In July 2000 the Company sold its cosmeceutical and toiletry business to R.P. Scherer Corporation, a subsidiary of Cardinal
Health, Inc.

The Company received $25 million up-front in July 2000 and could receive up to an additional $26.5 million over the next three years relating to the performance milestones of the cosmeceutical and toiletry business. On receipt of the up-front fee, the Company repaid its debt outstanding in full.

The Company anticipates reporting a gain on sale of its cosmeceutical and toiletry business of approximately $11-13 million in the third quarter of 2000.  (See Note 4)

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended June 30, 2000 and
-------------------------------------------------------------------
1999
----

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

The Company's revenues are derived principally from product sales, license fees, royalties and R&D fees. Under strategic alliance arrangements entered into with certain corporations, APS can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales. Until July 25, 2000, the Company manufactured and sold Microsponge(R) and Polytrap (R) delivery systems for use by customers in approximately 100 different personal care and cosmetic products. (See Subsequent Event)

Royalties for the three months ended June 30, 2000 totaled $564,000, representing an increase of $121,000 or 27% over the corresponding quarter of the prior year. This increase reflects continued growth in sales of Retin-A(R) Micro(TM) by Ortho-McNeil, a member of the J&J family of companies, of a formulation containing Microsponge(R)- entrapped tretinoin. This product was the first marketing clearance received by the Company from the U.S. Food and Drug administration
(FDA). The license fee in the second quarter of the prior year related to the sale of a proprietary product line to a third party.
 Product revenues relating to sales of analytical standards increased by 5% or $14,000 over the corresponding period of the prior year.

Gross profit on product revenues for the second quarter of 2000 of $174,000 represented 57% of product revenues compared to 55% in the corresponding period of the prior year.

Research and development expenses for the quarter ending June 30, 2000 totaled $851,000 an increase of $281,000 or 49% over the corresponding period of the prior year due mainly to increased professional fees and clinical and preclinical study costs for the Company's new bioerodible polymers.

Selling and marketing expense for the quarter ended June 30, 2000 totaled $148,000, an increase of $11,000 or 8% over the corresponding quarter of the prior year, resulting mainly from product advertising expense.

General and administrative for the quarter ended June 30, 2000 totaled $753,000, an increase of $17,000 or 2%, due mainly to increased professional fees.

Interest income for the quarter ended June 30, 2000 of $54,000 was essentially flat with the reported $47,000 in the corresponding period of the prior year. Interest expense for the quarter ended June 30, 2000 decreased by $51,000 or 32% to $110,000 due to scheduled principal repayments in the quarter.

Income from discontinued operations represents the net contribution attributable to the cosmeceutical and toiletries product lines which were sold to R.P. Scherer Corporation on July 25, 2000. For the three months ended June 30, 2000, the net contribution totaled $392,000 compared with $873,000 in the corresponding period of the prior year. This decrease was primarily due to unabsorbed overhead at the manufacturing facility in Louisiana, resulting from a planned reduction in inventory levels and a shift in sales mix from toiletries to cosmeceutical products which require less Microsponge entrapment.

Results of Operations for the Six Months Ended June 30, 2000 and
----------------------------------------------------------------
1999
----

Royalties for the six months ended June 30, 2000 totaled $989,000 representing an increase of $18,000 or 2% over the corresponding period of the prior year. License and R&D fees in the year-ago quarter related mainly to revenues recognized on the exercise of an option and subsequent purchase of a proprietary product line by a third party. Product revenues from sales of analytical standards totaled $610,000, a decrease of $29,000 or 5%.

As a percentage of sales, gross profit on product revenues for the six months ended June 30, 2000 of $423,000 represented 69% of product revenues compared with 59% in the corresponding period of the prior year.

Research and development expenses for the six months ended June 30, 2000 totaled $1,405,000, an increase of $183,000 or 15% over the corresponding period of the prior year. This increase was due mainly to increased professional fees and clinical and preclinical study costs for the Company's new bioerodible polymers.

Selling and marketing expenses of $277,000 and general and administrative expenses of $1,391,000 for the six months ended June 30, 2000 were essentially flat with the corresponding period of the prior year.

Interest income for the six months ended June 30, 2000 totaled $119,000, an increase of $38,000 or 47% over the corresponding period of the prior year. Interest expense for the six months ended June 30, 2000 totaled $228,000, a decrease of $76,000 or 25% due to scheduled principal repayments in the period.

Income from discontinued operations for the six months ended June
30, 2000 totaled $1,350,000 compared with $1,623,000 in the
corresponding period of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 2000 were $18,646,000 compared with $19,297,000 at December 31, 1999. Working capital decreased to $12,579,000 from $13,135,000 primarily due to a planned reduction in inventory levels of the Company's cosmeceutical and toiletries product lines which were subsequently sold to R.P. Scherer Corporation. (See Subsequent Event) Cash and cash equivalents decreased to $2,671,000 at June 30, 2000 from $3,705,000 at December 31, 1999. During the first six months of 2000, the Company's operating activities used $694,000 compared with $1,469,000 in the first half of 1999. In the first six months of 2000, the Company invested approximately $1,405,000 in product research and development and $277,000 in selling the Company's products.

Trade accounts receivable increased to $4,346,000 at June 30, 2000 from $3,580,000 at December 31, 1999. Days sales outstanding increased to 100 days at June 30, 2000 compared to 89 days at December 31, 1999. The increase in days sales outstanding is mainly due to the increase in accounts receivable, as payments had not yet been received for shipments for product launches by cosmeceutical customers which were heavily weighted towards the last month of the quarter. Receivables from royalties, license and R&D fees decreased to $1,264,000 at June 30, 2000 from $1,493,000 at December 31, 1999 due mainly to the receipt of the payment for the exercise of the option fee relating to the sale of a proprietary product line in the year-ago period.

Capital expenditures for the six months ended June 30, 2000 totaled $6,000, a decrease from the amount spent in the corresponding period of the prior year of $154,000. This decrease was due primarily to the fact that expenditures in the prior period included final purchases relating to plant expansion in Louisiana and the Company's move to new premises in California.

In March 1999, the Company received a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan is secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments were due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt repayments made in the first quarter of 1999. This loan was repaid in full at the close of the sale of the cosmeceutical product lines to R.P. Scherer Corporation.

The Company has financed its operations, including technology and product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products, payments received under licensing agreements, and interest earned on short-term investments.

The Company's existing cash and cash equivalents, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and R&D fees, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

Subsequent Event
----------------

In July 2000, the Company sold its cosmeceutical and toiletry business to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million up-front and could receive up to an additional $26.5 million over the next three years relating to performance milestones of the purchased business. On receipt of the up-front fee, the Company repaid its outstanding debt in full.

The Company anticipates reporting a gain on sale of its cosmeceutical and toiletry business of approximately $11-13 million in the third quarter of 2000.

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement.
 The Company anticipates that adoption of this statement will not have a material effect on the consolidated financial statements.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which amends SAB 101 to defer the effective date of required adoption. In June 2000, the SEC issued SAB 101B which further amends the transition guidance for SAB 101, and extends the implementation date of SAB 101 once more. As amended, SAB 101 is required to be adopted in the fourth quarter of a fiscal year that ends on December 31, 2000, and in first, second, and third quarters, respectively, of fiscal years ending in March, June and September 2001. The Company is evaluating the impact of SAB 101 on its consolidated financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Since December 31, 1999, there have been no material changes in the Company's market risk exposure.

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedule as of and for the six months ended June 30, 2000.

(b) On August 9, 2000 the Company filed a current report on Form 8-K reporting the completion of the sale of its cosmeceutical and toiletry business on July 25, 2000. The Asset Purchase
Agreement between the Company and R.P. Scherer Corporation dated June 22, 2000 filed as Exhibit 2.1 to Form 8-K is incorporated here by reference.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: August 14, 2000             By:  /S/ Michael O'Connell
     ---------------                 ----------------------------
                                      Michael O'Connell
                                      President and Chief
                                      Executive Officer



Date: August 14, 2000              By:  /S/ Gordon Sangster
     ---------------                   ----------------------------
                                       Gordon Sangster
                                       Chief Financial Officer

                             EXHIBIT INDEX

                               Form 10-Q


EXHIBIT         DESCRIPTION

  27            Financial Data Schedule