Form 10-Q
period 2000-09-30
ADVANCED POLYMER SYSTEMS INC /DE/
filed 2000-11-14
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2000


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

At October 31, 2000, the number of outstanding shares of the Company's common stock, par value $.01, was 20,206,064.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                  September 30, 2000  December 31, 1999
                                  ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  9,903,741      $  3,705,194
  Marketable securities                  13,898,983                --
  Trade accounts receivable, net          1,211,945         3,580,026
  Receivables for royalties,
    license and option fees and
    R&D fees                              1,071,963         1,492,634
  Accrued interest receivable               110,810               756
  Inventory                                  67,537            60,650
  Advances and loans to officers
   and employees                             89,912            84,632
  Prepaid expenses and other                619,404           318,450
  Net assets held for sale
    (Note 4)                                     --         7,664,482
                                         ----------        ----------

   Total current assets                  26,974,295        16,906,824

Property and equipment, net               1,875,020         2,007,932
Deferred loan costs, net                         --            39,853
Other long-term assets                      157,300           342,047
                                         ----------        ----------
   Total assets                        $ 29,006,615      $ 19,296,656
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    701,677      $  1,029,534
  Accrued expenses                        3,869,524         1,263,186
  Taxes payable                             450,558            13,480
  Deferred revenue                          446,000           575,000
  Current portion - long-term debt               --           891,111
                                         ----------        ----------
   Total current liabilities              5,467,759         3,772,311

Deferred revenue - non-current              935,626         1,079,644
Long-term debt                                   --         2,408,933
                                         ----------        ----------
   Total liabilities                      6,403,385         7,260,888
                                         ----------        ----------

Commitments and Contingencies

Shareholders' equity:
  Common stock and common stock
   warrants                              85,954,027        85,530,952
  Accumulated deficit                   (63,350,797)      (73,495,184)
                                         ----------        ----------
Total shareholders' equity               22,603,230        12,035,768
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 29,006,615      $ 19,296,656
                                         ==========        ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------

                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                                 2000             1999              2000               1999
                              -------------    -------------      -------------      ------------

Royalties and R&D fees          $   605,392       $   669,698       $ 1,594,634      $ 1,722,991
License and option fees                  --                --                --        1,100,000
Product revenues                    281,170           291,657           891,215          922,551
                                 ----------        ----------        ----------       ----------

Total revenues                      886,562           961,355         2,485,849        3,745,542

Cost of sales                       116,627           147,141           304,121          408,914

Operating expenses:
 Research & development, net        790,295           623,762         2,194,810        1,845,445
 Selling & marketing                149,517           100,051           426,321          382,582
 General & administration           722,116           769,925         2,113,568        2,144,112
                                 ----------        ----------        ----------       ----------

Total operating expenses          1,661,928         1,493,738         4,734,699        4,372,139
                                 ----------        ----------        ----------       ----------

Operating loss                     (891,993)         (679,524)       (2,552,971)      (1,035,511)

Interest income                     302,192            52,291           421,243          133,021

Interest expense                    (66,208)         (150,340)         (294,247)        (454,236)

Other income (expense), net          (1,992)           (1,919)            4,523           (3,563)
                                 ----------        ----------        ----------       ----------
Loss from continuing
 Operations                        (658,001)         (779,492)       (2,421,452)      (1,360,289)

Discontinued operations:
 Income from discontinued
  operations, net of taxes           30,980         1,389,563         1,381,046        3,012,966
 Gain on disposition of
  discontinued operations,
  net of taxes                   11,184,793                --        11,184,793               --
                                 ----------        ----------        ----------       ----------

Net income                      $10,557,772       $   610,071       $10,144,387      $ 1,652,677
                                 ==========        ==========        ==========       ==========

Basic earnings per common
 share:
  Loss from continuing
   operations                   $     (0.03)      $     (0.04)      $     (0.12)     $     (0.07)
                                 ==========        ==========        ==========       ==========
  Net income                    $      0.52       $      0.03       $      0.50      $      0.08
                                 ==========        ==========        ==========       ==========

Diluted earnings per common
 share:
  Loss from continuing
   operations                   $     (0.03)      $     (0.04)      $     (0.12)     $     (0.07)
                                 ==========        ==========        ==========       ==========
  Net income                    $      0.52       $      0.03       $      0.50      $      0.08
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-basic               20,190,181        20,092,148        20,170,351       20,066,263
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,194,157        20,335,481        20,194,017       20,295,550
                                 ==========        ==========        ==========       ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                           For the nine months ended
                                           -------------------------
                                         September 30,    September 30,
                                            2000             1999
                                         ----------       -------------

Net cash used in operating activities    $ (1,588,649)    $ (1,525,864)
                                          ----------       -----------
Cash flows from investing activities:
   Purchases of property and equipment       (141,678)        (183,808)
   Purchase of intangibles                   (100,000)              --
   Purchases of marketable securities     (13,866,677)              --
                                          -----------       ----------
Net cash used in investing activities     (14,108,355)        (183,808)
                                          -----------       ----------
Cash flows from financing activities:
   Proceeds from disposal of
    discontinued operations                25,000,000               --
   Proceeds from the exercise of common
    stock options and warrants and
    issuance of restricted stock              120,000          229,525
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                       75,595           83,718
   Proceeds from long-term debt                    --        4,000,000
   Repayment of debt                       (3,300,044)      (3,539,168)
                                          -----------       ----------
Net cash provided by financing
 activities                                21,895,551          774,075
                                          -----------       ----------
Net increase (decrease) in cash
 and cash equivalents                       6,198,547         (935,597)
Cash and cash equivalents, beginning
 of the period                              3,705,194        4,088,173
                                          -----------       ----------
Cash and cash equivalents, end
 of the period                           $  9,903,741      $ 3,152,576
                                          ===========       ==========
Cash paid for interest                   $    250,025      $   358,530
                                          ===========       ==========
Non-cash investing activities:
  Change in unrealized appreciation
   of marketable securities              $      7,234      $        --
                                          ===========       ==========

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Advanced Polymer Systems, Inc. and subsidiaries ("the Company" or "APS") as of September 30, 2000 and the results of their operations for the three and nine months ended September 30, 2000 and 1999.

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

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of September 30, 2000 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 1999                               20,119,042
Warrants exercised after December 31, 1999           40,000
Shares issued to Directors after December
 31, 1999                                            10,197
Shares issued under the Employee Stock
 Purchase Plan                                       23,324
                                                 ----------
Total shares                                     20,192,563
                                                 ==========

The following table sets forth the computation of the Company's basic and diluted loss per share:



                              Three Months Ended September 30,   Nine Months Ended September 30,
                              -------------------------------    -------------------------------
                                   2000             1999              2000          1999
                                   ----             ----              ----          ----

Loss from continuing
 operations (numerator)       $  (658,001)     $  (779,492)     $(2,421,452)   $(1,360,289)
                               ==========       ==========       ==========     ==========

Shares calculation
 (denominator):
 Weighted average shares
  outstanding - basic          20,190,181       20,092,148       20,170,351     20,066,263
Effect of dilutive securities:
 Stock options and employee
  stock purchase plan               3,976          225,281           21,584        173,909
 Warrants                              --           18,052            2,082         55,378
                               ----------       ----------       ----------     ----------
 Weighted average shares
  outstanding - diluted        20,194,157       20,335,481       20,194,017     20,295,550
                               ==========       ==========       ==========     ==========

Loss per share - basic        $     (0.03)     $     (0.04)     $     (0.12)   $     (0.07)
                               ==========       ==========       ==========     ==========

Loss per share - diluted      $     (0.03)     $     (0.04)     $     (0.12)   $     (0.07)
                               ==========       ==========       ==========     ==========



The following options with expiration dates ranging from February 13, 2001 to August 8, 2010 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:


                                 Three Months Ended                  Nine Months Ended
                                    September 30,                      September 30,
                                 ------------------                  -----------------
                                 2000             1999              2000             1999
                                 ----             ----              ----             ----

Number outstanding           3,621,859        1,921,411         3,587,109        2,732,738
Range of exercise prices     $3.34-$15.00     $5.56-$15.00      $4.00-$15.00     $5.25-$15.00



(3)  Revenue Recognition
-------------------

Licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees typically allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APS to earn future revenue through royalty payments. The license fees are non-refundable even if the agreements are terminated before their term or APS fails to supply product to the licensee. These license fees are amortized on a straight-line basis over the estimated life of the product to which they relate. When the customer fails to meet applicable contract terms and product supply is no longer required, any unamortized license fees are recognized as revenue.

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

All assets and liabilities relating to the cosmeceutical and toiletry business are reported in the accompanying condensed
Consolidated Balance Sheet as of December 31, 1999 as "Net assets held for sale" and consist of the following:

                                  December 31,
                                     1999
                                  ------------
Inventory                         $ 4,524,347
Prepaid expenses                       59,763
Property, plant & equipment, net    6,023,144
Other intangible assets             1,259,020
Other long-term assets                  4,350
Deferred revenue - short-term        (620,396)
Deferred revenue - long-term       (3,585,746)
                                   ----------
                                  $ 7,664,482
                                   ==========

"Gain on disposal of discontinued operations" in the accompanying condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2000 is reported net of a provision for income taxes of $450,500.

Basic and diluted income per common share from discontinued operations was $0.00 and $0.07 for the three and nine months ended September 30, 2000, respectively. Basic and diluted income per common share from discontinued operations was $0.07 and $0.15 for the three and nine months ended September 30, 1999.

(5)  Comprehensive Income
     --------------------
Comprehensive income for the three and nine months ended
September 30, 2000 consists of the following:



                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                                 2000             1999               2000               1999
                              -------------    -------------      -------------      ------------

Net income                      $10,557,772       $   610,071       $10,144,387      $ 1,652,637

Unrealized holding gains
 arising during the period            7,234                --             7,234               --
                                 ----------        ----------        ----------       ----------

Comprehensive income            $10,565,006       $   610,071       $10,151,621      $ 1,652,637
                                 ==========        ==========        ==========       ==========

See accompanying notes.



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

(7)  Inventory
     ---------

The major components of inventory are as follows:

                       September 30, 2000  December 31, 1999
                       ------------------  -----------------
Raw materials             $44,257           $33,383
Finished goods             23,280            27,267
                           ------            ------
Total inventory           $67,537           $60,650
                           ======            ======

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

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended September 30, 2000
-------------------------------------------------------------------
and 1999
--------

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

Royalties and R&D fees for the three months ended September 30, 2000 totaled $605,000, a decrease of $64,000 from the corresponding quarter of the prior year.

Product revenues relating to sales of analytical standards decreased by $10,000 compared to the corresponding quarter of the prior year.

Gross profit as a percentage of product sales for the third quarter of 2000 represented 59% compared with 50% in the corresponding quarter of the prior year, due mainly to sales mix.

Research and development expense for the quarter ended September 30, 2000 totaled $790,000, an increase of $167,000 over the corresponding quarter of the prior year. This increase was primarily attributable to the cost of materials for pre-clinical trials on the company's proprietary bioerodible drug delivery systems.

Selling and marketing expense for the quarter ended September 30, 2000 totaled $150,000, an increase of $49,000 over the corresponding period of the prior year. This increase was primarily attributable to higher commission expense on sales of analytical standards and higher overhead allocation compared with the prior year. General and administrative expense for the quarter ended September 30, 2000 totaled $722,000, a decrease of $48,000. This decrease was primarily attributable to lower salary expense due to lower headcount.

Interest income for the quarter ended September 30, 2000 was $302,000 compared with $52,000 in the corresponding quarter of the prior year, an increase of $250,000, due to the receipt of $25 million on the divestiture of a portion of the company to R.P. Scherer, Inc. Interest expense for the three months ended September 30, 2000 totaled $66,000, a decrease of $84,000, due to the repayment of all outstanding debt on the receipt of the $25 million from R.P. Scherer.

Income from discontinued operations represents the net contribution attributable to the cosmeceutical and toiletries product lines which were sold to R.P. Scherer Corporation in July 2000. For the three months ended September 30, 2000, the net contribution totaled $31,000, being the contribution earned prior to the closing of the sale transaction in July 2000, compared with $1,390,000 in the third quarter of the prior year. This decrease was primarily due to unabsorbed overhead at the manufacturing facility in Louisiana, resulting from a planned reduction in inventory levels and a shift in sales mix from toiletries to cosmeceutical products which require less Microsponge entrapment.

Results of Operations for the Nine Months Ended September 30, 2000
------------------------------------------------------------------
and 1999
--------

Royalties and R&D fees for the nine months ended September 30, 2000 totaled $1,595,000, a decrease of $128,000 from the corresponding period of the prior year. This decrease was primarily due to the absence of R&D fees in the current period. Product sales for the nine months ended September 30, 2000 totaled $891,000, a decrease of $32,000 or 3%. License and option fees in the year-ago period related to revenues recognized on the exercise of an option and subsequent purchase of a proprietary product line by a third party.

As a percentage of product sales, gross profit increased to 66% from 56% due principally to sales mix.

Research and development expense for the nine months ended September 30, 2000 totaled $2,195,000, an increase of $349,000 over the corresponding period of the prior year. This increase was mainly due to the cost of materials and laboratory supplies for pre-clinical trials on the Company's proprietary bioerodible drug delivery systems.

Selling and marketing expense for the nine months ended September 30, 2000 was $426,000, an increase of $44,000 over the corresponding period of the prior year. This increase is due mainly to higher commission expense on sales of analytical standards and higher allocation costs.

General and administrative expenses for the nine months ended
September 30, 2000 totaled $2,114,000, a decrease of $31,000 due mainly to lower salary expense as a result of lower headcount.

Interest income for the nine months ended September 30, 2000 totaled $421,000, an increase of $288,000 over the corresponding period of the prior year. This increase was due mainly to higher cash balances, resulting from the receipt of $25 million from the sale of the company's cosmeceutical product lines and certain technology rights to topical pharmaceuticals in July 2000. Interest expense for the nine months ended September 30, 2000 totaled $294,000, a decrease of $160,000 from the corresponding period of the prior year. This decrease was mainly due to the repayment of all outstanding debt by the company in July 2000.

Income from discontinued operations for the nine months ended September 30, 2000 totaled $1,381,000, compared with $3,013,000 in the corresponding period of the prior year. This represents the net contribution of the cosmeceutical and toiletries product lines earned prior to the closing of the sale transaction in July 2000.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 2000 were $29,007,000 compared with $19,297,000 at December 31, 1999. Working capital increased to $21,507,000 from $13,135,000. This was due primarily to the sale of the company's cosmeceutical product lines and certain technology rights to topical pharmaceuticals to R.P. Scherer, Inc. for an upfront cash payment of $25 million. The Company could receive up to an additional $26.5 million over the next three years relating to performance milestones of the purchased business.

Cash, cash equivalents and marketable securities increased to $23,803,000 from $3,705,000 at December 31, 1999. During the first nine months of 2000, the Company's operating activities used $1,589,000 compared with $1,526,000 in the corresponding period of the prior year. In the first nine months of 2000, the Company invested approximately $2,195,000 in product research and development.

Trade accounts receivable decreased to $1,212,000 at September 30, 2000 from $3,580,000 due primarily to the sale of the Company's cosmeceutical product lines in July 2000.

Receivables for royalties, license and option fees and R&D fees decreased to $1,072,000 from $1,493,000 at December 31, 1999 due mainly to the collection of the receivable from the sale of proprietary product rights in the year-ago period.

Capital expenditures for the nine months ended September 30, 2000 totaled $142,000 a decrease of $42,000 from the corresponding period of the prior year.

Purchases of marketable securities of $13,867,000 were made using the proceeds of the sale of a portion of the Company to R.P.
Scherer, Inc. for $25 million. These proceeds were also used to repay the Company's outstanding debt in full.

The Company raised $25 million from the sale of its cosmeceutical and toiletries product lines and certain technology rights to topical pharmaceuticals to R.P. Scherer, Inc. in July 2000.

The Company has also financed its operations, including technology and product research and development, from amounts raised in debt and equity financings, the sale of Microsponge and Polytrap delivery systems and analytical standard products, payments received under licensing agreements, and interest earned on short-term investments.

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which amends SAB 101 to defer the effective date of required adoption. In June 2000, the SEC issued SAB 101B which further amends the transition guidance for SAB 101, and extends the implementation date of SAB 101 once more. On October 12, 2000, the SEC staff released a Frequently Asked Questions (FAQ) document to provide additional guidance on implementing SAB No. 101. The FAQ does not change the implementation date of SAB No. 101, or any of the guidance included in the SAB. As amended, SAB 101 is required to be adopted in the fourth quarter of a fiscal year that ends on December 31, 2000, and in first, second, and third quarters, respectively, of fiscal years ending in March, June and September 2001. The Company believes that the adoption of SAB 101 will not have a material effect on its consolidated financial statements.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: a) the definition of employee for purposes of applying Opinion 25, b) the criteria for determining whether a plan qualifies as a noncompensatory plan, c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balance such that we are typically able to hold our investments to maturity. At September 30, 2000, our cash equivalents, and marketable securities included debt securities of $8,011,700. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits: 27 Financial Data Schedules as of and for the nine months ended September 30, 2000 and September 30, 1999.

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


                                     ADVANCED POLYMER SYSTEMS, INC.



Date: November 13, 2000            By:  /S/ Michael O'Connell
     ------------------                -------------------------
                                       Michael O'Connell
                                       President and Chief
                                       Executive Officer



Date: November 13, 2000            By:  /S/ Gordon Sangster
     ------------------                -------------------------
                                       Gordon Sangster
                                       Chief Financial Officer

                             EXHIBIT INDEX

                               Form 10-Q


EXHIBIT         DESCRIPTION

  27            Financial Data Schedules