Form 10-K
period 2000-12-31
ADVANCED POLYMER SYSTEMS INC /DE/
filed 2001-03-26
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from             to
                                    ----------      ----------

                     Commission File Number:  0-16109


                      ADVANCED POLYMER SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)

      Delaware                                       94-2875566
-------------------------------              -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                 Identification Number)

123 Saginaw Drive, Redwood City, California                    94063
-------------------------------------------                ---------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (650) 366-2626
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.        [  ]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2001, was $27,718,756. (1)

As of February 28, 2001, 20,206,065 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 6,346,687 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 28, 2001. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely development, approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs and other factors described below under the headings "APS Technology", "Products", "Manufacturing", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

THE COMPANY
-----------

Advanced Polymer Systems, Inc. and subsidiaries ("APS" or the "Company") is using its patented delivery systems and other proprietary technologies to enhance the safety and effectiveness of prescription products. It has under development patented new drug delivery systems including bioerodible polymers for injectable, implantable and oral drug delivery. Additionally, the company has commercialized its Microsponge(R) system technology in topical products in the market place today. APS holds 102 issued U.S. and foreign patents on its technology and has over 21 other patent applications pending.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987.

Until July 2000, the Company engaged in the manufacturing, marketing and selling of a variety of cosmeceutical and toiletry products to cosmetic companies. In July 2000, the Company sold its cosmeceutical and toiletry product lines, together with certain technology rights to topical pharmaceuticals to R.P. Scherer, a subsidiary of Cardinal Health. The Company received $25 million at closing, and could receive up to an additional $26.5 million over the next three years if certain performance milestones are met.

The major focus for the Company is the development of its families of bioerodible polymers. Such polymers are of increasing interest within the pharmaceutical community for use in both drug delivery applications and as devices. APS has made substantial progress in developing bioerodible polymers that represent a significant improvement over existing drug delivery systems. The major point of difference is that the APS polymers have been specifically designed as drug delivery devices and for this reason they are very versatile. The Company has demonstrated that erosion times can be varied from days to months and that mechanical properties can be adjusted to produce materials ranging from semi-solid at room temperature to hard. In addition, the synthesis is reproducible, can be easily scaled up and the polymer is stable at room temperature, provided it is stored under anhydrous conditions. In previous studies, the polymer was observed to erode to completion and, once the drug was released, no polymer remained.

The Company's current areas of focus for the use of its bioerodible technologies are in pain management, orthopedic applications and delivery of therapeutic proteins, peptides and DNA. The Company is also developing bioerodible polymer systems that have the potential to carry anti-cancer drugs preferentially to solid tumors. Such a targeted delivery would make possible high drug concentration in a tumor without excessive concentration in normal tissue, thus greatly decreasing the serious side effects of cancer chemotherapy.

Ethical topical products in the marketplace utilize the Company's
Microsponge(R) Systems as reservoirs releasing active ingredients over an extended period of time. The resulting benefits include extended efficacy and reduced skin irritation.

In February 1997, the Company received FDA marketing clearance for the first ethical pharmaceutical product based on its patented Microsponge technology, Retin-A(R) Micro(TM), which has been licensed to Ortho-McNeil Pharmaceutical Corporation, a member of the Johnson & Johnson family of companies. This product was launched in March 1997. The Company has also licensed to Dermik, an Aventis company, a Microsponge-based formulation incorporating 5-fluorouracil for the treatment of actinic keratoses, a pre-cancerous skin condition. The New Drug Application ("NDA") was approved in the fourth quarter of 2000 and the product was launched in the first quarter of 2001 under the brand name Carac(TM). This new product has a number of advantages over existing topical therapies, including less irritation with shorter duration of therapy and reduced dosage frequency.

Additionally, the Company is utilizing its patented Microsponge systems in the development of oral delivery systems for improved bioavailability. There are many drugs that have a very low rate of solubilization and whose efficacy could be substantially improved if their rate of solubilization and hence bioavailability could be increased. The Company is still in early research and development stages, but has successfully concluded significant in vitro and preliminary in vivo studies which indicate that a Microsponge system enhances the rate of dissolution of poorly water-soluble drugs.

Also in development are modified Microsponge systems that are able to deliver drugs to the colon. This could provide much better treatment of a number of diseases including ulcerative colitis and chronic constipation. A feasibility study in humans has demonstrated that the APS system is capable of bypassing degradation in the stomach and small intestine and releasing drugs throughout the length of the colon.

APS TECHNOLOGY
--------------

The Company has made a significant investment in the development of bioerodible drug delivery systems. Specifically, the Company has developed three families of polymers, each with unique attributes. The first family is known collectively as poly(ortho esters) under the trademark Biochronomer(TM); polymers in the second family are known collectively as block copolymers of poly(ortho esters) and poly(ethylene glycol) under the trade name Erodomer(TM); and polymers in the third family are known collectively as polyacetals. The first two polymer families are covered by US 5,968,543, issued October 19, 1999 and US 5,939,453, issued August 17, 1999. Both are broad composition of matter patents. A number of other patents have been filed.

Work at the Company with bioerodible polymers used as drug delivery vehicles is in early stages of development. Toxicology studies are nearing completion, scaled up synthesis and GMP manufacturing procedures are completed, and pre-clinical studies are in progress.

Current product development work takes full advantage of the versatility of these materials, and is exemplified by forms that are injectable semi-solids into which drugs can be incorporated by a simple mixing procedure, as well as solid devices that can be fabricated at temperatures low enough to allow the incorporation of materials such as proteins that require mild fabrication conditions.

The Company is also developing water-soluble polymers with the intent to maximize the concentration of anti-cancer agents in solid tumors and to minimize their concentration in healthy tissue. Two such approaches are currently under development. In one approach, drugs are chemically attached to a water-soluble polyacetal. The resulting compound is injected intravenously where it accumulates in the tumor and releases the chemically attached drug. In the second approach, micelles formed from block copolymers of poly(ortho esters) and poly(ethylene glycol) are used to entrap hydrophobic drugs. The micelles are then injected intravenously and carry the entrapped drug to the solid tumor. The latter approach has the benefit of not chemically altering the drug.

The Company is also developing biodegradable devices based on poly(ortho esters). Because both mechanical properties and erosion rates can be controlled, these polymers are emerging as promising materials for the construction of orthopedic devices for soft and hard tissue fixation, as devices useful in cardiovascular applications such as stent coatings and in the development of scaffolding materials used in tissue engineering. In all of these applications, the ability to also deliver drugs is a distinct advantage.

The Company's Microsponge technology is a highly crosslinked copolymer system that is completely inert, thus allowing a wide range of fabrication methods. It is currently used as a topical delivery system for prescription drugs and has potential for oral delivery applications. Its success as a topical delivery system for drugs that can cause a high degree of irritation is based on the incorporation of Microsponge systems into an ointment in which the drug being delivered has only limited solubility. In these systems, the Microsponge system acts as a reservoir to replenish the drug dissolved in the ointment as it penetrates the skin.

In oral applications, the Microsponge system has been shown to increase the rate of solubilization of poorly water-soluble drugs by entrapping such drugs in the Microsponge system's pores. Because these pores are very small, the drug is in effect reduced to microscopic particles and the significantly increased surface area thus greatly increases the rate of solubilization. An added benefit is that the time it takes the Microsponge system to traverse the small and large intestine is significantly increased thus maximizing the amount of drug that is absorbed.

In another oral application, the Microsponge system is incorporated into a matrix that is designed to disintegrate only in the colon by taking advantage of the unique environment found in the colon. Using human subjects the Company has demonstrated that this system performs as designed and preliminary evidence shows that drug is released from this delivery system as it traverses the entire length of the colon.

PRODUCTS
--------

APS' efforts in pharmaceutical markets include additional applications using the Company's technology which are under development, as noted below.

Ethical Pharmaceuticals
-----------------------

APS defines ethical pharmaceutical products as prescription products which are promoted primarily through the medical profession. The Company is developing several pharmaceutical products which will require marketing clearance from the FDA before they can be sold in the United States. The Company believes that the benefits offered by its delivery systems will create valuable product differentiation and improvements in this large and profitable market. Results from various clinical studies reaffirm that this technology offers the potential to reduce drug side effects, maintain or improve therapeutic efficacy and potentially increase patient compliance with a less frequent treatment regimen.

The following ethical dermatological products have been developed and commercialized:

Tretinoin Acne Medication. In February 1997, the Company received FDA approval for Microsponge-entrapped tretinoin for improved acne treatment. Tretinoin has been marketed in the U.S. by Ortho Dermatological, a Johnson & Johnson ("J&J") subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. The Company believes its patent-protected approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A(R) Micro (TM). The company receives royalty income based on the sales of this product over the life of the applicable patents.

During 1999, Ortho also filed an NDA in Canada for this formulation and completed Phase III clinical trials in Europe in preparation for a European Union filing. Additionally, Ortho completed Phase III clinical trials in the U.S.A. on a second Retin-A Micro formulation and is preparing an NDA filing for the product.

5-Fluorouracil. In the fourth quarter of 2000, Dermik Laboratories, an Aventis company, received marketing clearance for an NDA for an APS-developed formulation containing Microsponge-entrapped 5-fluorouracil (5-FU) for the treatment of actinic keratoses. This product was launched under the trade name Carac(TM) in the first quarter of 2001. The Company receives royalty income based on the sales of this product over the life of the applicable patents. The Company also expanded its agreement with Dermik to include two additional indications in return for milestone payments and royalties upon successful development.

Other Product Applications
--------------------------

While not the principal focus of APS development efforts, other products could benefit from the value-added application of the Company's polymer technology. To date, the Company has applied its technology to its analytical standards business.

Analytical Standards. APS initially developed microspheres (precursors to the Microsponge system) for use as a testing standard for gauging the purity of municipal drinking water. Marketed by APS nationwide, these microspheres are suspended in pure water to form an accurate, stable, reproducible turbidity standard for the calibration of turbidimeters used to test water purity.

The Company has also developed standards for industrial use for the calibration of spectrophotometers and colorimeters.

MARKETING
---------

A key part of APS' business strategy is to ally the Company with pharmaceutical partners. The Company has therefore negotiated agreements covering Microsponge delivery systems and the marketing of formulated products. The Company is now engaged in several feasibility studies relating to its bioerodible polymer systems.

In general, APS grants limited marketing exclusivity in defined markets for defined periods to its partners. However, after development is completed and a partner commercializes a formulated product utilizing the Company's delivery systems, APS can exert only limited influence over the manner and extent of the client's marketing efforts.

The Company's key relationships are set forth below:

Johnson & Johnson Inc. In May 1992, APS and Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, entered into a development and license agreement related to tretinoin-based products incorporating APS' Microsponge technology. As part of the agreement, certain license fees and milestone payments were paid by Ortho to APS. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APS Microsponge system. Ortho's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by the Company.

In February 1997, APS received FDA marketing clearance for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product has been marketed by Ortho Dermatological since March 1997 as Retin-A(R) Micro
(TM). APS received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment which was recognized as revenue and half as prepaid royalties which was recorded as deferred revenues.

Dermik. In March 1992, APS and Dermik, a subsidiary of Aventis Pharmaceuticals, formerly known as Rhone-Poulenc Rorer, restructured their 1989 joint venture agreement. Under the new terms, Aventis received 705,041 shares of APS stock. Furthermore, Aventis agreed to continue funding the exploration and development of certain dermatological applications of APS' technology in exchange for exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses, pre-cancerous skin lesions. In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with APS to cover two additional applications, in return for milestone payments and royalties upon successful development. In the fourth quarter of 2000 Dermik received FDA marketing clearance for the product which was launched under the trade name Carac(TM) in the first quarter of 2001. Dermik's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by the Company.

GOVERNMENT REGULATION
---------------------

Ethical Products
----------------

In order to clinically test, produce and sell products for human therapeutic use, mandatory procedures and safety evaluations established by the FDA and comparable agencies in foreign countries must be followed. The procedure for seeking and obtaining the required governmental clearances for a new therapeutic product includes pre-clinical animal testing to determine safety and efficacy, followed by human clinical testing. This can take many years and require substantial expenditures. In the case of third party agreements, APS expects that its corporate partner will partially fund the testing and the approval process with guidance from APS. The Company intends to seek the necessary regulatory approvals for its proprietary products as they are developed.

PATENTS AND TRADE SECRETS
-------------------------

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APS has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company has a total of 10 issued U.S. patents and an additional 92 issued foreign patents. Currently, the Company has over 21 pending patent applications worldwide.

Although the Company believes the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, or that any patent applications will result in issued patents of commercial value, or that APS' technology will not be held to infringe patents held by others.

APS relies on unpatented trade secrets and know-how to protect certain aspects of its production technologies. APS' employees, consultants, advisors and corporate partners have entered into confidentiality agreements with the Company. These agreements, however, may not necessarily provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure. In addition, others may obtain access to, or independently develop, these trade secrets or know-how.

COMPETITION
-----------

In the development of bioerodible poly(ortho esters) for implantation applications, there is competition from a number of other bioerodible systems, especially polymers based on lactic and glycolic acid and to a lesser extent, polyanhydrides. The Company believes that its proprietary bioerodible Biochronomer(TM) polymers have a number of important advantages. Among these are ease of synthesis, ability to control within wide limits both erosion times and mechanical properties and the simultaneous drug delivery and erosion process, resulting in complete polymer disappearance when all the drug has been delivered.

The attribute of the second family of bioerodible polymers, the block copolymers of poly(ortho esters) and poly(ethylene glycols) is that a hydrophobic (water-hating) bioerodible segment can be connected to a water-soluble segment. There are other such polymers, but the Company believes that its proprietary material is superior because the hydrophobic poly(ortho ester) segment can greatly increase the efficiency of drug entrapment making transport to tumors much more effective.

The third family of bioerodible polymers, the water-soluble polyacetals with chemically bound drugs for transport to tumors also competes with alternate polymer systems. However, the Company believes that its proprietary polymer system is superior because it is degradable and can be easily eliminated from the body.

Microsponge polymers, by virtue of their highly porous structure, are versatile delivery systems for topical and oral applications.

In topical applications, there is competition from many transdermal systems currently in the marketplace, or in development, as well as other microparticulate systems such as liposomes, microcapsules and microspheres. However, in topical applications, Microsponge systems are particularly versatile because the active agent can be entrapped within the pores of the Microsponge polymer and the release rate of the active agent can be controlled by changes in the composition of the vehicle that contains the Microsponge polymer. This is not the case with transdermal delivery systems or with liposomes, microcapsules and microspheres that require a complete change in composition to achieve desired delivery rates.

For oral applications, there are a number of systems that deliver active agents directly to the colon. However, many such systems are based on transit time through the gastrointestinal tract and it is well known that such transit times are variable so that delivery to the colon cannot be reproducibly achieved. There are also systems under development that rely, as do the Microsponge systems, on the unique environment of the colon to trigger release. However, such competing systems are based on materials that are not approved for human use, while the Microsponge colonic delivery system is based on approved materials with the exception of Microsponge polymers for which extensive toxicological data are available.

The use of Microsponge polymers to achieve enhanced dissolution rates of poorly water-soluble drugs competes with many approaches that reduce the solid drug to very small particles. However, preliminary indications of using the Microsponge polymer approach to enhance dissolution rates indicate that a much greater reduction in particle size is possible and that agglomeration, common with many competing systems, may not be a problem.

HUMAN RESOURCES
---------------

As of February 28, 2001, the Company had 27 full-time employees, 5 of whom hold PhDs. There were 12 employees engaged in research and development and quality control, 8 in production and sales activities and 7 working in finance, marketing, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.

Item  2.  PROPERTIES

The Company leases 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The annual rent expense for the Redwood City facility is approximately $587,000.

The Company occupied a production facility and warehouse in Lafayette, Louisiana which was sold to R.P. Scherer in July 2000. The construction of the facility in 1986 was financed primarily by 15-year, tax-exempt industrial development bonds. In 1995, the Company extinguished the bond liability through an "insubstance defeasance" transaction by placing U.S. government securities in an irrevocable trust to fund all future interest and principal payments.

The Company's existing research and development and administrative facilities are not yet being used at full capacity and management believes that such facilities are adequate and suitable for its current and anticipated needs.

Item  3.  LEGAL PROCEEDINGS

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
          MATTERS

Shares of the Company's common stock trade on the Nasdaq National Market, under the symbol APOS. As of February 28, 2001, there were 487 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


2000             High      Low      1999               High     Low
----------------------------------------------------------------------
First Quarter   6 1/2      3 11/32  First Quarter      5 5/8    4 1/8
Second Quarter  5 1/4      3 1/4    Second Quarter     7 1/4    4 1/8
Third Quarter   4 1/8      2 1/8    Third Quarter      7 1/8    3 7/8
Fourth Quarter  3 9/16     1 3/4    Fourth Quarter     4 3/4    2 3/4


Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31,                     2000       1999      1998     1997     1996
----------------------------------------------------------------------------
Statements of Operations Data
-----------------------------
Product revenues               $ 1,163    1,210     1,131     1,273    1,325
Royalties                        2,081    2,025     1,724     1,150       --
Consumer products                   --       --        --        --   10,468
License, R&D and option fees       122    1,462       219     1,500       --
Cost of sales                      496      532       321       676    6,958
Research and development, net    3,713    2,471     2,371     2,354    1,875
Selling, marketing and
  advertising                      594      496       385       595    6,450
General and administrative       2,869    2,946     2,165     2,797    2,589
Loss from continuing operations (3,758)  (2,138)   (2,746)   (3,252)  (7,005)
Income (loss) from discontinued
  operations                     1,163    4,510     5,271     1,444   (3,376)
Gain on disposition of
  discontinued operations       11,147       --        --        --       --
Net income (loss)                8,552    2,372     2,525    (1,808) (10,381)

Basic (loss) income per
  common share:
Loss from continuing
  operations                   $ (0.19)   (0.11)    (0.14)    (0.17)   (0.39)
Net income (loss)              $  0.42     0.12      0.13     (0.10)   (0.58)
Diluted (loss) income per
  common share:
Loss from continuing
  operations                   $ (0.19)   (0.11)    (0.14)    (0.17)   (0.39)
Net income (loss)              $  0.42     0.12      0.12     (0.10)   (0.58)
Weighted average common
  shares outstanding - basic    20,179   20,079    19,854    18,779   17,987
Weighted average common
  shares outstanding - diluted  20,213   20,252    20,381    19,815   19,494


Balance Sheet Data
------------------

Working capital                $20,087   13,192     2,456     3,372    2,371
Total assets                    26,996   19,296    17,582    18,052   13,441
Long-term debt, excluding
  current portion                   --    2,409        --     3,055    5,579
Shareholders' equity            21,159   12,036     9,036     4,113        7


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS ARE ROUNDED TO NEAREST THOUSAND)

The following tables summarize highlights from the statements of operations expressed as a percentage change from the prior year and as a percentage of product revenues.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------
                            For the Years Ended December 31,  Annual % Change
                            --------------------------------  ---------------
                               2000      1999      1998       00/99    99/98
                              ------    ------    ------      -----    -----
Product revenues             $ 1,163     1,210     1,131        (4%)      7%
Royalties                      2,081     2,025     1,724         3%      17%
License, R&D and option fees     122     1,462       219       (92%)    568%
                              ------    ------    ------
  Total revenues               3,366     4,697     3,074       (28%)     53%

Cost of sales                    496       532       321        (7%)     66%
Research and development, net  3,713     2,471     2,371        50%       4%
Selling and marketing            594       496       385        20%      29%
General and administrative     2,869     2,946     2,165        (3%)     36%

                                    2000        1999        1998
                                    ----        ----        ----
Expenses expressed as a percentage
  of total revenues:
Cost of sales                        15%         11%         10%
Research and development, net       110%         53%         77%
Selling and marketing                18%         11%         13%
General and administrative           85%         63%         70%

Results of Operations for the years ended December 31, 2000 and 1999
--------------------------------------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely development, approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs, and other risks described below or identified from time to time in the Company's Securities and Exchange Commission filings.

The Company's revenues are derived principally from product sales, license fees, royalties and R&D fees. Under strategic alliance arrangements entered into with certain corporations, APS can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales. Until July 25, 2000, the Company manufactured and sold Microsponge(R) and Polytrap(R) delivery systems for use by customers in a variety of personal care and cosmetic products. On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc.

Royalties for 2000 increased by 3% to $2,081,000 from $2,025,000 in the prior year. This increase related to increased sales of Retin-A(R) Micro(TM) by Ortho Dermatological, a Johnson and Johnson company. Product revenues for 2000 relating to sales of analytical standards decreased by 4% or $47,000 to $1,163,000 from $1,210,000 in the prior year. License, R&D and option fees of $122,000 decreased by $1,340,000 from $1,462,000 in the prior year due mainly to the absence of revenues from the sale of a proprietary product line in the prior year.

Gross profit on sales of analytical standards increased from 56% to 57% due mainly to lower production labor costs resulting from staff turnover.

Research and development expense for 2000 increased by $1,242,000 or 50% over the prior year to $3,713,000 due mainly to the initiation of preliminary toxicology studies on the Company's bioerodible Biochronomer(TM) delivery systems.

Selling and marketing expense for 2000 increased by $98,000 or 20% over the prior year to $594,000 due mainly to higher commission expense on sales of analytical standards and higher overhead allocation compared with the prior year.

General and administrative expense decreased by 3% or $77,000 from the prior year to $2,869,000 due mainly to reduced travel expenses and outside services.

Interest income for 2000 increased by $616,000 or 307% over the prior year to $817,000 due mainly to the receipt of $25 million in July 2000 as proceeds from the sale of the Company's cosmeceutical and toiletries product lines to R.P. Scherer Corporation. Interest expense for 2000 decreased by $291,000 or 50% to $294,000 due to the repayment of all outstanding debt on the receipt of the $25 million from R.P. Scherer.

Income from discontinued operations represents the net contribution attributable to the cosmeceutical and toiletries product lines which were sold to R.P. Scherer Corporation in July 2000. For the year 2000, the net contribution totaled $1,163,000, being the contribution earned in the seven months prior to the closing of the sale transaction in July 2000, compared with $4,510,000 in the full twelve months of the prior year. This decrease was also due to unabsorbed overhead at the manufacturing facility in Louisiana, resulting from a planned reduction in inventory levels and a shift in sales mix from toiletries to cosmeceutical products which require less Microsponge entrapment.

Results of Operations for the years ended December 31, 1999 and 1998
--------------------------------------------------------------------

Royalties for 1999 increased by 17% or $301,000 to $2,025,000 due mainly to increased sales of Retin-A Micro by Ortho Dermatological, a Johnson and Johnson company. Product revenues from sales of analytical standards increased by 7% or $78,000 to $1,210,000 due mainly to increased sales of calibration equipment compared to the prior year. License, R&D and option fees increased by $1,243,000 to $1,462,000 over the prior year due to revenues from the one-time sale of a proprietary product line in 1999.

Gross profit on sales of analytical standards for 1999 decreased from 72% in 1998 to 56% due mainly to sales mix, as revenues included higher sales of low margin equipment.

Research and development expense, net, for 1999 increased by 4% or $100,000 to $2,471,000 due mainly to increased headcount and overhead allocation resulting from the Company's relocation to new offices and laboratories in 1999.

Selling and marketing expense increased by 29% or $111,000 to $496,000 due to increased overhead allocation resulting from the Company's relocation to new offices in 1999.

General and administrative expense in 1999 increased by 36% or $781,000 to $2,946,000 due mainly to increased professional, directors and investor relations fees.

Interest expense in 1999 decreased by 27% or $220,000 to $585,000 due mainly to scheduled principal repayments during the year. Interest income for 1999 decreased by 18% or $45,000 to $201,000 due to lower average cash balances during the year.

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 2000 were $26,996,000 compared with $19,297,000 at December 31, 1999. Working capital increased to $20,087,000 from $13,192,000 for the same period and cash, cash equivalents and marketable securities increased to $22,523,000 from $3,705,000. For the year ended December 31, 2000, the Company's operating activities used $3,116,000 of cash compared to $842,000 in the prior year. The Company invested approximately $3,713,000 in product research and development.

Accounts receivable, net of allowances, decreased to $491,000 at December 31, 2000 from $3,580,000 at December 31, 1999 due primarily to the sale of the Company's cosmeceutical product lines in July 2000.

Capital expenditures for the year ended December 31, 1999 totaled $179,000 compared to $176,000 in the prior year.

Purchases of marketable securities of $18,854,000 were made using the proceeds from the sale of its cosmeceutical and toiletries product lines and certain technology rights to topical pharmaceuticals to R.P. Scherer, Inc. for $25 million in July 2000. These proceeds were also used to repay the Company's outstanding debt in full.

In the current year, the Company has also financed its operations, including technology and product research and development, from the sale of Microsponge and Polytrap delivery systems and analytical standard products, payments received under licensing agreements, and interest earned on short-term investments.

The Company's existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and R&D fees, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. The Company anticipates that adoption of this statement will not have a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 (FIN 44). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000 until the fourth quarter of 2000. The implementation of the provisions of SAB 101 did not have a material impact on the financial position or results of operations of the Company.

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. APS does not use derivative financial instruments in our investment portfolio. The Company manages its interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. The Company also manages its interest rate risk by maintaining sufficient cash and cash equivalent balance such that it is typically able to hold its investments to maturity. At December 31, 2000, the Company's cash equivalents, and marketable securities include corporate and other debt securities of $22,285,662. Notwithstanding its efforts to manage interest rate risks, there can be no assurances that it will be adequately protected against the risks associated with interest rate fluctuations.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Advanced Polymer Systems, Inc.
Consolidated Balance Sheets
---------------------------

                                                December 31,
                                         -------------------------
                                            2000           1999
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  6,493,336      3,705,194
 Marketable securities                    16,029,320             --
 Accounts receivable less allowance
  for doubtful accounts of $223,235 and
  $27,301 at December 31, 2000 and 1999,
  respectively                               490,578      3,580,026
 Receivables for royalties, license fees
  and R&D fees                             1,200,554      1,492,634
 Inventory                                    71,079         60,650
 Advances to officers and employees           34,018         84,632
 Prepaid expenses and other                  730,964        319,206
 Assets held for sale                             --      7,721,958
                                          ----------     ----------
  Total current assets                    25,049,849     16,964,300

Property and equipment, net                1,795,313      1,990,309
Other long-term assets                       151,000        342,047
                                          ----------     ----------
Total Assets                            $ 26,996,162     19,296,656
                                          ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                       $    329,305      1,029,534
 Accrued expenses                          1,499,552      1,263,186
 Accrued disposition costs                 2,488,242             --
 Income taxes payable                        255,358         13,480
 Current portion - long-term debt                 --        891,111
 Deferred revenue                            390,201        575,000
                                          ----------     ----------
    Total current liabilities              4,962,658      3,772,311

Deferred revenue - long-term                 874,250      1,079,644
Long-term debt                                    --      2,408,933
                                          ----------     ----------
Total Liabilities                          5,836,908      7,260,888

Commitments and Contingencies
(Notes 4 and 9)

Shareholders' Equity:
 Preferred stock, authorized 2,500,000
  shares; none issued or outstanding at
  December 31, 2000 and 1999                      --             --
 Common stock, $.01 par value,
  authorized 50,000,000 shares; issued
  and outstanding 20,206,064 and
  20,119,042 at December 31, 2000 and
  1999, respectively                         202,061        201,190
 Deferred compensation                       (79,890)      (299,578)
 Additional paid-in capital               85,901,145     85,629,340
 Accumulated deficit                     (64,942,829)   (73,495,184)
 Accumulated other comprehensive
  income                                      78,767             --
                                          ----------     ----------
Total Shareholders' Equity                21,159,254     12,035,768
                                          ----------     ----------
Total Liabilities and Shareholders'
 Equity                                 $ 26,996,162     19,296,656
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

Advanced Polymer Systems, Inc.
Consolidated Statements of Operations
-------------------------------------

                                              Years Ended December 31,
                                              ------------------------
                                          2000          1999          1998
                                          ----          ----          ----
Revenues
 Product revenues                    $ 1,162,537     1,209,914     1,131,582
 Royalties                             2,081,025     2,024,817     1,724,055
 License, R&D and option fees            122,297     1,461,842       218,600
                                      ----------    ----------    ----------
   Total revenues                      3,365,859     4,696,573     3,074,237

Expenses
 Cost of sales                           496,439       532,470       321,116
 Research and development, net         3,713,089     2,471,144     2,370,871
 Selling and marketing                   594,226       496,054       384,704
 General and administrative            2,868,935     2,945,594     2,164,870
                                      ----------    ----------    ----------
    Operating loss                    (4,306,830)   (1,748,689)   (2,167,324)
                                      ----------    ----------    ----------

Interest expense                        (294,374)     (585,313)     (805,364)
Interest income                          816,864       200,650       246,260
Other income (expense), net               26,224        (4,157)      (19,252)
                                       ---------     ---------    ----------

Loss from continuing operations       (3,758,116)   (2,137,509)   (2,745,680)

Income from discontinued operations    1,162,984     4,509,896     5,270,721
Gain on disposition of discontinued
  operations, net of taxes            11,147,487            --            --
                                      ----------    ----------    ----------

Net income                           $ 8,552,355     2,372,387     2,525,041
                                      ==========    ==========    ==========

Basic (loss) income per common
  share:
 Loss from continuing operations     $     (0.19)        (0.11)        (0.14)
                                      ==========    ==========    ==========
 Net income                          $      0.42          0.12          0.13
                                      ==========    ==========    ==========
Diluted (loss) income per common
  share:
 Loss from continuing operations     $     (0.19)        (0.11)        (0.14)
                                      ==========    ==========    ==========
 Net income                          $      0.42          0.12          0.12
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - basic                 20,179,280    20,078,912    19,854,103
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - diluted               20,213,095    20,252,381    20,380,832
                                      ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

Advanced Polymer Systems, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
------------------------------------------------------------------------

For the Years Ended December 31, 2000, 1999 and 1998

                                                                                  Accumulated
                                                                                    Other
                                                         Additional                Compre-
                          Common Stock     Deferred       Paid-In    Accumulated   hensive       Shareholders'
                        Shares    Amount   Compensation   Capital      Deficit     Income          Equity
                     ---------- --------   ---------     ----------- -----------  ------------   ------------
Balance, December
 31, 1997            19,464,821 $194,648          --     $82,310,746 $(78,392,612)          --   $ 4,112,782
                     ----------  -------   ---------      ----------  -----------     --------    ----------
Options exercised        79,598      796          --         413,072           --           --       413,868
Fair value of
 stock options
 issued to
 non-employees               --       --         --           42,200           --           --        42,200
Restricted
 stock awards           100,000    1,000   (599,151)         599,151           --           --         1,000
Amortization of
 restricted stock            --       --     99,857               --           --           --        99,857
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           38,614      386         --          190,249           --           --       190,635
Warrants exercised      310,278    3,103         --        1,647,576           --           --     1,650,679
Net income                   --       --         --               --    2,525,041           --     2,525,041
                     ----------  -------   --------        ---------  -----------     --------    ----------
Balance, December
 31, 1998            19,993,311 $199,933  $(499,294)     $85,202,994 $(75,867,571)          --   $ 9,036,062
Options exercised         3,719       37         --           19,489           --           --        19,526
Fair value of
 stock issued to
 non-employees            8,506       85         --           37,415           --           --        37,500
Amortization of
 restricted stock            --       --    199,716               --           --           --       199,716
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           43,506      435         --          160,142           --           --       160,577
Warrants exercised       70,000      700         --          209,300           --           --       210,000
Warrants expired             --       --         --               --           --           --            --
Net income                   --       --         --               --    2,372,387           --     2,372,387
                     ----------  -------   --------        ---------  -----------     --------    ----------
Balance, December
 31, 1999            20,119,042 $201,190  $(299,578)     $85,629,340 $(73,495,184)          --   $12,035,768

Comprehensive
 income:
  Net income                 --       --         --               --    8,552,355           --     8,552,355
  Net unrealized
   holding gain
   on marketable
   securities                --       --         --               --          --        78,767        78,767
                                                                                                  ----------
Comprehensive
 income                                                                                            8,631,122
                                                                                                  ----------

Fair value of
 stock issued to
 non-employees           10,197      102         --           40,398           --           --        40,500
Amortization of
 restricted stock            --       --    219,688               --           --           --       219,688
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           36,825      369         --          111,807           --           --       112,176
Warrants exercised       40,000      400         --          119,600           --           --       120,000

                     ----------  -------   --------        ---------  -----------     --------    ----------
Balance, December
 31, 2000            20,206,064 $202,061  $ (79,890)     $85,901,145 $(64,942,829)   $  78,767   $21,159,254
                     ==========  =======   ========       ==========  ===========     ========    ==========

See accompanying notes to consolidated financial statements.

Advanced Polymer Systems, Inc.
Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Years Ended December 31,
                                                  --------------------------------------
                                                      2000         1999         1998
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net income                                     $  8,552,355     2,372,387    2,525,041
 Adjustments to reconcile net income to net
  cash used in operating activities:
    Gain on disposition of discontinued
      operations                                 (11,147,487)           --           --
    Depreciation and amortization                    374,962       379,978      378,480
    Provision for doubtful accounts                  206,968         7,891       38,830
    Amortization of deferred revenue                (390,193)     (131,211)    (306,014)
    Stock compensation awards to non-employees        40,500        37,500       42,200
    Restricted stock awards                          179,745       199,716      100,857
    Amortization of premium/discount and
      accretion of marketable securities            (101,531)           --           --
    Changes in operating assets and liabilities:
    Accounts receivable                            2,882,480    (1,055,390)    (283,060)
    Receivables for royalties, license fees
      and R&D fees                                   292,080       804,218   (1,196,484)
    Inventory                                        (10,429)       (1,627)          35
    Advances to officers and employees                50,614       254,315     (242,241)
    Prepaid expenses and other                      (411,758)       96,933     (162,596)
    Other long-term assets                           191,047      (166,680)      71,288
    Accounts payable                                (700,229)      205,899     (288,452)
    Accrued expenses                                 236,366      (318,203)  (1,775,012)
    Accrued disposition costs                     (2,946,589)           --           --
    Income taxes payable                            (208,622)       13,480           --
    Accrued settlement liability                          --    (1,300,000)    (500,000)
                                                  ----------     ---------   ----------
Net cash (used in) provided by
 continuing activities                            (2,909,721)    1,399,206   (1,597,128)
Cash used in discontinued operations                (206,281)   (2,241,348)  (1,142,699)
                                                  ----------     ---------   ----------
Net cash used in operating activities             (3,116,002)     (842,142)  (2,739,827)
                                                  ----------     ---------   ----------

Cash flows from investing activities:
 Proceeds from disposition of discontinued
   operations                                     25,000,000            --           --
 Purchases of property and equipment                (178,966)     (175,524)  (1,575,814)
 Purchases of marketable securities              (18,854,008)           --           --
 Maturities of marketable securities               3,004,986            --           --
                                                  ----------     ---------   ----------
Net cash provided by (used in) investing
  activities                                       8,972,012      (175,524)  (1,575,814)
                                                  ----------     ---------   ----------

Cash flows from financing activities:
  Repayment of long-term debt                     (3,300,044)   (3,755,416)  (2,523,389)
  Proceeds from long-term debt and warrants
    issued                                                --     4,000,000           --
  Proceeds from the exercise of common
    stock options and warrants                       120,000       229,526    2,064,547
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                 112,176       160,577      190,635
                                                  ----------     ---------   ----------
Net cash provided by (used in) financing
  activities                                      (3,067,868)      634,687     (268,207)
                                                  ----------     ---------   ----------

Net increase (decrease) in cash and cash
  equivalents                                      2,788,142      (382,979)  (4,583,848)
Cash and cash equivalents at the beginning
  of the year                                      3,705,194     4,088,173    8,672,021
                                                  ----------     ---------   ----------
Cash and cash equivalents at the end of
  the year                                       $ 6,493,336     3,705,194    4,088,173
                                                  ==========     =========    =========
Cash paid in interest                            $   244,243       478,375      559,664
                                                  ==========     =========    =========
Cash paid in taxes                               $   244,044        51,500       39,621
                                                  ==========     =========    =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
--------------------------------

Note 1   Business

Advanced Polymer Systems, Inc. ("APS" or the "Company") develops, manufactures and sells patented delivery systems to enhance the safety and effectivenes of prescription products. Projects are currently conducted under development and licensing arrangements with pharmaceutical companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery, and certain oral applications.

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million up-front and could receive up to an additional $26.5 million over the next three years relating to the performance milestones of the cosmeceutical and toiletry business (Note 12).

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Premier, Advanced Consumer Products, Inc. ("ACP") and APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities
------------------------------------------

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, the Company considers all short-term investments that have original maturities of less than three months to be cash equivalents. Investments with original maturities longer than three months are classified as marketable securitites. Short-term investments consist primarily of commercial paper, bankers acceptances, master notes, repurchase agreements and corporate debt securities. The Company has classified all its investments in certain debt and equity securities as "available-for-sale".

Financial Instruments
---------------------

The carrying value of financial instruments, including marketable securities and accounts receivable, approximate fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. The Company invests excess cash in a variety of high grade short-term, interest-bearing securities. This diversification of risk is consistent with our policy to ensure safety of principal and maintain liquidity.

The Company's investments are recorded at fair value with unrealized holding gains and losses reported as a separate component of shareholders' equity.

Inventory
---------

Inventory is stated at the lower of cost or market value, utilizing the average cost method.

Assets Held for Sale
--------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million up-front and could receive up to an additional $26.5 million over the next three years relating to the performance milestones of the cosmeceutical and toiletry business (Note 12).

All assets and liabilities relating to the cosmeceutical and toiletry business are reported in the accompanying condensed Consolidated Balance Sheet as of December 31, 1999 as "Net assets held for sale" and consist of the following:

                                  December 31,
                                     1999
                                  ------------
Inventory                         $ 4,524,347
Prepaid expenses                       59,763
Property, plant & equipment, net    6,040,767
Other intangible assets             1,259,020
Other long-term assets                 44,203
Deferred revenue - short-term        (620,396)
Deferred revenue - long-term       (3,585,746)
                                   ----------
                                  $ 7,721,958
                                   ==========

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: equipment and machinery, 5 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the shorter of the respective lease terms or the respective useful lives of the leasehold improvements.

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

Stock-Based Compensation
------------------------

The Company follows the provisions of SFAS No. 123 "Accounting for Stock Based Compensation" and has elected to account for stock-based compensation related to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan.

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

The Company has licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period. The license agreements provide for APS to earn future revenue through royalty payments. The license fees are non-refundable even if the agreements are terminated before their term. These amounts are reported as deferred revenues and amortized over the estimated life of the product to which they relate. Amortization of license fees are classified as License, R&D and Option Fees in the accompanying consolidated statements of operations.

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

Prepaid royalties paid to APS by Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson Inc. ("J&J"), as part of the retinoid licensing agreement are also reported as deferred revenue. In accordance with the licensing agreement, 25% of the royalties earned by APS are applied against the deferred revenues after certain annual minimum royalty payments are met.

Earnings (Loss) Per Share
-------------------------

SFAS No. 128 requires the Company to report both basic earnings per share, which is computed by dividing net income by the weighted-average number of common shares outstanding, and diluted earnings per share, which is computed by dividing net income by the total of weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable and receivables from royalties, license fees and R&D fees. Approximately 79% and 57% of the recorded trade receivables and receivables from royalties, license fees and R&D fees were concentrated with five and four customers in the pharmaceutical, cosmetic and personal care industries as of December 31, 2000 and 1999, respectively. Approximately 62%, 67% and 63% of the recorded net sales were concentrated with one, three and one customers for the years ended December 31, 2000, 1999 and 1998, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral.

Segment and Geographic Information
----------------------------------

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmacetuical and other applications.

Royalty revenues from one domestic customer amounted to approximately 62% of total revenues for the year ended December 31, 2000. Revenues from three domestic customers amounted to 43%, 13% and 11% for the year ended December 31, 1999. Revenues from one domestic customer amounted to approximately 63% for the year ended December 31, 1998.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2000.

Note 3   Related Party Transactions

The Company has entered into agreements with Large Scale Biology Corp.("LSB Corp.") formerly known as Biosource Technologies, Inc. of which Toby Rosenblatt, a member of the Company's Board of Directors, is a stockholder and a former director. Agreements between APS and LSB were made prior to 1998 and have been settled and closed in 1999. All agreements between APS and LSB Corp. were considered and approved by a vote of the disinterested directors (Note 4).

Note 4   Legal Proceedings

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

Note 5   Cash Equivalents and Marketable Securities

At December 31, 2000 and 1999, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                December 31, 2000
                         --------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Marked Value
                         ------      ----------  ----------  ------------
Available-for-Sale:
Corporate debt
 securities              $ 7,997,117  52,813       --         8,049,930
Other debt securities     14,209,778  26,424     (470)       14,235,732
                          ----------  ------      ---        ----------
Totals                   $22,206,895  79,237     (470)       22,285,662
                          ==========  ======      ===        ==========

                                 December 31, 1999
                          --------------------------------
                                                Estimated
                            Cost              Market Value
                          --------------------------------
Available-for-Sale:
Corporate debt securities $2,518,000           2,518,000
Other debt securities        102,660             102,660
                           ---------           ---------
Totals                    $2,620,660           2,620,660
                           =========           =========

The table below summarizes fair value disclosures at December 31:

                                  2000                   1999
                         ----------------------  ----------------------
                                       Fair                     Fair
                           Cost       Value        Cost        Value
                           ----      ----------  ---------   ----------
Cash Equivalents         $ 6,343,300  6,256,342  2,620,660   2,620,660
Marketable Securities     15,863,595 16,029,320         --          --
                          ---------- ----------   --------   ---------
Totals                   $22,206,895 22,285,662  2,620,660   2,620,660
                          ========== ==========  =========   =========

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2000, by contractual maturity, consisted of the following:

                                                Estimated
                            Cost              Market Value
                          --------------------------------
Available-for-Sale:
Due in one year or less   $14,208,875          14,213,292
Due after one year
 through two years          7,998,020           8,072,370
                           ----------          ----------
Totals                    $22,206,895          22,285,662
                           ==========          ==========

Note 6  Inventory

The major components of inventory are as follows:

                                           December 31,
                                 ---------------------------
                                      2000            1999
                                      ----            ----
Raw materials                        $43,387          27,267
Finished goods                        27,692          33,383
                                     -------          ------
Total inventory                      $71,079          60,650
                                     =======          ======

Note 7   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                 ---------------------------
                                     2000           1999
                                  ----------     ----------
Leasehold improvements          $ 1,358,320       1,380,779
Furniture and equipment           3,206,744       3,238,521
                                 ----------      ----------
Total property and equipment      4,565,064       4,619,300
Accumulated depreciation
 and amortization                (2,769,751)     (2,628,991)
                                  ----------     ----------
Property and equipment, net     $ 1,795,313       1,990,309
                                 ===========     ==========

Depreciation expense amounted to $374,962, $379,978 and $378,480 for the years ended December 31, 2000, 1999, and 1998, respectively.

Note 8   Long-Term Debt

Long-term debt consists of the following:

                                                     December 31,
                                                --------------------
                                                  2000        1999
                                                  ----        ----
Term loan, principal and interest due in equal
 monthly installments commencing March 1999
 through February 2003, secured by certain
 real and personal property and a portion of
 the Company's accounts receivable            $       --   3,300,044
                                                ---------  ---------
Total                                                 --   3,300,044
Less current portion                                  --     891,111
                                                ---------  ---------
Long-term debt                                 $      --   2,408,933
                                                =========  =========


In March 1999, the Company obtained a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan was secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments were due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt payments made in the first quarter of 1999.

In July 2000, the Company extinguished the debt as repayment of the debt was necessary in order to release liens on the assets sold as part of the cosmeceutical and toiletry business (Note 12).

All costs incurred in obtaining the financing arrangement were capitalized as deferred loan costs, and were amortized over the life of the loans using the interest method. Interest paid in 2000, 1999 and 1998 totalled $244,243, $478,375 and $559,664, respectively.

Note 9   Commitments

Lease Commitments: Total rental expense for property and equipment was $586,991, $803,140 and $853,653 for 2000, 1999 and 1998, respectively.

The Company's future minimum lease payments under noncancellable operating leases for facilities as of December 31, 2000, are as follows:

              Years Ending                     Minimum
              December 31,                     Payments
              ------------                    -----------
                  2001                         $  659,423
                  2002                            659,495
                  2003                            675,135
                  2004                            573,474
                  2005 and thereafter                  --
                                               ----------
                                               $2,567,527
                                               ==========

Note 10   Shareholders' Equity

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

In 1997, the stockholders approved the Company's 1997 Employee Stock Purchase Plan (the "Plan"). Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 400,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for the Company's common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November provided that the first enrollment date was April 30, 1997. Approximately 54 percent of eligible employees participated in the Plan in 2000. Under the Plan, the Company issued 36,825 shares in 2000, 43,506 shares in 1999 and 38,614 shares in 1998. The weighted average fair value of purchase rights granted during 2000, 1999 and 1998 were $1.90, $3.05 and $1.65, respectively. The weighted average exercise price of the purchase rights exercised during 2000, 1999 and 1998 were $3.05, $3.69 and $3.83, respectively. As of December 31, 2000, the Company had 266,510 shares reserved for issuance under the stock purchase plan.

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

The following table summarizes option activity for 2000, 1999 and 1998:



                                            2000                 1999                 1998
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       3,660,048   $6.30   3,567,183   $6.32   2,947,755   $6.63
Granted                          507,000    3.12     125,047    5.69     777,000    5.18
Exercised                             --      --      (3,719)   5.25     (79,598)   5.20
Expired or Cancelled            (256,871)   6.56     (28,463)   6.81     (77,974)   7.83
                               ---------           ---------            ---------
Outstanding at end of year     3,910,177    5.87   3,660,048    6.30   3,567,183    6.32
                               =========           =========            =========
Options exercisable at
   year end                    3,224,583    6.33   3,013,164    6.46   2,698,960    6.44
Shares available for future
 grant at year end               176,056             196,185             293,269
Weighted-average fair
 value of options granted
 during the year                           $1.70               $3.00               $2.45




The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted     Weighted                Weighted
                            Average      Average                 Average
Range of        Number     Remaining   Remaining    Number      Remaining
Exercise      Outstanding  Contractual  Exercise  Exercisable    Exercise
Prices         12/31/00      Life        Price    at 12/31/00     Price
-----------   -----------  ----------- ---------  -----------   ---------
$2.50-$4.19    1,061,508     6.8 years  $  3.62      470,673    $  4.02
$4.41-$5.44    1,120,602     4.2           5.18    1,120,602       5.18
$5.56-$7.38    1,016,812     5.8           6.52      923,583       6.55
$7.75-$11.13     711,255     3.1           9.38      709,725       9.38
               ---------                           ---------
$2.50-$11.13   3,910,177     5.1        $  5.87    3,224,583    $  6.33
               =========                           =========


The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various fixed stock option plans and stock purchase plan. The compensation cost that has been charged against income for the stock options issued to non-employees and restricted stock awards to employees was $179,745, $199,716 and $142,057 for 2000, 1999 and 1998, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have changed to the pro-forma amounts indicated below:

                                 2000            1999           1998
                             -----------    -----------    ---------
Loss from continuing
  operations - as reported  $(3,758,116)    (2,137,509)   (2,745,680)
Loss from continuing
  operations - pro-forma     (5,050,654)    (3,436,184)   (4,475,635)
Basic (loss) income per
  common share - as
  reported
Loss from continuing
  operations                      (0.19)         (0.11)        (0.14)
Net income                         0.42           0.12          0.13
Basic (loss) income per
  common share - pro-forma
Loss from continuing
  operations                      (0.25)         (0.17)        (0.23)
Net income                         0.36           0.05          0.04
Diluted (loss) income per
  common share - as reported
Loss from continuing
  operations                      (0.19)         (0.11)        (0.14)
Net income                         0.42           0.12          0.12
Diluted (loss) income per
  common share - pro-forma
Loss from continuing
  operations                      (0.25)         (0.17)        (0.23)
Net income                         0.36           0.05          0.04

For stock options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of zero for all years; annualized volatility of 58 percent, 52 percent and 48 percent; risk-free interest rates of 4.8 percent, 6.6 percent and 4.7 percent; and expected life of five years for all the stock option plans.

For the stock purchase plan, the fair value of each award is also estimated using the Black-Scholes option pricing model. For purchase rights granted in 2000, the multiple option approach with the following assumptions were used for expected terms of six, twelve, eighteen and twenty-four months: risk free interest rate of 6.4 percent; volatility of 58 percent; and dividend yield of zero. The purchase rights granted in 1999 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months: risk-free interest rate of 4.6 percent; volatility of 55 percent; and dividend yield of zero. The purchase rights granted in 1998 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months, respectively: risk-free interest rate of 5.1 percent; volatility of 54 percent; and dividend yield of zero.

Note 11   Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted loss per share:

                                  2000            1999            1998
                                  ----            ----            ----
Loss from continuing operations   $(3,758,116)    (2,137,509)     (2,745,680)
                                   ==========     ==========      ==========

Net income                          8,552,355      2,372,387       2,525,041
                                   ==========     ==========      ==========

Shares calculation (denominator):
Weighted average shares
  outstanding - basic              20,179,280     20,078,912      19,854,103
Effect of dilutive securities:
 Stock options, employee stock
  purchase plan and stock to be
  issued to directors                  32,712        125,762         381,518
 Warrants                               1,103         47,707         145,211
                                   ----------     ----------      ----------
Weighted average shares
 outstanding - diluted             20,213,095     20,252,381      20,380,832
                                   ==========     ==========      ==========

Basic (loss) income per common
  share:
 Loss from continuing operations     $     (0.19)        (0.11)        (0.14)
                                      ==========    ==========    ==========
 Net income                          $      0.42          0.12          0.13
                                      ==========    ==========    ==========
Diluted (loss) income per common
  share:
 Loss from continuing operations     $     (0.19)        (0.11)        (0.14)
                                      ==========    ==========    ==========
 Net income                          $      0.42          0.12          0.12
                                      ==========    ==========    ==========

The following options with expiration dates ranging from February 19, 2001 to June 16, 2009 were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since the exercise prices of the options were greater than the average market price of the common shares:

                                2000              1999              1998
                                ----              ----              ----
Number outstanding              3,571,590         2,816,970         1,362,432
Range of exercise prices     $3.88 - $15.00  $5.00 - $15.00    $6.81 - $15.00

Note 12   Discontinued Operations

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million up-front and could receive up to an additional $26.5 million over the next three years relating to the performance milestones of the cosmeceutical and toiletry business. In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations (Note 2).

"Gain on disposal of discontinued operations" in the accompanying
Consolidated Statement of Operations for the year ended December 31, 2000 is reported net of a provision for income taxes of $450,000.

The following table sets forth the Company's basic and diluted income per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2000, 1999 and 1998:

                                   For the years ended December 31,
                                   --------------------------------
                                   2000           1999         1998
                                   ----           ----         ----
Basic income per common
 share from discontinued
 operations                        $0.06          $0.22        $0.27

Diluted income per common
 share  from discontinued
 operations                        $0.06          $0.22        $0.26

Note 13   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees. In the past three calendar years, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $5,100, $4,800 and $4,800 for the 2000, 1999 and 1998 calendar years, respectively. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 2000, 1999 and 1998, the Company contributed to the plan approximately $106,000, $122,000 and $124,000, respectively. No discretionary contributions have been made to the plan since its inception.

Note 14   Income Taxes

Income tax expense for the year ended December 31, 2000 consisted of:

                Current       Deferred          Total
Federal         $304,500            --          $304,500
State            145,500            --           145,500
                 -------        ------           -------
                 450,000            --           450,000
                 =======        ======           =======

A reconciliation of the federal statutory rate of 35% (34% in 1999 and 1998) to the Company's effective tax rate is as follows:

                                                 December 31,
                                           ------------------------
                                           2000      1999     1998
                                           ----      ----     ----
U.S. statutory rate (benefit)             35.00%    34.00%    34.00%
State taxes, net of federal income
 tax benefit                                 --        --        --
Net losses without benefits                  --        --        --
Alternative minimum tax                      --        --        --
Utilization of temporary differences
 for which no benefit was previously
 recognized                              (34.58)   (32.22)   (33.47)
Nondeductible expenses                    (0.42)    (1.78)    (0.53)
                                          -----     -----     -----
Total tax expense (benefit)                  --%      --%        --%
                                          =====     =====     =====

At December 31, 2000, the Company had net federal operating loss carryforwards of approximately $61,444,000 for income tax reporting purposes and California operating loss carryforwards of approximately $1,480,000. The federal net operating losses expire beginning in 2004 through the year 2019. The California net operating loss carryforwards expire beginning in 2001 through the year 2002. A California net operating loss carryforward from 1995 in the approximate amount of $911,000 expired on December 31, 2000. The Company also has federal alternative minimum tax credit carryforwards of approximately $237,000, which can be carried forward indefinitely.

The Company also has research and experimental tax credits aggregating approximately $1,673,000 and $1,193,000 for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2001 through the year 2011. The California credits carry over indefinitely until utilized.

There are also California credit carryforwards for qualified manufacturing and research and development equipment of approximately $33,000; these credits expire beginning in 2004 through the year 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are presented below:

                                        2000         1999
                                    ------------  -----------
Deferred tax assets:
 Deferred research expenditures    $   214,800        441,000
 Accruals and reserves not
  currently deductible for tax
  purposes                             461,500        253,000
 Net operating loss carryforwards   22,240,200     24,728,000
 Credit carryforwards                3,144,700      2,745,000
 Other                                   2,900        320,000
                                    ----------     ----------
Gross deferred tax assets           26,064,100     28,487,000
 Less valuation allowance          (26,010,500)   (26,615,000)
                                    ----------     ----------
Total deferred tax assets               53,600      1,872,000
                                    ----------     ----------
Deferred tax liabilities:
 Property and equipment                (53,600)    (1,872,000)
                                    ----------     ----------
Total deferred tax liabilities         (53,600)    (1,872,000)
                                    ----------     ----------
 Net deferred tax assets
  (liabilities)                    $        --             --
                                    ==========     ==========

The net change in the valuation allowance for the year ended December 31, 2000 was a decrease of approximately $604,500. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of approximately $3,312,000 and $1,595,000, respectively. Management believes that sufficient uncertainty exists regarding the realizability of these items and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 2000 include approximately $2,848,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

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

In February 1995, APS received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenues. In February 1997, upon receipt of approval from the FDA to market Retin-A(R) Micro (tretinoin gel) microsphere for the treatment of acne, APS received $3,000,000 from Ortho of which one half was a milestone payment which was recognized as revenue in 1997 and half was prepaid royalties which were recorded as deferred revenues. As of December 31, 2000, $1,014,000 was the balance remaining in deferred revenues. Ortho pays APS a royalty on product sales subject to certain minimums. Should these minimums not be achieved, Ortho would lose its exclusivity and APS would regain marketing rights to the retinoid products.

Note 16   Historical Quarterly Results of Operations (Unaudited)

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 2000 and 1999. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein.




                               HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                               First       Second      Third       Fourth
Year Ended December 31, 2000                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenue                                $  730         869          887        880
Cost of sales                                    56         132          117        192
Operating expenses                            1,322       1,751        1,662      2,441
Interest income                                  65          54          302        396
Loss from continuing operations                (738)     (1,026)        (658)    (1,336)
Net income (loss)                               220        (634)      10,558     (1,592)
Basic (loss) income per common share:
Loss from continuing operations               (0.04)      (0.05)       (0.03)     (0.07)
Net income (loss)                              0.01       (0.03)        0.52      (0.08)
Diluted (loss) income per common share:
Loss from continuing operations               (0.04)      (0.05)       (0.03)     (0.07)
Net income (loss)                              0.01       (0.03)        0.52      (0.08)


                                               First       Second      Third       Fourth
Year Ended December 31, 1999                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenue                                $1,451       1,334          961        951
Cost of sales                                   131         131          147        124
Operating expenses                            1,436       1,442        1,494      1,540
Interest income                                  34          47           52         67
Loss from continuing operations                (227)       (354)        (779)      (777)
Net income (loss)                               524         519          610        720
Basic (loss) income per common share:
Loss from continuing operations               (0.01)      (0.01)       (0.04)     (0.04)
Net income                                     0.03        0.03         0.03       0.04
Diluted (loss) income per common share:
Loss from continuing operations               (0.01)      (0.01)       (0.04)     (0.04)
Net income (loss)                              0.03        0.03         0.03       0.04

Independent Auditors' Report


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                         /s/KPMG LLP

Mountain View, California
February 16, 2001



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APS incorporates by reference the information set forth under the captions "Nomination and Election of Directors" and "Executive Compensation" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on May 9, 2001.

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

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) 1.  Financial Statements
         The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are incorporated herein by reference.
    2.  Financial Statement Schedules
         Schedule II  Valuation Accounts
         All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
         2.1-Copy of Asset Purchase Agreement between Registrant and R.P.
             Scherer South, Inc. dated June 21, 2000 (7)
         3-A-Copy of Registrant's Certificate of Incorporation. (1)
         3-B-Copy of Registrant's Bylaws. (1)
         10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5,
              1997 (5)*
         10-E-Lease Agreement between Registrant and Metropolitan Life
              Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (6)
         10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-X-Registrant's Non-Qualified Plan
           21-Proxy Statement for the Annual Meeting of Shareholders. (4) 23-Consent of Independent Auditors.

(b) Reports on Form 8-K
     None.

(c) Exhibits
     The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3 as set forth above.

(d) Financial Statement Schedules
     See Item 14(a)2 of this Form 10-K.
--------------------------------------------------------------------------
    (1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
    (2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
    (3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
    (4)To be filed supplementally.
    (5)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
    (6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
    (7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Form 8-K dated July 25, 2000, and incorporated herein by reference.

*  Management Contract or Compensatory plans.

                                     SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED POLYMER SYSTEMS, INC.


By:  /s/Michael O'Connell
   ----------------------------------------------
     Michael O'Connell
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ Michael O'Connell       President and Chief               March 23, 2001
-------------------------   Executive Officer                 --------------
Michael O'Connell


/S/ Gordon Sangster         Chief Financial Officer           March 23, 2001
-------------------------                                     --------------
Gordon Sangster


/S/ Paul Goddard            Chairman of the Board of          March 23, 2001
-------------------------   Directors                         --------------
Paul Goddard

/S/ Stephen Drury           Director                          March 23, 2001
-------------------------                                     --------------
Stephen Drury

/S/ Carl Ehmann             Director                          March 23, 2001
-------------------------                                     --------------
Carl Ehmann


/S/ Jorge Heller            Director                          March 23, 2001
-------------------------                                     --------------
Jorge Heller


/S/ Peter Riepenhausen      Director                          March 23, 2001
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 23, 2001
-------------------------                                     --------------
Toby Rosenblatt


/S/ Richard Spizzirri       Director                          March 23, 2001
-------------------------                                     --------------
Richard Spizzirri

/S/ Gregory H. Turnbull     Director                          March 23, 2001
-------------------------                                     --------------
Gregory H. Turnbull


/S/ C. Anthony Wainwright   Director                          March 23, 2001
-------------------------                                     --------------
C. Anthony Wainwright


/S/ Dennis Winger           Director                          March 23, 2001
-------------------------                                     --------------
Dennis Winger


Schedule II

Valuation Accounts

                                               Additions
                                    Beginning  Charged to             Ending
                                    Balance    Expense   Deductions  Balance
---------------------------------------------------------------------------
December 31, 1998
Accounts receivable, allowance
  for doubtful accounts              57,454    38,830         --     96,284

December 31, 1999
Accounts receivable, allowance
  for doubtful accounts              96,284     7,891     76,874     27,301

December 31, 2000
Accounts receivable, allowance
  for doubtful accounts              27,301   206,968     11,034    223,235


CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Advanced Polymer Systems, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151 and 333-60585)
on Forms S-8 of Advanced Polymer Systems, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-67936, 33-82562, 33-88972, 333-00759,
333-042527 and 333-69815) on Forms S-3 of Advanced Polymer Systems, Inc. of our report dated February 16, 2001, relating to the consolidated balance sheets of Advanced Polymer Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Advanced Polymer Systems, Inc.





                                   /s/KPMG LLP

Mountain View, California
March 23, 2001

                                 EXHIBIT INDEX
                            Form 10-K Annual Report

2.1-Copy of Asset Purchase Agreement between Registrant and R.P. Scherer
    South, Inc. dated June 21, 2000. (7)
3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997 (5)* 10-E-Lease Agreement between Registrant and Metropolitan Life Insurance
     Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (6)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-X-Registrant's Non-Qualified Stock Plan
21-Proxy Statement for the Annual Meeting of Shareholders. (4)
23-Consent of Independent Auditors.
--------------------------------------------------------------------------
  (1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
  (2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33- 50640), and incorporated herein by reference.
  (3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
  (4)To be filed supplementally.
  (5)Filed an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
  (6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
  (7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's
     Form 8-K dated July 25, 2000, and incorporated herein by reference.

*  Management Contract or Compensatory plans.