Form 10-Q
period 2001-03-31
AP PHARMA INC /DE/
filed 2001-05-15
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2001


[ ]        Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

          For the transition period from          to
                                         --------    --------

                    Commission file Number 0-16109


                           AP PHARMA, INC.
                           ---------------
         (FORMERLY KNOWN AS "ADVANCED POLYMER SYSTEMS, INC.")
         ---------------------------------------------------
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

At April 30, 2001, the number of outstanding shares of the Company's common stock, par value $.01, was 20,278,474.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

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


PART II.   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

AP PHARMA, INC. (FORMERLY KNOWN AS "ADVANCED POLYMER SYSTEMS, INC.")
---------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                      March 31, 2001  December 31, 2000
                                      --------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  4,797,125      $  6,493,336
  Marketable securities                  16,251,731        16,029,320
  Trade accounts receivable, net            390,564           490,578
  Receivables for royalties and
    license fees                          1,022,687         1,200,554
  Inventory                                  76,605            71,079
  Advances to employees                      18,979            34,018
  Prepaid expenses and other                627,902           730,964
                                         ----------        ----------

   Total current assets                  23,185,593        25,049,849

Property and equipment, net               1,731,139         1,795,313
Other long-term assets                      151,000           151,000
                                         ----------        ----------
Total assets                           $ 25,067,732      $ 26,996,162
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    185,039      $    329,305
  Accrued expenses                        3,082,657         3,987,794
  Taxes payable                             237,398           255,358
  Deferred revenue                          404,907           390,201
                                         ----------        ----------
Total current liabilities                 3,910,001         4,962,658

Deferred revenue - long-term                857,093           874,250
                                         ----------        ----------
Total liabilities                         4,767,094         5,836,908
                                         ----------        ----------
Shareholders' equity:
  Common stock and common stock
   warrants                              86,364,601        86,102,083
  Accumulated deficit                   (66,063,963)      (64,942,829)
                                         ----------        ----------
Total shareholders' equity               20,300,638        21,159,254
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 25,067,732      $ 26,996,162
                                         ==========        ==========

See accompanying notes to condensed consolidated financial statements.

AP PHARMA, INC. (FORMERLY KNOWN AS "ADVANCED POLYMER SYSTEMS, INC.")
---------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                 Three Months Ended March 31,
                                 ----------------------------
                                      2001          2000
                                     ------        ------

Royalties and license fees          $   675,262   $   425,686
Product revenues                        295,473       304,562
                                     ----------    ----------

Total revenues                          970,735       730,248

Cost of sales                           93,320        124,443

Operating expenses:
 Research & development, net          1,378,230       553,884
 Selling & marketing                    124,427       129,243
 General & administration               688,390       638,734
                                     ----------    ----------

Total operating expenses              2,191,047     1,321,861
                                     ----------    ----------

Operating loss                       (1,313,632)     (716,056)

Interest income                         348,169        65,093

Interest expense                             --       118,132

Other income, net                         2,684         2,326
                                     ----------    ----------

Loss before taxes                      (962,779)     (766,769)
Taxes                                        --        39,667
                                     ----------    ----------

Loss from continuing operations        (962,779)     (806,436)
(Loss) income from discontinued
  operations                           (158,355)    1,026,733
                                     ----------    ----------

Net (loss) income                   $(1,121,134)  $   220,297
                                     ==========    ==========

Basic and diluted (loss) income
  per common share:
  Loss from continuing operations   $     (0.05)  $     (0.04)
                                     ==========    ==========
  Net (loss) income                 $     (0.06)  $      0.01
                                     ==========    ==========

Weighted average common shares
 outstanding-basic                   20,220,040    20,133,683
                                     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

AP PHARMA, INC. (FORMERLY KNOWN AS "ADVANCED POLYMER SYSTEMS, INC.")
---------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                For the three months ended March 31,
                                ------------------------------------
                                            2001             2000
                                         ----------       ----------

Net cash used in operating activities   $(1,461,977)     $   (63,411)

Cash flows from investing activities:
  Purchases of property and equipment       (33,514)         (11,436)
  Purchases of marketable securities     (6,054,883)              --
  Maturities of marketable securities     5,854,163               --
                                         ----------       ----------
Net cash used in investing activities      (234,234)         (11,436)
                                         ----------       ----------
Cash flows from financing activities:
  Proceeds from the exercise of common
   stock options and warrants and
   issuance of restricted stock                  --          120,000
  Repayment of debt                              --         (211,392)
                                         ----------       ----------
Net cash provided by financing
 activities                                      --          (91,392)
                                         ----------       ----------
Net increase (decrease) in cash and
 cash equivalents                        (1,696,211)        (166,239)
Cash and cash equivalents, beginning
 of the period                            6,493,336        3,705,194
                                         ----------       ----------
Cash and cash equivalents, end
 of the period                          $ 4,797,125      $ 3,538,955
                                         ==========       ==========
Cash paid for interest                  $        --      $   112,008
                                         ==========       ==========
Non-cash investing activities:
  Change in unrealized appreciation
   of marketable securities             $   124,574      $        --
                                         ==========       ==========

See accompanying notes to condensed consolidated financial statements.

AP PHARMA, INC. (FORMERLY KNOWN AS "ADVANCED POLYMER SYSTEMS, INC.")
---------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
------------------------------------------------

(1)  Basis of Presentation
     ---------------------

On May 9, 2001, the Company's shareholders approved a change in the Company name to AP Pharma, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of AP Pharma, Inc. (formerly known as "Advanced Polymer Systems, Inc.") and subsidiaries ("the Company" or "APP") as of March 31, 2001 and the results of their operations for the three months ended March 31, 2001 and 2000.

These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2001.

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of March 31, 2001 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 2000                               20,206,064
Shares issued to Directors after December
 31, 2000                                            41,928
                                                 ----------
Total shares                                     20,247,992
                                                 ==========

(3)  Revenue Recognition
     -------------------

Licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable licenses fees typically allow customers to sell the Company's proprietary products in a specific field or territory. The license agreements provide for APP to earn future revenue through royalty payments. The license fees are non-refundable even if the agreements are terminated before their term. These license fees are amortized on a straight-line basis over the estimated life of the product to which they relate.

(4)  Comprehensive (Loss) Income
     ---------------------------

Comprehensive (loss) income for the three months ended March
31, 2001 consists of the following:

                                Three Months Ended
                              March 31,          March 31,
                                2001               2000
                              --------           ---------
Net (loss) income             $(1,121,134)       $   220,297

Unrealized holding gains
  arising during the period       124,574                 --
                               ----------         ----------
Comprehensive (loss) income    $  (996,560)       $   220,297
                               ==========         ==========

(5)  Inventory
     ---------

The major components of inventory are as follows:

                          March 31, 2001      December 31, 2000
                          --------------      -----------------
Raw materials             $   43,308          $   43,387
Finished goods                33,297              27,692
                           ---------           ---------
Total inventory           $   76,605          $   71,079
                           =========           =========

(6)  Discontinued Operations
     -----------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million on closing and could receive up to an additional $26.5 million over the next three years relating to the performance milestones of the cosmeceutical and toiletry business. In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

Basic and diluted (loss) income per common share from discontinued operations was ($0.01) and $0.05 for the three months ended March 31, 2001 and 2000, respectively.

(7)  Legal Proceedings
     -----------------

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

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended March 31, 2001 and
-------------------------------------------------------------------
2000
----

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

The Company's revenues are derived principally from royalties, license fees, R&D fees and product sales. Under strategic alliance arrangements entered into with certain corporations, APS can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales. Until July 25, 2000, the Company manufactured and sold Microsponge(R) and Polytrap(R) delivery systems for use by customers in a variety of personal care and cosmetic products. On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc.

Royalties and license fees for the first quarter of 2001 increased by 59% to $675,000 from $426,000 in the corresponding quarter of the prior year. This increase was primarily due to the launch of Carac(TM), a topical prescription treatment for actinic keratoses which received FDA marketing clearance in October 2000. It is being marketed by the Company's partner, Dermik Laboratories, an Aventis company.

Product revenues relating to sales of analytical standards decreased by 3% to $295,000 from $304,000 in the corresponding quarter of the prior year.

Gross profit on sales of analytical standards increased from 59% to 68% due mainly to sales mix as the year-ago quarter included higher sales of low-margin instruments.

Research and development expense for the first quarter of 2001 increased by $824,000 to $1,378,000 due mainly to the cost of pre-clinical trials associated with the Company's bioerodible
Biochronomer(TM) system for implantable or injectable applications.

Selling and marketing expense relating to analytical standards for the first quarter of 2001 decreased by 4% to $124,000 from $129,000 due mainly to lower overhead allocations.

General and administrative expense for the first quarter of 2001 increased by $50,000 to $688,000 due mainly to increased expenditures on investor relations and consultants.

Interest income for the first quarter of 2001 increased by $283,000 to $348,000 due mainly to the receipt of $25 million in July 2000 as proceeds from the sale of the Company's cosmeceutical and toiletries product lines to R.P. Scherer Corporation.

Interest expense for the first quarter of 2001 decreased from $118,000 to $0 due to the repayment of all outstanding debt on the receipt of the $25 million from R.P. Scherer.

Loss or income from discontinued operations represents the net expense or contribution associated with the cosmeceutical product lines which were sold to R.P. Scherer. The expense of $158,000 in the first quarter of 2001 relates primarily to legal fees associated with the Kligman lawsuit. The income of $1,027,000 in the first quarter of 2000 represents the net contribution earned in the year-ago quarter.

Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 2001 were $25,068,000 compared with $26,996,000 at December 31, 2000. Working capital decreased to $19,276,000 at March 31, 2001 from $20,087,000 at December 31, 2000.
Cash, cash equivalents and marketable securities at March 31, 2001 decreased to $21,049,000 from $22,523,000 at December 31, 2000.
During the first three months of 2001, the Company's operating activities used $1,462,000 of cash compared to $63,000 in the corresponding period of the prior year. The Company invested approximately $1,378,000 in product research and development in the first quarter of 2001.

Accounts receivable, net of allowances, decreased to $391,000 at March 31, 2001 compared with $491,000 at December 31, 2000.
Receivables from royalties and license fees decreased to $1,023,000 from $1,201,000.

Capital expenditures for the quarter ended March 31, 2001 totaled
$33,000 compared to $11,000 in the corresponding period of the prior year.

In the current year, the Company has financed its operations, including technology and product research and development, from the proceeds from the sale of its cosmeceutical and toiletries product lines and certain technology rights to topical pharmaceuticals to R.P. Scherer, Inc. for $25 million in July 2000, the sale of analytical standard products, payments received under licensing agreements, and interest earned on short-term investments.

Cash is being expended with regard to pre-clinical trials associated with the Company's bioerodible Biochronomer System for implantable and injectable pharmaceutical applications. The Company's existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license fees and R&D fees, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AP PHARMA, INC. (formerly
                                     known as "ADVANCED POLYMER
                                     SYSTEMS, INC.")



Date: May 15, 2001              By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: May 15, 2001              By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer