Form 10-Q
period 2001-06-30
AP PHARMA INC /DE/
filed 2001-08-14
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2001


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

At July 31, 2001, the number of outstanding shares of the Company's common stock, par value $.01, was 20,278,474.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

PART II.   OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

AP PHARMA, INC.
---------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                    June 30, 2001  December 31, 2000
                                    -------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents         $  4,155,903      $  6,493,336
  Marketable securities               15,882,058        16,029,320
  Trade accounts receivable, net         362,770           490,578
  Receivables for royalties and
    other                                899,424         1,200,554
  Inventory                               79,947            71,079
  Advances to employees                       --            34,018
  Prepaid expenses and other             664,640           730,964
                                      ----------        ----------

   Total current assets               22,044,742        25,049,849

Property and equipment, net            1,727,157         1,795,313
Other long-term assets                   151,000           151,000
                                      ----------        ----------
   Total assets                     $ 23,922,899      $ 26,996,162
                                      ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                  $    666,756      $    329,305
  Accrued expenses                     2,730,158         3,987,794
  Taxes payable                          237,398           255,358
  Deferred revenue                       404,907           390,201
                                      ----------        ----------
   Total current liabilities           4,039,219         4,962,658

Deferred revenue - long-term             732,107           874,250
                                      ----------        ----------
   Total liabilities                   4,771,326         5,836,908
                                      ----------        ----------

Shareholders' equity:
  Common stock and common stock
   warrants                           86,413,010        86,102,083
  Accumulated deficit                (67,261,437)      (64,942,829)
                                      ----------        ----------
Total shareholders' equity            19,151,573        21,159,254
                                      ----------        ----------
Total liabilities and shareholders'
  equity                            $ 23,922,899      $ 26,996,162
                                      ==========        ==========

See accompanying notes.

AP PHARMA, INC.
---------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------
                                   June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                   -------------   -------------   -------------   -------------

Royalties                           $   699,138   $   563,556       $ 1,374,400     $   989,242
Product revenues                        301,079       305,483           596,552         610,045
                                     ----------    ----------        ----------      ----------

Total revenues                        1,000,217       869,039         1,970,952       1,599,287

Expenses:
 Cost of sales                          113,319       131,885           206,639         187,494
 Research & development               1,543,972       850,631         2,922,202       1,404,515
 Selling & marketing                    113,981       147,561           238,408         276,804
 General & administration               750,781       752,718         1,439,171       1,391,452
                                     ----------    ----------        ----------      ----------

Operating loss                       (1,521,836)   (1,013,756)       (2,835,468)     (1,660,978)

Interest income                         274,918        53,958           623,087         119,051

Interest expense                             --      (109,907)               --        (228,039)

Other income, net                        74,863         4,189            77,547           6,515
                                     ----------    ----------        ----------      ----------

Loss before taxes                    (1,172,055)   (1,065,516)       (2,134,834)     (1,763,451)

Taxes                                        --       (39,667)               --              --
                                     ----------    ----------        ----------      ----------

Loss from continuing operations      (1,172,055)   (1,025,849)       (2,134,834)     (1,763,451)

(Loss) income from discontinued
 operations                             (25,418)      392,167          (183,774)      1,350,066
                                     ----------    ----------        ----------      ----------

Net loss                            $(1,197,473)  $  (633,682)      $(2,318,608)    $  (413,385)
                                     ==========    ==========        ==========      ==========

Basic and diluted loss per
 common share:
 Continuing operations              $     (0.06)  $     (0.05)      $     (0.11)    $     (0.09)
 Net loss                           $     (0.06)  $     (0.03)      $     (0.11)    $     (0.02)

Weighted average common shares
 outstanding-basic                   20,278,474    20,187,190        20,249,257      20,160,437
                                     ==========    ==========        ==========      ==========

See accompanying notes.

AP PHARMA, INC.
---------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                   For the six months ended June 30,
                                   ---------------------------------
                                            2001            2000
                                         ----------      ----------

Net cash used in operating activities   (2,408,477)        (694,158)
                                        ----------        ---------
Cash flows from investing activities:
   Purchase of property and equipment     (126,994)          (5,621)
   Purchase of intangibles                      --         (100,000)
   Purchase of marketable securities   (10,769,360)              --
   Maturities and sales of marketable
    securities                          10,938,764               --
                                        ----------        ---------
Net cash provided by (used in)
 investing activities                       42,410         (105,621)
                                        ----------        ---------
Cash flows from financing activities:
   Proceeds from the exercise of common
    stock options and warrants                  --          120,000
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                    28,634           75,595
   Repayment of debt                            --         (430,200)
                                        ----------        ---------
Net cash provided by (used in)
 financing activities                       28,634         (234,605)
                                        ----------        ---------
Net decrease in cash and cash
 equivalents                            (2,337,433)      (1,034,384)
Cash and cash equivalents, beginning
 of the period                           6,493,336        3,705,194
                                        ----------        ---------
Cash and cash equivalents, end
 of the period                         $ 4,155,903      $ 2,670,810
                                        ==========        =========
Cash paid for interest                 $        --      $   216,600
                                        ==========        =========

See accompanying notes.

AP PHARMA, INC.
---------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 2001 AND 2000 (UNAUDITED)
----------------------------------

(1)  Basis of Presentation
     ---------------------

On May 9, 2001, the Company's shareholders approved a change in the Company name to AP Pharma, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of AP Pharma, Inc. and subsidiaries ("the Company" or "APP") as of June 30, 2001 and the results of their operations and cash flows for the three and six months ended June 30, 2001 and 2000.

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

(2)  Common Shares Outstanding and Earnings Per Share Information
     ------------------------------------------------------------

Common stock outstanding as of June 30, 2001 is as follows:


                                            Number of Shares
                                            ----------------
Common stock outstanding as of
 December 31, 2000                               20,206,064
Shares issued to Directors after December
 31, 2000                                            60,590
Shares issued under the Employee Stock
 Purchase Plan                                       11,820
                                                 ----------
Total shares                                     20,278,474
                                                 ==========

(3)  Revenue Recognition
     -------------------

Licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable licenses fees typically allow customers to develop, use or sell the Company's proprietary products in a specific field or territory. The license agreements provide for APP to earn future revenue through royalty payments. The license fees are non-refundable even if the agreements are terminated before their term. These license fees are amortized on a straight-line basis over the appropriate period.

(4)  Comprehensive Loss
     ------------------

Comprehensive loss for the three and six months ended June 30, 2001 and 2000 consists of the following:




                                     Three Months Ended              Six Months Ended
                                   June 30,        June 30,      June 30,       June 30,
                                     2001            2000          2001           2000
                                   -------         -------       -------        -------
Net loss                         $(1,197,473)    $  (633,682)   $(2,318,608)   $  (413,385)

Unrealized holding (losses)
  gains arising during the
   period                            (58,671)             --         65,903             --
                                  ----------      ----------     ----------     ----------
Comprehensive loss               $(1,256,144)    $  (633,682)   $(2,252,705)   $  (413,385)
                                  ==========      ==========     ==========     ==========



(5)  Inventory
     ---------

The major components of inventory are as follows:

                          June 30, 2001       December 31, 2000
                          --------------      -----------------
Raw materials             $   45,490          $   43,387
Finished goods                34,457              27,692
                           ---------           ---------
Total inventory           $   79,947          $   71,079
                           =========           =========

(6)  Discontinued Operations
     -----------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million on closing and could receive additional amounts over the next three years relating to the performance milestones of the cosmeceutical and toiletry business. In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

Basic and diluted loss per common share from discontinued operations was ($0.00) and ($0.01) for the three and six months ended June 30, 2001, respectively.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended June 30, 2001 and
-------------------------------------------------------------------
2000
----

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

Royalties for the second quarter of 2001 increased by 24% to $699,000 from $564,000 in the corresponding quarter of the prior year. This increase was primarily due to royalties earned following the launch of Carac(TM), a topical prescription treatment for actinic keratoses which received FDA marketing clearance in October 2000. It is being marketed by the Company's partner, Dermik
Laboratories, an Aventis company.

Product revenues relating to sales of analytical standards decreased slightly by 1% to $301,000 from $305,000 in the corresponding quarter of the prior year.

Gross profit on sales of analytical standards increased from 57% to 62% due mainly to sales mix as the year-ago quarter included higher sales of low-margin instruments.

Research and development expense for the second quarter of 2001 totaled $1,544,000, an increase of $693,000 or 81% over the corresponding quarter of the prior year. The increase is mainly due to the cost of pre-clinical trials associated with the Company's bioerodible Biochronomer(TM) system for implantable and injectable drug delivery applications.

Selling and marketing expense relating to analytical standards for the second quarter of 2001 decreased by 23% to $114,000 from $148,000 in the corresponding quarter of the prior year due mainly to lower overhead allocations.

General and administrative expense for the quarter ended June 30, 2001 of $751,000 was essentially flat with the reported $753,000 in the corresponding quarter of the prior year.

Interest income for the second quarter of 2001 increased by $221,000 to $275,000 due mainly to interest earned from the cash received in July 2000 as proceeds from the sale of the Company's cosmeceutical and toiletries product lines to R.P. Scherer Corporation.

Interest expense for the quarter ended June 30, 2001 decreased to $0 from $110,000 in the corresponding quarter of the prior year due to the repayment of all outstanding debt on the receipt of the $25 million from R.P. Scherer.

Loss or income from discontinued operations represents the net expense or contribution associated with the cosmeceutical product lines which were sold to R.P. Scherer. The loss from discontinued operations of $25,000 in the second quarter of 2001 relates primarily to legal fees associated with the Kligman lawsuit. The income of $392,000 in the second quarter of 2000 represents the net contribution earned in the year-ago quarter.

Results of Operations for the Six Months Ended June 30, 2001 and
----------------------------------------------------------------
2000
----

Royalties for the six months ended June 30, 2001 totaled $1,374,000 representing an increase of $385,000 or 39% over the corresponding period of the prior year. This increase was primarily due to royalties earned following the launch of Carac(TM), a topical prescription treatment for actinic keratoses which received FDA marketing clearance in October 2000. It is being marketed by the Company's partner, Dermik Laboratories, an Aventis Company. Product revenues from sales of analytical standards totaled $597,000, a decrease of $13,000 or 2% over the corresponding period of the prior year.

As a percentage of sales, gross profit on product revenues for the six months ended June 30, 2001 of $390,000 represented 65% of product revenues compared with 69% in the corresponding period of the prior year.

Research and development expenses for the six months ended June 30, 2001 totaled $2,922,000, an increase of $1,518,000 or 108% over the corresponding period of the prior year. This increase was due mainly to increased preclinical study costs for the Company's new bioerodible Biochronomer(TM) system for implantable and injectable drug delivery applications.

Selling and marketing expenses for the six months ended June 30, 2001 decreased by $39,000 or 14% from the corresponding period of the prior year, mainly due to lower overhead allocation.

General and administrative expenses for the six months ended June
30, 2001 increased by $48,000 or 3% over the second half of the prior year mainly due to increased investor relations expenses.

Interest income for the six months ended June 30, 2001 totaled $623,000, an increase of $504,000 or 423% over the corresponding period of the prior year. This increase is due mainly to interest earned from the $25 million cash received in July 2000 as proceeds from the sale of the Company's cosmeceutical and toiletries product lines to R.P. Scherer Corporation. Interest expense for the six months ended June 30, 2001 was $0, a decrease of $228,000 from the same period of the prior year due to the repayment of all outstanding debt on the receipt of $25 million from R.P. Scherer.

Loss from discontinued operations for the six months ended June 30, 2001 totaled $184,000 compared with income from discontinued operations of $1,350,000 in the corresponding period of the prior year.

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 2001 were $23,923,000 compared with $26,996,000 at December 31, 2000. Working capital decreased to $18,006,000 from $20,087,000 at December 31, 2000. Cash, cash equivalents and marketable securities decreased to $20,038,000 at June 30, 2001 from $22,523,000 at December 31, 2000. During the first six months of 2001, the Company's operating activities used $2,408,000 compared with $694,000 in the first half of 2000. In the first six months of 2001, the Company invested approximately $2,922,000 in research and development.

Capital expenditures for the six months ended June 30, 2001 totaled $127,000, an increase from the amount spent in the corresponding period of the prior year of $121,000.

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

New Accounting Standards
------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible
Assets."

SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The Company does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The Company does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements. If in a future period the Company determines that goodwill or another intangible asset is impaired, the impairment could have a material impact on earnings for that period.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Since December 31, 2000, there have been no material changes in the Company's market risk exposure.

PART II. OTHER INFORMATION
         -----------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's annual shareholder's meeting was held on May 9, 2001, at which the following proposals were approved:

Proposal I:  Election for the following directors:

                                  Votes For      Votes Withheld
                                  ---------      --------------
Paul Goddard
 Chairman of the Board            18,007,514       124,926
Stephen Drury                     18,005,994       126,446
Michael O'Connell                 15,170,421     2,962,019
Peter Riepenhausen                17,937,294       195,146
Toby Rosenblatt                   17,942,279       190,161
Gregory Turnbull                  17,938,614       193,826
Dennis Winger                     17,974,414       158,026

Proposal II: Amendment to Advanced Polymer Systems' Certificate of Incorporation to change the name of the Company to AP Pharma, Inc.

    Votes For       Votes Against       Abstain
    ---------       -------------       -------
    17,997,813      99,267              35,360

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AP PHARMA, INC.



Date: August 14, 2001             By:  /S/ Michael O'Connell
     ----------------                ----------------------------
                                      Michael O'Connell
                                      President and Chief
                                      Executive Officer



Date: August 14, 2001             By:  /S/ Gordon Sangster
     ----------------                -----------------------------
                                      Gordon Sangster
                                      Chief Financial Officer