Form 10-Q
period 2001-09-30
AP PHARMA INC /DE/
filed 2001-11-13
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2001


[ ]        Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

          For the transition period from          to
                                         --------    --------

                    Commission file Number 0-16109


                            A.P. PHARMA, INC.
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

At October 31, 2001, the number of outstanding shares of the Company's common stock, par value $.01, was 20,302,763.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

PART II.   OTHER INFORMATION

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited):
           --------------------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

                                  September 30, 2001  December 31, 2000
                                  ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents            $  2,627,477      $  6,493,336
  Marketable securities                  16,619,456        16,029,320
  Receivables for royalties and
    other                                 2,631,066           706,242
  Trade accounts receivable, net            217,332           490,578
  Inventory                                  83,864            71,079
  Advances to employees                          --            34,018
  Prepaid expenses and other                770,085         1,225,276
                                         ----------        ----------

   Total current assets                  22,949,280        25,049,849

Property and equipment, net               1,674,051         1,795,313
Other long-term assets                      151,000           151,000
                                         ----------        ----------
   Total assets                        $ 24,774,331      $ 26,996,162
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    653,330      $    329,305
  Accrued expenses                        2,083,154         3,987,794
  Taxes payable                                  --           255,358
  Deferred revenue                          404,906           390,201
                                         ----------        ----------
   Total current liabilities              3,141,390         4,962,658

Deferred revenue - long-term                849,318           874,250
                                         ----------        ----------
   Total liabilities                      3,990,708         5,836,908
                                         ----------        ----------

Shareholders' equity:
  Common stock and common stock
   warrants                              86,268,341        86,023,316
  Accumulated deficit                   (65,770,196)      (64,942,829)
  Accumulated other comprehensive
   income                                   285,478            78,767
                                         ----------        ----------
Total shareholders' equity               20,783,623        21,159,254
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 24,774,331      $ 26,996,162
                                         ==========        ==========

See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------

                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                                 2001             2000               2001               2000
                              -------------    -------------      -------------      ------------

Royalties                       $   725,794       $   605,392       $ 2,100,194      $ 1,594,634
Product revenues                    242,833           281,170           839,385          891,215
                                 ----------        ----------        ----------       ----------

Total revenues                      968,627           886,562         2,939,579        2,485,849

Expenses:
 Cost of sales                       87,341           116,627           293,980          304,121
 Research & development           1,987,474           790,295         4,909,676        2,194,810
 Selling & marketing                106,391           149,517           344,799          426,321
 General & administration           719,776           722,116         2,158,947        2,113,568
                                 ----------        ----------        ----------       ----------

Operating loss                   (1,932,355)         (891,993)       (4,767,823)      (2,552,971)

Interest income                     237,802           302,192           860,889          421,243

Interest expense                         --           (66,208)               --         (294,247)

Other (expense) income net          (12,393)           (1,992)           65,154            4,523
                                 ----------        ----------        ----------       ----------

Loss before taxes                (1,706,946)         (658,001)       (3,841,780)      (2,421,452)

Taxes                                    --                --                --               --
                                 ----------        ----------        ----------       ----------

Loss from continuing operations  (1,706,946)         (658,001)       (3,841,780)      (2,421,452)

Income from discontinued
 operations                         198,187            30,980            14,413        1,381,046
Gain on disposition of
 discontinued operations,
 net of taxes                     3,000,000        11,184,793         3,000,000       11,184,793
                                 ----------        ----------        ----------       ----------

Net income (loss)               $ 1,491,241       $10,557,772       $  (827,367)     $10,144,387
                                 ==========        ==========        ==========       ==========

Basic income (loss) per
 common share:
 Loss from continuing operations $    (0.08)      $     (0.03)      $     (0.19)     $     (0.12)
 Net income (loss)               $     0.07       $      0.52       $     (0.04)     $      0.50

Diluted income (loss) per
 common share
 Loss from continuing operations $    (0.08)      $     (0.03)      $     (0.19)     $     (0.12)
 Net income (loss)               $     0.07       $      0.52       $     (0.04)     $      0.50


Weighted average common shares
 outstanding-basic               20,278,474        20,190,181        20,258,996       20,170,351
                                 ==========        ==========        ==========       ==========

Weighted average common shares
 outstanding-diluted             20,301,240        20,194,157        20,258,996       20,194,017
                                 ==========        ==========        ==========       ==========

See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                           For the nine months ended
                                           -------------------------
                                         September 30,    September 30,
                                            2001             2000
                                         ----------       -------------
Net cash used in operating activities    $ (4,294,427)    $ (1,588,649)
                                          -----------      -----------
Cash flows from investing activities:
   Purchases of property and equipment       (178,617)        (141,678)
   Purchase of intangibles                         --         (100,000)
   Purchases of marketable securities     (14,407,155)     (13,866,677)
   Maturities and sales of marketable
    securities                             13,962,706               --
                                          -----------       ----------
Net cash used in investing
  activities                                 (623,066)     (14,108,355)
                                          -----------       ----------
Cash flows from financing activities:
   Proceeds from disposal of
    discontinued operations                 1,023,000       25,000,000
   Proceeds from the exercise of common
    stock options and warrants                     --          120,000
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                       28,634           75,595
   Repayment of debt                               --       (3,300,044)
                                          -----------       ----------
Net cash provided by financing
 activities                                 1,051,634       21,895,551
                                          -----------       ----------
Net (decrease) increase in cash
 and cash equivalents                      (3,865,859)       6,198,547
Cash and cash equivalents, beginning
 of the period                              6,493,336        3,705,194
                                          -----------       ----------
Cash and cash equivalents, end
 of the period                           $  2,627,477      $ 9,903,741
                                          ===========       ==========
Cash paid for interest                   $         --      $   250,025
                                          ===========       ==========
Non-cash investing activities:
  Changes in unrealized
   appreciation of marketable
   securities                          $      206,711     $      7,234
                                          ===========       ==========

See accompanying notes.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of A.P. Pharma, Inc. and subsidiaries ("the Company" or "APP") as of September 30, 2001 and the results of their operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS
Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts in future periods.

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

Common stock outstanding as of September 30, 2001 is as follows:

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
                                                 ==========

(3)  Revenue Recognition
-------------------

Licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees typically allow customers to develop, use or sell the Company's proprietary products in a specific field or territory. The license agreements provide for APP to earn future revenue through royalty payments. The license fees are non-refundable even if the agreements are terminated before their term. These license fees are amortized on a straight-line basis over the appropriate period.

(4)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and nine months ended
September 30, 2001 and 2000 consists of the following:




                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                                 2001             2000               2001               2000
                              -------------    -------------      -------------      ------------

Net income (loss)               $ 1,491,241       $10,557,772       $  (827,367)     $10,144,387

Unrealized holding gains
 arising during the period          140,808             7,234           206,711            7,234
                                 ----------        ----------        ----------       ----------

Comprehensive income (loss)     $ 1,632,049       $10,565,006       $  (620,656)     $10,151,621
                                 ==========        ==========        ==========       ==========



(5)  Inventory
     ---------

The major components of inventory are as follows:

                       September 30, 2001  December 31, 2000
                       ------------------  -----------------
Raw materials             $45,092           $43,387
Finished goods             38,772            27,692
                           ------            ------
Total inventory           $83,864           $71,079
                           ======            ======

(6)  Discontinued Operations
     -----------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million on closing and is entitled to receive additional amounts over the three years following the sale relating to the achievement of performance milestones of the cosmeceutical and toiletry business. In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

Due to the attainment of certain performance milestones by the cosmeceutical product lines, an additional $3.6 million in earnout income was achieved in accordance with the sale agreement. After reserves for certain indemnification claims allowable under the sale agreement, the accompanying condensed consolidated financial statements include an additional $3,000,000 of net gain on disposition of discontinued operations.

Basic and diluted income per common share from discontinued operations excluding the gain on sale of the cosmeceutical product lines was $0.01 and $0.00 for the three and nine months ended September 30, 2001, respectively.

Basic and diluted income per common share from discontinued operations excluding the gain on sale of the cosmeceutical product lines was $0.00 and $0.07 for the three and nine months ended September 30, 2000, respectively.

(7)  Legal Proceedings
     -----------------

In February 2000, Douglas Kligman and Albert Kligman filed a complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleged that the plaintiffs entered into a partnership with the Company to pursue development and sales of a product developed by the plaintiffs. The complaint stated various claims, dissolution of partnership, implied-in-law contract and other claims.

On September 28, 2001, the U.S. District Court for the Eastern
District of Pennsylvania granted a summary judgment in favor of A.P. Pharma, Inc.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Results of Operations for the Three Months Ended September 30, 2001
-------------------------------------------------------------------
and 2000
--------

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

The Company's revenues are derived principally from royalties, license fees, R&D fees and product sales. Under strategic alliance arrangements entered into with certain corporations, APP can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales. On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and associated assets to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc.

Royalties for the third quarter of 2001 increased by 20% to $726,000 from $605,000 in the corresponding quarter of the prior year. This increase was primarily due to royalties earned following the launch of Carac(TM), a topical prescription treatment for actinic keratoses which was launched in April, 2001 by the Company's marketing partner, Dermik Laboratories, an Aventis Company.

Product revenues relating to sales of analytical standards decreased by 14% to 243,000 from $281,000 in the corresponding quarter of the prior year.

Gross profit on sales of analytical standards increased from 59% to 64% due mainly to sales mix as the year-ago quarter included higher sales of low-margin instruments.

Research and development expense for the third quarter of 2001 totaled $1,987,000, an increase of $1,197,000 or 151% over the corresponding quarter of the prior year. The increase is mainly due to the completion of pre-clinical trials associated with the Company's bioerodible Biochronomer(TM) system in preparation for the filing of an Investigational New Drug Application (IND) for a treatment for post-surgical pain.

Selling and marketing expense relating to analytical standards for the third quarter of 2001 decreased by 29% to $106,000 from $150,000 in the corresponding quarter of the prior year due mainly to lower overhead allocations.

General and administrative expense for the quarter ended September 30, 2001 of $720,000, was essentially flat with the reported
$722,000 in the corresponding quarter of the prior year.

Interest income for the third quarter of 2001 decreased by $64,000 to $238,000 due mainly to lower interest rates compared with the corresponding quarter of the prior year.

Interest expense for the quarter ended September 30, 2001 decreased to $0 from $66,000 in the corresponding quarter of the prior year due to the repayment of all outstanding debt on the receipt of the payment of $25 million from RP Scherer in the corresponding quarter of the prior year.

Income from discontinued operations represents the net contribution associated with the cosmeceutical product lines which were sold to RP Scherer in July 2000. The gain on disposition in the current quarter includes net earnout income of $3.0 million from the sale of the Company's cosmeceutical product lines in the prior year, which represents additional earnout income of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement. The earnout income is the first of three contractual annual payments, the amounts of which are dependent on the performance of the cosmeceutical business which was sold.

Results of Operations for the Nine Months Ended September 30, 2001
------------------------------------------------------------------
and 2000
--------

Royalties for the nine months ended September 30, 2001 totaled $2,100,000 representing an increase of $505,000 or 32% over the corresponding period of the prior year. This increase was primarily due to royalties earned following the launch of Carac(TM), a topical prescription treatment for actinic keratoses which was launched by the Company's marketing partner, Dermik Laboratories, an Aventis company. Product revenues from sales of analytical standards totaled $839,000, a decrease of $52,000 or 6% over the corresponding period of the prior year.

As a percentage of sales, gross profit on product revenues for the nine months ended September 30, 2001 of $545,000 represented 65% of product revenues compared with 66% in the corresponding period of the prior year.

Research and development expense for the nine months ended September 30, 2001 totaled $4,910,000, an increase of $2,715,000 or 124% over the corresponding period of the prior year. This increase was due to ongoing development of the Company's bioerodible Biochronomer(TM) system including the scale-up and GMP manufacturing of the polymer and the completion of pre-clinical studies in preparation for an IND filing this year for a treatment for post-surgical pain.

Selling and marketing expense for the nine months ended September
30, 2001 decreased by $82,000 or 19% from the corresponding period of the prior year, mainly due to lower overhead allocation.

General and administrative expense for the nine months ended
September 30, 2001 increased by $45,000 or 2% over the corresponding period of the prior year mainly due to increased investor relations expenses.

Interest income for the nine months ended September 30, 2001 totaled $861,000, an increase of $440,000 or 104% over the corresponding period of the prior year. This increase is due mainly to interest earned from the receipt of $25 million received in July 2000 as proceeds from the sale of the company's cosmeceutical product lines to RP Scherer Corporation. Interest expense for the nine months ended September 30, 2001 was $0, a decrease of $294,000 from the same period of the prior year due to the repayment of all outstanding debt following the receipt of $25 million from RP Scherer.

Income from discontinued operations for the nine months ended September 30, 2001 totaled $14,000 compared with $1,381,000 in the corresponding period of the prior year and represents the net contribution associated with the cosmeceutical product lines which were sold to RP Scherer in July 2000. The current period also included net earnout income of $3.0 million from the sale of the Company's cosmeceutical product lines in the prior year, which represents additional earnout income of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement. The earnout income is the first of three contractual annual payments, the amounts of which are dependent on the performance of the cosmeceutical product lines which were sold.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 2001 were $24,774,000 compared with $26,996,000 at December 31, 2000. Working capital decreased to $19,808,000 from $20,087,000. Cash, cash equivalents and marketable securities decreased to $19,247,000 from $22,523,000 at December 31, 2000. During the first nine months of 2001, the Company's operating activities used $4,294,000 compared with $1,589,000 in the corresponding period of the prior year.

Trade accounts receivable decreased to $217,000 at September 30, 2001 from $491,000 at December 31, 2000 due primarily to collections of receivables relating to discontinued operations.

Receivables for royalties and other increased to $2,631,000 from $706,000 at December 31, 2000 due mainly to a receivable relating to a portion of the earnout from the sale of discontinued operations.

Capital expenditures for the nine months ended September 30, 2001 totaled $179,000, an increase of $37,000 from the corresponding period of the prior year.

The Company has financed its operations, including technology and product research and development, from the proceeds of the sale of its cosmeceutical product lines and certain technology rights to topical pharmaceuticals to RP Scherer, Inc. for $25 million in July 2000, the sale of analytical standard products, payments received under licensing agreements, and interest earned on short-term investments.

Cash is being expended with regard to development and pre-clinical trials associated with the Company's bioerodible Biochronomer System for implantable and injectable pharmaceutical applications. The Company's existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license fees and R&D fees, are expected to be sufficient to meet the Company's working capital requirements for the foreseeable future, assuming no changes to existing business plans.

New Accounting Standards
------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible
Assets."

SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The Company adopted this statement as of July 1, 2001.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements. If in a future period the Company determines that goodwill or another intangible asset is impaired, the impairment could have a material impact on earnings for that period.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 effective January 1, 2003, with earlier application encouraged. The Company believes that the adoption of this standard will not have a material effect on its financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS 144 also supercedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provisions of SFAS 144 effective January 1, 2002, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material effect on the Company's results of operations and financial position.


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


                                     A.P. PHARMA, INC.



Date: November 13, 2001            By:  /S/ Michael O'Connell
     ------------------                -------------------------
                                       Michael O'Connell
                                       President and Chief
                                       Executive Officer



Date: November 13, 2001            By:  /S/ Gordon Sangster
     ------------------                -------------------------
                                       Gordon Sangster
                                       Chief Financial Officer