Form 10-K
period 2001-12-31
AP PHARMA INC /DE/
filed 2002-03-28
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K
                 FOR ANNUAL & TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from             to
                                    ----------      ----------

                     Commission File Number:  0-16109


                          A.P. PHARMA, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                    [X]
                                                                 ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2002, was $30,845,887. (1)

As of February 28, 2002, 20,365,687 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 6,344,829 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 28, 2002. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

Definitive Proxy Statement to be used
 in connection with the 2002 Annual Meeting
 of Stockholders.                           III

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

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely development, approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs and other factors described below under the headings "APP Technology", "Products", "Manufacturing", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

COMPANY OVERVIEW
----------------

In this Annual Report on Form 10-K, the "Company", "A.P. Pharma", "APP", "we", "us", and "our", refer to A.P. Pharma, Inc.

We are a specialty pharmaceutical company focused on the development of pharmaceutical products utilizing our proprietary polymer-based drug delivery systems. Our focus is the development and commercialization of bioerodible injectable and implantable systems under the trade name Biochronomer(TM).
Our business strategy is twofold:
- to develop selected proprietary products, funding them through the preliminary phases of regulatory review before entering partnerships to earn a share of future profits; and
- to license our proprietary technologies to corporate partners after completion of feasibility studies to earn research and development fees, licensing fees, milestone payments and royalties.

Initial targeted areas of application for our drug delivery technologies include pain management, inflammation, oncology and ophthalmology applications. Product development programs are primarily funded by royalties from topical products currently marketed by pharmaceutical partners and by proceeds from the divestiture of our cosmeceutical product lines, as well as potential fees we anticipate receiving from collaborative partners.

Bioerodible polymers are of increasing interest within the pharmaceutical and biotechnology community for use in both drug delivery applications and as devices. We have made substantial progress in developing bioerodible polymers that potentially represent a significant improvement over existing drug delivery systems. The major point of difference is that our polymers have been specifically designed as drug delivery devices and are versatile. Erosion times can be varied from hours to days, weeks or months and mechanical properties can be adjusted to produce materials ranging from injectable gels, to strands or rods, wafers or films and microspheres. In addition, the synthesis is reproducible, can be scaled up and the polymers are stable at room temperature, provided they are stored under anhydrous conditions. In studies, the polymers were observed to erode to completion and, once the drug was released, no polymer remained. In addition, the polymers bioerode with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

We filed our first Investigational New Drug Application ("IND") in the fourth quarter of 2001 for our product candidate APF112 for the treatment of post-surgical pain, and entered human clinical trials in January 2002.

In February 1997, we received United States Food and Drug Administration ("FDA") marketing clearance for our first pharmaceutical product based on the original patented Microsponge technology, Retin-A Micro(R), which was licensed to Ortho Neutrogena, a member of the Johnson & Johnson family of companies. This product was launched in the United States in March 1997. Retin-A Micro also received marketing clearance in Canada and was launched in the third quarter of 2001, and Phase III clinical trials were completed in Europe in 2001. A New Drug Application ("NDA") was filed in the United States in the third quarter of 2001 for a product line extension for Retin-A Micro.

We licensed to Dermik Laboratories, an Aventis company, a Microsponge-based formulation incorporating 5-fluorouracil (5-FU) for the treatment of actinic keratoses, a precancerous skin condition. The product was launched in the first quarter of 2001 under the brand name Carac(TM). This new product has a number of advantages over existing topical therapies, including less irritation with shorter duration of therapy and reduced dosage frequency.

Until July 2000, we engaged in the development, manufacturing, and out-licensing of the aforementioned topical pharmaceutical products as well as a variety of cosmeceutical and toiletry products. In July 2000, we sold our cosmeceutical and toiletry product lines, together with certain technology rights to topical pharmaceuticals, to RP Scherer, a subsidiary of Cardinal Health. We received $25 million at closing and are entitled to receive further earnout amounts for the subsequent three years, the amounts of which are dependent on the performance of the product lines sold. We recorded $3 million at the end of the first earnout period, which represents earnout payments received of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement. Under the sale agreement, we retained the rights to our topical prescription products which are marketed by our corporate partners, Johnson & Johnson and Aventis, and on which we continue to receive royalties.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. We changed our name to A.P. Pharma, Inc. in May 2001 to reflect the new pharmaceutical focus of the Company.

APP TECHNOLOGY
--------------

We have made significant investment and progress in the development of bioerodible drug delivery systems. Specifically, we have developed two families of polymers, each with unique attributes. The first family is known collectively as poly(ortho esters) under the trade name Biochronomer(TM); polymers in the second family are known collectively as block copolymers of poly(ortho esters) and poly(ethylene glycol) under the trade name Bioerodimer(TM). The two polymer families are covered by US 5,968,543, issued October 19, 1999 and US 5,939,453, issued August 17, 1999. Both are broad composition of matter patents. A number of other patent applications have been filed.

Current product development work takes advantage of the versatility of these materials, and is exemplified by forms that range from injectable gels into which drugs can be incorporated by a simple mixing procedure, to solid devices that can be fabricated at temperatures low enough to allow the incorporation of materials such as proteins that require mild fabrication conditions.

Our primary focus has been on advancing our Biochronomer technology, which is designed to release drugs at selected implantation sites - such as under the skin, in joints, in the eye, in muscle tissue or at the site of a surgical procedure. Key benefits of this technology include the ability to fabricate the poly(ortho ester) polymers into a variety of drug delivery forms - ranging from wafers and strands to microspheres and injectable gels to enable various means of administration into the body.

The Biochronomer polymer is a poly(ortho ester) that is produced by a condensation reaction between a diketene acetal and a diol, or mixture of diols. This reaction is highly reproducible and kilo quantities of polymer have been produced according to Good Manufacturing Practices (GMP).

Approximately one hundred in vivo and in vitro studies have been completed to advance understanding of this innovative drug delivery technology. The data demonstrate that Biochronomer systems have potential in a wide range of applications, including pain management; osteoarthritis; anti-adhesion, anti-inflammatory, anti-infective; ophthalmic diseases, bone growth, restenosis and tissue engineering. Importantly, the initial toxicology data indicate that the technology is safe for use in the body. Studies demonstrate complete and controlled bioerosion of the polymers. Furthermore, Biochronomer systems have controlled drug-release rates, both short-term and long-term.

Also under development are biodegradable devices based on poly(ortho esters). Because both mechanical properties and erosion rates can be controlled, these polymers are emerging as promising materials for devices useful in cardiovascular applications such as stent coatings and in the development of scaffolding materials used in tissue engineering. In all of these applications, the ability to also deliver drugs is a distinct advantage.

Through academic collaborations, we are also developing water-soluble Bioerodimer polymers with the intent to maximize the concentration of anti-cancer agents in solid tumors and to minimize their concentration in healthy tissue. Two such approaches are currently under development.

PRODUCTS
--------

Ethical Pharmaceutical Products
-------------------------------

APP defines ethical pharmaceutical products as prescription products which are promoted primarily through the medical profession. The Company is developing several pharmaceutical product candidates which will require marketing clearance from the FDA before they can be sold in the United States. The Company believes that the benefits offered by its delivery systems will create valuable product differentiation and improvements in large and profitable markets. Results from various preclinical studies reaffirm that this technology offers the potential to reduce drug side effects, maintain or improve therapeutic efficacy and potentially increase patient compliance with a less frequent treatment regimen.

The following ethical dermatological products have been developed and commercialized:

Retin-A Micro: In February 1997, the Company received FDA approval for Microsponge-entrapped tretinoin for improved acne treatment. Tretinoin has been marketed in the United States by Ortho Neutrogena (formerly Ortho Dermatological), a Johnson & Johnson ("J&J") subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. The Company believes its patent-protected approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A(R) Micro (TM). The Company receives royalty income based on the sales of this product over the life of the applicable patents.

During 2001, Ortho also launched this product in Canada and completed Phase III clinical trials in Europe in preparation for a European Union filing. Additionally, Ortho completed Phase III clinical trials in the United States on a second Retin-A Micro formulation and filed an NDA for the product in the third quarter of 2001.

Carac: In the fourth quarter of 2000, Dermik Laboratories, an Aventis company, received marketing clearance for an NDA for an APP-developed formulation containing Microsponge-entrapped 5-fluorouracil (5-FU) for the treatment of actinic keratoses. This product was launched under the trade name Carac(TM) in the first quarter of 2001. The Company receives royalty income based on the sales of this product over the life of the applicable patents.

Products Under Development
--------------------------

APP's efforts in pharmaceutical markets include additional applications using the Company's technology which are under development, as noted below.

Extensive toxicology studies for an injectable Biochronomer polymer have been completed, enabling an IND to be filed in December 2001, and human clinical studies initiated in January 2002. The first product candidate targets the market for post-surgical pain, which currently is estimated in excess of $500 million. The Company believes this product, APF112, can fill an important need in an area which is still much under-served.

The treatment strategy is to provide 24 to 36 hours of localized post-surgical pain relief by delivering the drug, mepivacaine, directly to the surgical site. Mepivacaine is a well known drug for localized pain relief, and it has an extensive safety protocol. APF112 is designed to minimize the use of opioids (morphine-like drugs) which are currently used in the majority of surgical procedures as a means of managing pain but with unpleasant side effects - nausea, disorientation, sedation, constipation, vomiting, urinary retention and, in some situations, life-threatening respiratory depression.

The first clinical study, designed to measure the safety of APF112, was initiated in January 2002. Later in 2002, Phase II clinical studies are expected to be initiated to evaluate therapeutic efficacy, probably in association with arthroscopic knee surgery.

Other Products
--------------

While not the principal focus of APP development efforts, the Company has applied its original technology to its analytical standards business.

Analytical Standards. APP initially developed microspheres (precursors to the Microsponge system) for use as a testing standard for gauging the purity of municipal drinking water. Marketed by APP nationwide, these microspheres are suspended in pure water to form an accurate, stable, reproducible turbidity standard for the calibration of turbidimeters used to test water purity.

The Company has also developed standards for the calibration of spectrophotometers and colorimeters.

MARKETING
---------

A key part of the Company's business strategy is to ally the Company with pharmaceutical partners. The Company has therefore negotiated agreements covering Microsponge delivery systems and the marketing of formulated prescription products.

The Company is now engaged in several feasibility studies relating to its Biochronomer systems.

In general, APP grants limited marketing exclusivity in defined markets for defined periods to its partners. However, after development is completed and a partner commercializes a formulated product utilizing the Company's delivery systems, APP can exert only limited influence over the manner and extent of the client's marketing efforts.

The Company's key relationships are set forth below:

Johnson & Johnson Inc. In May 1992, APP and Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, entered into a development and license agreement related to tretinoin-based products incorporating APP's Microsponge technology. As part of the agreement, certain license fees and milestone payments were paid by Ortho to APP. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing the APP Microsponge system. Ortho's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by the Company.

In February 1997, APP received FDA marketing clearance for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product has been marketed by Ortho Dermatological since March 1997 as Retin-A(R) Micro
(TM). APP received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment which was recognized as revenue and half as prepaid royalties which was recorded as deferred revenues.

Dermik. In March 1992, APP and Dermik, an Aventis company, restructured their 1989 joint venture agreement. As part of the agreement Aventis received certain exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses, precancerous skin lesions. In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with APP to cover two additional applications, in return for milestone payments and royalties upon successful development. In the fourth quarter of 2000 Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in the first quarter of 2001. APP received $500,000 on the filing of the NDA, representing a milestone payment of $250,000 and prepaid royalties of $250,000, as well as a milestone payment of $50,000 on the receipt of marketing clearance from the FDA. Dermik's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by the Company.

GOVERNMENT REGULATION
---------------------

Ethical Products
----------------

In order to clinically test, produce and sell products for human therapeutic use, mandatory procedures and safety evaluations established by the FDA and comparable agencies in foreign countries must be followed. The procedure for seeking and obtaining the required governmental clearances for a new therapeutic product includes preclinical animal testing to determine safety and efficacy, followed by human clinical testing. This can take many years and require substantial expenditures. In the case of third party agreements, we expect that our corporate partners will partially fund the testing and the approval process with guidance from us. We intend to seek the necessary regulatory approvals for our proprietary products as they are being developed.

PATENTS AND TRADE SECRETS
-------------------------

As part of the Company's strategy to protect its current products and to provide a foundation for future products, APP has filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. The Company also has filed foreign patent applications on its polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. The Company has a total of 10 issued United States patents and an additional 105 issued foreign patents. Currently, the Company has over 24 pending patent applications worldwide.

Although the Company believes the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that APP's technology will not be held to infringe patents held by others.

APP relies on unpatented trade secrets and know-how to protect certain aspects of its production technologies. APP's employees, consultants, advisors and corporate partners have entered into confidentiality agreements with the Company. These agreements, however, may not necessarily provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure. In addition, others may obtain access to, or independently develop, these trade secrets or know-how.

COMPETITION
-----------

In the development of bioerodible poly(ortho esters) for implantation applications, there is competition from a number of other bioerodible systems, especially polymers based on lactic and glycolic acid and to a lesser extent, polyanhydrides. The Company believes that its proprietary bioerodible Biochronomer(TM) polymers have a number of important advantages. Among these are ease of synthesis, ability to control both erosion times and mechanical properties, the simultaneous drug delivery and erosion process, resulting in complete polymer disappearance when all the drug has been delivered. Also, the polymer bioerodes with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

The attribute of the second family of bioerodible polymers, the block copolymers of poly(ortho esters) and poly(ethylene glycols) is that a hydrophobic (water-repelling) bioerodible segment can be connected to a water-soluble segment. There are other such polymers, but the Company believes that its proprietary material is superior because the hydrophobic poly(ortho ester) segment can greatly increase the efficiency of drug entrapment making transport to tumors much more effective.

HUMAN RESOURCES
---------------

As of February 28, 2002, the Company had 38 full-time employees, 10 of whom hold PhDs. There were 20 employees engaged in research and development and quality control, 9 in production and sales activities and 9 working in finance, business development, human resources and administration.

The Company considers its relations with employees to be satisfactory. None of the Company's employees is covered by a collective bargaining agreement.

Item  2.  PROPERTIES

The Company leases 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The current annual rent expense for the Redwood City facility is approximately $494,000.

The Company occupied a production facility and warehouse in Lafayette, Louisiana which was sold to RP Scherer in July 2000. The construction of the facility in 1986 was financed primarily by 15-year, tax-exempt industrial development bonds. In 1995, the Company extinguished the bond liability through an "insubstance defeasance" transaction by placing United States government securities in an irrevocable trust to fund all future interest and principal payments. The defeased debt balance outstanding of $2,500,000 as of December 31, 2001 will be repaid on January 25, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust.

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
          MATTERS

Shares of the Company's common stock trade on the NASDAQ National Market, under the symbol APPA. As of February 28, 2002, there were 476 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


2001             High      Low      2000               High     Low
----------------------------------------------------------------------
First Quarter    2.938     1.625    First Quarter      6.500    3.344
Second Quarter   3.350     1.870    Second Quarter     5.250    3.250
Third Quarter    3.100     1.400    Third Quarter      4.125    2.125
Fourth Quarter   3.120     1.550    Fourth Quarter     3.563    1.750


Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31,                      2001     2000     1999      1998      1997
----------------------------------------------------------------------------
Consolidated Statements of Operations Data
------------------------------------------
Royalties                      $ 3,252   $2,081   $2,025    $1,724    $1,150
License, R&D and option fees        13      122    1,462       219     1,500
Product sales                    1,122    1,163    1,210     1,131     1,273
                                ------    -----    -----     -----     -----
Total revenues                   4,387    3,366    4,697     3,074     3,923
Cost of product sales              440      496      532       321       676
Research and development, net    7,348    3,713    2,471     2,371     2,354
Selling, marketing and
  advertising                      473      594      496       385       595
General and administrative       2,829    2,869    2,946     2,165     2,797

Interest and other, net          1,192      548     (390)     (578)     (753)
                                 -----    -----    -----     -----     -----
Loss from continuing operations (5,511)  (3,758)  (2,138)   (2,746)   (3,252)
Income from discontinued
  operations(1)                    107    1,163    4,510     5,271     1,444
Gain on disposition of
  discontinued operations(2)     2,890   11,147       --        --        --
                                 -----    -----    -----     -----     -----
Net income (loss)              $(2,514)  $8,552   $2,372    $2,525   $(1,808)
                                 =====    =====    =====     =====    ======

Basic income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.27)  $(0.19)  $(0.11)   $(0.14)   $(0.17)
  Net income (loss)            $ (0.12)  $ 0.42   $ 0.12    $ 0.13    $(0.10)
Diluted income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.27)  $(0.19)  $(0.11)   $(0.14)   $(0.17)
  Net income (loss)            $ (0.12)  $ 0.42   $ 0.12    $ 0.12    $(0.10)
Weighted average common
  shares outstanding - basic    20,276   20,179   20,079    19,854    18,779
Weighted average common
  shares outstanding - diluted  20,276   20,213   20,252    20,381    19,815


Consolidated Balance Sheet Data
-------------------------------

Working capital                $18,074  $20,087  $13,192   $ 2,456   $ 3,372
Total assets                    23,507   26,996   19,296    17,582    18,052
Long-term debt, excluding
  current portion                   --       --    2,409        --     3,055
Shareholders' equity            19,172   21,159   12,036     9,036     4,113

(1) Income from discontinued operations represents the income attributable to the Company's cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000.

(2) Gain on disposition of discontinued operations in 2000 represents the gain on the sale of the Company's cosmeceutical and toiletries business to RP Scherer on July 25, 2000, and in 2001 represents the earnout income received from RP Scherer based on the performance of the business sold. This is the first of three possible contractual payments under the sale agreement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets and accruals. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition
-------------------

Product revenues are recorded upon shipment of products when four basic criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. Determination of criteria 3 and 4 are based on management's judgments regarding the fixed nature of the fees charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company has licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period. The license agreements
provide for APP to earn future revenue through royalty payments.    These
non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as the Company has continuing involvement with licensees until the related product is discontinued. Revenue recognized from deferred license fees is classified as License, R&D and Option Fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier.

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the customer by the Company's licensees based on information received by the Company from its licensees.

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

Deferred Revenue
----------------

Non-refundable license fees received by the Company under arrangements where the Company has continuing involvement are reported as deferred revenues and amortized over the estimated life of the product to which they relate.

Prepaid royalties paid to the Company are also reported as deferred revenues. In accordance with the respective licensing agreements, a percentage of the royalties earned by the Company is applied against the deferred revenues, after certain annual minimum royalty payments are met, and recognized as revenues.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------
                            For the Years Ended December 31,  Annual % Change
                            --------------------------------  ---------------
                               2001      2000      1999       01/00    00/99
                              ------    ------    ------      -----    -----
Royalties                    $3,252     $2,081    $2,025        56%       3%
License, R&D and option fees     13        122     1,462       (89%)    (92%)
Product sales                 1,122      1,163     1,210        (4%)     (4%)
                              ------    ------    ------
  Total revenues              4,387      3,366     4,697        30%     (28%)

Cost of product sales           440        496       532       (11%)     (7%)
Research and development, net 7,348      3,713     2,471        98%      50%
Selling and marketing           473        594       496       (20%)     20%
General and administrative    2,829      2,869     2,946        (1%)     (3%)

                                    2001        2000        1999
                                    ----        ----        ----
Expenses expressed as a percentage
  of total revenues:
Cost of sales                        10%         15%         11%
Research and development, net       167%        110%         53%
Selling and marketing                11%         18%         11%
General and administrative           64%         85%         63%

Results of Operations for the years ended December 31, 2001 and 2000
--------------------------------------------------------------------

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

The Company's revenues are derived principally from royalties, license and research and development fees and sales of analytical standards products. Under strategic alliance arrangements entered into with certain corporations, APP can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for 2001 increased by $1,171,000 or 56%, to $3,252,000 from $2,081,000 in the prior year. This increase related primarily to royalties earned on sales of Carac(TM), a topical prescription treatment for actinic keratoses which was launched in the first quarter of 2001 by the Company's marketing partner, Dermik Laboratories, an Aventis company. Royalties on sales of Retin-A(R) Micro by Ortho Neutrogena, a Johnson and Johnson company, also increased following a direct-to-consumer advertising program of the product. Product revenues for 2001 relating to sales of analytical standards decreased by 4% or $41,000 to $1,122,000 from $1,163,000 in the prior year. Royalty income is expected to increase in 2002 assuming the continuation of the direct-to-consumer advertising program for Retin-A Micro and anticipated growth of Carac sales. Product revenues from sales of analytical standards are expected to be flat.

Gross profit on sales of analytical standards increased from 57% to 61% due mainly to a change in the sales mix with fewer sales of lower margin instruments. Gross profit on product sales is expected to remain essentially unchanged in 2002.

Research and development expense for 2001 increased by $3,635,000, or 98%, to $7,348,000 from $3,713,000 due mainly to costs of preclinical studies required for the filing of an Investigational New Drug Application (IND) involving the Company's bioerodible Biochronomer(TM) drug delivery system for a treatment for post-surgical pain, and the Company's ongoing product development programs. Research and development expense is expected to increase in 2002 as the Company's lead product candidate, APF112 for the treatment of post-surgical pain, entered human clinical studies in early 2002.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps - beginning with identification of a potential target and including, among others, proof of concept in animals and Phase I, II, and III clinical studies in humans - each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation and sponsored research at academic and research institutions. Future research and development expenses would also include costs related to human clinical trials.

The major components of R&D expenses for 2001, 2000 and 1999 were as follows
(in thousands):
                               2001      2000      1999
                              ------    ------    ------
General research and
 development costs           $4,167     $2,900    $2,381
Polymer development and
 preclinical programs         3,181        813        90
                              -----      -----     -----
                             $7,348     $3,713    $2,471
                              =====      =====     =====

Selling and marketing expense for analytical standards products for 2001 decreased by $121,000 or 20% to $473,000 from $594,000 due mainly to lower advertising expenses on sales of analytical standards. Selling and marketing expense is expected to remain essentially unchanged in 2002.

General and administrative expense for 2001 of $2,829,000 remained unchanged from the prior year. General and administrative expense includes salaries and related expenses, professional fees, directors' fees, investor relations costs, insurance expense and overhead allocation, and is expected to increase only moderately in 2002, primarily due to increased investor relations activities.

Interest income for 2001 increased by $289,000, or 35%, to $1,106,000 from $817,000 due mainly to the receipt of $25 million in July 2000 as proceeds from the sale of the Company's cosmeceutical and toiletries product lines to RP Scherer Corporation. Interest expense for 2001 decreased by $294,000, or 100%, to $0 due to the repayment of all previously outstanding debt upon the Company's receipt of the $25 million proceeds from RP Scherer. Interest income is expected to decrease in 2002 as cash balances decrease and if interest rates remain constant.

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and associated assets to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. Income/loss from discontinued operations represents the net contribution/loss attributable to the cosmeceutical and toiletries product lines which were sold to RP Scherer Corporation in July 2000. For the year 2001, the net income from discontinued operations totaled $108,000, compared with $1,163,000 in the prior year.

The gain recorded in 2001 related to the disposition of discontinued operations includes net earnout income of $3 million from the sale of the Company's cosmeceutical product lines in the prior year, which represents additional earnout income of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement. The earnout income is the first of three contractual annual payments, the amounts of which are dependent on the performance of the cosmeceutical business. The gain on disposition of discontinued operations in the prior year represents the gain realized on the sale of the cosmeceutical business completed in July 2000.

Results of Operations for the years ended December 31, 2000 and 1999
--------------------------------------------------------------------

Royalties for 2000 increased by $56,000 or 3% to $2,081,000 from $2,025,000 in the prior year. This increase related to increased sales of Retin-A(R) Micro by Ortho Neutrogena, a Johnson and Johnson company. Product revenues for 2000 relating to sales of analytical standards, decreased by $47,000 or 4% to $1,163,000 from $1,210,000 in the prior year. License, R&D and option fees of $122,000 decreased by $1,340,000 or 92% from $1,462,000 in the prior year due mainly to the absence of revenues from the sale of a proprietary product line in the prior year.

Gross profit on sales of analytical standards improved slightly from 56% to 57% due mainly to lower production labor costs resulting from staff turnover.

Research and development expense for 2000 increased by $1,242,000 or 50% over the prior year to $3,713,000 from $2,471,000 due mainly to the initiation of preliminary toxicology studies on the Company's bioerodible Biochronomer(TM) delivery systems.

Selling and marketing expense for analytical standards products for 2000 increased by $98,000 or 20% over the prior year to $594,000 from $496,000 due mainly to higher commission expense on sales of analytical standards and higher overhead allocation compared with the prior year.

General and administrative expense decreased by 3% or $77,000 from the prior year to $2,869,000 from $2,946,000 due mainly to reduced travel expenses and outside services.

Interest income for 2000 increased by $616,000 or 307% over the prior year to $817,000 from $201,000 due mainly to the receipt of $25 million in July 2000 as proceeds from the sale of the Company's cosmeceutical and toiletries product lines to RP Scherer Corporation. Interest expense for 2000 decreased by $291,000 or 50% to $294,000 from $585,000 due to the repayment of all outstanding debt on the receipt of the $25 million proceeds from RP Scherer.

Income from discontinued operations represents the net contribution attributable to the sale of the cosmeceutical and toiletries product lines which were sold to RP Scherer Corporation in July 2000. For the year 2000, the net contribution totaled $1,163,000, being the contribution earned in the seven months prior to the closing of the sale transaction in July 2000, compared with $4,510,000 in the full twelve months of the prior year. This decrease was also due to unabsorbed overhead at the manufacturing facility in Louisiana, resulting from a planned reduction in inventory levels and a shift in sales mix from toiletries to cosmeceutical products which require less Microsponge system entrapment.

Products in Development
-----------------------

We have a number of product candidates in various stages of development, some of which are the subject of collaborations with potential corporate partners. The following table sets forth the current opportunities for our own portfolio of product candidates, the compound selected, the delivery time and the status.

CURRENT OPPORTUNITIES

Indication          Compound       Delivery Time     Status
----------          --------       -------------     ------
Acute pain relief   Mepivacaine    Short term        Phase I
(post-surgical)

Site-specific       Meloxicam      Medium term       Pre-IND
Anti-inflammatory

In addition, several collaborative feasibility studies are ongoing in the areas of ophthalmology, restenosis, fertility, osteoporosis and immune stimulation.

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 2001 were $23,507,000 compared with $26,996,000 at December 31, 2000. Cash, cash equivalents and marketable securities decreased by $3,029,000 to $19,494,000 at December 31, 2001 from $22,523,000 at December 31, 2000.

Net cash used in operating activities for the years ended December 31, 2001, 2000 and 1999 was $6,491,000, $3,116,000 and $842,000, respectively. The increase in net cash used in operating activities was primarily due to increased research and development expenses resulting from preclinical studies required for the filing of an Investigational New Drug Application ("IND") involving the Company's bioerodible Biochronomer(TM) drug delivery system for a treatment for post-surgical pain.

Net cash provided by investing activities for the years ended December 31, 2001 and 2000 was $3,550,000 and $8,972,000, respectively, compared to cash used in investing activities of $176,000 for the year ended December 31, 1999. The changes in 2001 and 2000 as compared to 1999 were primarily the result of proceeds from the disposition of discontinued operations.

Net cash provided by financing activities was $66,000 for the year ended December 31, 2001 compared to net cash used in financing activities of $3,068,000 for the year ended December 31, 2000 and net cash provided by financing activities of $635,000 for the year ended December 31, 1999. The net cash provided by financing activities in 2001 was mainly due to proceeds from issuance of shares under the Employee Stock Purchase Plan. The change in the year 2000 was primarily the result of repayment of the Company's long-term debt.


In the current year, the Company has also financed its operations, including technology and product research and development, from royalties on Retin-A Micro and Carac, earnout income from RP Scherer, the sales of analytical standard products and interest earned on short-term investments.

The Company's existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and R&D fees, are expected to be sufficient to meet the Company's cash needs for at least two years, assuming no changes to existing business plans.

The Company's future capital requirements will depend on numerous factors including, among others, royalties from sales of products of third party licensees; the Company's ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that the Company devotes to self-funded products; the Company's ability to obtain and retain funding from third parties under collaborative arrangements; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology.

The Company occupies leased facilities under an agreement that expires in three years. The Company also leases certain office equipment under operating leases. The contractual obligations for the next five years and thereafter are as follows:

   Years Ending                Minimum
   December 31,                Payments
   -----------                 --------
      2002                    $  681,396
      2003                       693,048
      2004                       590,568
      2005                         8,088
      2006 and thereafter          7,414
                               ---------
                              $1,980,514
                               =========

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued FAS 141, "Business Combinations" (FAS 141).
FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of FAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of FAS 143, which will be effective for the Company's fiscal year ending December 31, 2002, to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairmment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material effect on its financial condition or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition.

OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT.

Our business is at an early stage of development. Our ability to produce bioerodible drug delivery systems that progress to and through clinical trials is subject to, among other things:

 - success with our research and development efforts;

 - selection of appropriate therapeutic compounds for delivery;

 - the required regulatory approval.

Successful development of delivery systems will require significant preclinical and clinical testing prior to regulatory approval in the United States and elsewhere. In addition, we will need to determine whether any potential products can be manufactured in commercial quantities at an acceptable cost. Our efforts may not result in a product that can be marketed. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research programs to be successful, any program may be abandoned, even after significant resources have been expended.

WE MAY NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN.

We may require additional capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, royalty income and interest income will be sufficient to fund our current level of operations for at least the next two years based on current business plans, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

 - continued scientific progress in our research and development programs;

 - the magnitude and scope of our research and development programs;

 - our ability to maintain and establish strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing;

 - our progress with preclinical and clinical trials;

 - the time and costs involved in obtaining regulatory approvals;

 - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We intend to acquire additional funding through strategic collaborations, in the form of license fees, research and development fees and milestone payments. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient funding is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, each of which could have a material adverse effect on our business.

ENTRY INTO CLINICAL TRIALS WITH ONE OR MORE PRODUCTS MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS.

We do not expect to generate any significant revenues from product sales for a period of several years. We may never generate revenues from product sales or become profitable because of a variety of risks inherent in our business, including risks that:

 - clinical trials may not demonstrate the safety and efficacy of our products;

 - completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

 - we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

 - we may not be able to manufacture our delivery systems economically on a commercial scale;

 - we and our licensees may not be able to successfully market our products.

WE DEPEND ON OUR COLLABORATORS TO HELP US COMPLETE THE PROCESS OF DEVELOPING AND TESTING OUR PRODUCTS AND OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS MAY BE IMPAIRED OR DELAYED IF OUR COLLABORATIVE PARTNERSHIPS ARE UNSUCCESSFUL.

Our strategy for the development, clinical testing and commercialization of our products requires entering into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators' resources that will be devoted to our research activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under collaborative agreements with collaborators, we may rely significantly on them, among other activities, to:

 - fund research and development activities with us;

 - pay us fees upon the achievement of milestones; and

 - market with us any commercial products that result from our collaborations.

OUR RELIANCE ON THE RESEARCH ACTIVITIES OF OUR NON-EMPLOYEE SCIENTIFIC ADVISORS AND OTHER RESEARCH INSTITUTIONS, WHOSE ACTIVITIES ARE NOT WHOLLY WITHIN OUR CONTROL, MAY LEAD TO DELAYS IN TECHNOLOGICAL DEVELOPMENTS.

We have relationships with scientific advisors at academic and other institutions, some of whom conduct research at our request. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these advisors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If our scientific advisors are unable or refuse to contribute to the development of any of our potential discoveries, our ability to generate significant advances in our technologies will be significantly harmed.

THE LOSS OF KEY PERSONNEL COULD SLOW OUR ABILITY TO CONDUCT RESEARCH AND DEVELOP PRODUCTS.

Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our scientific staff. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

BECAUSE WE OR OUR COLLABORATORS MUST OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS IN THE UNITED STATES AND FOREIGN JURISDICTIONS, WE CANNOT PREDICT WHETHER OR WHEN WE WILL BE PERMITTED TO COMMERCIALIZE OUR PRODUCTS.

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborators develop are subject to government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

 - manufacturing;

 - advertising and promoting;

 - selling and marketing;

 - labeling; and

 - distributing.

We may not obtain regulatory approval for the products we develop and our collaborators may not obtain regulatory approval for the products they develop. Regulatory approval may also entail limitations on the indicated uses of a proposed product.

The regulatory process, particularly for biopharmaceutical products like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries.
In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in foreign countries. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources.

Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

 - significantly harm the marketing of any products that we or our collaborators develop;

 - impose costly procedures upon our activities or the activities of our collaborators;

 - diminish any competitive advantages that we or our collaborative partners may attain; or

 - adversely affect our ability to receive royalties and generate revenues and profits.

In addition, the marketing and manufacturing of drugs and biological products are subject to continuing FDA review, and later discovery of previously unknown problems with a product, its manufacture or its marketing may result in the FDA requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market.

WE FACE INTENSE COMPETITION FROM OTHER COMPANIES.

Most or all of the products we could develop or commercialize will face competition from different therapeutic agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition potentially includes all of the pharmaceutical companies in the world. Many of these pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than we do. To the extent that we develop or market products incorporating drugs that are off-patent, or are being developed by multiple companies, we will face competition from other companies developing and marketing similar products.

Pharmaceutical companies are increasingly using advertising, including direct-to-consumer advertising, in marketing their products. The costs of such advertising are very high and are increasing. It may be difficult for our company to compete with larger companies investing greater resources in these marketing activities.

Other pharmaceutical companies are aggressively seeking to obtain new products by licensing products or technology from other companies. We will be competing to license or acquire products or technology with companies with far greater financial and other resources.

INABILITY TO OBTAIN SPECIAL MATERIALS COULD SLOW DOWN OUR RESEARCH AND DEVELOPMENT PROCESS.

Some of the critical materials and components used in our developed products are sourced from a single supplier. An interruption in supply of a key material could significantly delay our research and development process.

Special materials must often be manufactured for the first time for use in drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses.

Special materials or components must be fabricated for use in our drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery system, so a reliable source of a consistent supply of materials is important. Materials or components needed for our drug delivery systems may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required, or if the materials traditionally have not been used in pharmaceutical products.

PATENTS AND OTHER INTELLECTUAL PROPERTY PROTECTION MAY BE DIFFICULT TO OBTAIN OR INEFFECTIVE.

Patent protection generally has been important in the pharmaceutical industry. Our existing patents may not cover future products, additional patents may not be issued, and current patents or patents issued in the future may not provide meaningful protection or prove to be of commercial benefit.

In the United States, patents are granted for specified periods of time. Some of our earlier patents have expired, or will expire, over the next several years.

Other companies may successfully challenge our patents in the future. Others may also challenge the validity or enforceability of our patents in litigation. If any challenge is successful, other companies may then be able to use the invention covered by the patent without payment. In addition, if other companies are able to obtain patents that cover any of our technologies or products, we may be subject to liability for damages and our activities could be blocked by legal action unless we can obtain licenses to those patents.

In addition, we utilize significant unpatented proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our products and technologies and the methods used to manufacture them. Other companies have or may develop similar technology which will compete with our technology.

OUR ROYALTY REVENUES COULD DECLINE.

Our royalty revenues in future periods could vary significantly. Major factors which could have an effect on our royalty revenues include, but are not limited to:

 - our partners' decisions about amounts and timing of advertising support for Retin-A Micro and Carac.

 - our partners' decisions about other promotion and marketing support for Retin-A Micro and Carac.

 - the timing of approvals for new product applications both in the United States and abroad.

 - the expiration or invalidation of patents.

 - decreases in licensees' sales of product due to competition, manufacturing difficulties or other factors that affect sales of product, including regulatory restrictions on the advertising of pharmaceutical products.

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. APP does not use derivative financial instruments. The Company manages its interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. The Company also manages its interest rate risk by maintaining sufficient cash and cash equivalents such that it is typically able to hold its investments to maturity. At December 31, 2001, the Company's cash equivalents, and marketable securities include corporate and other debt securities of $19,288,548. Short-term investments with effective maturities of less than three months totaled $3,412,103. Investments with maturities between three months and one year totaled $7,101,830. Investments with maturities between one and two years totaled $8,774,615. Notwithstanding its efforts to manage interest rate risks, there can be no assurances that it will be adequately protected against the risks associated with interest rate fluctuations.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.P. Pharma, Inc.
Consolidated Balance Sheets
---------------------------

                                                December 31,
                                         -------------------------
                                            2001           2000
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  3,617,927   $  6,493,336
 Marketable securities                    15,876,445     16,029,320
 Accounts receivable less allowance
  for doubtful accounts of $660 and
  $223,235 at December 31, 2001 and
  2000, respectively                         338,275        490,578
 Receivables for royalties, license fees
  and R&D fees                             1,129,668      1,200,554
 Inventory                                    60,567         71,079
 Advances to officers and employees               --         34,018
 Prepaid expenses and other                  600,945        730,964
                                          ----------     ----------
  Total current assets                    21,623,827     25,049,849

Property and equipment, net                1,667,904      1,795,313
Other long-term assets                       215,283        151,000
                                          ----------     ----------
Total Assets                            $ 23,507,014   $ 26,996,162
                                          ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                       $    346,674   $    329,305
 Accrued expenses                          1,409,091      1,499,552
 Accrued disposition costs                 1,479,005      2,488,242
 Income taxes payable                             --        255,358
 Deferred revenue                            314,706        390,201
                                          ----------     ----------
    Total current liabilities              3,549,476      4,962,658

Deferred revenue - long-term                 785,266        874,250
                                          ----------     ----------

Commitments and Contingencies
(Notes 4 and 9)

Shareholders' Equity:
 Preferred stock, 2,500,000 shares
  authorized; none issued or
  outstanding at December 31,
  2001 and 2000                                   --             --
 Common stock, $.01 par value,
  50,000,000 shares authorized;
  20,357,115 and 20,206,064 issued
  and outstanding at December 31,
  2001 and 2000, respectively                203,571        202,061
 Deferred compensation                            --        (79,890)
 Additional paid-in capital               86,187,573     85,901,145
 Accumulated deficit                     (67,456,428)   (64,942,829)
 Accumulated other comprehensive
  income                                     237,556         78,767
                                          ----------     ----------
Total Shareholders' Equity                19,172,272     21,159,254
                                          ----------     ----------
Total Liabilities and Shareholders'
 Equity                                 $ 23,507,014   $ 26,996,162
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Operations
-------------------------------------

                                              Year Ended December 31,
                                              -----------------------
                                          2001          2000          1999
                                          ----          ----          ----
Revenues
Royalties                            $ 3,251,523   $ 2,081,025   $ 2,024,817
License, R&D and option fees              13,479       122,297     1,461,842
Product sales                          1,122,260     1,162,537     1,209,914
                                      ----------    ----------    ----------
   Total revenues                      4,387,262     3,365,859     4,696,573

Expenses
 Cost of product sales                   440,270       496,439       532,470
 Research and development, net         7,348,497     3,713,089     2,471,144
 Selling and marketing                   472,632       594,226       496,054
 General and administrative            2,829,071     2,868,935     2,945,594
                                      ----------    ----------    ----------
    Operating loss                    (6,703,208)   (4,306,830)   (1,748,689)
                                      ----------    ----------    ----------

Interest expense                              --      (294,374)     (585,313)
Interest income                        1,106,056       816,864       200,650
Other income (expense), net               85,845        26,224        (4,157)
                                       ---------     ---------    ----------

Loss from continuing operations       (5,511,307)   (3,758,116)   (2,137,509)

Income from discontinued operations      107,708     1,162,984     4,509,896
Gain on disposition of discontinued
  operations, net of taxes             2,890,000    11,147,487            --
                                      ----------    ----------    ----------

Net income (loss)                    $(2,513,599)  $ 8,552,355   $ 2,372,387
                                      ==========    ==========    ==========

Basic income (loss) per share:
 Loss from continuing operations     $     (0.27)  $     (0.19)  $     (0.11)
                                      ==========    ==========    ==========
 Net income (loss)                   $     (0.12)  $      0.42   $      0.12
                                      ==========    ==========    ==========
Diluted income (loss) per share:
 Loss from continuing operations     $     (0.27)  $     (0.19)  $     (0.11)
                                      ==========    ==========    ==========
 Net income (loss)                   $     (0.12)  $      0.42   $      0.12
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - basic                 20,276,080    20,179,280    20,078,912
                                      ==========    ==========    ==========
Weighted average common shares
  outstanding - diluted               20,276,080    20,213,095    20,252,381
                                      ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
-------------------------------------------------------------------------------

For the Years Ended December 31, 2001, 2000 and 1999

                                                                                  Accumulated
                                                                                    Other
                                                         Additional                Compre-
                          Common Stock     Deferred       Paid-In    Accumulated   hensive       Shareholders'
                        Shares    Amount   Compensation   Capital      Deficit     Income          Equity
                     ---------- --------   ---------     ----------- -----------  ------------   ------------
Balance, December
 31, 1998            19,993,311 $199,933  $(499,294)     $85,202,994 $(75,867,571)          --   $ 9,036,062
Options exercised         3,719       37         --           19,489           --           --        19,526
Fair value of
 stock issued to
 non-employees            8,506       85         --           37,415           --           --        37,500
Amortization of
 restricted stock            --       --    199,716               --           --           --       199,716
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           43,506      435         --          160,142           --           --       160,577
Warrants exercised       70,000      700         --          209,300           --           --       210,000
Net income and
 comprehensive
 income                      --       --         --               --    2,372,387           --     2,372,387
                     ----------  -------   --------        ---------  -----------     --------    ----------
Balance, December
 31, 1999            20,119,042 $201,190  $(299,578)     $85,629,340 $(73,495,184)          --   $12,035,768

Comprehensive
 income:
  Net income                 --       --         --               --    8,552,355           --     8,552,355
  Net unrealized
   gain on
   marketable
   securities                --       --         --               --          --        78,767        78,767
                                                                                                  ----------
Comprehensive
 income                                                                                            8,631,122
                                                                                                  ----------

Fair value of
 stock issued to
 non-employees           10,197      102         --           40,398           --           --        40,500
Amortization of
 restricted stock            --       --    219,688               --           --           --       219,688
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           36,825      369         --          111,807           --           --       112,176
Warrants exercised       40,000      400         --          119,600           --           --       120,000

                     ----------  -------   --------       ----------  -----------     --------    ----------
Balance, December
 31, 2000            20,206,064 $202,061  $ (79,890)     $85,901,145 $(64,942,829)   $  78,767   $21,159,254

Comprehensive
 loss:
  Net loss                   --       --         --               --   (2,513,599)          --    (2,513,599)
  Net unrealized
   gain on
   marketable
   securities                --       --         --               --           --      158,789       158,789

                                                                                                  ----------
Comprehensive
 Loss                                                                                             (2,354,810)
                                                                                                  ----------

Restricted stock
 awards                  35,000      350         --           32,725           --           --        33,075
Fair value of common
 stock issued
 to non-employees
 for services            79,942      799         --          177,700           --           --       178,499
Expense associated
 with stock options
 granted to non-
 employees                   --       --         --           10,568           --           --        10,568
Amortization of
 restricted stock            --       --     79,890               --          --            --        79,890
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           36,109      361         --           65,435          --            --        65,796

                     ----------  -------   --------       ----------  -----------     --------    ----------
Balance, December
 31, 2001            20,357,115 $203,571  $      --      $86,187,573 $(67,456,428)   $ 237,556   $19,172,272
                     ==========  =======   ========       ==========  ===========     ========    ==========

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Year Ended December 31,
                                                  -------------------------------------
                                                      2001         2000         1999
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net income (loss)                              $ (2,513,599)  $  8,552,355  $ 2,372,387
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Gain on disposition of discontinued
      operations                                  (2,890,000)  (11,147,487)           --
    Allowance for claims relating to sale
      of discontinued operations                    (712,000)           --            --
    Gain on sale of marketable securities            (83,852)           --            --
    Depreciation and amortization                    399,686       374,962       379,978
    Provision for doubtful accounts and
      note receivable                                198,830       206,968         7,891
    Amortization of deferred revenue                (164,479)     (390,193)     (131,211)
    Stock and stock option compensation
      awards to non-employees                        189,417        40,500        37,500
    Restricted stock awards                          112,615       179,745       199,716
    Amortization of premium/discount and
      accretion of marketable securities             170,855      (101,531)           --
    Loss on retirements of fixed assets                4,417            --            --
    Changes in operating assets and liabilities:
      Accounts receivable                            152,303     2,882,480    (1,055,390)
      Receivables for royalties, license fees
        and R&D fees                                  70,886       292,080       804,218
      Inventory                                       10,512       (10,429)       (1,627)
      Advances to officers and employees              34,018        50,614       254,315
      Prepaid expenses and other                     (68,811)     (411,758)       96,933
      Other long-term assets                         (64,283)      191,047      (166,680)
      Accounts payable                                17,369      (700,229)      205,899
      Accrued expenses                               (90,461)      236,366      (318,203)
      Accrued disposition costs                   (1,009,237)   (2,946,589)           --
      Income taxes payable                          (255,358)     (208,622)       13,480
      Accrued settlement liability                        --            --    (1,300,000)
                                                  ----------     ---------    ----------
Net cash (used in) provided by
 continuing activities                            (6,491,172)   (2,909,721)   1,399,206
Cash used in discontinued operations                      --      (206,281)  (2,241,348)
                                                  ----------     ---------   ----------
Net cash used in operating activities             (6,491,172)   (3,116,002)    (842,142)
                                                  ----------     ---------   ----------

Cash flows from investing activities:
 Proceeds from disposition of discontinued
   operations                                      3,602,000   25,000,000           --
 Purchases of property and equipment                (276,694)    (178,966)    (175,524)
 Purchases of marketable securities              (16,409,995) (18,854,008)          --
 Maturities of marketable securities              16,634,656    3,004,986           --
                                                  ----------    ---------   ----------
Net cash provided by (used in) investing
  activities                                       3,549,967    8,972,012     (175,524)
                                                  ----------    ---------   ----------

Cash flows from financing activities:
  Repayment of long-term debt                             --   (3,300,044)  (3,755,416)
  Proceeds from long-term debt and warrants
    issued                                                --           --    4,000,000
  Proceeds from the exercise of common
    stock options and warrants                            --      120,000      229,526
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                  65,796      112,176      160,577
                                                  ----------    ---------   ----------
Net cash provided by (used in) financing
  activities                                          65,796   (3,067,868)     634,687
                                                  ----------    ---------   ----------

Net increase (decrease) in cash and cash
  equivalents                                     (2,875,409)   2,788,142     (382,979)
Cash and cash equivalents at the beginning
  of the year                                      6,493,336    3,705,194    4,088,173
                                                  ----------    ---------   ----------
Cash and cash equivalents at the end of
  the year                                       $ 3,617,927   $6,493,336   $3,705,194
                                                  ==========    =========    =========
Cash paid for interest                           $        --   $  244,243   $  478,375
                                                  ==========    =========    =========
Cash paid for taxes                              $    27,486   $  244,044   $   51,500
                                                  ==========    =========    =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

Note 1   Business

A.P. Pharma, Inc. ("APP" or the "Company") is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million up-front and could receive additional amounts over the next three years relating to the performance of the cosmeceutical and toiletry business (Note 12).

On May 9, 2001, the Company's shareholders approved a change in the Company's name to A.P. Pharma, Inc.

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities
------------------------------------------

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, the Company considers all short-term investments that have effective maturities of less than three months from dates of purchases to be cash equivalents. Investments with effective maturities longer than three months are classified as marketable securitites. Investments consist primarily of commercial paper, bankers acceptances, master notes and corporate debt securities. The Company has classified all its investments in certain debt and equity securities as "available-for-sale", and therefore are recorded at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

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


Derivative Instruments and Hedging Activities
---------------------------------------------

In accordance with Financial Accounting Standards Board (FASB) Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), the Company is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments as fair value. However, as the Company does not use or hold derivatives, the adoption of FAS 133 in 2001 did not affect the results of operations or the financial position of the Company.

Inventory
---------

Inventory is stated at the lower of cost or market value, utilizing the average cost method.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: equipment and machinery, 3 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the shorter of the respective lease terms or the respective useful lives of the leasehold improvements.

Long-Lived Assets, Including Goodwill and Other Intangibles
-----------------------------------------------------------

As circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including goodwill, or that render those assets not recoverable. Recoverability of assets to be held and used is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. If such assets are considered to be impaired, the amount of impairment to be recognized is measured based on the projected discounted cash flows using an appropriate discount rate. See "Recent Accounting Pronouncements".

Stock-Based Compensation
------------------------

The Company has elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the Company's stock option plans and stock purchase plan. Compensation related to options granted to non-employees is periodically remeasured as earned.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets and accruals. Actual results could differ materially from those estimates.

Revenue Recognition
-------------------

Product revenues are recorded upon shipment of products when four basic criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. Determination of criteria 3 and 4 are based on management's judgments regarding the fixed nature of the fees charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company has licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as the company has continuing involvement with licensees until the related product is discontinued. Revenue recognized from deferred license fees is classified as License, R&D and Option Fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier.

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

Deferred Revenue
----------------

Non-refundable license fees received by the Company under arrangements where the Company has continuing involvement are reported as deferred revenues and amortized over the estimated life of the product to which they relate.

Prepaid royalties paid to the Company are also reported as deferred revenues. In accordance with the respective licensing agreements, a percentage of the royalties earned by the Company is applied against the deferred revenues, after certain annual minimum royalty payments are met, and recognized as revenues.

Earnings (Loss) Per Share
-------------------------

The Company reports both basic earnings (loss) per share, which is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, and diluted earnings per share, which is computed by dividing net income (loss) by the total of weighted-average number of common shares outstanding and dilutive potential common shares outstanding (Note 11).

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and receivables from royalties, license fees and research and development fees.
Approximately 82% and 79% of the recorded trade receivables and receivables from royalties, license fees and research and development fees were concentrated with two and five customers in the pharmaceutical, cosmetic and personal care industries as of December 31, 2001 and 2000, respectively. Approximately 75%, 62% and 67% of the recorded net sales were concentrated with two, one and three customers for the years ended December 31, 2001, 2000 and 1999, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company does not generally require collateral for customers with accounts receivable balances.

Segment and Geographic Information
----------------------------------

The Company's operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.

Royalty revenues from two domestic customers amounted to approximately 49% and 26% of total revenues for the year ended December 31, 2001. Royalty revenues from one domestic customer amounted to approximately 62% of total revenues for the year ended December 31, 2000. Revenues from three domestic customers amounted to 43%, 13% and 11% for the year ended December 31, 1999.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued FAS 141, "Business Combinations" (FAS 141).
FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of FAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of FAS 143, which will be effective for the Company's fiscal year ending December 31, 2002, to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairmment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material effect on its financial condition or results of operations.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2001.

Note 3   Related Party Transactions

The Company has entered into agreements with Large Scale Biology Corp.("LSB Corp.") formerly known as Biosource Technologies, Inc. of which Toby Rosenblatt, a member of the Company's Board of Directors, is a stockholder and a former director. Agreements between APP and LSB were made prior to 1998 and were settled and closed in 1999. All agreements between APP and LSB Corp. were considered and approved by a vote of the disinterested directors (Note 4).

Note 4   Legal Proceedings

In November, 1997 LSB Corp. filed a complaint against the Company in the San Mateo Superior Court. LSB Corp. claimed damages from the Company on the grounds that the Company had failed to pay certain minimum amounts allegedly due under a contract for the supply of melanin. In December 1998, the Company reached a settlement agreement with LSB Corp. In 1999, the settlement liability of $1,300,000 was paid to LSB Corp. in cash.

In February 2000, Douglas Kligman and Albert Kligman filed a complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleged that the plaintiffs entered into a partnership with the Company to pursue development and sales of a product developed by the plantiffs. The complaint stated various claims, dissolution of partnership, implied-in-law contract and other claims. The complaint alleged damages in excess of $75,000, but otherwise made no specific damage claim. On September 28, 2001, the U.S. District Court for the Eastern District of Pennsylvania granted a summary judgment in favor of A.P. Pharma, Inc.

Note 5   Cash Equivalents and Marketable Securities

The Company considers all its investments in debt and equity securities as available-for-sale and, accordingly, these investments are recorded at fair value. Realized gains totaled $84,000, $6,000, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no realized losses for the years ended December 31, 2001, 2000 and 1999. The cost of securities sold is based on the specific identification method.

At December 31, 2001 and 2000, the amortized cost and estimated market value of investments in debt securities are set forth in the tables below:

                                        December 31, 2001
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-Sale:
  Corporate debt
   securities            $10,071,430 $187,405    $(1,663)    $10,257,172
   Other debt securities   8,979,562   51,814         --       9,031,376
                          ----------  -------      -----      ----------
Totals                   $19,050,992 $239,219    $(1,663)    $19,288,548
                          ==========  =======      =====      ==========

                                        December 31, 2000
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-Sale:
  Corporate debt
   securities            $ 7,997,117 $ 52,813     $   --     $ 8,049,930
  Other debt securities   14,209,778   26,424       (470)     14,235,732
                          ----------  -------      -----      ----------
Totals                   $22,206,895 $ 79,237     $ (470)    $22,285,662
                          ==========  =======      =====      ==========

The table below summarizes fair value disclosures at December 31:

                                  2001                   2000
                         -----------------------  ----------------------
                                        Fair                     Fair
                           Cost        Value        Cost        Value
                           ----       ----------  ---------   ----------
Cash Equivalents         $ 3,412,103 $ 3,412,103 $ 6,343,300 $ 6,256,342
Marketable Securities     15,638,889  15,876,445  15,863,595  16,029,320
                          ----------  ----------  ----------  ----------
Totals                   $19,050,992 $19,288,548 $22,206,895 $22,285,662
                          ==========  ==========  ==========  ==========

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2001, by contractual maturity, consisted of the following:

                                                Estimated
                            Cost              Market Value
                          -----------         ------------
Available-for-Sale:
  Due in one year or less $ 9,433,765         $10,513,933
  Due after one year
   through two years        9,617,227           8,774,615
                           ----------          ----------
Totals                    $19,050,992         $19,288,548
                           ==========          ==========

Note 6  Inventory

The major components of inventory are as follows:

                                           December 31,
                                 ---------------------------
                                        2001            2000
                                        ----            ----
Raw materials                        $27,284         $43,387
Finished goods                        33,283          27,692
                                     -------          ------
Total inventory                      $60,567         $71,079
                                     =======          ======

Note 7   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                 ---------------------------
                                     2001           2000
                                  ----------     ----------
Leasehold improvements            $1,355,053     $1,358,320
Furniture and equipment            3,263,421      3,206,744
                                   ----------    ----------
Total property and equipment       4,618,474      4,565,064
Accumulated depreciation
 and amortization                 (2,950,570)    (2,769,751)
                                  ----------     ----------
Property and equipment, net       $1,667,904     $1,795,313
                                  ==========      =========

Depreciation expense amounted to $399,686, $374,962 and $379,978 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8   Long-Term Debt

In March 1999, the Company obtained a $4,000,000 term loan with a fixed interest rate of 13.87%. The loan was secured by the assets of the Company's manufacturing facility in Louisiana and a portion of the Company's accounts receivable. Principal and interest payments were due in equal monthly installments over a period of forty-eight months commencing March 1999. The term loan was obtained mainly to refinance scheduled debt payments made in the first quarter of 1999. In July 2000, the Company extinguished the debt, as repayment was necessary to release liens on the assets sold as part of the cosmeceutical and toiletry business (Note 12). All costs incurred in obtaining the financing arrangement were capitalized as deferred loan costs, and were amortized over the life of the loans using the interest method. Interest expense in 2001, 2000 and 1999 totaled $0, $244,243 and $478,375, respectively.

In September 1995, the Company extinguished $2,500,000 of Industrial Revenue Bonds through an "insubstance defeasance" transaction by placing approximately $2,500,000 of United States government securities in an irrevocable trust to fund all future interest and principal payments. In accordance with the agreement, the investments held in the irrevocable trust shall be the exclusive source of all principal and interest payments and the Company has no liability for any shortfall in payments due. In addition, the Company has relinquished all rights with respect to the amounts held in the trust. The defeased debt balance outstanding of $2,500,000 as of December 31, 2001 will be repaid on January 15, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust. In accordance with generally accepted accounting principles, the bond liability and related assets held in trust are not reflected in the accompanying balance sheets.

Note 9   Commitments

Lease Commitments: Total rental expense for property and equipment was $516,012, $586,991 and $803,140 for 2001, 2000 and 1999, respectively. Rental expense differs from cash payments under lease arrangements of $147,600, $61,500 and $0, in 2001, 2000 and 1999 as the Company's sales agreement to RP Scherer (Note 12) allowed for RP Scherer to occupy a portion of the leased office facilities rent-free through January 25, 2002. The total amount of free rent provided to RP Scherer was charged to discontinued operations in 2000.

The Company's future minimum lease payments under noncancelable operating leases for facilities as of December 31, 2001, are as follows:

              Years Ending                     Minimum
              December 31,                     Payments
              ------------                    -----------
                  2002                         $  681,396
                  2003                            693,048
                  2004                            590,568
                  2005                              8,088
                  2006 and thereafter               7,414
                                               ----------
                                               $1,980,514
                                               ==========

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

In 1997, the stockholders approved the Company's 1997 Employee Stock Purchase Plan (the "Plan"). Under the 1997 Employee Stock Purchase Plan, the Company is authorized to issue up to 400,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for the Company's common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November provided that the first enrollment date was April 30, 1997. Approximately 46 percent of eligible employees participated in the Plan in 2001. Under the Plan, the Company issued 36,109 shares in 2001, 36,825 shares in 2000 and 43,506 shares in 1999. The weighted average fair value of purchase rights granted during 2001, 2000 and 1999 were $1.47, $1.90 and $3.05, respectively. The weighted average exercise price of the purchase rights exercised during 2001, 2000 and 1999 were $1.82, $3.05 and $3.69, respectively. The Company had 230,401 and 266,510 shares reserved for issuance under the stock purchase plan at December 31, 2001 and 2000, respectively.

The Company has various stock option plans for employees, officers, directors and consultants. The Company grants stock options under the 1992 Stock Option Plan ("1992 Plan") and the Non-Qualified Stock Plan. The Company is authorized to issue up to 4,000,000 and 250,000 shares under the 1992 Plan and Non-Qualified Stock Plan, respectively. The options are granted at fair market value and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted under the 1992 Plan and the Non-Qualified Stock Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

The 1992 Plan expired in March 2002. A new stock option plan will be proposed for shareholder approval at the annual shareholders' meeting on May 22, 2002.

In 2001, the Company granted options to purchase 47,500 shares of common stock to non-employees under the 1992 Plan. These options were granted in exchange for services to be rendered and vest over a period of two to four years. The Company recorded compensation expense related to option grants to non-employees of approximately $11,000 in 2001, which represents the fair market value of the portion of the awards that vested during 2001. The unvested shares held by consultants have been and will be revalued using the Black-Scholes option pricing model at the end of each accounting period. No stock options were granted to non-employees in 2000 or 1999.

The following table summarizes option activity for 2001, 2000 and 1999:



                                            2001                 2000                 1999
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       3,910,177   $5.87   3,660,048   $6.30   3,567,183   $6.32
Granted                          467,000    2.51     507,000    3.12     125,047    5.69
Exercised                             --      --          --      --      (3,719)   5.25
Expired or Cancelled            (950,135)   6.46    (256,871)   6.56     (28,463)   6.81
                               ---------           ---------           ---------
Outstanding at end of year     3,427,042    5.25   3,910,177    5.87   3,660,048    6.30
                               =========           =========           =========
Options exercisable at
   year end                    2,674,679    5.93   3,224,583    6.33   3,013,164    6.46
Shares available for future
 grant at year end               193,933             176,056             196,185
Weighted-average fair
 value of options granted
 during the year                          $1.32                $1.70               $3.00



The following table summarizes information about stock options outstanding at December 31, 2001:


                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted     Weighted                Weighted
                            Average      Average                 Average
Range of                   Remaining   Remaining                Remaining
Exercise        Number     Contractual  Exercise    Number      Exercise
Prices        Outstanding      Life        Price  Exercisable     Price
-----------   -----------  ----------- ---------  -----------   ---------
$1.69-$3.50      916,500     9.1 years  $  2.75      236,847    $  3.11
$4.00-$5.38    1,046,500     4.6           4.83      992,332       4.87
$5.44-$7.00      868,500     4.1           6.05      849,958       6.06
$7.13-$10.88     595,542     3.9           8.64      595,542       8.64
               ---------                           ---------
$1.69-$10.88   3,427,042     5.6        $  5.25    2,674,679    $  5.93
               =========                           =========


The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various stock option plans and stock purchase plan. The compensation cost that has been charged against income for the stock options issued to non-employees and restricted stock awards to employees was $123,183, $179,745 and $199,716 for 2001, 2000 and
1999, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have changed to the pro-forma amounts indicated below:

                                 2001            2000           1999
                             -----------    -----------    ---------
Net income (loss)
  - as reported             $(2,513,599)   $ 8,552,355   $ 2,372,387
Net income (loss)
  - pro-forma                (3,209,743)     7,259,817     1,073,712
Basic income (loss) per
  common share - as
  reported                        (0.12)          0.42          0.12
Basic income (loss) per
  common share - pro-forma        (0.16)          0.36          0.05
Diluted income (loss) per
  common share - as reported      (0.12)          0.42          0.12
Diluted income (loss) per
  common share - pro-forma        (0.16)          0.36          0.05

For stock options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of zero for all years; annualized volatility of 62 percent, 58 percent and 52 percent; risk-free interest rates of 4.3 percent, 4.8 percent and 6.6 percent; and expected life of five years for all the stock option plans.

For the stock purchase plan, the fair value of each award is also estimated using the Black-Scholes option pricing model. For purchase rights granted in 2001, the multiple option approach with the following assumptions was used for expected terms of eighteen and twenty-four months: risk free interest rates of 2.4 percent and 4.2 percent; volatility factors of 71 percent and 67 percent; and dividend yield of zero. The purchase rights granted in 2000 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months: risk-free interest rate of 6.4 percent; volatility of 58 percent; and dividend yield of zero. The purchase rights granted in 1999 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months, respectively: risk-free interest rate of 4.6 percent; volatility of 55 percent; and dividend yield of zero.

In 2001, the Company accelerated the vesting of options to purchase 40,000 shares of common stock held by the directors who departed the board as part of the refocusing of the Company. As the exercise prices of these options exceeded the Company's fair market value per share on the date of acceleration, the Company did not record compensation expense associated with these stock option accelerations.

Also in 2001, the Company modified the 1992 Stock Option Plan to extend the exercise period of vested stock options upon employee termination, from up to 30 days after the date of termination to up to 90 days after the date of termination. The Company did not record compensation expense associated with this modification in 2001, as none of the affected options were exercised during 2001 and the number of stock options that may be affected in future periods was not estimable on the date of modification.

Note 11   Earnings Per Share

The following table sets forth the computation of the Company's basic and diluted loss per share:

                                         2001           2000           1999
                                         ----           ----           ----
Loss from continuing operations   $(5,511,307)   $(3,758,116)   $(2,137,509)
                                   ==========     ==========      ==========

Net income (loss)                  (2,513,599)     8,552,355      2,372,387
                                   ==========     ==========      ==========

Shares calculation:
Weighted average shares
  outstanding - basic              20,276,080     20,179,280     20,078,912
Effect of dilutive securities:
 Stock options, employee stock
  purchase plan and stock to be
  issued to directors                      --         32,712        125,762
 Warrants                                  --          1,103         47,707
                                   ----------     ----------      ----------
Weighted average shares
 outstanding - diluted             20,276,080     20,213,095      20,252,381
                                   ==========     ==========      ==========

Basic income (loss) per common
  share:
 Loss from continuing operations  $     (0.27)  $     (0.19)  $     (0.11)
                                   ==========    ==========    ==========
 Net income (loss)                $     (0.12)  $      0.42   $      0.12
                                   ==========    ==========    ==========
Diluted income (loss) per common
  share:
 Loss from continuing operations  $     (0.27)  $     (0.19)  $     (0.11)
                                   ==========    ==========    ==========
 Net income                       $     (0.12)  $      0.42   $      0.12
                                   ==========    ==========    ==========

The following options and warrants were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented:

                                2001              2000              1999
                                ----              ----              ----
Number outstanding              3,427,042         3,571,590         2,816,970
Range of exercise prices     $1.69 - $10.88    $3.88 - $15.00  $5.00 - $15.00

Note 12   Discontinued Operations

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million at closing and is entitled to receive further earnout amounts for the subsequent three years, the amounts of which are dependent on the performance of the product lines sold. In 2001, the Company received an additional $3.6 million due to the performance of the business sold. The cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Operations.

Revenues relating to the discontinued operation totaled $0, $10,199,000 and $15,148,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

"Gain on disposal of discontinued operations" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001 is reported net of allowances for claims made by RP Scherer, mostly due to an indemnification claim relating to inventory deemed obsolete, pursuant to the agreement. "Gain on disposal of discontinued operations" for the year ended December 31, 2000 is reported net of a provision for income taxes of $450,000.

The following table sets forth the Company's basic and diluted income per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2001, 2000 and 1999:

                                   For the years ended December 31,
                                   --------------------------------
                                   2001           2000         1999
                                   ----           ----         ----
Basic income per common
 share from discontinued
 operations                        $0.01          $0.06        $0.22

Diluted income per common
 share  from discontinued
 operations                        $0.01          $0.06        $0.22

Note 13   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees. In the past three calendar years, the Company made matching contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $5,250, $5,100 and $4,800 for the 2001, 2000 and 1999 calendar years, respectively. The Company may also contribute additional discretionary amounts as it may determine. For the years ended December 31, 2001, 2000 and 1999, the Company contributed to the plan approximately $56,000, $106,000 and $122,000, respectively. No discretionary contributions have been made to the plan since its inception.

Note 14   Income Taxes

Income tax expense for the years ended December 31, 2001, 2000 and 1999 consisted of:

                       2001           2000           1999
                       ----           ----           ----
Federal - current   $    --       $304,500        $    --
State                    --        145,500             --
                    -------        -------        -------
                    $    --       $450,000        $    --
                    =======        =======        =======

A reconciliation of the federal statutory rate of 35% (34% in 1999) to the Company's effective tax rate is as follows:

                                                 December 31,
                                           ------------------------
                                           2001      2000     1999
                                           ----      ----     ----
U.S. statutory rate (benefit)             35.00%    35.00%    34.00%
State taxes, net of federal income
 tax benefit                                 --        --        --
Net losses without benefits              (35.71)       --        --
Alternative minimum tax                      --        --        --
Utilization of temporary differences
 for which no benefit was previously
 recognized                                  --    (34.58)   (32.22)
Nondeductible expenses                     0.71     (0.42)    (1.78)
                                          -----     -----     -----
Total tax expense (benefit)                  --%      --%        --%
                                          =====     =====     =====

At December 31, 2001, the Company had net federal operating loss carryforwards of approximately $65,000,000 for income tax reporting purposes and California operating loss carryforwards of approximately $900,000. The federal net operating losses expire beginning in 2003, if not utilized. The California net operating loss carryforwards expire beginning in 2002, if not
utilized.    The Company also has federal alternative minimum tax credit carryforwards of approximately $133,000, which can be carried forward indefinitely.

The Company also has research and experimental tax credits aggregating approximately $1,500,000 and $700,000 for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2002. The California credits carry over indefinitely until utilized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are presented below:

                                        2001         2000
                                    ------------  -----------
Deferred tax assets:
 Deferred research expenditures    $   200,000    $   214,800
 Accruals and reserves not
  currently deductible for tax
  purposes                           1,400,000        461,500
 Net operating loss carryforwards   22,300,000     22,240,200
 Credit carryforwards                2,400,000      3,144,700
 Other                                      --          2,900
                                    ----------     ----------
Gross deferred tax assets           26,300,000     26,064,100
 Less valuation allowance          (26,300,000)   (26,010,500)
                                    ----------     ----------
Total deferred tax assets                   --         53,600
                                    ----------     ----------
Deferred tax liabilities:
 Property and equipment                     --        (53,600)
                                    ----------     ----------
Total deferred tax liabilities              --        (53,600)
                                    ----------     ----------
 Net deferred tax assets
  (liabilities)                    $        --    $        --
                                    ==========     ==========

The valuation allowance increased by approximately $289,500 for the year ended December 31, 2001 and decreased by approximately $604,500 and $3,312,000 for the years ended December 31, 2000, and 1999, respectively. Management believes that sufficient uncertainty exists regarding the realizability of these items and, accordingly, a valuation allowance is required.

Gross deferred tax assets as of December 31, 2000 include approximately $2,800,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

Note 15   Ortho Neutrogena Corporation

In May 1992, APP entered into development and licensing and investment agreements with Ortho Neutrogena (formerly Ortho-McNeil Pharmaceutical Corporation) ("Ortho") for the development of retinoid products. The first product is a Microsponge system entrapment of tretinoin (trans-retinoic acid or "t-RA"), a prescription acne drug product for which FDA approval was received in February 1997. A second product licensed to Ortho is a Microsponge entrapment of a retinoid to be used for the treatment of photodamaged skin.

In February 1995, APP received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenues. In February 1997, upon receipt of approval from the FDA to market Retin-A Micro(R) (tretinoin gel) microsphere for the treatment of acne, APP received $3,000,000 from Ortho, $1,500,000 of which was a milestone payment that was recognized as revenue in 1997 and $1,500,000 of which was prepaid royalties that was recorded as deferred revenues. As of December 31, 2001, $863,000 of these payments remained in deferred revenues. Ortho pays APP a royalty on product sales. In accordance with the licensing agreement, 25% of the royalties earned by APP is applied against deferred revenues after certain annual minimum royalty payments are met. Should these minimums not be achieved, Ortho would lose its exclusivity and APP would regain marketing rights to the retinoid products.

Note 16   Dermik

In March 1992, the Company and Dermik, an Aventis company, restructured a 1989 joint venture agreement. As part of the agreement, Aventis received certain exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses. In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with the Company to cover two additional applications, in return for milestone payments and royalties upon successful development. In the fourth quarter of 2000, Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in 2001. APP received $500,000 on the filing of the NDA, representing a milestone payment of $250,000 and prepaid royalties of $250,000 as well as a milestone payment of $50,000 on the receipt of marketing clearance from the FDA. As of December 31, 2001, $237,000 of these payments remained in deferred revenues. Dermik's exclusivity wil continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by the Company.

Note 17   Historical Quarterly Results of Operations (Unaudited)

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 2001 and 2000. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein.




                               HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                               First       Second      Third       Fourth
Year Ended December 31, 2001                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Product sales                                $  295     $   301      $   243    $   283
Cost of sales                                    93         113           87        146
Operating expenses                            2,191       2,409        2,813      3,236
Interest and other, net                         350         350          224        265
Loss from continuing operations                (963)     (1,172)      (1,707)    (1,669)
Discontinued operations                        (158)        (25)       3,198        (17)
Net income (loss)                            (1,121)     (1,197)       1,491     (1,686)
Basic (loss) income per common share:
 Loss from continuing operations              (0.05)      (0.06)       (0.08)     (0.08)
 Net income                                   (0.06)      (0.06)        0.07      (0.08)
Diluted (loss) income per common share:
 Loss from continuing operations              (0.05)      (0.06)       (0.08)     (0.08)
 Net income (loss)                            (0.06)      (0.06)        0.07      (0.08)

                                               First       Second      Third       Fourth
Year Ended December 31, 2000                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Product sales                                $  305     $   305      $   281    $   272
Cost of sales                                    56         132          117        192
Operating expenses                            1,322       1,751        1,662      2,441
Interest and other, net                         (90)        (12)         234        417
Loss from continuing operations                (738)     (1,026)        (658)    (1,336)
Discontinued operations                         958         392       11,216       (256)
Net income (loss)                               220        (634)      10,558     (1,592)
Basic (loss) income per common share:
 Loss from continuing operations              (0.04)      (0.05)       (0.03)     (0.07)
 Net income (loss)                             0.01       (0.03)        0.52      (0.08)
Diluted (loss) income per common share:
 Loss from continuing operations              (0.04)      (0.05)       (0.03)     (0.07)
 Net income (loss)                             0.01       (0.03)        0.52      (0.08)

Independent Auditors' Report


The Board of Directors and Shareholders
A.P. Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of A.P. Pharma, Inc. (formerly "Advanced Polymer Systems, Inc.") and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A.P. Pharma, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                         /s/KPMG LLP

Mountain View, California
February 16, 2001

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
A.P. Pharma, Inc.

We have audited the accompanying consolidated balance sheet of A.P. Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of A.P. Pharma, Inc. for the year ended December 31, 2000, were audited by other auditors whose report dated February 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.P. Pharma, Inc. at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                         /s/Ernst & Young LLP

Palo Alto, California
February 21, 2002




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The Company filed a current report on Form 8-K on December 19, 2001 reporting Changes in Registrant's Certifying Accountants.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APP incorporates by reference the information set forth under the captions "Nomination and Election of Directors" and "Executive Compensation" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on May 22, 2002.

Item 11.  EXECUTIVE COMPENSATION

APP incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

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

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) 1.  Financial Statements
         The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are incorporated herein by reference.
    2.  Financial Statement Schedules
         Schedule II  Valuation Accounts
         All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
         2.1-Copy of Asset Purchase Agreement between Registrant and RP
             Scherer South, Inc. dated June 21, 2000. (7)
         3-A-Copy of Registrant's Certificate of Incorporation. (1)
         3-B-Copy of Registrant's Bylaws. (1)
         10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5,
              1997. (5)*
         10-E-Lease Agreement between Registrant and Metropolitan Life
              Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (6)
         10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-X-Registrant's Non-Qualified Plan
           21-Proxy Statement for the Annual Meeting of Shareholders. (4) 23.1-Consent of Independent Auditors, E&Y.
           23.2-Consent of Independent Auditors, KPMG.

(b) Reports on Form 8-K
     The Company filed a current report on Form 8-K on December 19, 2001 reporting Changes in Registrant's Certifying Accountants.

(c) Exhibits
     The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3 as set forth above.

(d) Financial Statement Schedules
     See Item 14(a)2 of this Form 10-K.
--------------------------------------------------------------------------
    (1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
    (2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
    (3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
    (4)To be filed supplementally.
    (5)Filed as an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
    (6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
    (7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Form 8-K dated July 25, 2000, and incorporated herein by reference.

*  Management Contract or Compensatory plans.

                               SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.P. PHARMA, INC.


By:  /S/Michael O'Connell
   ----------------------------------------------
     Michael O'Connell
     President and Chief Executive Officer

                             POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Michael O'Connell and Gordon Sangster, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ Michael O'Connell       President and Chief               March 26, 2002
-------------------------   Executive Officer                 --------------
Michael O'Connell           (Principal Executive Officer)


/S/ Gordon Sangster         Chief Financial Officer           March 26, 2002
-------------------------   (Principal Financial and          --------------
Gordon Sangster             Accounting Officer)


/S/ Paul Goddard            Chairman of the Board of          March 26, 2002
-------------------------   Directors                         --------------
Paul Goddard


/S/ Stephen Drury           Director                          March 26, 2002
-------------------------                                     --------------
Stephen Drury


/S/ Peter Riepenhausen      Director                          March 26, 2002
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 26, 2002
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory Turnbull        Director                          March 26, 2002
-------------------------                                     --------------
Gregory Turnbull


/S/ Dennis Winger           Director                          March 26, 2002
-------------------------                                     --------------
Dennis Winger


Schedule II

Valuation and Qualifying Accounts

                                               Additions
                                               Charged to Deductions
                                    Beginning  Cost and   and write-   Ending
                                    Balance    Expense    offs        Balance
---------------------------------------------------------------------------
December 31, 2001
Accounts receivable, allowance
  for doubtful accounts            $223,235  $  1,142   $223,717   $    660

December 31, 2000
Accounts receivable, allowance
  for doubtful accounts            $ 27,301  $206,968   $ 11,034   $223,235


December 31, 1999
Accounts receivable, allowance
  for doubtful accounts            $ 96,284  $  7,891   $ 76,874   $ 27,301


CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151
and 333-60585) and on Form S-3 (Nos. 33-47399, 33-51326, 33-67936, 33-82562,
33-88972, 333-00759, 333-042527 and 333-69815) and in the related prospectuses of A.P. Pharma, Inc. of our report dated February 21, 2002, with respect to the consolidated financial statements and schedule of A.P. Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) included in the Annual Report (Form 10-K) for the year ended December 31, 2001.





                                   /s/Ernst & Young LLP

Palo Alto, California
March 26, 2002

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
A.P. Pharma, Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-18942, 33-21829, 33-29084, 33-50640, 333-06841, 333-35151 and 333-60585)
on Forms S-8 of A.P. Pharma, Inc. and in the Registration Statements (Nos. 33-47399, 33-51326, 33-67936, 33-82562, 33-88972, 333-00759, 333-042527 and
333-69815) on Forms S-3 of A.P. Pharma, Inc. of our report dated February 16, 2001, relating to the consolidated balance sheets of A.P. Pharma, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of A.P. Pharma, Inc.





                                   /s/KPMG LLP

Mountain View, California
March 26, 2002

                                 EXHIBIT INDEX
                            Form 10-K Annual Report

2.1-Copy of Asset Purchase Agreement between Registrant and RP Scherer
    South, Inc. dated June 21, 2000. (7)
3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997. (5)* 10-E-Lease Agreement between Registrant and Metropolitan Life Insurance
     Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (6)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-X-Registrant's Non-Qualified Stock Plan.
21-Proxy Statement for the Annual Meeting of Shareholders. (4)
23-Consent of Independent Auditors.
--------------------------------------------------------------------------
  (1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
  (2)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
  (3)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
  (4)To be filed supplementally.
  (5)Filed as an Exhibit No. 99.1 to Registrant's Registration Statement on
     Form
     S-8 (Registration No. 333-35151), and incorporated herein by reference.
  (6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
  (7)Filed as an Exhibit with corresponding Exhibit No. to Registrant's
     Form 8-K dated July 25, 2000, and incorporated herein by reference.

*  Management Contract or Compensatory plans.