Form 10-Q
period 2002-03-31
AP PHARMA INC /DE/
filed 2002-05-14
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2002


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

At April 30, 2002, the number of outstanding shares of the Company's common stock, par value $.01, was 20,399,665.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
March 31, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                      March 31, 2002  December 31, 2001
                                      --------------  -----------------
                                        (Unaudited)     (Note A)
ASSETS
Current assets:
  Cash and cash equivalents            $  4,802,226      $  3,617,927
  Marketable securities                  13,238,299        15,876,445
  Trade accounts receivable, net            372,455           338,275
  Receivables for royalties and
    license fees                          1,096,671         1,129,668
  Inventory                                  50,030            60,567
  Prepaid expenses and other                353,216           600,945
                                         ----------        ----------

Total current assets                     19,912,897        21,623,827

Property and equipment, net               1,569,906         1,667,904
Other long-term assets                      209,062           215,283
                                         ----------        ----------
Total assets                           $ 21,691,865      $ 23,507,014
                                         ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    136,229      $    346,674
  Accrued expenses                          992,382         1,409,091
  Accrued disposition costs               1,346,502         1,479,005
  Deferred revenue                          324,706           314,706
                                         ----------        ----------
Total current liabilities                 2,799,819         3,549,476

Deferred revenue - long-term                785,266           785,266
                                         ----------        ----------

Shareholders' equity:
  Common stock                          86,455,590        86,391,144
  Accumulated deficit                   (68,462,312)      (67,456,428)
  Accumulated other comprehensive
   income                                   113,502           237,556
                                         ----------        ----------
Total shareholders' equity               18,106,780        19,172,272
                                         ----------        ----------
Total liabilities and shareholders'
  equity                               $ 21,691,865      $ 23,507,014
                                         ==========        ==========

Note A  Information derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------

                                 Three Months Ended March 31,
                                 ----------------------------
                                      2002          2001
                                     ------        ------

Royalties                           $   903,628   $   650,262
Contract revenues                        48,023        25,000
Product revenues                        285,922       295,473
                                     ----------    ----------

Total revenues                        1,237,573       970,735

Cost of sales                           113,910        93,320

Operating expenses:
 Research & development, net          1,496,541     1,378,230
 Selling & marketing                    126,745       124,427
 General & administration               710,089       688,390
                                     ----------    ----------

Total operating expenses              2,333,375     2,191,047
                                     ----------    ----------

Operating loss                       (1,209,712)   (1,313,632)

Interest income                         185,891       348,169

Other income, net                        18,738         2,684
                                     ----------    ----------

Loss from continuing operations      (1,005,884)     (962,779)
Loss from discontinued operations            --      (158,355)
                                     ----------    ----------

Net loss                            $(1,005,884)  $(1,121,134)
                                     ==========    ==========

Basic and diluted loss
  per share:
  Loss from continuing operations   $     (0.05)  $     (0.05)
                                     ==========    ==========
  Net loss                          $     (0.05)  $     (0.06)
                                     ==========    ==========

Weighted average common shares
 outstanding-basic and diluted       20,359,972    20,220,040
                                     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------

                                For the three months ended March 31,
                                ------------------------------------
                                            2002             2001
                                         ----------       ----------

Net cash used in operating activities   $(1,322,293)     $(1,461,977)

Cash flows from investing activities:
  Purchases of property and equipment        (8,851)         (33,514)
  Purchases of marketable securities     (2,519,153)      (6,054,883)
  Maturities of marketable securities     5,034,596        5,854,163
                                         ----------       ----------
Net cash provided by (used in)
  investing activities                    2,506,592         (234,234)
                                         ----------       ----------

Net increase (decrease) in cash and
 cash equivalents                         1,184,299       (1,696,211)
Cash and cash equivalents, beginning
 of the period                            3,617,927        6,493,336
                                         ----------       ----------
Cash and cash equivalents, end
 of the period                          $ 4,802,226      $ 4,797,125
                                         ==========       ==========

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 2002 AND DECEMBER 31, 2001 (UNAUDITED)
------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December, 31, 2001.

The condensed consolidated financial statements include the financial statements of A.P. Pharma (the Company or APP) and its subsidiary, APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2002.

     Use of Estimates
     ----------------

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

     The Company has licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period.
The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as long as the Company has continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenues in the accompanying condensed consolidated statements of operations. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier.

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

Contract revenues from research and development arrangements are recognized as the related research and development costs are incurred.

Cash Equivalents and Short-term Investments
-------------------------------------------

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

     In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

     In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS
121). FAS 144 addresses financial accounting and reporting for the impairmment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale.
FAS 144 is effective for fiscal years beginning after December
15, 2001. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

(2)  Net Loss Per Share Information
     ------------------------------

Basic loss per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position for the three months ended March 31, 2002 and 2001, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive.

(3)  Comprehensive Loss
     ------------------

Comprehensive losses for the three months ended March 31, 2002 and March 31, 2001 consist of the following:

                                Three Months Ended
                              March 31,          March 31,
                                2002               2001
                              --------           ---------
Net loss                      $(1,005,884)       $(1,121,134)

Unrealized (losses) gains
  on marketable securities       (124,054)           124,574
                               ----------         ----------
Comprehensive loss            $(1,129,938)       $  (996,560)
                               ==========         ==========

(4)  Inventory
     ---------

The major components of inventory are as follows:

                          March 31, 2002      December 31, 2001
                          --------------      -----------------
Raw materials             $   25,139          $   27,284
Finished goods                24,891              33,283
                           ---------           ---------
Total inventory           $   50,030          $   60,567
                           =========           =========

(5)  Discontinued Operations
     -----------------------

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

Basic and diluted loss per share from discontinued operations was $0.00 and ($0.01) for the three months ended March 31, 2002 and 2001, respectively.

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

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets and accruals. Actual results could differ materially from those estimates. The items in the Company's financial statements requiring significant estimates and judgments are as follows:

CRITICAL ACCOUNTING POLICIES

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

The Company has licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as the Company has continuing involvement with licensees until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenues in the accompanying condensed consolidated statements of operations. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier.

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

Contract revenues from research and development arrangements are recognized as the related research and development costs are incurred.

Results of Operations for the Three Months Ended March 31, 2002 and
-------------------------------------------------------------------
2001
----

The Company's revenues are derived principally from royalties, license fees, contract revenues and product sales. Under strategic alliance arrangements entered into with certain corporations, APP can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales. Until July 25, 2000, the Company manufactured and sold Microsponge(R) and Polytrap(R) delivery systems for use by customers in a variety of personal care and cosmetic products.

Royalties for the first quarter of 2002 increased by 39% or $253,000 from $650,000 in the corresponding quarter in the prior year. This increase was due mainly to increased sales of Retin-A Micro(R), a prescription acne treatment which is marketed by Ortho Neutrogena, a Johnson and Johnson company, and increased sales of Carac(TM) for the treatment of actinic keratoses by the Company's marketing partner Dermik Laboratories, an Aventis company.

Product revenues for the first quarter of 2002 relating to sales of analytical standards products decreased by $10,000 or 3% to $286,000 from $296,000 in the first quarter of the prior year.

Gross profit margin on sales of analytical standards decreased from 68% to 60% due to sales mix, as the first quarter of the current year included higher sales of low-margin instruments.

Research and development expense for the first quarter of 2002 increased by $118,000 to $1,497,000 due mainly to increased headcount and related expenses as the Company undertook a variety of new product development activities and the initiation of Phase I clinical trials on the Company's first product candidate, APF112, for the treatment of post-surgical pain, partially offset by expenses related to scale-up clinical batches of GMP polymer in the year-ago quarter. Research and development expense is expected to increase in 2002 as the Company's lead product candidate, APF112, for the treatment of post-surgical pain entered human clinical studies in 2002.

Selling and marketing expense for the first quarter of 2002 increased by $2,000 or 2% to $127,000. Selling and marketing expense is expected to remain essentially unchanged in 2002.

General and administrative expense for the first quarter of 2002 increased by $22,000 or 3% from $688,000 to $710,000, due mainly to the addition of the business development function in May 2001. General and administrative expense is expected to increase only moderately in 2002, primarily due to increased investor relations activities.

Interest income for the first quarter of 2002 decreased by $162,000 or 47% to $186,000 from $348,000 due to lower interest rates earned on lower average cash balances.

The loss from discontinued operations in the first quarter of the prior year related to legal fees associated with the Kligman lawsuit, which was settled in favor of the Company in 2001.

Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 2002 were $21,692,000 compared with $23,507,000 at December 31, 2001. Cash, cash equivalents and marketable securities decreased by $1,453,000 to $18,041,000 at March 31, 2002 from $19,494,000 at December 31, 2001.

Net cash used in operating activities for the three months ended March 31, 2002 and 2001 was $1,322,000 and $1,462,000, respectively.
The decrease in net cash used in operating activities was due to lower payments of accrued disposition costs. In the first three months of the prior year, cash used in operating activities included severance and retention payments to employees that were part of the cosmeceutical and toiletry business that was sold to RP Scherer in July 2000.

The Company has financed its operations, including technology and product research and development, from royalties on Retin-A Micro and Carac, proceeds from the sale of the cosmeceutical and toiletry business to RP Scherer, the sales of analytical standards products, interest earned on short-term investments and research and development fees received from corporate collaborators.

The Company's existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet the Company's cash needs for at least two years, assuming no changes to business plans.

The Company's future capital requirements will depend on numerous factors including, among others, royalties from sales of products of third party licensees; the Company's ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that the Company devotes to self-funded products; the Company's ability to obtain and retain funding from third parties under collaborative agreements; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology.

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

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairmment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for:
1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.




ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

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

ITEM 1. Legal Proceedings
    None.

ITEM 6. Exhibits and Reports on Form 8-K
    None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: May 13, 2002              By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: May 13, 2002              By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer