Form 10-Q
period 2002-06-30
AP PHARMA INC /DE/
filed 2002-08-08
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2002


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

At July 31, 2002, the number of outstanding shares of the Company's common stock, par value $.01, was 20,408,702.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

PART II.   OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibit and Reports on Form 8-K
        (a) Exhibits

     99.1  Certification Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002

Signatures

Exhibit Index

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited) (in thousands):
           ------------------------------------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS)
----------------------------------------------------------------

                                    June 30, 2002  December 31, 2001
                                    -------------  -----------------
                                                       (1)
ASSETS
Current assets:
  Cash and cash equivalents         $  1,844          $  3,618
  Marketable securities               14,482            15,876
  Trade accounts receivable, net         354               338
  Receivables for royalties and
    license fees                       1,117             1,130
  Inventory                               55                61
  Prepaid expenses and other             628               601
                                      ------            ------

Total current assets                  18,480            21,624

Property and equipment, net            1,782             1,668
Other long-term assets                   203               215
                                      ------            ------
Total assets                        $ 20,465          $ 23,507
                                      ======            ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                  $    341          $    347
  Accrued expenses                     1,050             1,409
  Accrued disposition costs            1,284             1,479
  Deferred revenue                       265               315
                                      ------            ------
Total current liabilities              2,940             3,550

Deferred revenue - long-term             835               785
                                      ------            ------

Shareholders' equity:
  Common stock                        86,537            86,391
  Accumulated deficit                (69,955)          (67,456)
  Accumulated other comprehensive
   income                                108               237
                                      ------            ------
Total shareholders' equity            16,690            19,172
                                      ------            ------
Total liabilities and shareholders'
  equity                            $ 20,465          $ 23,507
                                      ======            ======

(1) Information derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 2001.
See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS,
--------------------------------------------------------------------------
EXCEPT, PER SHARE DATA)
-----------------------

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------
                                   June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                   -------------   -------------   -------------   -------------

Royalties                           $   930       $   695           $ 1,833         $ 1,343
Contract revenues                        38             4                86              31
Product revenues                        281           301               567             597
                                     ------        ------            ------          ------

Total revenues                        1,249         1,000             2,486           1,971

Costs and expenses:
 Cost of product revenues               108           113               222             207
 Research & development               1,872         1,544             3,369           2,922
 Selling & marketing                    118           114               244             239
 General & administration               819           751             1,529           1,439
                                     ------        ------            ------          ------

Total Costs and expenses              2,917         2,522             5,364           4,807

Operating loss                       (1,668)       (1,522)           (2,878)         (2,836)

Interest income                         178           275               364             623

Other (expense) income, net              (3)           75                15              78
                                     -------       ------            ------          ------

Loss from continuing operations      (1,493)       (1,172)           (2,499)         (2,135)

Income from discontinued
 operations                              --           (25)               --            (184)
                                     ------        ------            ------          ------

Net loss                            $(1,493)      $(1,197)          $(2,499)        $(2,319)
                                     ======        ======            ======          ======

Basic and diluted loss per
 common share:
 Continuing operations              $ (0.07)      $ (0.06)          $ (0.12)        $ (0.11)
 Net loss                           $ (0.07)      $ (0.06)          $ (0.12)        $ (0.11)

Weighted average common shares
 outstanding-basic                   20,403        20,278            20,381          20,249
                                     ======        ======            ======          ======

See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN
---------------------------------------------------------------
THOUSANDS)
----------

                                   For the six months ended June 30,
                                   ---------------------------------
                                            2002            2001
                                         ----------      ----------
Cash flows from operating activities:
 Net loss                              $(2,499)         $(2,319)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Gain on sale of marketable
    securities                             (21)             (81)
   Depreciation and amortization           215              195
   Provision for doubtful accounts
    and note receivable                     43               --
   Amortization of deferred revenue         --             (127)
   Stock and stock option
    compensation awards to non-
    employees                               61              137
   Restricted stock awards                  33               80
   Amortization of premium/discount
    and accretion of marketable
    securities                              52              125
   Loss on retirements of fixed
    assets                                   2               --
   Changes in operating assets and
    liabilities:
     Accounts receivable                  (133)             128
     Receivables for royalties,
      license fees and R&D fees            129              301
     Inventory                               6               (9)
     Advances to employees                  --               34
     Prepaid expenses and other            (70)              66
     Other long-term assets                 12               --
     Accounts payable                       (5)             338
     Accrued expenses                     (359)            (330)
     Accrued disposition costs            (195)            (928)
     Income taxes payable                   --              (18)
                                        ------           ------
Net cash used in operating activities   (2,729)          (2,408)
                                        ------           ------
Cash flows from investing activities:
   Purchases of property and equipment    (331)            (127)
   Purchases of marketable securities   (7,003)         (10,769)
   Maturities and sales of marketable
    securities                           8,237           10,938
                                        ------           ------
Net cash provided by investing
 activities                                903               42
                                        ------           ------
Cash flows from financing activities:
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                    52               29
                                        ------           ------
Net cash provided by financing
 activities                                 52               29
                                        ------           ------
Net decrease in cash and cash
 equivalents                            (1,774)          (2,337)
Cash and cash equivalents, beginning
 of the period                           3,618            6,493
                                        ------           ------
Cash and cash equivalents, end
 of the period                         $ 1,844          $ 4,156
                                        ======           ======

See accompanying notes.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 2002 AND 2001 (UNAUDITED)
----------------------------------

(1)  Summary of Significant Accounting Policies

     Basis of Presentation
     ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

(2)  Net Loss Per Share Information
     ------------------------------

Basic loss per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position for the three and six months ended June 30, 2002 and 2001, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive.

(3)  Comprehensive Loss
     ------------------

Comprehensive losses for the three and six months ended June
30, 2002 and June 30, 2001 consist of the following (in thousands):



                                     Three Months Ended              Six Months Ended
                                   June 30,        June 30,      June 30,       June 30,
                                     2002            2001          2002           2001
                                   -------         -------       -------        -------
Net loss                           $(1,493)        $(1,197)      $(2,499)       $(2,319)

Unrealized holding (losses)
  gains arising during the
   period                               (6)            (59)         (130)            66
                                    ------          ------        ------         ------
Comprehensive loss                 $(1,499)        $(1,256)      $(2,629)       $(2,253)
                                    ======          ======        ======         ======



(4)  Inventory
     ---------

The major components of inventory are as follows (in thousands):

                          June 30, 2002       December 31, 2001
                          --------------      -----------------
Raw materials                $ 26                $ 28
Finished goods                 29                  33
                              ---                 ---
Total inventory              $ 55                $ 61
                              ===                 ===

(5)  Discontinued Operations
     -----------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to R.P. Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million on closing and is entitled to receive further earnout amounts for the subsequent three years, the amounts of which are dependent on the performance of the business sold. In 2001, the Company received an additional $3.6 million due to the performance of the business sold. The cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Consolidated Statement of Operations.

Basic and diluted loss per share from discontinued operations was ($0.00) for the three and six months ended June 30, 2002. Basic and diluted loss per share from discontinued operations was ($0.00) and ($0.01) for the three and six months ended June 30, 2001, respectively.

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

Results of Operations for the Three Months Ended June 30, 2002 and
-------------------------------------------------------------------
2001
----

The Company's revenues are derived principally from royalties, license fees, contract revenues and product sales. Under strategic alliance arrangements entered into with certain corporations, APP can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales.

Royalties for the second quarter of 2002 increased by 34% or $235,000 to $930,000 from $695,000 in the corresponding quarter of the prior year. This increase was due mainly to increased sales of Retin-A Micro(R), a prescription acne treatment which is marketed by Ortho Neutrogena, following the marketing clearance of a low-dose product line extension in the second quarter of 2002, and increased sales of Carac(TM) for the treatment of actinic keratoses by the Company's marketing partner Dermik Laboratories, an Aventis company.

Product revenues for the second quarter of 2002 relating to sales of analytical standards products decreased by $20,000 or 7% to $281,000 from $301,000 in the second quarter of the prior year.

Gross profit margin on sales of analytical standards for the second quarter of 2002 was essentially flat compared with the corresponding quarter of the prior year.

Research and development expense for the second quarter of 2002 increased by $328,000 to $1,872,000 due mainly to increased headcount and related expenses as the Company undertook a variety of new product development activities and conducted clinical trials on the Company's first product candidate, APF112, for the treatment of post-surgical pain. The Company plans to initiate human clinical studies in the second half of 2002 for APF112, and in July 2002 submitted to the Food and Drug Administration (FDA) the protocol for Phase II clinical studies. The Phase II clinical studies may be subject to delay as questions or comments to which the Company must respond may arise in the normal course of the FDA review. Research and development expense is expected to increase in 2002 as clinical trials for the Company's lead product candidate, APF112, progress.

Selling and marketing expense for the second quarter of 2002 increased by $4,000 or 4% to $118,000. Selling and marketing expense is expected to remain essentially unchanged in 2002.

General and administrative expense for the second quarter of 2002 increased by $68,000 or 9% from $751,000 to $819,000, due mainly to increased investor relations activities and the addition of the business development function in May 2001. General and administrative expense is expected to increase only moderately in 2002, primarily due to increased investor relations activities.

Interest income for the second quarter of 2002 decreased by $97,000 or 35% to $178,000 from $275,000 due to lower interest rates earned on lower average cash balances.

Results of Operations for the Six Months Ended June 30, 2002 and
----------------------------------------------------------------
2001
----

Royalties for the six months ended June 30, 2002 of $1,833,000 increased by $490,000 or 36% over the corresponding period of the prior year. This increase was due primarily to increased sales of Carac(TM) by Dermik Laboratories, an Aventis Company, and the launch of a new product line extension of Retin-A Micro(R) by Ortho Neutrogena, a Johnson & Johnson company.

Product revenues for the six months ended June 30, 2002 decreased by $30,000 or 5% to $567,000.

Research and development expense increased by $447,000 or 15% to $3,369,000 due mainly to increased headcount and related expenses as the Company initiated clinical trials for its first product candidate, APF112, for the treatment of post-surgical pain, and undertook a variety of new product development activities. The Company plans to initiate human clinical studies in the second half of 2002 for APF112, and in July 2002 submitted to the Food and Drug Administration (FDA) the protocol for Phase II clinical studies.
The Phase II clinical studies may be subject to delay as questions or comments to which the Company must respond may arise in the normal course of the FDA review. Research and development expense is expected to increase in 2002 as clinical trials for the Company's lead product candidate, APF112, progress.

Selling and marketing expense for the six months ended June 30, 2002 of $244,000 increased by $5,000 or 2% from $239,000 in the corresponding period of the prior year. Selling and marketing expense is expected to remain essentially unchanged in 2002.

General and administrative expense for the first six months of 2002 increased by $90,000 or 6% to $1,529,000 due mainly to increased investor relations activities and the addition of the business development function in May 2001. General and administrative expense is expected to increased moderately in 2002, primarily due to increased investor relations activities.

Interest income for the first six months of 2002 decreased by $259,000 or 42% to $364,000 due to lower interest rates earned on lower average cash balances.

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 2002 were $20,465,000 compared with $23,507,000 at December 31, 2001. Cash, cash equivalents and marketable securities decreased by $3,168,000 to $16,326,000 at June 30, 2002 from $19,494,000 at December 31, 2001.

Net cash used in operating activities for the six months ended June 30, 2002 and 2001 was $2,729,000 and $2,408,000, respectively. The decrease in net cash used in operating activities was due to lower payments of accrued disposition costs. In the first three months of the prior year, cash used in operating activities included severance and retention payments to employees that were part of the cosmeceutical and toiletry business that was sold to RP Scherer in July 2000.

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


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Since December 31, 2001, there have been no material changes in the Company's market risk exposure.

PART II. OTHER INFORMATION
         -----------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's annual shareholder's meeting was held on May 22, 2002, at which the following proposals were approved:

Proposal I:  Election for the following directors:

                                  Votes For      Votes Withheld
                                  ---------      --------------
Paul Goddard
 Chairman of the Board            18,073,194       823,912
Stephen Drury                     18,074,224       822,882
Michael O'Connell                 18,012,893       884,213
Peter Riepenhausen                18,035,874       861,232
Toby Rosenblatt                   18,034,189       862,917
Gregory Turnbull                  18,042,424       854,682
Dennis Winger                     18,040,084       857,022

Proposal II:  To approve adoption of the Company's 2002 Equity
Incentive Plan.

    Votes For       Votes Against       Abstain
    ---------       -------------       -------
    15,583,772       3,237,255           76,079



ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as
      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: August 8, 2002             By:  /S/ Michael O'Connell
     ---------------                ----------------------------
                                      Michael O'Connell
                                      President and Chief
                                      Executive Officer



Date: August 8, 2002             By:  /S/ Gordon Sangster
     ---------------                -----------------------------
                                      Gordon Sangster
                                      Chief Financial Officer


                            EXHIBIT INDEX

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002