Form 10-Q
period 2002-09-30
AP PHARMA INC /DE/
filed 2002-11-15
CIK 818033

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2002


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

At October 31, 2002, the number of outstanding shares of the Company's common stock, par value $.01, was 20,450,186.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

ITEM 4. Controls and Procedures

PART II.   OTHER INFORMATION

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements (unaudited) (in thousands):
           ------------------------------------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
----------------------------------------------------

                                 September 30, 2002  December 31, 2001
                                 ------------------  -----------------
                                    (Unaudited)             (1)
ASSETS
Current assets:
  Cash and cash equivalents            $  6,556          $  3,618
  Marketable securities                   8,568            15,876
  Trade accounts receivable, net            323               338
  Receivables for royalties and
    contract revenues                     1,055             1,130
  Inventory                                  66                61
  Prepaid expenses and other                412               601
                                         ------            ------

   Total current assets                  16,980            21,624

Property and equipment, net               1,736             1,668
Other long-term assets                      197               215
                                         ------            ------
   Total assets                        $ 18,913          $ 23,507
                                         ======            ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    244          $    347
  Accrued expenses                        1,246             1,409
  Accrued disposition costs                 750             1,479
  Deferred revenue                          265               315
                                         ------            ------
   Total current liabilities              2,505             3,550

Deferred revenue - long-term                761               785
                                         ------            ------

Shareholders' equity:
  Common stock                           86,567            86,391
  Accumulated deficit                   (71,007)          (67,456)
  Accumulated other comprehensive
   income                                    87               237
                                         ------            -------
Total shareholders' equity               15,647            19,172
                                         ------            ------
Total liabilities and shareholders'
  equity                               $ 18,913          $ 23,507
                                         ======            ======

(1) Information derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 2001.
See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS,
--------------------------------------------------------------------------
EXCEPT PER SHARE DATA)
----------------------

                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                                 2002             2001               2002               2001
                              -------------    -------------      -------------      ------------

Royalties                       $   935           $   722           $ 2,768          $ 2,066
Contract revenues                   106                 4               192               35
Product revenues                    302               243               869              839
                                 ------            ------            ------           ------

Total revenues                    1,343               969             3,829            2,940

Costs and expenses:
 Cost of product revenues           109                87               331              294
 Research & development           1,874             1,988             5,243            4,910
 Selling & marketing                108               106               352              345
 General & administration           696               720             2,225            2,159
                                 ------            ------            ------           ------

Operating loss                   (1,444)           (1,932)           (4,322)          (4,768)

Interest income                     127               237               491              861



Other (expense) income net           55               (12)               70               65
                                 ------            ------            ------           ------

Loss from continuing operations  (1,262)           (1,707)           (3,761)          (3,842)

Income from discontinued
 operations                          --               198                --               15
Gain on disposition of
 discontinued operations,
 net of taxes                       210             3,000               210            3,000
                                 ------            ------            ------           ------

Net income (loss)               $(1,052)          $ 1,491           $(3,551)         $  (827)
                                 ======            ======            ======           ======

Basic income (loss) per
 common share:
 Loss from continuing operations $(0.06)          $(0.08)           $(0.18)          $(0.19)
 Net income (loss)               $(0.05)          $ 0.07            $(0.17)          $(0.04)

Diluted income (loss) per
 common share
 Loss from continuing operations $(0.06)          $(0.08)           $(0.18)          $(0.19)
 Net income (loss)               $(0.05)          $ 0.07            $(0.17)          $(0.04)


Weighted average common shares
 outstanding-basic               20,417            20,278            20,393           20,259
                                 ======            ======            ======           ======

Weighted average common shares
 outstanding-diluted             20,417            20,301            20,393           20,259
                                 ======            ======            ======           ======

See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN
---------------------------------------------------------------
THOUSANDS)
----------

                                        For the nine months ended
                                              September 30,
                                   ---------------------------------
                                            2002            2001
                                         ----------      ----------
Cash flows from operating activities:
 Net loss                              $(3,551)         $  (827)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Gain on sale of discontinued
    operations                            (210)          (3,000)
   Gain on sale of marketable
    securities                             (81)             (89)
   Provision for doubtful accounts
    and note receivable relating to
    the discontinued operation              68              197
   Depreciation and amortization           337              296
   Amortization of deferred revenue        (75)             (10)
   Stock and stock option
    compensation awards to non-
    employees                               92              137
   Restricted stock awards                  33               80
   Amortization of premium/discount
    and accretion of marketable
    securities                              11              150
   Loss on retirements of fixed
    assets                                   2                4
   Changes in operating assets and
    liabilities:
     Accounts receivable                   (18)              104
     Receivables for royalties and
      contract revenues                     75              129
     Inventory                              (5)             (13)
     Prepaid expenses and other            154               (5)
     Other long-term assets                 18               --
     Accounts payable                     (103)             324
     Accrued expenses                     (163)            (354)
     Income taxes payable relating
      to the discontinued operations        --             (255)
     Cash used in discontinued
      operations                          (519)            (139)
                                        ------           ------

See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN
---------------------------------------------------------------
THOUSANDS)
----------

                                        For the nine months ended
                                              September 30,
                                   ---------------------------------
                                            2002            2001
                                         ----------      ----------
Net cash used in operating activities      (3,935)          (3,271)
                                          -------           -------

Cash flows from investing activities:
   Purchases of property and equipment       (407)            (179)
   Purchase of intangibles                     --          (14,407)
   Purchases of marketable securities      (9,076)              --
   Maturities and sales of marketable
    securities                             16,304           13,963
                                          -------          -------
Net cash provided by investing
  activities                                6,821             (623)
                                           ------          -------
Cash flows from financing activities:
   Proceeds from issuance of shares
    under the Employee Stock Purchase
    Plan                                       52               28
                                          -------          -------
Net cash provided by financing
 activities                                    52               28
                                          -------          -------
Net (decrease) increase in cash
 and cash equivalents                       2,938           (3,866)
Cash and cash equivalents, beginning
 of the period                              3,618            6,493
                                          -------          -------
Cash and cash equivalents, end
 of the period                           $  6,556         $  2,627
                                          =======          =======

See accompanying notes.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X.
 Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS
Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2002.
Such reclassifications have not impacted previously reported revenues, operating loss, or net income (loss).

Critical Accounting Policies
----------------------------

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

Revenue Recognition
-------------------

Product revenues relate to the Company's sales of water standards for the calibration of turbidimeters used to test water purity and are recorded upon shipment of products when four basic criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. Determination of criteria 3 and 4 are based on management's judgments regarding the fixed nature of the fees charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

The Company's licensing agreements generally provide for the Company to receive periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as long as the Company has continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the third quarter of 2002.

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the customer by the Company's licensees based on information received by the Company from its licensees.

A milestone payment is a payment made by a third party or corporate partner to the Company upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and the Company has completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the nine months ended September 30, 2002.

Contract revenues relate to research and development arrangements that generally provide for the Company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

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

Accrued Disposition Costs
-------------------------

Costs relating to disposal of discontinued operations are reported as accrued disposition costs in the accompanying balance sheets. Accrued disposition costs include severance costs and indemnification claims related to inventory and gross profit guarantees, all of which are payable over the next year.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and receivables from royalties, license fees and research and development fees. Approximately 62% of the recorded trade receivables and receivables from royalties and contract revenues were concentrated with two customers in the pharmaceutical, cosmetic and personal care industries as of September 20, 2002.

Segment and Geographic Information
----------------------------------

The Company's operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.

Substantially all of our revenues are derived from domestic customers.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued FAS 141, "Business Combinations" (FAS 141). FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS
121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale.
FAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146)." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3 " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company is currently analyzing the effect, if any, the adoption of this standard will have on the financial condition or results of operations.


(2)  Net Loss Per Share Information
     ------------------------------

The Company reports both basic earnings (loss) per share, which is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, and diluted earnings per share, which is computed by dividing net income
(loss) by the total of weighted-average number of common shares outstanding and dilutive potential common shares outstanding. Because the Company is in a net loss position for the three and nine months ended September 30, 2002 diluted earnings per share excludes the effects of options, warrants and convertible securities which are antidilutive.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and nine months ended
September 30, 2002 and 2001 consists of the following (in thousands):




                                  Three Months Ended                     Nine Months Ended
                                  ------------------                     -----------------
                              September 30,    September 30,      September 30,      September 30,
                                 2002             2001               2002               2001
                              -------------    -------------      -------------      ------------

Net income (loss)               $(1,052)          $ 1,491           $(3,551)         $  (827)

Unrealized holding gains
 arising during the period          (20)              141              (150)             207
                                 ------            ------            ------           ------

Comprehensive income (loss)     $(1,072)          $ 1,632           $(3,701)         $  (620)
                                 ======            ======            ======           ======



(4)  Inventory
     ---------

The major components of inventory are as follows (in thousands):

                       September 30, 2002  December 31, 2001
                       ------------------  -----------------
Raw materials             $ 33              $ 28
Finished goods              33                33
                           ---               ---
Total inventory           $ 66              $ 61
                           ===               ===

(5)  Discontinued Operations
     -----------------------

On July 25, 2000, the Company completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. The Company received $25 million on closing and is entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which are dependent on the performance of the business sold. During the first two years of the earnout period, the Company received an aggregate of $3.8 million. The earnout is calculated based on gross profit earned by the business sold over a three-year period. The terms of the agreement with RP Scherer provide for an earnout of 20% to 60% of gross profit of the business sold over a threshold which increases each year. Each earnout year has a different minimum level of gross profit that should be achieved before any earnout income can be received. In addition to the minimum gross profit levels, each earnout period has three additional gross profit hurdles that correspond to a specific earnout percentage up to a maximum of 60%. Earnout hurdles for the third and final year are higher than the first two years. The cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

Income from discontinued operations represents changes in estimates relating to the discontinued operations and consists of the following:

                              For the nine months ended
                       September 30, 2002  September 30, 2001
                       ------------------  -----------------
Change in estimate for
 professional fees        $  (8)            $(168)
Change in estimate for
 Kligman lawsuit
 settlement                  --               138
Provision for doubtful
 accounts and note
 receivable                 (68)             (180)
Change in estimate for
 guarantees                  25               (50)
Change in estimate of
 provision for income
 taxes and tax refunds       51               275
                           ----              ----
Total change in estimate  $  --             $  15
                           ====              ====


Basic and diluted loss per common share from discontinued operations excluding the gain on sale of the cosmeceutical product lines was $0.00 for the three and nine months ended September 30, 2002. Basic and diluted income per share from discontinued operations was $0.01 and $0.00 for the three and nine months ended September 30, 2001, respectively.

As of September 30, 2002, net assets relating to the discontinued operation include trade receivables of $195,000, a note receivable of $453,000 and a provision for doubtful accounts and note receivable of $486,000. Liabilities related to the discontinued operation in the amount of $750,000 include severance costs and accruals for indemnification claims related to inventory and gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

Cash used in discontinued operations primarily relates to payments of severance costs to former employees who were terminated as a result of the sale of the cosmeceutical and toiletry business. A total of 56 positions, primarily in the manufacturing, marketing and research and development departments and associated general and administrative staff, were eliminated as a result of the sale. During the year ended December 31, 2000, the Company recorded severance charges related to salaries and benefits in gain on disposition of discontinued operations. The total amount of severance-related charges was approximately $3,685,000, of which approximately $3,478,000 has been paid to date, including $62,000 in the current quarter. Approximately $207,000 remains accrued as of September 30, 2002. The accrued severance of approximately $207,000 is expected to be paid by July 31, 2003.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Revenue Recognition
-------------------

Product revenues relate to the Company's sales of water standards for the calibration of turbidimeters used to test water purity and are recorded upon shipment of products when four basic criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. Determination of criteria 3 and 4 are based on management's judgments regarding the fixed nature of the fees charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company's has licensing agreements that generally provide for the Company to receive periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell the Company's proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as the Company has continuing involvement with licensees until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenues in the accompanying condensed consolidated statements of operations. License fees received in connection with arrangements where the Company has no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the third quarter of 2002.

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the customer by the Company's licensees based on information received by the Company from its licensees.

A milestone payment is a payment made by a third party or corporate partner to the Company upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and the Company has completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the nine months ended September 30, 2002.

Contract revenues relate to research and development arrangements that generally provide for the Company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Results of Operations for the Three Months Ended September 30, 2002
-------------------------------------------------------------------
and 2001
--------

The Company's revenues are derived principally from royalties from third party sales of topical prescription products, license fees, contract revenues and product sales of water standards. Under strategic alliance arrangements entered into with certain corporations, APP can receive non-refundable upfront fees, future milestone payments and royalties based on third party product sales.

Royalties for the third quarter of 2002 increased by 30% or $213,000 to $935,000 from $722,000 in the corresponding quarter of the prior year. This increase was due primarily to increased sales of Retin-A Micro(R), a prescription acne treatment which is marketed and distributed by Ortho Neutrogena, following the launch of a low dose product line extension in July 2002, and increased sales of Carac(TM)for the treatment of actinic keratoses, which is marketed and distributed by Dermik Laboratories, an Aventis Company.

Contract revenues for the three months ended September 30, 2002 were $106,000 compared with $4,000 in the corresponding period of the prior year, due to the initiation of more collaborative research and development arrangements.

Product revenues for the third quarter of 2002 relating to sales of analytical standards products increased by $59,000 or 24% to $302,000 from $243,000 in the third quarter of the prior year.

Gross profit margin on sales of analytical standards for the third quarter of 2002 was essentially flat compared with the corresponding quarter of the prior year.

Research and development expense for the third quarter of 2002 decreased by $114,000 to $1,874,000 due mainly to postponed spending on Phase II clinical studies, offset by increased headcount and related expenses as the Company undertook a variety of new product development activities. In July 2002, the Company submitted to the Food and Drug Administration (FDA) the protocol for a Phase II clinical study for the Company's first product candidate, APF112, for the treatment of post-surgical pain. In August 2002, the Company withdrew the proposed protocol for a Phase II clinical study for APF112 in response to FDA concerns regarding observed irritation in preclinical studies. This mild to moderate irritation lasted beyond the planned 24 - 36 hours of pain relief following administration into the knee joint. A comprehensive proposal on the scope of animal studies required for the resumption of human clinical studies has been submitted to the FDA and the Company anticipates meeting with FDA officials during the fourth quarter of 2002. The delay caused by the withdrawal of the Phase II protocol will defer a portion of the anticipated increase in research and development spending until 2003, assuming that the Company is successful in gaining FDA clearance to proceed with the study. Additional costs will be incurred in the near-term to conduct animal studies as part of the Company's plan to resume human clinical testing. These additional costs are not expected to be material.
If the Company is successful in gaining FDA clearance to proceed with the protocol, the delay in the commencement of a Phase II clinical study could result in a delay in the filing of a New Drug Application (NDA) for APF112, and hence could result in a delay in the product candidate's marketing clearance and initiation of revenue streams. If the Company is not successful in gaining FDA clearance to proceed with the protocol, there will be a delay in the development of the Company's first product candidate while reformulation work is carried out prior to clinical trials.

Selling and marketing expense for the third quarter of 2002 increased by $2,000 or 2% to $108,000. Selling and marketing expense is expected to remain essentially unchanged for fiscal 2002 as compared with fiscal 2001.

General and administrative expense for the third quarter of 2002
decreased by $24,000 or 3% from $720,000 to $696,000.   General and
administrative expense is expected to increase only moderately for fiscal 2002 as compared with fiscal 2001, primarily due to increased investor relations activities.

Interest income for the third quarter of 2002 decreased by $110,000 or 46% to $127,000 from $237,000 due to lower interest rates earned on lower average cash balances.

The gain on disposal of discontinued operations of $210,000 represents the second year earnout payment from the sale of the cosmeceutical and toiletries business to RP Scherer in July 2000. This compares with an earnout payment of $3,000,000 reported in the third quarter of the prior year. The decrease of $2,790,000 is principally due to lower sales of the divested product lines and resulting lower gross profit. Under the agreement, the Company can receive up to $26.5 million over the first three years of the earnout period, based on the gross profit of the business sold.

Income from discontinued operations in the prior year included a reserve of $400,000 relating to a note receivable arising from the Company's sale of certain proprietary rights to a consumer product in 1999. As payments on the note were not received on a timely basis, a reserve was recorded against the remaining outstanding balance on the note. This was partially offset by the recovery from a customer of $220,000 for which the Company had previously recorded a reserve.

Results of Operations for the Nine Months Ended September 30, 2002
------------------------------------------------------------------
and 2001
--------

Royalties for the nine months ended September 30, 2002 of $2,768,000 increased by $702,000 or 34% over the corresponding period of the prior year. This increase was due primarily to increased sales of Carac(TM) by Dermik Laboratories, an Aventis company, and the launch of a new product line extension of Retin-A Micro(R) by Ortho Neutrogena, a Johnson & Johnson company.

Contract revenues for the nine months ended September 30, 2002 were $192,000 compared with $35,000 in the corresponding period of the prior year, due to the initiation of more collaborative research and development arrangements.

Product revenues for the nine months ended September 30, 2002 increased by $30,000 or 4% to $869,000 due to increased sales of analytical standards.

Research and development expense increased by $333,000 or 7% to $5,243,000 due mainly to increased headcount and related expenses offset by deferred expenditures on the Company's first product candidate, APF112, for the treatment of post-surgical pain. In August 2002, the Company withdrew the proposed protocol for a Phase II clinical study for APF112 in response to FDA concerns regarding observed irritation in preclinical studies. This mild to moderate irritation lasted beyond the planned 24 - 36 hours of pain relief following administration into the knee joint. A comprehensive proposal on the scope of animal studies required for the resumption of human clinical studies has been submitted to the FDA and the Company anticipates meeting with FDA officials during the fourth quarter of 2002. The delay caused by the withdrawal of the Phase II protocol will defer a portion of the anticipated increase in research and development spending until 2003, assuming that the Company is successful in gaining FDA clearance to proceed with the study. Additional costs will be incurred in the near-term to conduct animal studies as part of the Company's plan to resume human clinical testing. These additional costs are not expected to be material. If the Company is successful in gaining FDA clearance to proceed with the protocol, the delay in the commencement of a Phase II clinical study could result in a delay in the filing of a New Drug Application (NDA) for APF112, and hence could result in a delay in the product candidate's marketing clearance and initiation of revenue streams. If the Company is not successful in gaining FDA clearance to proceed with the protocol, there will be a delay in the development of the Company's first product candidate while reformulation work is carried out prior to clinical trials.

Selling and marketing expense for the nine months ended September 30, 2002 of $352,000 increased by $7,000 or 2% from $345,000 in the corresponding period of the prior year. Selling and marketing expense is expected to remain essentially unchanged for fiscal 2002 as compared to fiscal 2001.

General and administrative expense for the first nine months of 2002 increased by $66,000 or 3% to $2,225,000 due mainly to increased investor relations activities and the addition of the business development function in May 2001. General and administrative expense is expected to increase moderately in 2002, primarily due to increased investor relations activities.

Interest income for the first nine months of 2002 decreased by $370,000 or 43% to $491,000 due to lower interest rates earned on lower average cash balances.

The gain on disposal of discontinued operations of $210,000 represents the second year earnout payment from the sale of the cosmeceutical and toiletries business to RP Scherer in July 2000. This compares with an earnout payment of $3,000,000 reported in the third quarter of the prior year. The decrease of $2,790,000 is principally due to lower sales of the divested product lines and resulting lower gross profit. Under the agreement, the Company can receive up to $26.5 million over the first three years of the earnout period, based on the gross profit of the business sold.

Income from discontinued operations in the prior year included a reserve of $400,000 relating to a note receivable arising from the Company's sale of certain proprietary rights to a consumer product in 1999. As payments on the note were not received on a timely basis, a reserve was recorded against the remaining outstanding balance on the note. This was partially offset by the recovery from a customer of $220,000 for which the Company had previously recorded a reserve.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 2002 were $18,913,000 compared with $23,507,000 at December 31, 2001. Cash, cash equivalents and marketable securities decreased by $4,370,000 to $15,124,000 at September 30, 2002 from $19,494,000 at December 31, 2001.

Net cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $3,935,000 and $3,271,000,
respectively. The increase in net cash used in operating activities was due principally to a lower earnout payment from the sale of the cosmeceutical and toiletries business to RP Scherer compared with the prior year.

Cash provided by investing activities for the nine months ended September 30, 2002 was $6,821,000 compared with cash used in investing activities of $623,000 for the comparable period of the prior year. The increase is due to maturities and sales of marketable securities.

The Company has financed its operations, including technology and product research and development, from royalties on sales of Retin-A Micro and Carac, proceeds from the sale of the cosmeceutical and toiletry business to RP Scherer, the sales of analytical standard products, interest earned on short-term investments and research and development fees received from corporate collaborators.

The Company's existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet the Company's cash needs for at least two years, assuming no changes to business plans.

The Company's future capital requirements will depend on numerous factors including, among others, royalties from sales of products by third party licensees; the Company's ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that the Company devotes to self-funded products; the Company's ability to obtain and retain funding from third parties under collaborative agreements; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology.

New Accounting Standards
------------------------

In July 2001, the FASB issued FAS 141, "Business Combinations" (FAS
141). FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for:
1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this statement on January 1, 2002 did not have a material effect on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (EITF) No. 94-3 " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company is currently analyzing the effect, if any, the adoption of this standard will have on the financial condition or results of operations.


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Since December 31, 2001, there have been no material changes in the Company's market risk exposure.


ITEM 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days before the filing date of this quarterly report, have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. Wile we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION
         -----------------

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: November 14, 2002            By:  /S/ Michael O'Connell
     ------------------                -------------------------
                                       Michael O'Connell
                                       President and Chief
                                       Executive Officer



Date: November 14, 2002            By:  /S/ Gordon Sangster
     ------------------                -------------------------
                                       Gordon Sangster
                                       Chief Financial Officer


CERTIFICATIONS

Certifications:

I, Michael O'Connell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.P.
Pharma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael O'Connell
---------------------
Michael O'Connell
President and Chief Executive Officer


Certifications:

I, Gordon Sangster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.P.
Pharma, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c.	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gordon Sangster
-------------------
Gordon Sangster
Chief Financial Officer



                            EXHIBIT INDEX

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002