Form 10-K
period 2002-12-31
AP PHARMA INC /DE/
filed 2003-03-28
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K
                 FOR ANNUAL & TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2002 or

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
                                                                 ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                    Yes [  ]  No [X ]
                                                        ----     ----

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 28, 2002, was $29,347,934. (1)

As of February 28, 2003, 20,490,441 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 6,440,148 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at June 28, 2002. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

Definitive Proxy Statement to be used
 in connection with the 2003 Annual Meeting
 of Stockholders.                           III

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
          Accounting and Financial Disclosure

                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.  Certain Relationships and Related Transactions

ITEM 14.  Controls and Procedures

                             PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

Signatures

Certifications

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

COMPANY OVERVIEW
----------------

In this Annual Report on Form 10-K, the "Company", "A.P. Pharma", "APP", "we", "us", and "our", refer to A.P. Pharma, Inc.

We are a specialty pharmaceutical company focused on the development of pharmaceutical products utilizing our proprietary polymer-based drug delivery systems. Our focus is the development and commercialization of bioerodible injectable and implantable systems under the trade name Biochronomer(TM).
Our business strategy is twofold:
- to develop selected proprietary products, funding them through the preliminary phases of regulatory review before entering partnerships to share costs and to earn a share of future profits; and
- to license our proprietary technologies to corporate partners after the successful completion of reimbursed feasibility studies to earn research and development fees, licensing fees, milestone payments and royalties.

Initial targeted areas of application for our drug delivery technologies include pain management; anti-inflammatory, oncology and ophthalmology applications; device coatings and DNA delivery. Product development programs are primarily funded by royalties from topical prescription products currently marketed by pharmaceutical partners, proceeds from the divestiture of our cosmeceutical product lines in July 2000, fees we receive from collaborative partners, and proceeds from the sale of our Analytical Standards business in February 2003.

Bioerodible polymers are of increasing interest within the pharmaceutical and biotechnology community for use in both drug delivery applications and as devices. We have made substantial progress in developing bioerodible polymers that potentially represent a significant improvement over existing drug delivery systems. The major point of difference is that our polymers have been specifically designed as drug delivery systems and are versatile. Erosion times can be varied from hours to days, weeks or months and mechanical properties can be adjusted to produce materials ranging from injectable gels, coatings, to strands, wafers, films or microspheres. In addition, the manufacturing is reproducible, has been scaled up and the polymers are stable at room temperature, provided they are stored under anhydrous conditions. In studies, the polymers were observed to erode to completion and, once the drug was released, no polymer remained. In addition, the polymers bioerode with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

We filed our first Investigational New Drug Application ("IND") in the fourth quarter of 2001 for our product candidate APF112 for the treatment of post-surgical pain following arthroscopic knee surgery, and completed Phase I human clinical trials in the first half of 2002. In August 2002, we withdrew the proposed protocol for a Phase II clinical study in response to questions raised by the United States Food and Drug Administration ("FDA") regarding the duration of mild-to-moderate irritation observed in preclinical studies. This mild-to-moderate irritation was observed following administration into the knee joint of certain animal species. In December 2002, we announced that we had agreed on an action plan with the FDA that could allow us to initiate Phase II human clinical studies in the middle of 2003. We modified the formulation of APF112 to minimize irritation, and decided to initially target pain management following surgery to repair inguinal hernias. More than 5.3 million abdominal surgeries are performed annually in the United States ("U.S.") and, with the demonstration of efficacy of APF112 in the treatment of post-surgical pain, we believe that there are more than 20 million surgical procedures performed annually in the U.S. for which the product could be utilized.

We have also entered into fee-paying feasibility studies with several companies to develop a variety of products using our Biochronomer(TM) delivery systems. These products are being developed in the areas of ophthalmology, device coatings and DNA delivery. In general, these research and development arrangements provide for us to receive research and development fees from our collaborators. Five of these development programs have now moved into in vivo testing and, if they are concluded successfully, could lead to licensing agreements under which a partner would pay for development costs and we would receive a license fee, research and development fees, milestone payments and a royalty upon a product's marketing clearance and commercialization.

In February 1997, we received FDA marketing clearance for our first pharmaceutical product based on the original patented Microsponge(R) technology, Retin-A Micro(R), which was licensed to Ortho Neutrogena, a member of the Johnson & Johnson family of companies. This product was launched in the United States in March 1997. Retin-A Micro was also launched in Canada in the third quarter of 2001 and Phase III clinical trials were completed in Europe in 2002. In May 2002, the FDA granted marketing clearance for a new low-dose formulation of Retin-A Micro, which was launched in July 2002.

We licensed to Dermik Laboratories, an Aventis company, a Microsponge-based formulation incorporating 5-fluorouracil (5-FU) for the treatment of actinic keratoses, a precancerous skin condition. The product was launched in the first quarter of 2001 under the brand name Carac(TM). This product has a number of advantages over existing topical therapies, including less irritation with shorter duration of therapy and reduced dosage frequency.

Until July 2000, we engaged in the development, manufacturing, and out-licensing of the aforementioned topical pharmaceutical products as well as a variety of cosmeceutical and toiletry products. In July 2000, we sold our cosmeceutical and toiletry product lines, together with certain technology rights to topical pharmaceuticals, to RP Scherer, a subsidiary of Cardinal Health. We received $25 million at closing and are entitled to receive further annual earnout amounts for the subsequent three years, the amounts of which are dependent on the performance of the product lines sold. We recorded approximately $3 million at the end of the first earnout period ending June 30, 2001, which represents earnout payments received of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement, and approximately $200,000 for the second earnout period ending June 30,2002. Under the sale agreement, we retained the rights to our topical prescription products, which are marketed by our corporate partners, Johnson & Johnson and Aventis, and on which we continue to receive royalties.

In February 2003, we sold the assets of our wholly-owned subsidiary, APS Analytical Standards, Inc., to GFS Chemicals of Columbus, Ohio, for $2.1 million in cash and the right to receive royalties for the next five years.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. We changed our name to A.P. Pharma, Inc. in May 2001 to reflect the new pharmaceutical focus of the Company.

APP TECHNOLOGY
--------------

We have made significant investment and progress in the development of bioerodible drug delivery systems. Specifically, we have developed two families of polymers, each with unique attributes. The first family is known collectively as poly(ortho esters) under the trade name Biochronomer(TM); polymers in the second family are known collectively as block copolymers of poly(ortho esters) and poly(ethylene glycol) under the trade name Bioerodimer(TM). The two polymer families are covered by US patent 5,968,543, issued October 19, 1999 and US patent 5,939,453, issued August 17, 1999. Both are broad composition of matter patents. A number of other patent applications have been filed.

Current product development work takes advantage of the versatility of these materials, and is exemplified by forms that range from injectable gels into which drugs can be incorporated by a simple mixing procedure, to solid devices that can be fabricated at temperatures low enough to allow the incorporation of materials such as proteins that require mild fabrication conditions.

Our primary focus has been on advancing our Biochronomer technology, which is designed to release drugs at selected implantation sites such as at the site of a surgical procedure, under the skin, in joints, in the eye, or in muscle tissue. Key benefits of this technology include the ability to fabricate the poly(ortho ester) polymers into a variety of drug delivery forms - ranging from wafers and strands to microspheres and injectable gels to enable various means of administration into the body.

Also under development are device applications. Because both mechanical properties and erosion rates can be controlled, these polymers are emerging as promising materials for device coatings that could be useful in cardiovascular applications such as stent coatings, and in the development of scaffolding materials used in tissue engineering.

The Biochronomer polymer is a poly(ortho ester) that is produced by a condensation reaction between a diketene acetal and a diol, or mixture of diols. This reaction is highly reproducible and kilo quantities of polymer have been produced according to Good Manufacturing Practices (GMP).

Approximately one hundred in vivo and in vitro studies have been completed to advance understanding of this innovative drug delivery technology. The data demonstrate that Biochronomer systems have potential in a wide range of applications, including pain management; osteoarthritis; anti-adhesion, anti-inflammatory, anti-infective; ophthalmic diseases, bone growth, device coatings, restenosis and tissue engineering. Importantly, the initial toxicology data indicate that the technology is safe for use in the body. Studies demonstrate complete and controlled bioerosion of the polymers. Furthermore, Biochronomer systems have controlled drug-release rates, both short-term and long-term.

Through an academic collaboration, we are also developing water-soluble Bioerodimer polymers with the intent to maximize the concentration of anti-cancer agents in solid tumors and to minimize their concentration in healthy tissue.

PRODUCTS
--------

Ethical Pharmaceutical Products
-------------------------------

We define ethical pharmaceutical products as prescription products that are promoted primarily through the medical profession. We are developing several pharmaceutical product candidates that will require marketing clearance from the FDA before they can be sold in the United States. We believe that the benefits offered by our delivery systems will create valuable product differentiation and advantages in large, profitable markets. Results from various preclinical studies reaffirm that this technology offers the potential to reduce drug side effects, maintain or improve therapeutic efficacy and potentially increase patient compliance with a less frequent treatment regimen.

The following ethical dermatological products incorporating the Microsponge technology have already been developed and commercialized:

Retin-A Micro: In February 1997, we received FDA marketing clearance for Microsponge-entrapped tretinoin for improved acne treatment. Tretinoin has been marketed in the United States by Ortho Neutrogena (formerly Ortho Dermatological), a Johnson & Johnson ("J&J") subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. We believe this patent-protected approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A(R) Micro (TM). We receive royalty income based on the sales of this product over the life of the applicable patents.

During 2001, Ortho launched this product in Canada and has now completed Phase III clinical trials in Europe in preparation for a European Union filing. Additionally, Ortho received FDA marketing clearance in the United States for a second Retin-A Micro formulation and launched the product in July of 2002.

Carac: In the fourth quarter of 2000, Dermik Laboratories, an Aventis company, received U.S. marketing clearance for an APP-developed formulation containing Microsponge-entrapped 5-fluorouracil (5-FU) for the treatment of actinic keratoses. This product was launched under the trade name Carac(TM) in the first quarter of 2001. We receive royalties based on the sales of this product over the life of the applicable patents.

Products Under Development
--------------------------

Our efforts in pharmaceutical markets include additional applications using our Biochronomer technology that are under development, as noted below.

The first product candidate that incorporates the Biochronomer(TM) System targets the management of pain in patients following surgery for inguinal hernias. With the demonstration of efficacy in treating post-surgical pain, we believe that there will be substantial potential for this product as there are approximately 20 million surgical procedures performed annually in the U.S. for which the product could potentially be utilized.

The treatment strategy is to provide 24 to 36 hours of localized post-surgical pain relief by delivering the drug mepivacaine directly to the surgical site. Mepivacaine is a well-known drug for localized pain relief, and it has an extensive safety protocol. APF112 is designed to minimize the use of opioids (morphine-like drugs) which are currently used in the majority of surgical procedures as a means of managing post-operative pain but with unpleasant side effects - nausea, disorientation, sedation, constipation, vomiting, urinary retention and, in some situations, life-threatening respiratory depression.

Other Products
--------------

Analytical Standards. We initially developed microspheres (precursors to the Microsponge system) for use as a testing standard for gauging the purity of municipal drinking water. Marketed nationwide, these microspheres are suspended in pure water to form an accurate, stable, reproducible turbidity standard for the calibration of turbidimeters used to test water purity.

We have also developed standards for the calibration of spectrophotometers and colorimeters.

In February 2003, we announced the sale of the assets of this subsidiary to GFS Chemicals, Inc. of Columbus, Ohio for $2.1 million in cash and the right to receive royalties for five years at rates ranging from 5% to 15% of sales of analytical standards products.

MARKETING
---------

A key part of our business strategy is to form collaborations with pharmaceutical partners. We have therefore negotiated fee-paying feasibility agreements with several pharmaceutical and biotechnology companies for the development of prescription products incorporating the Biochronomer delivery system.

In general, we grant limited marketing exclusivity in defined markets for defined periods to our partners. However, after development is completed and a partner commercializes a formulated product utilizing our delivery systems, we can exert only limited influence over the manner and extent of our partner's marketing efforts.

Our key marketing relationships currently involving only the Microsponge delivery system for prescription products are as follows:

Johnson & Johnson Inc. In May 1992, we entered into a development and license agreement with Ortho-McNeil Pharmaceutical Corporation ("Ortho"), a subsidiary of J&J, related to tretinoin-based products incorporating our Microsponge technology. As part of the agreement, certain license fees and milestone payments were paid to us by Ortho. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing our Microsponge system. Ortho's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by us.

In February 1997, we received FDA marketing clearance for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product has been marketed by Ortho Dermatological since March 1997 as Retin-A(R) Micro. We received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment that was recognized as revenue in 1997 and half as prepaid royalties which was recorded as deferred revenues. Ortho pays us a royalty on product sales. In accordance with the licensing agreement, 25% of the royalties we earn is applied against deferred revenues after certain annual minimum royalty payments are met. Should these minimums not be achieved, Ortho would lose its exclusivity and we would regain marketing rights to the retinoid products.

Dermik. In March 1992, we restructured our 1989 joint venture agreement with Dermik, an Aventis company. As part of the agreement Aventis received certain exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses (precancerous skin lesions). In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with us to cover two additional indications, in return for milestone payments and royalties upon successful development. We received $500,000 on execution of this amendment representing a milestone payment of $250,000 and prepaid royalties of $250,000. In the fourth quarter of 2000 Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in the first quarter of 2001 and we received a milestone payment of $50,000. In 2002, we recognized the prepaid royalties as revenues because Dermik decided not to pursue the two additional applications covered by the 1999 amendment. Dermik's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents.

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

PATENTS AND TRADE SECRETS
-------------------------

As part of our strategy to protect our current products and to provide a foundation for future products, we have filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. We have also filed foreign patent applications on our polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. We have a total of 11 issued United States patents and an additional 98 issued foreign patents. Currently, we have over 26 pending patent applications worldwide. The patents on the Microsponge(R) system expire between October 2005 and September 2016. The patents on the bioerodible systems expire between January 2016 and November 2021.

Although we believe the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

We rely on unpatented trade secrets and know-how to protect certain aspects of our production technologies. Our employees, consultants, advisors and corporate partners have entered into confidentiality agreements with us. These agreements, however, may not necessarily provide meaningful protection for our trade secrets or proprietary know-how in the event of unauthorized use or disclosure. In addition, others may obtain access to, or independently develop, these trade secrets or know-how.

COMPETITION
-----------

In the development of bioerodible poly(ortho esters) for implantation applications, there is competition from a number of other bioerodible systems, especially polymers based on lactic and glycolic acid and to a lesser extent, polyanhydrides. We believe that our proprietary bioerodible Biochronomer(TM) polymers have a number of important advantages. Among these are ease of manufacturing, ability to control both erosion times and mechanical properties, the simultaneous drug delivery and erosion process, resulting in complete polymer disappearance when all the drug has been delivered. Also, the polymer bioerodes with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

The attribute of the second family of bioerodible polymers, the block copolymers of poly(ortho esters) and poly(ethylene glycols) is that a hydrophobic (water-repelling) bioerodible segment can be connected to a water-soluble segment. There are other such polymers, but we believe that our proprietary material is superior because the hydrophobic poly(ortho ester) segment can greatly increase the efficiency of drug entrapment making transport to tumors much more effective.

HUMAN RESOURCES
---------------

As of February 28, 2003, we had 34 full-time employees, 8 of whom hold PhDs. There were 25 employees engaged in research and development and quality control, and 9 working in finance, business development, human resources and administration.

We consider our relations with employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

AVAILABLE INFORMATION
---------------------

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is "www.appharma.com".

Item  2.  PROPERTIES

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The current annual rent expense for the Redwood City facility is approximately $641,000.

We occupied a production facility and warehouse in Lafayette, Louisiana that was sold to RP Scherer in July 2000. The construction of the facility in 1986 was financed primarily by 15-year, tax-exempt industrial development bonds. In 1995, we extinguished the bond liability through an "insubstance defeasance" transaction by placing United States government securities in an irrevocable trust to fund all future interest and principal payments. The defeased debt balance outstanding of $2,500,000 as of December 31, 2002 will be repaid on January 25, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust.

Our existing research and development and administrative facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

Item  3.  LEGAL PROCEEDINGS

   None.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Shares of the Company's common stock trade on the NASDAQ National Market, under the symbol APPA. As of February 28, 2003, there were 460 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


2002             High      Low      2001               High     Low
----------------------------------------------------------------------
First Quarter   $2.900    $2.080    First Quarter     $2.938   $1.625
Second Quarter   2.650     1.930    Second Quarter     3.350    1.870
Third Quarter    2.200     1.150    Third Quarter      3.100    1.400
Fourth Quarter   1.500     0.610    Fourth Quarter     3.120    1.550


Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31,                     2002       2001      2000     1999    1998
----------------------------------------------------------------------------
Consolidated Statements of Operations Data
------------------------------------------
Royalties                      $4,026     $ 3,227   $ 2,081   $2,025  $1,724
Contract revenues                 644          38       122    1,462     219
Product sales                   1,145       1,122     1,163    1,210   1,131
                                ------     ------     -----    -----   -----
Total revenues                  5,815       4,387     3,366    4,697   3,074
Expenses
Cost of product sales             445         440       497      532     321
Research and development        6,699       7,348     3,713    2,471   2,371
Selling, marketing and
  advertising                     471         473       594      496     385
General and administrative      3,024       3,247     2,869    2,946   2,165

Interest and other income and
  expense, net                    658       1,192       549     (390)   (578)
                                 -----      -----    ------    -----   -----
Loss from continuing
  operations                   (4,166)     (5,929)   (3,758)  (2,138) (2,746)
Income from discontinued
  operations(1)                   172         525     1,163    4,510   5,271
Gain on disposition of
  discontinued operations(2)      216       2,890    11,147       --      --
                                 -----      -----    ------    -----   -----
Net income (loss)              $(3,778)   $(2,514)  $ 8,552   $2,372  $2,525
                                 =====      =====    ======    =====   =====

Basic income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.20)   $ (0.29)  $(0.19)   $(0.11) $(0.14)
  Net income (loss)            $ (0.19)   $ (0.12)  $ 0.42    $ 0.12  $ 0.13
Diluted income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.20)   $ (0.29)  $(0.19)   $(0.11) $(0.14)
  Net income (loss)            $ (0.19)   $ (0.12)  $ 0.42    $ 0.12  $ 0.12
Weighted average common
  shares outstanding - basic    20,409     20,276    20,179    20,079  19,854
Weighted average common
  shares outstanding - diluted  20,409     20,276    20,213    20,252  20,381


Consolidated Balance Sheet Data
-------------------------------
                                                December 31,
                               ----------------------------------------------
                                  2002       2001      2000     1999     1998
                               -------    -------    ------    -----   ------

Working capital                $13,979    $18,075   $20,087   $13,192 $ 2,456
Total assets                    17,799     23,507    26,996    19,296  17,582
Long-term debt, excluding
  current portion                   --         --        --     2,409      --
Shareholders' equity            15,459     19,173    21,159    12,036   9,036

(1) Income from discontinued operations represents the income attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000.

(2) Gain on disposition of discontinued operations in 2000 represents the gain on the sale of our cosmeceutical and toiletries business to RP Scherer on July 25, 2000, and in 2001 and 2002 represents the annual earnout income received from RP Scherer based on the performance of the business sold.
These are the first two of three possible contractual payments under the sale agreement.

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

Revenue Recognition
-------------------

Royalties
---------

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the customer by our licensees based on information that we receive from our licensees.

Contract Revenues
-----------------

We have licensing agreements that generally provide for us to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for us to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued. Revenue recognized from deferred license fees is classified as Contract Revenues in the accompanying consolidated statements of operations. License fees received in connection with arrangements where our company has no continuing involvement are recognized as contract revenues when the amounts are received or when collectibility is assured, whichever is earlier.

A milestone payment is a payment made to us by a third party or corporate partner upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as contract revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.

Contract revenues also relate to research and development arrangements that generally provide for our company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Product Revenues
----------------

Product revenues relate to our sales of analytical standards for the calibration of turbidimeters used to test water purity and are recorded upon shipment of products when four basic criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. Determination of criteria 3 and 4 are based on management's judgments regarding the fixed nature of the fees charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

STATEMENTS OF OPERATIONS HIGHLIGHTS (in thousands)
--------------------------------------------------
                            For the Years Ended December 31,  Annual % Change
                            --------------------------------  ---------------
                               2002      2001      2000       02/01    01/00
                              ------    ------    ------      -----    -----
Royalties                    $4,026     $3,227    $2,081        25%      55%
Contract revenues               644         38       122     1,595%     (69%)
Product sales                 1,145      1,122     1,163         2%      (4%)
                              ------    ------    ------
  Total revenues              5,815      4,387     3,366        33%      30%

Expenses
Cost of product sales           445        440       497        --%     (11%)
Research and development      6,699      7,348     3,713        (9%)     98%
Selling and marketing           471        473       594        --%     (20%)
General and administrative    3,024      3,247     2,869        (7%)     13%

Results of Operations for the years ended December 31, 2002 and 2001
--------------------------------------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with timely development, approval, launch and acceptance of new products, establishment of new corporate alliances, progress in research and development programs, and other risks described below or identified from time to time in our Securities and Exchange Commission filings.

Our revenues are derived principally from royalties, license and research and development fees and sales of analytical standards products. Under strategic alliance arrangements entered into with certain corporations, we may receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for 2002 increased by $799,000 or 25%, to $4,026,000 from $3,227,000 in the prior year. This increase related to a 29% increase in royalties earned on sales of Carac(TM), a topical prescription treatment for actinic keratoses that was launched in the first quarter of 2001 by our marketing partner, Dermik Laboratories, an Aventis company. Also, royalties on sales of Retin-A(R) Micro by Ortho Neutrogena, a Johnson and Johnson company, increased by 23% over the prior year following the launch of a new low-dose formulation in July 2002 after FDA marketing clearance and a direct-to-consumer advertising program of the product. Royalty income is expected to increase in 2003 assuming continued market share growth for the Retin-A Micro product line, the continuation of Ortho Neutrogena's direct-to-consumer advertising program and the continued growth of Carac sales.

Contract revenues for 2002 were $644,000 compared with $38,000 in the prior year. This was due to the initiation of collaborative research and development arrangements with prospective corporate partners during the year, and the forfeiture by a partner of certain rights to a proprietary Microsponge(R) formulation.

Product revenues for 2002 relating to sales of analytical standards increased by 2% or $23,000 to $1,145,000 from $1,122,000 in the prior year. Gross profit on sales of analytical standards were flat at 61%. In February 2003, we sold the assets of APS Analytical Standards, Inc., to GFS Chemicals of Columbus, Ohio and do not expect to report product sales or cost of sales relating to this business in the future.

Research and development expense for 2002 decreased by $649,000, or 9%, to $6,699,000 from $7,348,000 due mainly to the delayed entry into Phase II clinical trials of our product candidate for post-surgical pain management incorporating our Biochronomer(TM) drug delivery system. This compares with higher expenses incurred in the prior year related to preparation for the filing of an Investigational New Drug Application (IND), together with the costs associated with the manufacture of GMP materials for use in clinical programs. Research and development expense is expected to increase in 2003 as our lead product candidate enters Phase II human clinical studies in mid-year. The delay caused by the withdrawal of the Phase II protocol in August 2002 deferred a portion of the anticipated increase in research and development spending until 2003. This delay could result in a delay in the filing of a New Drug Application ("NDA") for APF112, and hence could result in a delay in the product candidate's marketing clearance and initiation of revenue streams.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target, and includes proof of concept in animals and Phase I, II, and III clinical studies in humans. Each step of this process is typically more expensive than the previous one, so success in development results in increasing expenditures. Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation and sponsored research at academic and research institutions. Future research and development expenses would also include costs related to human clinical trials.

Products in Development
-----------------------

We have a number of product candidates in various stages of development, some of which are the subject of collaborations with potential corporate partners. The following table sets forth the current opportunities for our own portfolio of product candidates, the compound selected, the delivery time and the status.

CURRENT OPPORTUNITIES

                                   Drug
Indication          Compound       Delivery Duration      Status
----------          --------       -----------------      ------
Acute pain relief   Mepivacaine    Less than 1 week       Pre-Phase II
(post-surgical)

Site-specific       Meloxicam      2-4 weeks              Pre-IND
Anti-inflammatory

Chronic pain
Relief              Mepivacaine    4-6 weeks              Preclinical

Post-surgical
Anti-adhesions      Undisclosed    Less than 1 week       Research

In addition, several feasibility studies are ongoing with corporate collaborators in the areas of ophthalmology, device coating, restenosis and immune stimulation.

The major components of research and development expenses for 2002, 2001 and
2000 were as follows (in thousands):
                               2002      2001      2000
                              ------    ------    ------
Internal general research
 and development costs       $4,827     $4,167    $2,879
External polymer
 development and
 preclinical programs         1,872      3,181       834
                              -----      -----     -----
                             $6,699     $7,348    $3,713
                              =====      =====     =====

Internal general research and development costs include employee salaries and benefits, laboratory supplies, depreciation, professional fees and allocation of overhead. External polymer development and preclinical programs include expenditures on technology and product development, preclinical evaluation, regulatory and toxicology consultants, and polymer manufacturing, all of which are performed by third parties.

Selling and marketing expense for analytical standards products for 2002 was essentially flat at $471,000 compared with $473,000 in the prior year. Following the sale of the Analytical Standards business in February 2003 we will not incur these selling and marketing expenses.

General and administrative expense for 2002 of $3,024,000 decreased by $223,000 or 7% from $3,247,000 in the prior year due mainly to decreased professional fees and a provision for doubtful note receivable, partially offset by higher investor relations expenses. General and administrative expense includes salaries and related expenses, professional fees, directors' fees, investor relations costs, insurance expense and overhead allocation, and is expected to be consistent in 2003.

General and administrative expenses in 2001 included an allowance for doubtful accounts of $418,000 relating to a note receivable arising from our sale of certain proprietary rights to a consumer product in 1999. As payments on the note were not received on a timely basis, an allowance was recorded against the note. In 2002, an additional allowance of $19,000 was recorded on the remaining outstanding balance, net of payments received. Payments received were recorded as recovery of the receivable.

Interest income for 2002 decreased by $516,000 to $590,000 from $1,106,000 due mainly to reduced interest rates on reduced cash balances. Interest income is expected to decrease in 2003 as cash balances decrease.

On July 25, 2000, we completed the sale of certain technology rights for topical pharmaceuticals and cosmeceutical product lines and associated assets to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. Income
(loss) from discontinued operations represents the net contribution (loss) attributable to the cosmeceutical and toiletries product lines which were sold to RP Scherer Corporation in July 2000. For the year 2002, the net income from discontinued operations relating to changes in estimates totaled $172,000, compared with $525,000 in the prior year.

The gain on disposition of discontinued operations recorded in 2002 of $216,000 related mainly to the net earnout income resulting from the sale of our cosmeceutical product lines in 2000, compared with $2,890,000 in the prior year. The earnout income is the second of three contractual annual payments, the amounts of which are dependent on the performance of the cosmeceutical business.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guaranty aggregated $243,000 for the first two guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period.

Results of Operations for the years ended December 31, 2001 and 2000
--------------------------------------------------------------------

Royalties for 2001 increased by $1,146,000 or 55%, to $3,227,000 from $2,081,000 in 2000. This increase related primarily to royalties earned on sales of Carac(TM), a topical prescription treatment for actinic keratoses which was launched in the first quarter of 2001 by our marketing partner, Dermik Laboratories, an Aventis company. Royalties on sales of Retin-A(R) Micro by Ortho Neutrogena, a Johnson and Johnson company, also increased following a direct-to-consumer advertising program of the product. Product revenues for 2001 relating to sales of analytical standards decreased by 4% or $41,000 to $1,122,000 from $1,163,000 in 2000.

Gross profit on sales of analytical standards increased from 57% to 61% due mainly to a change in the sales mix with fewer sales of lower margin instruments.

Research and development expense for 2001 increased by $3,635,000, or 98%, to $7,348,000 from $3,713,000 in 2000 due mainly to costs of preclinical studies required for the filing of an Investigational New Drug Application (IND) involving our bioerodible Biochronomer(TM) drug delivery system for a treatment for post-surgical pain, and our ongoing product development programs.

Selling and marketing expense for analytical standards products for 2001 decreased by $121,000 or 20% to $473,000 from $594,000 in 2000 due mainly to lower advertising expenses on sales of analytical standards.

General and administrative expense for 2001 of $3,247,000 increased by $378,000 or 13% over 2000 due mainly to a reserve recorded on a note receivable. General and administrative expense includes salaries and related expenses, professional fees, directors' fees, investor relations costs, insurance expense and overhead allocation.

Interest income for 2001 increased by $289,000, or 35%, to $1,106,000 from $817,000 in 2000 due mainly to the receipt of $25 million in July 2000 as proceeds from the sale of our cosmeceutical and toiletries product lines to RP Scherer Corporation. Interest expense for 2001 decreased by $294,000, or 100%, to $0 due to the repayment of all previously outstanding debt upon the Company's receipt of the $25 million proceeds from RP Scherer.

On July 25, 2000, we completed the sale of certain technology rights for topical pharmaceuticals and its cosmeceutical product lines and associated assets to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. Income/loss from discontinued operations represents the net contribution/loss attributable to the cosmeceutical and toiletries product lines which were sold to RP Scherer Corporation in July 2000. For the year 2001, the net income from discontinued operations totaled $525,000, compared with $1,163,000 in 2000.

The gain recorded in 2001 related to the disposition of discontinued operations includes net earnout income of approximately $3 million from the sale of our cosmeceutical product lines in the prior year, which represents additional earnout income of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement. The earnout income is the first of three contractual annual payments. The gain on disposition of discontinued operations in the prior year represents the gain realized on the sale of the cosmeceutical business completed in July 2000.

Capital Resources and Liquidity
-------------------------------

Total assets as of December 31, 2002 were $17,799,000 compared with $23,507,000 at December 31, 2001. Cash, cash equivalents and marketable securities decreased by $5,373,000 to $14,121,000 at December 31, 2002 from $19,494,000 at December 31, 2001.

Net cash used in operating activities for the years ended December 31, 2002, 2001 and 2000 was $5,131,000, $6,491,000 and $3,116,000, respectively. The decrease in net cash used in operating activities from 2001 to 2002 was primarily due to reduced research and development expenses resulting from the delay in the initiation of the Phase II human clinical studies for our product candidate for post-surgical pain.

Net cash provided by investing activities for the years ended December 31, 2002, 2001 and 2000 was $4,720,000, $3,550,000 and $8,972,000, respectively, with decreasing proceeds from the sale of our discontinued operations in each of 2001 and 2002, offset by higher net sales of marketable securities in 2002.

Net cash provided by financing activities was $75,000 for the year ended December 31, 2002 compared to $66,000 for the year ended December 31, 2001 and net cash used in financing activities of $3,068,000 for the year ended December 31, 2000. The net cash provided by financing activities in 2002 and 2001 was mainly due to proceeds from issuances of shares under the Employee Stock Purchase Plan. The cash used in financing activities in 2000 was primarily the result of the repayment of our long-term debt.

In the current year, we have also financed our operations, including technology and product research and development, from royalties received on sales of Retin-A Micro and Carac, earnout income from RP Scherer, the profits from the sale of analytical standard products and interest earned on short-term investments.

On February 13, 2002 ("closing date"), we completed the sale of the assets of our wholly-owned subsidiary, APS Analytical Standards, Inc. to GFS Chemicals, Inc., a private company based in Columbus, Ohio. We received $2.1 million in cash on the closing date and we are entitled to receive royalties on sales varying from 5% to 15% for five years following the closing, with guaranteed minimum annual royalty payments.

Our existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet our cash needs for at least the next two years, assuming no changes to existing business plans.

Our future capital requirements will depend on numerous factors including, among others, royalties from sales of products of third party licensees; our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

We occupy leased facilities under an agreement that expires in two years. We also lease certain office equipment under operating leases. The contractual obligations for the next five years and thereafter are as follows, in thousands:

   Years Ending              Minimum
   December 31,              Payments
   -----------               --------
      2003                    $  705
      2004                       602
      2005                        12
      2006                         7
                               -----
                              $1,326
                               =====

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2002.

The provision for doubtful note receivable in 2001 was reclassified from income from discontinued operations to general and administrative expenses.
A milestone payment received in 2001 was reclassified from royalty revenue to contract revenues. License, research and development, and option fees were reclassified to contract revenues.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued FAS 141, "Business Combinations" (FAS 141).
FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. The adoption of FAS 141 did not have a material effect on our financial position or results of operations.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 was required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of FAS 142 did not have a material effect on our financial position or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. FAS 143 was effective for our year ended December 31, 2002, and did not have a material effect on our financial position or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairmment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discountinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements in November 2002 and the recognition requirements in January 2003 of FIN 45 neither had nor are anticipated to have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.
We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (or FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options, and have adopted the disclosure requirements of FAS 148.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consoidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have variable interest entities and do not expect the adoption of FIN 46 to have a material impact on our results of operations and financial position.

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

OUR BIOERODIBLE DRUG DELIVERY SYSTEM BUSINESS IS AT AN EARLY STAGE OF
DEVELOPMENT.

Our bioerodible drug delivery system business is at an early stage of development. Our ability to produce bioerodible drug delivery systems that progress to and through clinical trials is subject to, among other things:

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

Under agreements with collaborators, we may rely significantly on them, among other activities, to:

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

WE FACE INTENSE COMPETITION FROM OTHER COMPANIES.

Most or all of the products we could develop or commercialize will face competition from different therapeutic agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition potentially includes all of the pharmaceutical companies in the world. Many of these pharmaceutical companies have more financial resources, technical staff and manufacturing and marketing capabilities than we do. To the extent that we develop or market products incorporating drugs that are off-patent, or are being developed by multiple companies, we will face competition from other companies developing and marketing similar products.

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

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalents such that we are typically able to hold our investments to maturity. At December 31, 2002 and 2001, respectively, our cash equivalents and marketable securities include corporate and other debt securities of approximately $13,665,000 and $19,289,000. Short-term investments with effective maturities of less than three months totaled approximately $2,826,000 and $3,412,000 at December 31, 2002 and 2001, respectively. Investments with maturities between three months and one year at December 31, 2002 and 2001, respectively, totaled $5,618,000 and $7,102,000. Investments with maturities between one and two years totaled $5,221,000 and $8,775,000 at December 31, 2002 and 2001,
respectively. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.P. Pharma, Inc.
Consolidated Balance Sheets
(in thousands except par value and shares)
------------------------------------------

                                                December 31,
                                         -------------------------
                                            2002           2001
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  3,282       $  3,618
 Marketable securities                    10,839         15,876
 Accounts receivable less allowance
  for doubtful accounts of $28 and
  $1 at December 31, 2002 and
  2001, respectively                         291            338
 Receivables from contract revenues        1,214          1,130
 Inventory                                    68             61
 Prepaid expenses and other current
  assets, less allowance for doubtful
  note receivable of $437 and $417 at
  December 31, 2002 and 2001,
  respectively                               280            601
                                         -------        -------
  Total current assets                    15,974         21,624

Property and equipment, net                1,636          1,668
Other long-term assets                       189            215
                                         -------        -------
Total Assets                            $ 17,799       $ 23,507
                                         =======        =======

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                       $    286       $    346
 Accrued expenses                            945          1,409
 Accrued disposition costs                   514          1,479
 Deferred revenue                            250            315
                                         -------        -------
    Total current liabilities              1,995          3,549

Deferred revenue - long-term                 345            785
                                         -------        -------

Commitments and Contingencies
(Note 8)

Shareholders' Equity:
 Preferred stock, 2,500,000 shares
  authorized; none issued or
  outstanding at December 31,
  2002 and 2001                               --             --
 Common stock, $.01 par value,
  50,000,000 shares authorized;
  20,467,440 and 20,357,115 issued
  and outstanding at December 31,
  2002 and 2001, respectively                205            204
 Additional paid-in capital               86,413         86,188
 Accumulated deficit                     (71,235)       (67,456)
 Accumulated other comprehensive
  income                                      76            237
                                         -------        -------
Total Shareholders' Equity                15,459         19,173
                                         -------        -------
Total Liabilities and Shareholders'
 Equity                                 $ 17,799       $ 23,507
                                         =======        =======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Operations
(in thousands except per share data)
-------------------------------------

                                              Year Ended December 31,
                                              -----------------------
                                        2002          2001          2000
                                        ----          ----          ----
Revenues
Royalties                            $ 4,026       $ 3,227       $ 2,081
Contract revenues                        644            38           122
Product sales                          1,145         1,122         1,163
                                      ------        ------        ------
   Total revenues                      5,815         4,387         3,366

Expenses
 Cost of product sales                   445           440           497
 Research and development              6,699         7,348         3,713
 Selling and marketing                   471           473           594
 General and administrative            3,024         3,247         2,869
                                      ------        ------        ------
    Operating loss                    (4,824)       (7,121)       (4,307)
                                      -------       ------        ------

Interest expense                          --            --          (294)
Interest income                          590         1,106           817
Other income, net                         68            86            26
                                      ------         -----        ------

Loss from continuing operations       (4,166)       (5,929)       (3,758)

Income from discontinued operations      172           525         1,163
Gain on disposition of discontinued
  operations, net of taxes               216         2,890        11,147
                                      ------        ------        ------

Net income (loss)                    $(3,778)      $(2,514)      $ 8,552
                                      ======        ======        ======

Basic income (loss) per share:
 Loss from continuing operations     $ (0.20)      $ (0.29)      $ (0.19)
                                      ======        ======        ======
 Net income (loss)                   $ (0.19)      $ (0.12)      $  0.42
                                      ======        ======        ======
Diluted income (loss) per share:
 Loss from continuing operations     $ (0.20)      $ (0.29)      $ (0.19)
                                      ======        ======        ======
 Net income (loss)                   $ (0.19)      $ (0.12)      $  0.42
                                      ======        ======        ======
Weighted average common shares
  outstanding - basic                 20,409        20,276        20,179
                                      ======        ======        ======
Weighted average common shares
  outstanding - diluted               20,409        20,276        20,213
                                      ======        ======        ======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) (in thousands)
-------------------------------------------------------------------------------

For the Years Ended December 31, 2002, 2001 and 2000

                                                                                  Accumulated
                                                                                    Other
                                                         Additional                Compre-
                          Common Stock     Deferred       Paid-In    Accumulated   hensive       Shareholders'
                        Shares    Amount   Compensation   Capital      Deficit     Income          Equity
                     ---------- --------   ---------     ----------- -----------  ------------   ------------
Balance, December
 31, 1999            20,119     $201      $(299)         $85,629     $(73,495)          --       $12,036

Comprehensive
 income:
  Net income             --       --         --               --        8,552           --         8,552
  Net unrealized
   gain on
   marketable
   securities            --       --         --               --           --           79            79
                                                                                                  ------
Comprehensive
 income                                                                                            8,631
                                                                                                  ------

Fair value of
 stock issued to
 non-employees           10       --         --               40           --           --            40
Amortization of
 restricted stock        --       --        219               --           --           --           219
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan and
 warrants exercised      77        1         --              232           --           --           233

                     ------      ---       ----           ------      -------         ----        ------
Balance, December
 31, 2000            20,206     $202      $ (80)         $85,901     $(64,943)       $  79       $21,159

Comprehensive
 loss:
  Net loss               --       --         --               --       (2,514)          --        (2,514)
  Net unrealized
   gain on
   marketable
   securities            --       --         --               --           --          159           159

                                                                                                  ------
Comprehensive
 loss                                                                                             (2,355)
                                                                                                  ------

Fair value of common
 stock issued
 to non-employees
 for services and
 restricted stock
 awards                 115        1         --              211           --           --           212
Expense associated
 with stock options
 granted to non-
 employees               --       --         --               11           --           --            11
Amortization of
 restricted stock        --       --         80               --           --           --            80
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           36       --         --               65           --           --            65

                     ------      ---       ----           ------      -------         ----        ------
Balance, December
 31, 2001            20,357     $203      $  --          $86,188     $(67,457)       $ 238       $19,172

Comprehensive
 loss:
  Net loss               --       --         --               --       (3,778)          --        (3,778)
  Net unrealized
   loss on
   marketable
   securities            --       --         --               --           --         (162)         (162)

                                                                                                  ------
Comprehensive
 loss                                                                                             (3,940)
                                                                                                  ------

Fair value of common stock
 issued to non-employees
 for services and
 restricted stock
 awards                  47        1         --              129           --           --           130
Expenses associated
 with stock options
 granted to
 non-employees           --       --         --               22           --           --            22
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           63        1         --               74           --           --            75

                     ------      ---       ----           ------      -------         ----        ------
Balance, December
 31, 2002            20,467     $205      $  --          $86,413     $(71,235)       $  76       $15,459
                     ======      ===       ====           ======      =======         ====        ======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Cash Flows
--------------------------------------

                                                      For the Year Ended December 31,
                                                  -------------------------------------
                                                      2002         2001         2000
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net income (loss)                              $ (3,778)      $ (2,514)     $  8,552
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Income from discontinued operations             (172)          (525)       (1,163)
    Gain on disposition of discontinued
      operations                                    (216)        (2,890)      (11,147)
    Allowance for claims relating to sale
      of discontinued operations                      --           (712)           --
    Gain on sale of marketable securities            (81)           (84)           --
    Depreciation and amortization                    460            400           375
    Provision for doubtful accounts and
      note receivable                                 47            419           207
    Stock and stock option compensation
      awards to non-employees                        119            189            41
    Restricted stock awards                           33            113           180
    Amortization of premium/discount and
      accretion of marketable securities              22            171          (102)
    Loss on retirements of fixed assets                3              4            --
    Changes in operating assets and liabilities:
      Accounts receivable                            (30)           (22)        2,882
      Receivables from contract revenues             (84)          (441)          292
      Inventory                                       (7)            11           (10)
      Advances to officers and employees              --             34            51
      Prepaid expenses and other                     321            223          (412)
      Other long-term assets                          26            (64)          191
      Accounts payable                               (60)            17          (700)
      Accrued expenses                              (464)          (184)          236
      Deferred revenue                              (505)          (164)         (390)
                                                  ------        -------        ------
Net cash used in continuing operating
 activities                                       (4,366)        (6,019)        (917)
Cash used in discontinued operations                (765)          (472)       (2,199)
                                                  ------        -------       -------
Net cash used in operating activities             (5,131)        (6,491)       (3,116)
                                                  ------        -------       -------

Cash flows from investing activities:
 Proceeds from disposition of discontinued
   operations                                        216          3,602        25,000
 Purchases of property and equipment                (430)          (277)         (179)
 Purchases of marketable securities              (12,564)       (16,410)      (18,854)
 Maturities of marketable securities              17,498         16,635         3,005
                                                  ------        -------       -------
Net cash provided by investing activities          4,720          3,550         8,972
                                                  ------        -------       -------

Cash flows from financing activities:
  Repayment of long-term debt                         --             --        (3,300)
  Proceeds from the exercise of common
    stock options and warrants                        --             --           120
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                  75             66           112
                                                  ------        -------       -------
Net cash provided by (used in) financing
  activities                                          75             66        (3,068)
                                                  ------        -------       -------

Net increase (decrease) in cash and cash
  equivalents                                       (336)        (2,875)        2,788
Cash and cash equivalents at the beginning
  of the year                                      3,618          6,493         3,705
                                                  ------         ------       -------
Cash and cash equivalents at the end of
  the year                                       $ 3,282        $ 3,618       $ 6,493
                                                  ======         ======        ======


Supplemental Cash Flow Data:
Cash paid for interest                           $    --        $    --       $   244
                                                  ======        =======        ======
Cash paid for taxes                              $    13        $    27       $   244
                                                  ======        =======        ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------

Note 1   Business

A.P. Pharma, Inc. ("APP") is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceuticals and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. The terms of the agreement with RP Scherer provided for a payment of $25 million at closing and additional earnout amounts based on the performance of business sold over a period of three years ending June 30, 2003. We received an aggregate of $3.8 million during the first two years of the earnout period. We are entitled to receive an additional amount in 2003 which will depend on the performance of the business sold (see Note 11 "Discontinued Operations").

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of APP and its wholly owned subsidiary, APS Analytical Standards, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities
------------------------------------------

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, we consider all short-term investments that have original maturities of less than three months to be cash equivalents. Investments with effective maturities longer than three months are classified as marketable securitites. Investments consist primarily of commercial paper, bankers acceptances, master notes and corporate debt securities. We have classified all our investments in certain debt and equity securities as "available-for-sale", and therefore are recorded at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

Financial Instruments
---------------------

The carrying value of our financial instruments, including marketable securities and accounts receivable, approximate fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. We invest excess cash in a variety of high grade short-term, interest-bearing securities. This diversification of risk is consistent with our policy to ensure safety of principal and maintain liquidity.

Allowance for Doubtful Accounts and Note Receivable
---------------------------------------------------
Allowances are recorded for accounts and note receivable at such time management determines that the collection of those receivables is not reasonably assured. Interest income under the terms of note receivable agreement is recorded when cash is received or collectiblity is reasonably assured.

The note receivable, net of the related reserve, is included in prepaid expenses and other assets in the accompanying balance sheet.

Inventory
---------

Inventory is stated at the lower of cost or market value, utilizing the average cost method.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: equipment and machinery, 3 to 5 years; furniture and fixtures, 5 years; and leasehold improvements, over the shorter of the respective lease terms or the respective useful lives of the leasehold improvements.

Long-Lived Assets
-----------------

As circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets or that render those assets not recoverable. Recoverability of assets to be held and used is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. If such assets are considered to be impaired, the amount of impairment to be recognized is measured based on the projected discounted cash flows using an appropriate discount rate. See "Recent Accounting Pronouncements".

Stock-Based Compensation
------------------------

We have elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees and directors, no compensation cost has been recognized for our stock option plans and stock purchase plan. Compensation related to options granted to non-employees is periodically remeasured as earned.

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided, below, the pro forma disclosures of the effect on net income (loss) and income (loss) per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented (see
Note 9 "Shareholders' Equity").

                                 2002            2001           2000
                             -----------    -----------    ---------
Net income (loss)
  - as reported             $(3,778)       $(2,514)       $ 8,552
Add back:
Deduct:
Stock-based employee
  compensation expense
  determined under FAS
  123                          (601)          (696)        (1,293)
                             -------        --------       -------
Net income (loss)
  - pro-forma               $(4,379)       $(3,210)        $7,259
                             ======         ======         ======
Basic income (loss) per
  common share - as
  reported                   $(0.19)        $(0.12)         $0.42
Basic income (loss) per
  common share - pro-forma   $(0.21)        $(0.16)         $0.36
Diluted income (loss) per
  common share - as reported $(0.19)        $(0.12)         $0.42
Diluted income (loss) per
  common share - pro-forma   $(0.21)        $(0.16)         $0.36

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

Revenue Recognition
-------------------

Royalties
---------

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.

Contract Revenues
-----------------

We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued.
Revenue recognized from deferred license fees is classified as Contract revenues in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as contract revenues when the amounts are received or when collectibility is assured, whichever is earlier.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as contact revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.

Contract revenues also relate to research and development arrangements that generally provide for the company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Product Revenues
----------------

Product revenues relate to our sales of analytical standards for the calibration of turbidimeters used to test water purity and are recorded upon shipment of products when four basic criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. Determination of criteria 3 and 4 are based on management's judgments regarding the fixed nature of the fees charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. See Note 10 "Earnings Per Share".

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose our company to concentrations of credit risk consist primarily of trade accounts receivable and receivables from contract revenues. Approximately 70% and 82% of the trade receivables and receivables from contract revenues were concentrated with two customers in the pharmaceutical industry as of December 31, 2002 and 2001, respectively. Approximately 73%, 75% and 62% of the net sales were concentrated with two, two and one customers for the years ended December 31, 2002, 2001 and 2000, respectively. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications. Substantially all of our revenues are derived from customers within the United States.

Royalty and contract revenues from two domestic customers amounted to approximately 44% and 29% of total revenues for the year ended December 31, 2002. Royalty revenues from two domestic customers amounted to approximately 49% and 26% of total revenues for the year ended December 31, 2001. Revenues from one domestic customer amounted to 62% for the year ended December 31, 2000.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued FAS 141, "Business Combinations" (FAS 141).
FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. The adoption of FAS 141 did not have a material effect on our financial position or results of operations.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles out of previously reported goodwill and other intangibles. FAS 142 was required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of FAS 142 did not have a material effect on our financial position or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets
and the associated retirement costs.   FAS 143 was effective for our year
ended December 31, 2002, and did not have a material effect on our financial position or results of operations.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 144 addresses financial accounting and reporting for the impairmment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discountinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements in November 2002 and the recognition requirements in January 2003 of FIN 45 neither had nor are anticipated to have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.
We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (or FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options, and have adopted the disclosure requirements of FAS 148.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consoidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have variable interest entities and do not expect the adoption of FIN 46 to have a material impact on our results of operations and financial position.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2002.

The provision for doubtful note receivable in 2001 was reclassified from income from discontinued operations to general and administrative expenses. A milestone payment received in 2001 was reclassified from royalty revenues to contract revenues. Revenues from license, research and development, and option fees were reclassified to contract revenues.

Note 3   Cash Equivalents and Marketable Securities

We consider all of our investments in debt and equity securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Realized gains totaled $81,000, $84,000, and $6,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no realized losses for the years ended December 31, 2002, 2001 and 2000. The cost of securities sold is based on the specific identification method.

At December 31, 2002 and 2001, the amortized cost and estimated market value of investments in debt securities and cash are set forth in the tables below:

                                        December 31, 2002
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $ 3,755     $ 14         $ (1)      $ 3,768
  Other debt securities    9,834       63           --         9,897
                          ------      ---          ---        ------
Total available-for-
 sale                     13,589       77           (1)       13,665
Cash                         456       --           --           456
                          ------      ---          ---        ------
Totals                   $14,045     $ 77         $ (1)      $14,121
                          ======      ===          ===        ======

                                        December 31, 2001
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $10,071     $187        $ (1)       $10,257
   Other debt securities   8,980       52          --          9,032
                          ------      ---         ---         ------
Total available-for-
 sale                     19,051      239          (1)        19,289
Cash                         205       --          --            205
                          ------      ---         ---         ------
Totals                   $19,256     $239        $ (1)       $19,494
                          ======      ===         ===         ======


The table below summarizes fair value disclosures at December 31 (in thousands):

                                  2002                   2001
                         -----------------------  ----------------------
                                        Fair                     Fair
                           Cost        Value        Cost        Value
                           ----       ----------  ---------   ----------
Cash                     $   456     $   456     $   205     $   205
Cash equivalents           2,826       2,826       3,413       3,413
Marketable securities     10,763      10,839      15,638      15,876
                          ------      ------      ------      ------
Totals                   $14,045     $14,121     $19,256     $19,494
                          ======      ======      ======      ======

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2002, by contractual maturity, consisted of the following (in thousands):

                                                Estimated
                            Cost              Market Value
                          -----------         ------------
Available-for-sale:
  Due in one year or less $ 8,432             $ 8,444
  Due after one or more
   years                    5,157               5,221
                           ------              ------
Total available-for
 sale                      13,589              13,665
Cash                          456                 456
                           ------              ------
Totals                    $14,045             $14,121
                           ======              ======

Note 4   Inventory

The major components of inventory are as follows:

                                           December 31,
                                          (in thousands)
                                 ---------------------------
                                     2002            2001
                                     ----            ----
Raw materials                        $ 35            $ 27
Finished goods                         33              33
                                     ----             ---
Total inventory                      $ 68            $ 61
                                     ====             ===

Note 5   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                        (in thousands)
                                 ---------------------------
                                   2002           2001
                                ----------     ----------
Leasehold improvements            $ 1,359        $1,355
Furniture and equipment             3,651         3,263
                                   ------        ------
Total property and equipment        5,010         4,618
Accumulated depreciation
 and amortization                  (3,374)       (2,950)
                                  -------        ------
Property and equipment, net       $ 1,636        $1,668
                                  =======         =====

Depreciation expense amounted to $460,000, $400,000 and $375,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6   Accrued Expenses

Accrued expenses consist of the following:

                                                  December 31,
                                                 (in thousands)
                                              ------------------
                                               2002         2001
                                               ----         ----
Professional fees                            $  178       $  234
Accrued salaries                                156          128
Accrued bonus and commission expenses           196          395
Clinical studies                                205          450
Other                                           210          202
                                              -----        -----
Total                                        $  945       $1,409
                                              =====        =====

Note 7   Long-Term Debt

In July 2000, we extinguished debt that was obtained in March 1999 with an original amount of $4 million and a fixed interest rate of 13.87%. Principal and interest payments were due in equal monthly installments over a period of forty-eight months commencing March 1999. Interest expense in 2000, prior to the extinguishment, was $244,000.

In September 1995, we extinguished $2.5 million of Industrial Revenue Bonds through an "in-substance defeasance" transaction by placing approximately $2.5 million of United States government securities in an irrevocable trust to fund all future interest and principal payments. In accordance with the agreement, the investments held in the irrevocable trust shall be the exclusive source of all principal and interest payments and we have no liability for any shortfall in payments due. In addition, we have relinquished all rights with respect to the amounts held in the trust. The defeased debt balance outstanding of $2.5 million as of December 31, 2002 will be repaid on January 15, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust. The bond liability and related assets held in trust are not reflected in the accompanying consolidated balance sheets.

Note 8   Commitments

Total rental expense for facilities and equipment was $655,000, $516,000 and $587,000 for 2002, 2001 and 2000, respectively. Rental expense differs from cash payments under lease arrangements by $12,000, $148,000 and $62,000, in 2002, 2001 and 2000 as the Company's sales agreement to RP Scherer (see Note 11, "Discontinued Operations") allowed for RP Scherer to occupy a portion of the leased office facilities rent-free through January 25, 2002. The total amount of free rent provided to RP Scherer was accrued and charged to discontinued operations in 2000.

Our future minimum lease payments under noncancelable operating leases for facilities as of December 31, 2002 are as follows (in thousands):

              Years Ending                     Minimum
              December 31,                     Payments
              ------------                    -----------
                  2003                         $  705
                  2004                            602
                  2005                             12
                  2006                              7
                                               ------
                                               $1,326
                                               ======

As part of the sale of our cosmeceutical and toiletry business to RP Scherer Corporation in July 2000, we guaranteed a minimum gross profit percentage on RP Scherer's sales of products to Ortho Neutrogena and Dermik. See Note 11 "Discontinued Operations".

Note 9   Shareholders' Equity

Shareholders Rights Plan
------------------------

On August 19, 1996, the Board of Directors approved a Shareholders Rights Plan under which shareholders of record on September 3, 1996 received a dividend of one Preferred Stock purchase right ("Rights") for each share of common stock outstanding. The Rights were not exercisable until 10 business days after a person or group acquired 20% or more of the outstanding shares of common stock or announced a tender offer that could have resulted in a person or group beneficially owning 20% or more of the outstanding shares of common stock (an "Acquisition") of the Company. The Board of Directors approved an increase in threshold to 30% in December 1997. Each Right, should it become exercisable, will entitle the holder (other than acquirer) to purchase company stock at a discount. The Board of Directors may terminate the Rights plan or, under certain circumstances, redeem the rights.

In the event of an Acquisition without the approval of the Board, each Right will entitle the registered holder, other than an acquirer and certain related parties, to buy at the Right's then current exercise price a number of shares of common stock with a market value equal to twice the exercise price.

In addition, if at the time when there was a 30% shareholder, we were to be acquired by merger, shareholders with unexercised Rights could purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

The Board may redeem the Rights for $0.01 per Right at any time prior to Acquisition. Unless earlier redeemed, the Rights will expire on August 19, 2006.

Stock-Based Compensation Plans
------------------------------

We have two types of stock-based compensation plans, which consist of a stock purchase plan and two stock option plans.

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the "Plan"). Under the Plan, we are authorized to issue up to 400,000 shares of common stock to our employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or
(ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 42 percent of eligible employees participated in the Plan in 2002. Under the Plan, we issued 63,086 shares in 2002, 36,109 shares in 2001 and 36,825 shares in 2000. The weighted average fair value of purchase rights granted during 2002, 2001 and 2000 were $0.60, $1.47 and $1.90, respectively. The weighted average exercise price of the purchase rights exercised during 2002, 2001 and 2000 were $1.18, $1.82 and $3.05, respectively. We had 167,339 and
230,425 shares reserved for issuance under the stock purchase plan at December 31, 2002 and 2001, respectively.

We have various stock option plans for employees, officers, directors and consultants. We grant stock options under the 2002 Stock Incentive Plan ("2002 Plan") and the Non-Qualified Stock Plan. The Company is authorized to issue up to 500,000 and 250,000 shares under the 2002 Plan and Non-Qualified Stock Plan, respectively. The options are granted at fair market value and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted under the 2002 Plan and the Non-Qualified Stock Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

In 2002, we granted options to purchase 12,500 shares of common stock to non-employees under the 2002 Plan. These options were granted in exchange for services to be rendered and vest over a period of two to four years. We recorded compensation expense related to option grants to non-employees of approximately $22,000 and $11,000 in 2002 and 2001, respectively, which represents the fair market value of the portion of the awards that vested during 2002 and 2001. The unvested shares held by consultants have been and will be revalued using the Black-Scholes option pricing model at the end of each accounting period. No stock options were granted to non-employees, and no stock options held by non-employees vested in 2000.

The following table summarizes option activity for 2002, 2001 and 2000:




                                            2002                 2001                 2000
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       3,427,042   $5.25   3,910,177   $5.87   3,660,048   $6.30
Granted                          316,000    1.87     467,000    2.51     507,000    3.12
Exercised                             --      --          --      --          --      --
Expired or Forfeited            (835,905)   6.44    (950,135)   6.46    (256,871)   6.56
                               ---------           ---------           ---------
Outstanding at end of year     2,907,137    4.54   3,427,042    5.25   3,910,177    5.87
                               =========           =========           =========
Options exercisable at
   year end                    2,239,632           2,674,679    5.93   3,224,583    6.33
Shares available for future
 grant at year end               384,332             193,933             176,056
Weighted-average fair
 value of options granted
 during the year                           $1.76               $1.32               $1.70



The following table summarizes information about stock options outstanding at December 31, 2002:

                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted     Weighted                Weighted
Range of                     Average      Average                 Average
Exercise      Number       Contractual  Exercise    Number      Exercise
Prices        Outstanding      Life        Price  Exercisable     Price
-----------   -----------  ----------- ---------  -----------   ---------
$1.00-$2.88      757,345     8.8 years  $  2.17      227,059    $  2.39
$2.95-$4.63      780,500     6.5           3.74      649,531       3.86
$5.00-$5.88      768,250     2.0           5.42      762,000       5.42
$6.00-$10.25     601,042     3.8           7.42      601,042       7.42
               ---------                           ---------
$1.00-$10.25   2,907,137     5.4        $  4.54    2,239,632    $  5.20
               =========                           =========

We have adopted the disclosure only provisions of FAS 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various stock option plans and stock purchase plan. The compensation cost that has been charged against income for the stock options issued to non-employees and restricted stock awards to employees and directors was $55,000, $123,000 and $180,000 for 2002, 2001 and 2000, respectively.

The information regarding net income (loss) and earnings (loss) per share included in Note 2, "Summary of Significant Accounting Policies", prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123 and the earnings (loss) per share method under FAS 128. The fair value of options was estimated at the date of grant using a Black-Sholes option valuation model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.81%, 4.3% and 4.8%, dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 114%, 62% and 58%, and a weighted-average expected life of the option of five years.

The fair value of each award under the stock purchase plan was also estimated using the Black-Scholes option pricing model. For purchase rights granted in 2002, the multiple option approach with the following assumptions was used for expected terms of eighteen and twenty-four months: risk free interest rates of 1.7 percent and 3.2 percent; volatility factors of 69 percent and 68 percent; and dividend yield of zero. The purchase rights granted in 2001 were valued using the following assumptions for expected terms of eighteen and twenty-four months: risk free interest rates of 2.4 percent and 4.2 percent; volatility factors of 71 percent and 67 percent; and dividend yield of zero. The purchase rights granted in 2000 were valued using the following assumptions for expected terms of six, twelve, eighteen and twenty-four months: risk-free interest rate of 6.4 percent; volatility of 58 percent; and dividend yield of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

In 2001, we accelerated the vesting of options to purchase 40,000 shares of common stock held by the directors who departed the board as part of the refocusing of our company. As the exercise prices of these options exceeded our common stock's fair market value per share on the date of termination of services, we did not record compensation expense associated with these stock option accelerations.

Also in 2001, we modified the 1992 Stock Option Plan to extend the exercise period of vested stock options upon employee termination, from up to 30 days after the date of termination to up to 90 days after the date of termination. We did not record compensation expense associated with this modification in 2002 and 2001, as none of the affected options were exercised during 2002 and 2001 and the number of stock options that may be affected in future periods was not estimable on the date of modification.

Note 10  Earnings (Loss) Per Share

The following table sets forth the computation of our basic and diluted loss per share (in thousands):

                                     2002           2001           2000
                                     ----           ----           ----
Loss from continuing operations   $(4,166)       $(5,929)       $(3,758)
                                   ======         ======         ======

Net income (loss)                  (3,778)        (2,514)         8,552
                                   ======         ======         ======

Shares calculation:
Weighted average shares
  outstanding - basic              20,409         20,276         20,179
Effect of dilutive securities:
 Stock options, employee stock
  purchase plan and stock to be
  issued to directors                  --             --             33
 Warrants                              --             --              1
                                   ------         ------         ------
Weighted average shares
 outstanding - diluted             20,409         20,276         20,213
                                   ======         ======         ======

Basic income (loss) per common
  share:
 Loss from continuing operations  $ (0.20)       $ (0.29)       $ (0.19)
                                   ======         ======         ======
 Net income (loss)                $ (0.19)       $ (0.12)       $  0.42
                                   ======         ======         ======
Diluted income (loss) per common
  share:
 Loss from continuing operations  $ (0.20)       $ (0.29)      $ (0.19)
                                   ======         ======        ======
 Net income (loss)                $ (0.19)       $ (0.12)      $  0.42
                                   ======         ======        ======

The following options were outstanding during the periods presented, but were not included in the computation of diluted earnings per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands, except exercise prices):

                                2002              2001              2000
                                ----              ----              ----
Number outstanding              3,146             3,427             3,572
Range of exercise prices     $1.00 - $10.25    $1.69 - $10.88  $3.88 - $15.00

Note 11  Discontinued Operations

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceuticals and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million at closing and are entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which are dependent on the performance of the business sold. During the first two years of the earnout period, we received an aggregate of $3.8 million. The earnout is calculated based on gross profit earned by the business sold over a three-year period. The terms of the agreement with RP Scherer provide for an earnout of 20% to 60% of gross profit of the business sold over a threshold that increases each year. Each earnout year has a different minimum level of gross profit that should be achieved before any earnout income can be received. In addition to the minimum gross profit levels, each earnout period has three additional gross profit thresholds that correspond to a specific earnout percentage up to a maximum of 60%. Earnout thresholds for the third and final year are higher than the first two years. The cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Operations.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guaranty aggregated $243,000 for the first two guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable.

The agreements with RP Scherer also included an indemnification for existing liabilities not assumed by RP Scherer and net realizable value of assets sold. The accompanying consolidated balance sheets as of December 31, 2002 and 2001 include a liability of $314,000 and $602,000, respectively, for an indemnification claim related to inventory deemed obsolete which was paid to RP Scherer in January 2003.

Income from discontinued operations represents changes in estimates relating to the discontinued operations and consists of the following (in thousands):

                                                For the years ended
                                      December 31, 2002     December 31, 2001
                                      -----------------     -----------------
Change in estimate for Kligman
 lawsuit settlement                   $ --                  $(94)
Provision for doubtful accounts
 and note receivable                   (28)                   --
Recovery of doubtful accounts
 receivables                            --                   220
Change in estimate for professional
 fees, severance costs and
 guarantees                            135                    74
Change in estimate of provision
 for income taxes and tax refunds       65                   325
                                       ---                   ---
Total change in estimate              $172                  $525
                                       ===                   ===

Revenues relating to the discontinued operation totaled $0, $0 and $10,199,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The following table sets forth the Company's basic and diluted income per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2002, 2001 and 2000:

                                   For the years ended December 31,
                                   --------------------------------
                                   2002           2001         2000
                                   ----           ----         ----
Basic income per common
 share from discontinued
 operations                        $0.01          $0.03        $0.06

Diluted income per common
 share  from discontinued
 operations                        $0.01          $0.03        $0.06

As of December 31, 2002, net assets relating to the discontinued operation include trade receivables of $195,000 and a provision for doubtful accounts and note receivable of $28,000. Liabilities related to the discontinued operation in the amount of $514,000 include severance costs and accruals for indemnification claims related to inventory and gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Cash used in discontinued operations primarily relates to payments of severance costs to former employees who were terminated as a result of the sale of the cosmeceutical and toiletry business. A total of 56 positions, primarily in the manufacturing, marketing and research and development departments and associated general and administrative staff, were eliminated as a result of the sale. During the year ended December 31, 2000, we recorded severance charges related to salaries and benefits in gain on disposition of discontinued operations. The total amount of severance-related charges was approximately $3,685,000, of which approximately $3,540,000 has been paid to date, including $495,000 in the current year. Approximately $145,000 remains accrued as of December 31, 2002. The accrued severance of approximately $145,000 is expected to be paid by July 31, 2003.

Note 12  Defined Contribution Plan

We have a defined contribution plan covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $5,500, $5,250 and $5,100 for 2002, 2001 and 2000 ,
respectively, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2002, 2001 and 2000, we contributed to the plan approximately $79,000, $56,000 and $106,000, respectively. No discretionary contributions have been made to the plan since its inception.

Note 13  Income Taxes

There is no provision for income taxes because we have incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

                                               December 31,
                                          ------------------------
                                             2002          2001
                                             ----          ----
Deferred Tax Assets:

Net operating loss carryforwards           $ 24,000      $22,300
Research credits                              2,000        2,400
Capitalized research expenses                   300          200
Other                                         1,000        1,400
                                            -------      -------
Total deferred tax assets                    27,300       26,300

Valuation allowance                         (27,300)     (26,300)
                                            -------       ------

Net deferred tax assets                          --           --
                                            =======       ======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $1,000,000, $289,500, and ($604,500) during 2002, 2001, and 2000, respectively.

Deferred tax assets related to carryforwards at December 31, 2002 include approximately $2,800,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $70,000,000 which expire in the years 2003 through 2022 and federal research and development tax credits of approximately $1,200,000 which expire in the years 2003 through 2022.

As of December 31, 2001, we had net operting loss carryforwards for state income tax purposes of approximately $2,000,000 which expire in the years 2004 through 2013 and state research and development tax credits of approximately $1,100,000 which do not expire.

We also have federal alternative minimum tax carryforwards of approximately $164,000 which do not expire.

Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

Note 14  Significant Agreements

Ortho Neutrogena Corporation
----------------------------

In May 1992, we entered into development and licensing and investment agreements with Ortho Neutrogena (formerly Ortho-McNeil Pharmaceutical Corporation) ("Ortho") for the development of retinoid products. The first product is a Microsponge system entrapment of tretinoin (trans-retinoic acid or "t-RA"), a prescription acne drug product for which FDA approval was received in February 1997. A second product licensed to Ortho is a Microsponge entrapment of a retinoid to be used for the treatment of photodamaged skin.

In February 1995, we received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application ("NDA") for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenue. In February 1997, upon receipt of approval from the FDA to market Retin-A Micro(R) (tretinoin gel) microsphere for the treatment of acne, we received $3 million from Ortho, $1.5 million of which was a milestone payment that was recognized as revenue in 1997 and $1.5 million of which was prepaid royalties that was recorded as deferred revenue. As of December 31, 2002, $595,000 of these payments remained in deferred revenues. Ortho pays us a royalty on product sales. In accordance with the licensing agreement, 25% of the royalties we earn is applied against deferred revenues after certain annual minimum royalty payments are met. Should these minimums not be achieved, Ortho would lose its exclusivity and we would regain marketing rights to the retinoid products.

Dermik
------

In March 1992, we restructured a 1989 joint venture agreement with Dermik, an Aventis company. As part of the agreement, Aventis received certain exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses. In 1998, this agreement was amended to give Dermik an exclusive worldwide license to Microsponge-entrapped 5-FU and to increase the royalty payable to us from 5% to 10%. In 1999, Dermik filed an NDA for this product and expanded its agreement with us to cover two additional indications, in return for milestone payments and royalties upon successful development. We received $500,000 on the execution of this amendment representing a milestone payment of $250,000 and prepaid royalties of $250,000. In 2000, Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in 2001 and we received a
milestone payment of $50,000.    In accordance with the agreement, the
prepaid royalties were to be creditable against further royalties in at least two indications containing the Licensed Product. During 2002, Dermik decided not to pursue the additional indications covered by the 1999 amendment, thereby forfeiting its prepaid royalties. The accompanying Consolidated Statements of Operations include $237,000 in earned contract revenues in 2002. Dermik's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of our applicable patents.

Note 15  Subsequent Event

On February 13, 2002 (the "closing date"), we completed the sale of the assets of our wholly-owned subsidiary, APS Analytical Standards, Inc. to GFS Chemicals, Inc., a private company based in Columbus, Ohio. We received $2.1 million in cash on the closing date and are entitled to receive royalties on sales varying from 5% to 15% for five years following the closing, with guaranteed minimum annual royalty payments.

The net carrying amount of the APS Analytical Standards subsidiary consists of the following (in thousands):

                                December 31, 2002
                                -----------------
Assets:
Cash                                 $ 78
Accounts Receivable, net              165
Inventory                              68
Other Assets                           --
Property and Equipment                 10
                                      ---
Total Assets                         $321
                                      ---
Liabilties:
Accounts Payable                     $ 18
Accrued Expenses                       54
                                      ---
Total Liabilities                      72
                                      ---
Net Carrying Amount                  $249
                                      ===

Note 16  Quarterly Results of Operations (Unaudited)

The following table presents summarized results of operations for each of our quarters in the years ended December 31, 2002 and 2001. These quarterly results are unaudited; however, in the opinion of management, such results have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein.



                                     QUARTERLY RESULTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                               First       Second      Third       Fourth
Year Ended December 31, 2002                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Product sales                                    286         281          302        276
Total revenues                               $ 1,238     $ 1,249      $ 1,342    $ 1,986
Cost of sales                                    114         108          109        114
Operating expenses                             2,333       2,809        2,678      2,373
Interest and other, net                          205         174          182         97
Loss from continuing operations               (1,006)     (1,493)      (1,262)      (404)
Discontinued operations                           --          --          210        177
Net income (loss)                             (1,006)     (1,493)      (1,052)      (227)
Basic (loss) income per common share:
 Loss from continuing operations               (0.05)      (0.07)       (0.06)     (0.02)
 Net income (loss)                             (0.05)      (0.07)       (0.05)     (0.01)
Diluted (loss) income per common share:
 Loss from continuing operations               (0.05)      (0.07)       (0.06)     (0.02)
 Net income (loss)                             (0.05)      (0.07)       (0.05)     (0.01)

                                               First       Second      Third       Fourth
Year Ended December 31, 2001                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Product sales                                   295         301          243        283
Total revenues                               $  971     $ 1,000      $   969    $ 1,448
Cost of sales                                    93         113           87        146
Operating expenses                            2,191       2,409        3,231      3,236
Interest and other, net                         350         350          224        265
Loss from continuing operations                (963)     (1,172)      (2,125)    (1,669)
Discontinued operations                        (158)        (25)       3,615        (17)
Net income (loss)                            (1,121)     (1,197)       1,490     (1,686)
Basic (loss) income per common share:
 Loss from continuing operations              (0.05)      (0.06)       (0.08)     (0.08)
 Net income                                   (0.06)      (0.06)        0.07      (0.08)
Diluted (loss) income per common share:
 Loss from continuing operations              (0.05)      (0.06)       (0.08)     (0.08)
 Net income (loss)                            (0.06)      (0.06)        0.07      (0.08)

Independent Auditors' Report


The Board of Directors and Shareholders
A.P. Pharma, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows of A.P. Pharma, Inc. (formerly "Advanced Polymer Systems, Inc.") and subsidiaries for the year ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of A.P. Pharma, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considred in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein for the year ended December 31, 2000.




                                         /s/KPMG LLP

Mountain View, California
February 16, 2001

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
A.P. Pharma, Inc.

We have audited the accompanying consolidated balance sheets of A.P. Pharma, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income
(loss), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.P. Pharma, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                         /s/Ernst & Young LLP

Palo Alto, California
February 19, 2003




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APP incorporates by reference the information set forth under the caption "Information Concerning the Board of Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on May 28, 2003.

Item 11.  EXECUTIVE COMPENSATION

APP incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Equity Compensation Plan Information

The table below discloses the following information with respect to A.P. Pharma's equity compensation plans that have been approved by stockholders and plans that have not been approved by stockholders:

 - Number of securities issuable upon exercise of outstanding options, warrants and other rights under a plans as of December 31, 2002;

 - Weighted-average exercise price of such options, warrants and other rights; and

 - Number of securities available for issuance under each category as of December 31, 2002.



                                                                                 (c) Number of securities
                               (a) Number of              (b) Weighted-           remaining available for
                              securities to be           average exercise          future issuance under
                              issued upon exercise     price of outstanding       equity compensation plans
                              of outstanding options,    options, warrants         (excluding securities
  Plan Category               warrants and rights          and rights             reflected in column (a)
Equity compensation plans
 approved by security
 holders                       2,703,595                  $4.71                    332,249
Equity compensation plans
 not approved by security
 holders                         197,917                   2.27                     52,083
Total                          2,901,512                   4.54                    384,332



In October 2000, the Company adopted the Non-Qualified Stock Plan, which has not been approved by A.P. Pharma's stockholders. The Non-Qualified Stock Plan will expire in 2010. Under the Non-Qualified Stock Plan, awards may be granted as a material inducement to any person accepting employment or consultancy with the Company or an employee of the Company who is not an officer or director of the Company at the time of the award. The Non-Qualified Stock Plan provides for the discretionary award of options, restricted stock and stock purchase rights or any combination of these awards to an eligible person, provided, however, that only NQOs may be granted under the plan. Under the Non-Qualified Stock Plan, the term of any NQO granted may not exceed 10 years, and the exercise price of any such NQO must be at least 85% of the fair market value of the Common Stock at the date of grant. Options generally vest on a monthly basis over a period of four years.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information set forth under the caption "Certain Transactions" of the Proxy Statement.

Item 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: The Company's principal executive and financial officers reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-K. Based on that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as require to be disclosed in the reports the Company files under the Exchange Act.

(b) Changes in internal controls: There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) 1.  Financial Statements
         The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are included herein.
    2.  Financial Statement Schedules
         Schedule II  Valuation Accounts
         All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
         2.1-Copy of Asset Purchase Agreement between Registrant and RP
             Scherer South, Inc. dated June 21, 2000. (7)
         3-A-Copy of Registrant's Certificate of Incorporation. (1)
         3-B-Copy of Registrant's Bylaws. (1)
         10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5,
              1997. (5)*
         10-E-Lease Agreement between Registrant and Metropolitan Life
              Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (6)
         10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3) 10-X-Registrant's Non-Qualified Plan
           21-Proxy Statement for the Annual Meeting of Shareholders. (4) 23.1-Consent of Ernst & Young, LLP, Independent Auditors. 23.2-Consent of KPMG LLP.
         99.1-Certifications of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
     None.

(c) Exhibits
     The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)3 as set forth above.

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

(d) Financial Statement Schedules
     See Item 15(a)2 of this Form 10-K.

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

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ Michael O'Connell       President and Chief               March 28, 2003
-------------------------   Executive Officer                 --------------
Michael O'Connell           (Principal Executive Officer)


/S/ Gordon Sangster         Chief Financial Officer           March 28, 2003
-------------------------   (Principal Financial and          --------------
Gordon Sangster             Accounting Officer)


/S/ Paul Goddard            Chairman of the Board of          March 28, 2003
-------------------------   Directors                         --------------
Paul Goddard


/S/ Stephen Drury           Director                          March 28, 2003
-------------------------                                     --------------
Stephen Drury


/S/ Peter Riepenhausen      Director                          March 28, 2003
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 28, 2003
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory Turnbull        Director                          March 28, 2003
-------------------------                                     --------------
Gregory Turnbull


/S/ Dennis Winger           Director                          March 28, 2003
-------------------------                                     --------------
Dennis Winger


/S/ Robert Zerbe            Director                          March 28, 2003
-------------------------                                     --------------
Robert Zerbe



                        CERTIFICATIONS
                        --------------

Certifications:

I, Michael O'Connell, certify that:

1.	I have reviewed this annual report on Form 10-K of A.P. Pharma, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Michael O'Connell
---------------------
Michael O'Connell
President and Chief Executive Officer


Certifications:

I, Gordon Sangster, certify that:

1.	I have reviewed this annual report on Form 10-K of A.P. Pharma, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gordon Sangster
-------------------
Gordon Sangster
Chief Financial Officer

                                 EXHIBIT INDEX
                            Form 10-K Annual Report

2.1-Copy of Asset Purchase Agreement between Registrant and RP Scherer
    South, Inc. dated June 21, 2000. (7)
3-A-Copy of Registrant's Certificate of Incorporation. (1)
3-B-Copy of Registrant's Bylaws. (1)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (2)*
10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997. (5)* 10-E-Lease Agreement between Registrant and Metropolitan Life Insurance
     Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (6)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (3)
10-X-Registrant's Non-Qualified Stock Plan.
21-Proxy Statement for the Annual Meeting of Shareholders. (4)
23.1-Consent of Ernst & Young LLP, Independent Auditors.
23.2-Consent of KPMG LLP, Independent Auditors.
99.1-Certifications of Chief Executive Officer and Chief Financial
     Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*  Management Contract or Compensatory plans.

Schedule II

Valuation and Qualifying Accounts (in thousands)

                                             Additions    Deductions,
                                              Charged to  write-offs
                                   Beginning  Cost and      and      Ending
                                   Balance    Expense    Recoveries Balance
---------------------------------------------------------------------------
December 31, 2002
-----------------

Accounts receivable, allowance
  for doubtful accounts            $  1      $ 33       $  5         $ 29

Note receivable, allowance
  for doubtful note                $417      $ 50       $ 30         $437

December 31, 2001
-----------------

Accounts receivable, allowance
  for doubtful accounts            $223      $  2       $224         $  1

Note receivable, allowance
  For doubtful note                $ --      $417       $ --         $417

December 31, 2000
-----------------

Accounts receivable, allowance
  for doubtful accounts            $ 27      $207       $ 11         $223
