Form 10-Q
period 2003-03-31
AP PHARMA INC /DE/
filed 2003-05-14
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2003


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

At April 30, 2003, the number of outstanding shares of the Company's common stock, par value $.01, was 20,522,151.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
----------------------------------------------------

                                      March 31, 2003  December 31, 2002
                                      --------------  -----------------
                                        (Unaudited)     (Note A)
ASSETS
Current assets:
  Cash and cash equivalents            $  3,632          $  3,282
  Marketable securities                  10,836            10,839
  Accounts receivable, net                1,386             1,340
  Prepaid expenses and other                215               280
  Assets held for sale                       --               225
                                         ------            ------

Total current assets                     16,069            15,966

Property and equipment, net               1,527             1,626
Other long-term assets                      481               189
                                         ------            ------
Total assets                           $ 18,077          $ 17,781
                                         ======            ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    182          $    268
  Accrued expenses                        1,392               945
  Accrued disposition costs                 395               514
  Deferred revenue                          450               250
                                         ------            ------
Total current liabilities                 2,419             1,977

Deferred revenue - long-term                145               345
                                         ------            ------

Shareholders' equity:
  Common stock                           86,646            86,618
  Accumulated deficit                   (71,201)          (71,235)
  Accumulated other comprehensive
   income                                    68                76
                                         ------            ------
Total shareholders' equity               15,513            15,459
                                         ------            ------
Total liabilities and shareholders'
  equity                               $ 18,077          $ 17,781
                                         ======            ======

Note A Information derived from audited financial statements which are included in the 2002 Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------
(in thousands)
--------------


                                 Three Months Ended March 31,
                                 ----------------------------
                                      2003          2002
                                     ------        ------

Royalties                           $ 1,032       $   904
Contract revenues                        74            48
                                     ------        ------

Total revenues                        1,106           952

Operating expenses:
 Research & development               2,202         1,497
 General & administration               778           760
                                     ------        ------

Total operating expenses              2,980         2,257
                                     ------        ------

Operating loss                       (1,874)       (1,305)

Interest income, net                     77           186

Other income (expense), net              (1)           18
                                     ------        ------

Loss from continuing operations      (1,798)       (1,101)
Income (loss) from discontinued
 operations                             (54)           95
Gain on disposition of
 discontinued operations              1,886            --
                                     ------        ------

Net income (loss)                   $    34       $(1,006)
                                     ======        ======

Basic earnings (loss) per share:
  Loss from continuing operations   $ (0.09)      $ (0.05)
                                     ======        ======
  Net income (loss)                 $     *       $ (0.05)
                                     ======        ======

Diluted earnings (loss) per share:
  Loss from continuing operations   $ (0.09)      $ (0.05)
                                     ======        ======
  Net income (loss)                 $     *       $ (0.05)
                                     ======        ======

Weighted average common shares
 outstanding-basic                   20,475        20,360
                                     ======        ======

Weighted average common shares
 outstanding-diluted                 20,516        20,360
                                     ======        ======

* Less than $0.01 per share.

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands)
-------------------------------------------------------------------------

                                        Three months ended March 31,
                                        ----------------------------
                                            2003             2002
                                         ----------       ----------
Cash flows from operating activities:
 Net income (loss)                     $    34          $(1,006)
 Adjustments to reconcile net income
  (loss) to net cash used in operating
   activities:
   Income (loss) from discontinued
    operations                              54              (95)
   Gain on disposition of discontinued
    operations                          (1,886)              --
   Gain on sale of marketable
    securities                              --              (20)
   Depreciation and amortization           117              104
   Provision for (recovery of)
    doubtful accounts and note
    receivable                              (8)              50
   Amortization of deferred revenue         --              (10)
   Stock and stock option
    compensation awards to non-
    employees                               28               32
   Restricted stock awards                  --               33
   Amortization of premium/discount
    and accretion of marketable
    securities                             (23)              19
   Loss on retirements of property
    and equipment                            8               --
   Changes in operating assets and
    liabilities:
     Accounts receivable                   (46)              33
     Prepaid expenses and other             73              198
     Other long-term assets               (292)               6
     Accounts payable                      (86)            (215)
     Accrued expenses                      447             (417)
     Deferred revenue                       --               20
                                        ------           ------
Net cash used in continuing
 operating activities                   (1,580)          (1,268)
Net cash used in discontinued
 operations                               (211)             (54)

Cash flows from investing activities:
  Proceeds from disposition of
   discontinued operations                2,149              --
  Purchases of property and equipment       (26)             (9)
  Purchases of marketable securities     (2,836)         (2,519)
  Maturities of marketable securities     2,854           5,034
                                         ------          ------
Net cash provided by investing
  activities                              2,141           2,506
                                         ------          ------

Net increase in cash and cash
 equivalents                                350           1,184
Cash and cash equivalents, beginning
 of the period                            3,282           3,618
                                         ------          ------
Cash and cash equivalents, end
 of the period                          $ 3,632         $ 4,802
                                         ======          ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 2003 and 2002 (UNAUDITED)
-----------------------------------

(1)  Basis of Presentation
     ---------------------


A.P. Pharma, Inc. ("APP", the "Company", "we". "our", or "us") is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS
Analytical Standards, Inc through the date of sale (February
13, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2003. The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively in the statements of operations and cash flows for the three months ended March 31, 2002 and in the balance sheet as of December 31, 2002.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

We have licensing agreements that generally provide for periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the first quarter of 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the three months ended March 31, 2003.

Contract revenues from research and development arrangements are recognized as the related development costs are incurred.
These revenues approximate the costs incurred.

Cash Equivalents and Short-term Investments
-------------------------------------------

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

Accrued Disposition Costs
-------------------------

Costs relating to disposal of discontinued operations are reported as accrued disposition costs in the accompanying balance sheets. Accrued disposition costs include severance costs, gross profit guarantees, and costs of disposition, all of which are payable over the next year.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose our company to concentrations of credit risk consist primarily of trade accounts receivable and receivables from royalties and contract revenues. Approximately 74% of the recorded trade receivables and receivables from royalties and contract revenues were concentrated with two customers in the pharmaceutical industry as of March 31, 2003. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with account receivable balances.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.

Substantially all of our revenues are derived from domestic customers.

Employee Stock Plans
--------------------

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) we have elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for our employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans.

Pro forma information regarding net loss and net loss per share is required by FAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by the FAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.8% and 4.8% for the three months ended March 31, 2003 and 2002, respectively; a dividend yield of zero for the three months ended March 31, 2003 and 2002; volatility factors of the expected market price of the Company's common stock of 1.015 and 0.631 as of March 31, 2003 and 2002, respectively; and a weighted average expected life of the options of 5 years for the three months ended March 31, 2003 and 2002.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Our pro forma information is set forth in the table below:

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                     2003              2002
                                  ------------     -----------
                                    (In thousands, except per
                                          share amounts)
Net income (loss), as reported    $    34          $(1,006)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123            (132)            (140)
                                   ------           ------
Pro forma net loss                $   (98)         $(1,146)
                                   ======           ======
Basic income (loss) per common
 share as reported                $     *          $ (0.05)
                                   ======           ======
Basic pro forma loss per
 common share                     $    **          $ (0.06)
                                   ======           ======
Diluted income (loss) per
 common share as reported         $  0.00          $ (0.05)
                                   ======           ======
Diluted pro forma loss per
 common share                     $ (0.00)         $ (0.06)
                                   ======           ======

*  Less than $0.01 per share.
** Less than $(0.01) per share.

Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized and initially measure at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan. FAS 146 further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this accounting principle on January 1, 2003 and have applied it to the costs associated with the discontinued operations of the Analytical Standards division (see Note 4 "Discontinued Operations").

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on our financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force
(EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact that the adoption of EITF 00-21 will have on our financial position and results of operations.

In January 2003, The FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).
The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have variable interest entities and do not expect the adoption of FIN 46 to have a material effect on our financial position or results of operations.

(2)  Earnings (Loss) Per Share Information
     -------------------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the total of weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

The following table sets forth the computation of our basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                        Three months ended
                                              March 31,
                                        ------------------
                                        2003            2002
                                        ----            ----
Loss from continuing operations      $ (1,798)       $ (1,101)
                                      =======         =======
Net income (loss)                          34          (1,006)
                                      =======         =======
Shares calculation:
Weighted average shares
 outstanding - basic                   20,475          20,360
Effect of dilutive securities:
 Stock options, employee stock
 purchase plan and stock to be
 issued to directors                       41              --
                                      -------         -------
Weighted average shares
 outstanding - diluted                 20,516          20,360
                                      =======         =======
Basic earnings (loss) per common
 share:
 Loss from continuing operations     $  (0.09)       $  (0.05)
                                      =======         =======
 Net income (loss)                   $      *        $  (0.05)
                                      =======         =======
Diluted earnings (loss) per common
 Share:
 Loss from continuing operations     $  (0.09)       $  (0.05)
                                      =======         =======
 Net income (loss)                   $      *        $  (0.05)
                                      =======         =======

* Less than $0.01 per share.

The following stock options were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands, except exercise prices):

                                     Three months ended
                                         March 31,
                                     ------------------
                                   2003            2002
                                   ----            ----
Number outstanding                 2,929           3,218
Range of exercise prices        $1.01 - $10.25  $2.00 - $10.88

(3)  Comprehensive Income (Loss)
     ---------------------------
Comprehensive income (loss) for the three months ended March
31, 2003 and March 31, 2002 consists of the following (in thousands):


                                  Three Months Ended
                                       March 31,
                                  ------------------
                                 2003             2002
                                 ----             ----

Net income (loss)               $    34           $(1,006)

Unrealized holding losses
 arising during the period           (8)             (124)
                                 ------            ------
Comprehensive income (loss)     $    26           $(1,130)
                                 ======            ======

(4)  Discontinued Operations
     -----------------------

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a private company based in Columbus, Ohio. The Analytical Standards division was no longer considered to be part of our strategic focus. In this transaction, we received $2.1 million on closing and are entitled to receive royalty payments over the next five years. Under the terms of the sale, we are entitled to receive royalties on sales of Analytical Standards products of 15% for the first year, 10% for the second through fourth years, and 5% for the fifth year. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million on closing and are entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which are dependent on the performance of the business sold. During the first two years of the earnout period, we received an aggregate of $3.8 million. The earnout is calculated based on gross profit earned by the business sold over a three-year period. The terms of the agreement with RP Scherer provide for an earnout of 20% to 60% of gross profit of the business sold over a threshold which increases each year. Each earnout year has a different minimum level of gross profit that should be achieved before any earnout income can be received. In addition to the minimum gross profit levels, each earnout period has three additional gross profit hurdles that correspond to a specific earnout percentage up to a maximum of 60%. Earnout hurdles for the third and final year are higher than the first two years.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guaranty aggregated $243,000 for the first two guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $200,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty for future years is estimable.

The Analytical Standards division and cosmeceutical and toiletry business are reported as discontinued operations for all periods presented in the accompanying Condensed
Consolidated Statements of Operations.

Income from discontinued operations represents the operations of the Analytical Standards division and changes in estimates relating to the discontinued cosmeceutical and toiletry business and consists of the following (in thousands):

                             Three months ended
                                  March 31,
                             ------------------
                           2003                2002
                           ----                ----
Income from Analytical
 Standards operations     $  9                $ 44
Recovery of doubtful
 accounts receivable         4                  --
Change in estimate for
 guarantees                (67)                 --
Change in estimate of
 provision for income
 taxes and tax refunds      --                  53
Other changes in
 estimate                   --                  (2)
                           ---                 ---
Total income (loss) from
 discontinued operations  $(54)               $ 95
                           ===                 ===


Basic and diluted income (loss) per common share from discontinued operations excluding the gain on sale of the Analytical Standards and cosmeceutical product lines were less than ($0.01) and $0.01 per share for the three months ended
March 31, 2003 and 2002, respectively.

As of March 31, 2003, net assets relating to the discontinued cosmeceutical and toiletry business include trade receivables of $192,000 and a provision for doubtful accounts receivable of $24,000. Liabilities related to the discontinued cosmeceutical and toiletry operation in the amount of $226,000 include severance costs and accruals for gross profit guarantees.
These liabilities are reported as accrued disposition costs in the accompanying balance sheet.

Cash used in discontinued operations primarily relates to payments of severance costs to former employees who were terminated as a result of the sales of the Analytical Standards division and cosmeceutical and toiletry business. A total of 60 positions, primarily in the manufacturing, marketing and research and development departments and associated general and administrative staff, were eliminated as a result of the dispositions. During the year ended December 31, 2000, we recorded severance charges related to salaries and benefits in gain on disposition of the cosmeceutical business. The total amount of severance charges relating to the sale of the cosmeceutical and toiletry business was approximately $3,685,000, of which approximately $3,603,000 has been paid to date, including $63,000 in the current quarter. The remaining accrued severance of approximately $82,000 is expected to be paid by July 31, 2003.

In the quarter ended March 31, 2003, we recorded severance charges of $197,000 as an offset to the gain on disposition of the Analytical Standards division. Approximately $44,000 of these severance charges has been paid to date.

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

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2003. The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the three months ended March 31, 2002 and in the balance sheet as of December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Revenue Recognition
-------------------

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.

We have licensing agreements that generally provide for periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the first quarter of 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the three months ended March 31, 2003.

Contract revenues from research and development arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Results of Operations for the Three Months Ended March 31, 2003 and
-------------------------------------------------------------------
2002
----

Our revenues are derived principally from royalties, license and research and development fees. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the first quarter of 2003 increased by $128,000 to $1,032,000 from $904,000 in the corresponding quarter of the prior year. This increase was due mainly to increased sales of Retin-A Micro(R) following the launch of a new low-dose formulation in July 2002 after FDA marketing clearance.

Research and development expense for the first quarter of 2003 increased by $705,000 from $1,497,000 to $2,202,000 due mainly to the cost of preclinical studies using the modified APF112 formulation as agreed with the U.S. Food and Drug Administration
(FDA). We are preparing a full package for submission to the FDA prior to initiation of Phase II human clinical trials with its APF112 formulation for the treatment of post-surgical pain.

General and administrative expense for the first quarter of 2003 increased by $18,000 from $760,000 to $778,000. General and administrative expense is expected to increase only moderately in 2003.

Interest income for the first quarter of 2003 decreased by $107,000 to $78,000 from $186,000 due to lower interest rates earned on lower average cash balances.

Income/loss from discontinued operations represents the net contribution/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries product lines which were sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $54,000 for the three months ended March 31, 2003, compared with the net gain from discontinued operation of $95,000 in the three months ended March 31, 2002.

Gain on disposition of discontinued operations of $1,886,000 relates to the sale of the Analytical Standards division on February 13, 2003 to GFS Chemicals, Inc., a private company based in Columbus, Ohio. We received $2,149,000 million in cash on the closing date and are entitled to receive royalties on sales varying from 5% to 15% for five years following the closing, with guaranteed minimum annual royalty payments.


Capital Resources and Liquidity
-------------------------------

Total assets as of March 31, 2003 were $18,077,000 compared with $17,781,000 at December 31, 2002. Cash, cash equivalents and marketable securities increased by $347,000 to $14,468,000 at March 31, 2003 from $14,121,000 at December 31, 2002 due to proceeds received from the sale of the Analytical Standards division, net of cash used in operating activities.

Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $1,580,000 and $1,268,000, respectively.
The increase in net cash used in operating activities was mainly due to an increase in loss from continuing operations resulting from increased preclinical study costs.

We have financed our operations, including technology and product research and development, from royalties on Retin-A Micro and Carac, proceeds from the sale of the cosmeceutical and toiletry business to RP Scherer, proceeds from the sale of the Analytical Standards division to GFS Chemicals, Inc., interest earned on short-term investments and research and development fees received from corporate collaborators.

Our existing cash and cash equivalents, marketable securities, collections of trade accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet our cash needs for at least two years, assuming no changes to our current business plan.

Our future capital requirements will depend on numerous factors including, among others, royalties from sales of products of third party licensees; our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; our ability to obtain and retain funding from third parties under collaborative agreements; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the our proprietary technology.

Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized and initially measure at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan. FAS 146 further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this accounting standard on January 1, 2003.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on our financial condition or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."
 EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact that the adoption of EITF 00-21 will have on our financial position and results of operations.

In January 2003, The FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have variable interest entities and do not expect the adoption of FIN 46 to have a material effect on our financial position or results of operations.




ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2002, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II. OTHER INFORMATION
         -----------------

ITEM 1. Legal Proceedings
    None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit 2.2
    The Asset Purchase Agreement between the Company and GFS Chemicals, Inc. filed as Exhibit 99.1 to the Company's Form 8-K filed on February 13, 2003 and incorporated herein by reference.

    Exhibit 99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
    On February 28, 2003, the Company filed a current report on Form 8-K reporting the completion of the sale of the assets of its wholly owned subsidiary, APS Analytical Standards, Inc. on February 13, 2003 to GFS Chemicals, Inc., a private company based in Columbus, Ohio.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: May 14, 2003              By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: May 14, 2003              By:  /S/ Gordon Sangster
     -----------------               ----------------------------
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Gordon Sangster
-------------------
Gordon Sangster
Chief Financial Officer