Form 10-Q
period 2003-06-30
AP PHARMA INC /DE/
filed 2003-08-11
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2003


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
                                                   Yes [X ]  No [  ]
                                                       ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                   Yes [  ]  No [X ]
                                                       ----     ----

At July 31, 2003, the number of outstanding shares of the Company's common stock, par value $.01, was 20,573,435.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

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

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
----------------------------------------------------

                                      June 30, 2003   December 31, 2002
                                      -------------   -----------------
                                        (Unaudited)       (Note A)
ASSETS
Current assets:
  Cash and cash equivalents            $  1,245          $  3,282
  Marketable securities                  10,830            10,839
  Accounts receivable, net                1,341             1,340
  Prepaid expenses and other                511               280
  Assets held for sale                       --               225
                                         ------            ------

Total current assets                     13,927            15,966

Property and equipment, net               1,505             1,626
Other long-term assets                      477               189
                                         ------            ------
Total assets                           $ 15,909          $ 17,781
                                         ======            ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    377          $    268
  Accrued expenses                        1,019               945
  Accrued disposition costs                 286               514
  Deferred revenue                          474               250
                                         ------            ------
Total current liabilities                 2,156             1,977

Deferred revenue - long-term                145               345
                                         ------            ------

Shareholders' equity:
  Common stock                           86,716            86,618
  Accumulated deficit                   (73,162)          (71,235)
  Accumulated other comprehensive
   income                                    54                76
                                         ------            ------
Total shareholders' equity               13,608            15,459
                                         ------            ------
Total liabilities and shareholders'
  equity                               $ 15,909          $ 17,781
                                         ======            ======

Note A Information derived from audited financial statements which are included in the 2002 Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------
(in thousands, except per share amounts)
---------------------------------------



                                    Three Months Ended June 30,      Six Months
Ended June 30,
                                    ---------------------------      -----------
--------------
                                      2003          2002              2003
2002
                                      ----          ----              ----
----

Royalties                           $ 1,031       $   930           $ 2,063
$ 1,833
Contract revenues                        86            38               160
86
                                     ------        ------            ------
------

Total revenues                        1,117           968             2,223
1,919

Costs and expenses:
 Research & development               2,335         1,872             4,537
3,369
 General & administration               766           813             1,544
1,573
                                     ------        ------            ------
------

Total operating expenses              3,101         2,685             6,081
4,942
                                     ------        ------            ------
------

Operating loss                       (1,984)       (1,717)           (3,858)
(3,023)

Interest income, net                     64           178               141
364

Other income, net                       (10)           (3)              (12)
15

                                     -------       ------            ------
------

Loss from continuing operations      (1,930)       (1,542)           (3,729)
(2,644)

Gain (loss) on disposition of
 discontinued operations                (30)           49             1,802
145
                                     ------        ------            ------
------

Net loss                            $(1,960)      $(1,493)          $(1,927)
$(2,499)
                                     ======        ======            ======
======

Basic and diluted loss per
 share:
 Loss from continuing operations    $ (0.09)      $ (0.08)          $ (0.18)
$ (0.13)
                                     ======        ======            ======
======
 Net loss                           $ (0.10)      $ (0.07)          $ (0.09)
$ (0.12)
                                     ======        ======            ======
======

Weighted average common shares
 outstanding-basic and diluted       20,535        20,403            20,505
20,381
                                     ======        ======            ======
======

See accompanying notes.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands)
-------------------------------------------------------------------------

                                      For the six months ended June 30,
                                      ---------------------------------
                                            2003             2002
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                              $(1,927)         $(2,499)
 Adjustments to reconcile net loss
  to net cash used in operating
   activities:
   Gain on disposition of discontinued
    operations                          (1,802)            (145)
   Gain on sale of marketable
    securities                              --              (21)
   Depreciation and amortization           236              210
   Provision for (recovery of)
    doubtful accounts and note
    receivable                              (8)              50
   Stock and stock option
    compensation awards to non-
    employees                               73               61
   Restricted stock awards                  --               33
   Amortization of premium/discount
    and accretion of marketable
    securities                              (1)              52
   Loss on retirements of property
    and equipment                           15                2
   Changes in operating assets and
    liabilities:
     Accounts receivable                    (2)              11
     Prepaid expenses and other           (222)             (77)
     Other long-term assets               (287)              12
     Accounts payable                      109                6
     Accrued expenses                       74             (359)
     Deferred revenue                       24               --
                                        ------           ------
Net cash used in continuing
 operating activities                   (3,718)          (2,664)
Net cash used in discontinued
 operations                               (341)             (68)

Cash flows from investing activities:
  Proceeds from disposition of
   discontinued operations               2,139               --
  Purchases of property and equipment     (130)            (329)
  Purchases of marketable securities    (4,238)          (7,002)
  Maturities of marketable securities    4,226            8,237
                                        ------           ------
Net cash provided by investing
  activities                             1,997              906
                                        ------           ------

Cash flow from financing
  activities:
  Proceeds from issuance of shares
   under Employee Stock Purchase
   Plan                                     25               52
                                        ------           ------
Net cash provided by financing
 activities                                 25               52

Net decrease in cash and cash
 equivalents                            (2,037)          (1,774)
Cash and cash equivalents, beginning
 of the period                           3,282            3,618
                                        ------           ------
Cash and cash equivalents, end
 of the period                         $ 1,245          $ 1,844
                                        ======           ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
June 30, 2003 and 2002 (UNAUDITED)
-----------------------------------

(1)  Basis of Presentation
     ---------------------


A.P. Pharma, Inc. (APP, the Company, we, our, or us) is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.
The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS Analytical Standards, Inc. (Analytical Standards) through the date of sale (February 13, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2003. The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the three and six months ended June 30, 2002 and in the balance sheet as of December 31, 2002.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the six months ended June
30, 2003 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

We have licensing agreements that generally provide for periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the three and six months ended June 30, 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the three and six months ended June 30, 2003.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose our company to concentrations of credit risk consist primarily of accounts receivable. Approximately 90% of the account receivables were concentrated with two customers in the pharmaceutical industry as of June 30, 2003. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with account receivable balances.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.

Substantially all of our revenues are derived from domestic customers.

Employee Stock Plans
--------------------

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), we have elected to continue to apply the intrinsic value method of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for our employee stock option plans and the Employee Stock Purchase Plan (ESPP). Under APB 25, if the exercise price of our employee and director stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and ESPP under the fair value method prescribed by FAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Our pro forma information is set forth in the table below (in thousands, except per share amounts):




                                        Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        ------------------      ----------------
                                        2003          2002      2003        2002
                                        ----          ----      ----        ----
Net loss, as reported                 $(1,960)      $(1,493)  $(1,927)
$(2,499)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123                (110)         (152)     (230)
(293)
                                       ------        ------    ------      -----
-
Pro forma net loss                    $(2,070)      $(1,645)  $(2,157)
$(2,792)
                                       ======        ======    ======
======
Basic and diluted loss per
 common share as reported             $ (0.10)      $ (0.07)  $ (0.09)    $
(0.12)
                                       ======        ======    ======
======
Basic and diluted pro forma
 loss per common share                $ (0.10)      $ (0.08)  $ (0.11)    $
(0.14)
                                       ======        ======    ======
======




Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-
Scholes option pricing model. The following assumptions were used:

                      Three Months Ended      Six Months Ended
                          June 30,               June 30,
                      ------------------     ------------------
                        2003      2002         2003      2002
                        ----      ----         ----      ----
Expected life in
 years (from
 vesting date):          5        5             5        5
Discount rate:           2.4%     4.0%          2.4%     4.0%
Volatility              68%      58%           68%      58%
Expected dividend
 yield                  --       --            --       --

Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan. FAS 146 further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this accounting principle on January 1, 2003 and have applied it to the costs associated with the discontinued operations of the Analytical Standards division (see Note 4 "Discontinued Operations").

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 has not had a material effect on the Company's financial position or results of operations.

(2)  Loss Per Share Information
     --------------------------

Basic loss per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position for the three and six months ended June 30, 2003 and 2002, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and six months ended June 30, 2003 and 2002 consists of the following (in thousands):


                       Three Months Ended    Six Months Ended
                           June 30,             June 30,
                       ------------------    ----------------
                       2003       2002       2003       2002
                       ----       ----       ----       ----

Net loss               $(1,960)   $(1,493)   $(1,927)   $(2,499)

Unrealized holding
 losses arising
 during the period         (14)        (6)       (22)      (130)
                        ------     ------     ------     ------
Comprehensive loss     $(1,974)   $(1,499)   $(1,949)   $(2,629)
                        ======     ======     ======     ======

(4)  Discontinued Operations
     -----------------------

In a strategic decision to focus on our core business, we completed the sale of our Analytical Standards division and certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") in February 2003 and July 2000, respectively.

The Analytical Standards division and cosmeceutical and toiletry business are reported as discontinued operations for all periods presented in the accompanying Condensed
Consolidated Statements of Operations.

Our gain(loss) from disposition of discontinued operations consists of the gain on sale of the Analytical Standards division, the operating results of the Analytical Standards division through the sale on February 13, 2003 and changes in estimates relating to the discontinued cosmeceutical and toiletry business as follows (in thousands):

                              Six months ended
                                  June 30,
                              ----------------
                              2003        2002
                              ----        ----
Gain on Sale of Analytical
 Standards division          $1,865       $ --
Income from Analytical
 Standards operations             7        101
Recovery of doubtful
 accounts receivable              4         --
Change in estimate for
 guarantees                     (84)        --
Change in estimates for
 professional fees               --         (8)
Change in estimate of
 provision for income
 taxes and tax refunds           10         53
Other changes in
 estimate                        --         (1)
                              -----        ---
Total gain from
 disposition of
 discontinued operations     $1,802       $145
                              =====        ===

Basic and diluted income (loss) per common share from discontinued operations, excluding the gain on sale of the Analytical Standards division and cosmeceutical and toiletry business, were less than ($0.01) and $0.01 per share for the six months ended June 30, 2003 and 2002, respectively.

Analytical Standards Division
-----------------------------
On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a private company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products of 15% for the first year, 10% for the second through fourth years, and 5% for the fifth year. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $209,000 in the six months ended June 30, 2003 as a partial offset to the gain on disposition of the Analytical Standards division.
Approximately $110,000 of these severance charges has been paid to date, including $66,000 in the current quarter.

Cosmeceutical and Toiletry Business
-----------------------------------

On July 25, 2000, we completed the sale of our cosmeceutical and toiletry business to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million on closing and were entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which are dependent on the performance of the business sold. We received an aggregate of $3.8 million of these earnout amounts, which were based on gross profit earned by the business sold over the three-year period.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guaranty aggregated $404, 000 for the first three guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $200,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty for future years is estimable.

A total of 60 positions, primarily in the manufacturing, marketing and research and development departments and associated general and administrative staff, were eliminated as a result of the disposition. During the year ended December 31, 2000, we recorded severance charges of $3,685,000 as a partial offset to the gain on disposition of the cosmeceutical business of which approximately $3,665,000 has been paid to date, including $62,000 in the current quarter. The remaining accrued severance of approximately $20,000 was paid by July 31, 2003.

As of June 30, 2003, net assets relating to the discontinued cosmeceutical and toiletry business include trade receivables of $149,000 and a provision for doubtful accounts receivable of $24,000. Liabilities related to the discontinued cosmeceutical and toiletry operation in the amount of $181,000 include severance costs and accruals for gross profit guarantees.
These liabilities are reported as accrued disposition costs in the accompanying balance sheet.

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

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2003. The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the three and six months ended June 30, 2002 and in the balance sheet as of December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Revenue Recognition
-------------------

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.

We have licensing agreements that generally provide for periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the three and six months ended June 30, 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the three and six months ended June 30, 2003.

Contract revenues from research and development arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Results of Operations
---------------------

Our revenues are derived principally from royalties, license and research and development fees. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the three and six months ended June 30, 2003 were $1,031,000 and $2,063,000, respectively, compared to $930,000 and
$1,833,000, respectively, in the same periods in 2002. These increases were due mainly to increased sales of Retin-A Micro(R) following the launch of a new low-dose formulation in July 2002 after FDA marketing clearance.

Research and development expense increased approximately $463,000 and $1,168,000 for the three and six months ended June 30, 2003, respectively, from $1,872,000 and $3,369,000, respectively, for the same periods in 2002. These increases were due mainly to the cost of Biochronomer studies which were designed to demonstrate the biocompatibility of the polymer, and preclinical safety studies using the enhanced APF112 formulation as agreed in discussions with the U.S. Food and Drug Administration (FDA). APF112 is designed to provide 24 to 36 hours of pain relief following surgery, initially inguinal hernia repair, and avoid or minimize the use of opioids which can have harmful side affects. A full package incorporating extensive safety and biocompatibility studies and the Phase II protocol was submitted to the FDA. In addition, costs associated with the manufacture of GMP product for human clinical trials were incurred during the second quarter of 2003. We expect to initiate Phase II human clinical trials for the treatment of post-surgical pain in the third quarter of 2003.

General and administrative expense decreased moderately for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002. General and administrative costs are expected to increase only moderately in 2003.

Net interest income for the three and six months ended June 30, 2003 decreased by $114,000 and $223,000, respectively, from $178,000 and $364,000, respectively, for the corresponding periods in 2002.
These decreases were due to lower interest rates earned on lower average cash balances.

Gain (loss) on disposition of discontinued operations represents the gain on sale of the Analytical Standards division netted with the net gain (loss) attributable to the Analytical Standards division, and the cosmeceutical and toiletries product lines. The loss on disposition of discontinued operations totaled $30,000 for the three months ended June 30, 2003, compared with the gain on disposition of discontinued operation of $49,000 in the three months ended June 30, 2002. The gain on disposition of discontinued operations totaled $1,802,000 for the six months ended June 30, 2003, compared with $145,000 in the six months ended June 30, 2002.

Capital Resources and Liquidity
-------------------------------

Total assets as of June 30, 2003 were $15,909,000 compared with $17,781,000 at December 31, 2002. Cash, cash equivalents and marketable securities decreased by $2,046,000 to $12,075,000 at June 30, 2003 from $14,121,000 at December 31, 2002 due to cash used in operations, partially offset by cash received for the sale of the Analytical Standards division.

Net cash used in continuing operating activities for the six months ended June 30, 2003 and 2002 was $3,718,000 and $2,664,000, respectively. The increase in net cash used in operating activities was due mainly to increased preclinical study costs.

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

Our future capital requirements will depend on numerous factors including, among others, royalties from sales of products by third party licensees; our ability to enter into a joint venture agreement for the APF112 project with a partner with whom we will share costs and profits; our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; our ability to obtain and retain funding from third parties under collaborative agreements; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the our proprietary technology.

Recent Accounting Pronouncements
--------------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan. FAS 146 further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this accounting standard on January 1, 2003.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 has not had a material effect on the Company's financial position or results of operations.



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

PART II. OTHER INFORMATION
         -----------------

ITEM 1. Legal Proceedings
    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's annual shareholder's meeting was held on May 28, 2003, at which the following proposal was approved:

Proposal I:  Election for the following directors:

                                     Votes For      Votes Withheld
                                     ---------      --------------
Paul Goddard
 Chairman of the Board               19,168,558     164,229
Stephen Drury                        19,169,243     163,544
Michael O'Connell                    19,107,163     225,624
Peter Riepenhausen                   19,125,278     207,509
Toby Rosenblatt                      19,132,413     200,374
Gregory Turnbull                     19,132,898     199,889
Dennis Winger                        19,170,943     161,844
Robert Zerbe                         19,174,543     158,244

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit
    Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13A-15(e) and 15D-15(e) Promulgated under the Securities
Exchange Act of 1934 as amended.

    Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13A-15(e) and 15D-15(e) Promulgated under the Securities
Exchange Act of 1934 as amended.

    Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    On May 5, 2003, the Company furnished a press release current report on Form 8-K reporting the earnings for the first quarter of 2003.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: August 11, 2003             By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: August 11, 2003           By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer