Form 10-Q
period 2003-09-30
AP PHARMA INC /DE/
filed 2003-11-12
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2003


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

At October 31, 2003, the number of outstanding shares of the Company's common stock, par value $.01, was 20,624,969.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

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

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
----------------------------------------------------

                                      September 30,     December 31,
                                           2003             2002
                                      -------------c     ------------
                                        (Unaudited)       (Note A)
ASSETS
Current assets:
  Cash and cash equivalents            $  1,473          $  3,282
  Marketable securities                   9,620            10,839
  Accounts receivable, net                1,267             1,340
  Prepaid expenses and other                393               280
  Assets held for sale                       --               225
                                         ------            ------

Total current assets                     12,753            15,966

Property and equipment, net               1,454             1,626
Other long-term assets                      472               189
                                         ------            ------
Total assets                           $ 14,679          $ 17,781
                                         ======            ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    295          $    268
  Accrued expenses                        1,142               945
  Accrued disposition costs                 263               514
  Deferred revenue                          327               250
                                         ------            ------
Total current liabilities                 2,027             1,977

Deferred revenue - long-term                 75               345
                                         ------            ------

Shareholders' equity:
  Common stock                           86,762            86,618
  Accumulated deficit                   (74,220)          (71,235)
  Accumulated other comprehensive
   income                                    35                76
                                         ------            ------
Total shareholders' equity               12,577            15,459
                                         ------            ------
Total liabilities and shareholders'
  equity                               $ 14,679          $ 17,781
                                         ======            ======

Note A Information has been derived from the Company's audited financial statements for the year ended December 31, 2002 which are included in the 2002 Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------
(in thousands, except per share amounts)
---------------------------------------



                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                       ------------------               -----------------
                                      2003          2002              2003            2002
                                      ----          ----              ----            ----

Royalties                           $ 1,149       $   935           $ 3,211         $ 2,768
Contract revenues                       119           106               279             193
                                     ------        ------            ------          ------

Total revenues                        1,268         1,041             3,490           2,961

Costs and expenses:
 Research & development               1,854         1,874             6,391           5,243
 General & administration               649           644             2,193           2,217
                                     ------        ------            ------          ------

Total operating expenses              2,503         2,518             8,584           7,460
                                     ------        ------            ------          ------

Operating loss                       (1,235)       (1,477)           (5,094)         (4,499)

Interest income, net                     55           127               197             491

Other income, net                       165            11               153              25

                                     ------        ------            ------          ------

Loss from continuing operations      (1,015)       (1,339)           (4,744)         (3,983)

Gain (loss) on disposition of
 discontinued operations                (43)          287             1,759             432
                                     ------        ------            ------          ------

Net loss                            $(1,058)      $(1,052)          $(2,985)        $(3,551)
                                     ======        ======            ======          ======

Basic and diluted loss per
 share:
 Loss from continuing operations    $ (0.05)      $ (0.07)          $ (0.23)        $ (0.20)
                                     ======        ======            ======          ======
 Net loss                           $ (0.05)      $ (0.05)          $ (0.15)        $ (0.17)
                                     ======        ======            ======          ======

Weighted average common shares
 outstanding-basic and diluted       20,571        20,417            20,527          20,393
                                     ======        ======            ======          ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands)
-------------------------------------------------------------------------

                                          For the Nine Months ended
                                               September 30,
                                      ---------------------------------
                                            2003             2002
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                              $(2,985)         $(3,551)
 Adjustments to reconcile net loss
  to net cash used in operating
   activities:
   Gain on disposition of discontinued
    operations                          (1,759)            (432)
   Gain on sale of marketable
    securities                              --              (81)
   Depreciation and amortization           341              337
   Provision for (recovery of)
    doubtful accounts and note
    receivable                             (16)              58
   Stock and stock option
    compensation awards to non-
    employees                              119               92
   Restricted stock awards                  --               33
   Amortization of premium/discount
    and accretion of marketable
    securities                              44               11
   Loss on retirements of property
    and equipment                           15                2
   Changes in operating assets and
    liabilities:
     Accounts receivable                    73              107
     Prepaid expenses and other            (97)             131
     Other long-term assets               (283)              19
     Accounts payable                       27             (112)
     Accrued expenses                      197             (163)
     Deferred revenue                     (193)             (75)
                                        ------           ------
Net cash used in continuing
 operating activities                   (4,517)          (3,624)
Net cash used in discontinued
 operations                               (406)            (305)

Cash flows from investing activities:
  Proceeds from disposition of
   discontinued operations               2,139               --
  Purchases of property and equipment     (185)            (413)
  Purchases of marketable securities    (5,649)          (9,076)
  Maturities of marketable securities    6,784           16,304
                                        ------           ------
Net cash provided by investing
  activities                             3,089            6,815
                                        ------           ------

Cash flow from financing
  activities:
  Proceeds from issuance of shares
   under employee stock purchase
   plan                                     25               52
                                        ------           ------
Net cash provided by financing
 activities                                 25               52

Net increase (decrease) in cash
 and cash equivalents                   (1,809)           2,938
Cash and cash equivalents, beginning
 of the period                           3,282            3,618
                                        ------           ------
Cash and cash equivalents, end
 of the period                         $ 1,473          $ 6,556
                                        ======           ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
September 30, 2003 and 2002 (UNAUDITED)
-----------------------------------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS Analytical Standards, Inc. (Analytical Standards) through the date of sale (February 13, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2003. The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the three and nine months ended September 30, 2002 and in the balance sheet as of December 31, 2002.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the nine months ended
September 30, 2003 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

Our revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

We have licensing agreements that generally provide for periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate and/or until the related product is discontinued, as we have continuing involvement with licensees. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the three and nine months ended September 30, 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the three and nine months ended September 30, 2003.

Contract revenues from research and development arrangements are recognized as the related development costs are incurred.
These revenues approximate the costs incurred.

Cash Equivalents and Short-term Investments
-------------------------------------------

We consider all short-term investments in debt securities which have original maturities of three months or less at the date of purchase to be cash equivalents. Investments which have original maturities longer than three months are classified as marketable securities in the accompanying balance sheets.

Accrued Disposition Costs
-------------------------

Costs relating to the disposal of discontinued operations are reported as accrued disposition costs in the accompanying balance sheets. Accrued disposition costs include severance costs, gross profit guarantees, and costs of disposition, all of which are payable over the next year.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially expose our company to concentrations of credit risk consist primarily of accounts receivable. Approximately 75% of the account receivables were concentrated with two customers in the pharmaceutical industry as of September 30, 2003. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with account receivable balances.

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




                                        Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                        ------------------      ----------------
                                        2003          2002      2003        2002
                                        ----          ----      ----        ----
Net loss, as reported                 $(1,058)      $(1,052)  $(2,985)    $(3,551)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123                 (99)         (140)     (326)       (421)
                                       ------        ------    ------      ------
Pro forma net loss                    $(1,157)      $(1,192)  $(3,311)    $(3,972)
                                       ======        ======    ======      ======
Basic and diluted loss per
 common share as reported             $ (0.05)      $ (0.05)  $ (0.15)    $ (0.17)
                                       ======        ======    ======      ======
Basic and diluted pro forma
 loss per common share                $ (0.06)      $ (0.06)  $ (0.16)    $ (0.19)
                                       ======        ======    ======      ======




Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-
Scholes option pricing model. The following assumptions were used:

                      Three Months Ended      Nine Months Ended
                       September 30,             September 30,
                      ------------------     ------------------
                        2003      2002         2003      2002
                        ----      ----         ----      ----
Expected life in
 years (from
 vesting date):          5        5             5        5
Discount rate:           2.8%     2.6%          2.8%     2.6%
Volatility              66%      65%           66%      65%
Expected dividend
 yield                  --       --            --       --

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued Emerging Issues Task Force
(EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The impact of the adoption of EITF 00-21 did not have a material effect on our financial position and results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have variable interest entities and, as such, the adoption of FIN 46 does not have a material effect on our financial position or results of operations.

(2)  Loss Per Share Information
     --------------------------

Basic loss per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position for the three and nine months ended September 30, 2003 and 2002, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive for all periods presented.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and nine months ended
September 30, 2003 and 2002 consists of the following (in thousands):


                       Three Months Ended    Nine Months Ended
                           September 30,       September 30,
                       ------------------    ----------------
                       2003       2002       2003       2002
                       ----       ----       ----       ----

Net loss               $(1,058)   $(1,052)   $(2,985)   $(3,551)

Unrealized holding
 losses arising
 during the period         (19)       (20)       (41)      (150)
                        ------     ------     ------     ------
Comprehensive loss     $(1,077)   $(1,072)   $(3,026)   $(3,701)
                        ======     ======     ======     ======

(4)  Discontinued Operations
     -----------------------

We completed the sale of our Analytical Standards division as well as certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets
("cosmeceutical and toiletry business") in February 2003 and July 2000, respectively.

The Analytical Standards division and cosmeceutical and toiletry business are reported as discontinued operations for all periods presented in the accompanying Condensed
Consolidated Statements of Operations.

The gain(loss) from disposition of discontinued operations consists of the gain on sale of the Analytical Standards division, the operating results of the Analytical Standards division through the sale on February 13, 2003 and changes in estimates relating to the discontinued cosmeceutical and toiletry business as follows (in thousands):

                                 Nine months ended
                                   September 30,
                                 ----------------
                                 2003        2002
                                 ----        ----
Analytical Standards Division
-----------------------------
  Gain on Sale of Analytical
   Standards division          $1,870       $ --
  Income from Analytical
   standards operations             7        186
                                -----        ---
                                1,877        186
Cosmeceutical and Toiletry
 Business
--------------------------
  Cosmeceutical and toiletry
   earn out payment                --        210
  Recovery of (reserve for)
   doubtful accounts
   receivable                       4         (8)
  Change in estimate for
   guarantees                    (132)        --
  Change in estimates for
   professional fees               --         (8)
  Change in estimate of
   provision for income
   taxes and tax refunds           10         53
  Other changes in
   estimate                        --         (1)
                                -----        ---
                                 (118)       246
                                -----        ---
  Total gain from
   disposition of
   discontinued operations     $1,759       $432
                                =====        ===

Basic and diluted income (loss) per common share from discontinued operations, excluding the gain on sale of the Analytical Standards division and cosmeceutical and toiletry business, were ($0.01) and $0.01 per share for the nine months ended September 30, 2003 and 2002, respectively.

Analytical Standards Division
-----------------------------
On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products of 15% for the first year, 10% for the second through fourth years, and 5% for the fifth year. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $209,000 in the nine months ended September 30, 2003 as a partial offset to the gain on disposition of the Analytical Standards division.
Approximately $161,000 of these severance charges has been paid to date, including $51,000 in the current quarter.

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

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guarantee"). The guarantee period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guarantee periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guarantee aggregated $404,000 for the first three guarantee years. As there is no minimum amount of Gross Profit Guarantee due, no accrual for the guarantee for future years is estimable.

A total of 60 positions, primarily in the manufacturing, marketing and research and development departments and associated general and administrative staff, were eliminated as a result of the disposition. During the year ended December 31, 2000, we recorded severance charges of $3,685,000 as a partial offset to the gain on disposition of the cosmeceutical business all of which has been paid to date, including $20,000 in the current quarter.

As of September 30, 2003, net assets relating to the discontinued cosmeceutical and toiletry business include trade receivables of $149,000 and a provision for doubtful accounts receivable of $24,000. Liabilities related to the discontinued cosmeceutical and toiletry operation in the amount of $209,000 include an accrual for the gross profit guarantee. These liabilities are reported as accrued disposition costs in the accompanying balance sheet.

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

Certain reclassifications have been made to the prior period financial statements to conform with the presentation in 2003. The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the three and nine months ended September 30, 2002 and in the balance sheet as of December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

Revenue Recognition
-------------------

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.

We have licensing agreements that generally provide for periodic minimum payments, royalties, milestone payments and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as contract revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees and until the related product is discontinued. Revenue recognized from deferred license fees is classified as contract revenue in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded in the three and nine months ended September 30, 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such payments were received during the three and nine months ended September 30, 2003.

Contract revenues from research and development arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Results of Operations
---------------------

Our revenues are derived principally from royalties, license fees and research and development fees. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the three and nine months ended September 30, 2003 were $1,149,000 and $3,211,000, respectively, compared to $935,000 and $2,768,000, respectively, in the same periods in 2002. These increases were due mainly to continued growth in sales of Retin-A Micro(R) following the launch of a new low-dose formulation in July 2002 after FDA marketing clearance.

Research and development expense increased approximately $20,000 and $1,148,000 for the three and nine months ended September 30, 2003, respectively, from $1,874,000 and $5,243,000, respectively, for the same periods in 2002. These increases were due mainly to the cost of Biochronomer studies which were designed to demonstrate the biocompatibility of the polymer, and preclinical safety studies using the enhanced APF112 formulation as agreed in discussions with the U.S. Food and Drug Administration (FDA). APF112 is designed to provide 24 to 36 hours of pain relief following surgery and avoid or minimize the use of opioids which can have harmful side affects. A full package incorporating extensive safety and biocompatibility studies and the Phase II protocol was submitted to the FDA in July 2003, and in August 2003 the Company received clearance from the FDA to initiate human clinical studies in procedures for the repair of inguinal hernias. In addition, costs associated with the manufacture of GMP product for human clinical trials were incurred during the third quarter of 2003. The Phase II human clinical trials for the treatment of post-surgical pain have been initiated.

General and administrative expense decreased moderately for the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002. General and administrative costs are expected to increase only moderately in 2003.

Net interest income for the three and nine months ended September 30, 2003 decreased by $72,000 and $294,000, respectively, from $127,000 and $491,000, respectively, for the corresponding periods in 2002. These decreases were due to lower interest rates earned on lower average cash balances.

Gain (loss) on disposition of discontinued operations represents the gain on sale of the Analytical Standards division netted with the net gain (loss) attributable to the Analytical Standards division, and the cosmeceutical and toiletries product lines. The loss on disposition of discontinued operations totaled $43,000 for the three months ended September 30, 2003, compared with the gain on disposition of discontinued operation of $287,000 in the three months ended September 30, 2002. The gain on disposition of discontinued operations totaled $1,759,000 for the nine months ended September 30, 2003, compared with $432,000 in the nine months ended September 30, 2002.

Capital Resources and Liquidity
-------------------------------

Total assets as of September 30, 2003 were $14,679,000 compared with $17,781,000 at December 31, 2002. Cash, cash equivalents and marketable securities decreased by $3,028,000 to $11,093,000 at September 30, 2003 from $14,121,000 at December 31, 2002 due to net cash used in operations, partially offset by cash received for the sale of the Analytical Standards division.

Net cash used in continuing operating activities for the nine months ended September 30, 2003 and 2002 was $4,517,000 and $3,624,000,
respectively. The increase in net cash used in operating activities was due mainly to increased preclinical study costs.

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

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The impact of the adoption of EITF 00-21 did not have a material effect on our financial position and results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have variable interest entities and as such, the adoption of FIN 46 does not have a material effect on our financial position or results of operations.



ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2002, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

    On August 4, 2003, the Company furnished a press release current report on Form 8-K reporting the earnings for the second quarter of 2003.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: November 12, 2003             By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: November 12, 2003           By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer