Form 10-K
period 2003-12-31
AP PHARMA INC /DE/
filed 2004-03-26
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K
                 FOR ANNUAL & TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2003 or

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
                                                                 ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                    Yes [  ]  No [X ]
                                                        ----     ----

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2003, was $25,311,335. (1)

As of February 29, 2004, 20,641,924 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 5,401,377 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at June 30, 2003. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

Definitive Proxy Statement to be used
 in connection with the 2004 Annual Meeting
 of Stockholders.                           III

                       TABLE OF CONTENTS

                             PART I

ITEM  1.  Business

ITEM  2.  Properties

ITEM  3.  Legal Proceedings

ITEM  4.  Submission of Matters to a Vote of Security Holders

                             PART II

ITEM  5.  Market for the Registrant's Common Stock, Related
          Stockholder Matters and Issuer Purchases of Equity Securities

ITEM  6.  Selected Financial Data

ITEM  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

ITEM  8.  Financial Statements and Supplementary Data

ITEM  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

ITEM 9A.  Controls and Procedures

                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.  Certain Relationships and Related Transactions

ITEM 14.  Principal Accountant Fees and Services

                             PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

Signatures

Certifications

PART I

Item  1.  BUSINESS

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with progress in research and development programs, timely development, approval, launch and acceptance of new products, establishment of new corporate alliances and other factors described below under the headings "APP Technology", "Products", "Manufacturing", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

COMPANY OVERVIEW
----------------

In this Annual Report on Form 10-K, the "Company", "A.P. Pharma", "APP", "we", "us", and "our", refer to A.P. Pharma, Inc.

We are a specialty pharmaceutical company focused on the development of pharmaceutical products utilizing our proprietary polymer-based drug delivery systems. Our focus is the development and commercialization of bioerodible injectable and implantable systems under the trade name Biochronomer(TM).
Our business strategy is twofold:
- to develop selected proprietary products, funding them through the preliminary phases of regulatory review before entering into partnerships to share costs and to earn a share of future profits; and
- to license our proprietary technologies to corporate partners after the successful completion of reimbursed feasibility studies to earn research and development fees, licensing fees, milestone payments and royalties.

Initial targeted areas of application for our drug delivery technologies include pain management; anti-nausea, anti-inflammatory, anti-infective, oncology and ophthalmology applications; device coatings and DNA delivery. Product development programs are primarily funded by royalties from topical prescription products currently marketed by our pharmaceutical partners, Johnson & Johnson and Aventis, proceeds from the divestiture of our cosmeceutical and toiletry product lines in July 2000, fees we receive from collaborative partners, and proceeds from the sale of our Analytical Standards business in February 2003.

Bioerodible polymers are of increasing interest within the pharmaceutical and biotechnology community for use in both drug delivery applications and as devices. We have made substantial progress in developing bioerodible polymers that potentially represent a significant improvement over existing drug delivery systems. A major point of difference with other delivery systems is that our polymers have been specifically designed as drug delivery systems and are versatile. Over one hundred in vivo and in vitro studies have been completed to advance understanding of this innovative drug delivery technology. Importantly, the initial toxicology data indicate that the technology is safe for use in humans. Studies demonstrate complete and controlled bioerosion of the polymers. Erosion times can be varied from hours to days, weeks or months and mechanical properties can be adjusted to produce materials as diverse as injectable gels, coatings, strands, wafers, films or microspheres. In addition, the manufacturing is reproducible, has been scaled up and the polymers are stable, provided they are stored under appropriate anhydrous conditions. In studies, the polymers were observed to erode to completion and, once the drug was released, no polymer remained. In addition, the polymers bioerode with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

Our first Biochronomer product candidate is APF112 for the treatment of post-surgical pain. APF112 incorporates the well-known analgesic mepivacaine in our Biochronomer system. It is designed to provide 24 to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs (opioids) which are used extensively in post-surgical pain management. Opioids are associated with a wide range of side effects, such as nausea, sedation, dizziness, constipation, vomiting, urinary retention, and in some situations, life-threatening respiratory depression. We completed Phase 1 human clinical trials for APF112 in 2002. However, the U.S. Food and Drug Administration
(FDA) expressed concerns about mild-to-moderate irritation observed during preclinical studies. After discussions with FDA officials, we modified our formulation to minimize the potential for irritation and then initiated more extensive preclinical studies to demonstrate that any irritation is reversible. In August 2003, we announced that the FDA had given us clearance to initiate Phase 2 clinical trials. Our initial target is pain management following inguinal hernia repair. The first part of the trial was an open-label study which was successfully completed. Results of the Part 1 study indicate that the pharmacokinetic measurements demonstrated meaningful levels of mepivacaine over a three day period consistent with observations made in preclinical studies with APF112. No severe or serious adverse events were reported and wound healing in all patients was observed to be normal over a 30-day follow-up period. The second part of the Phase 2 trial is a blinded study involving 90 patients and compares two doses of APF112 with the current standard treatment for post-surgical pain. The endpoints for the trial will include a visual analog score of pain intensity, the standard means of measuring pain, and patient reduction in opioid pain medication. We believe that more than 20 million surgical procedures are performed annually in the U.S. which could benefit from this product.

Our second product candidate is APF530 for the prevention of nausea and vomiting following chemotherapy or surgery. We expect to commence human clinical trials in the second quarter of 2004.

We have also entered into fee-paying feasibility studies with several companies to develop a variety of products using our Biochronomer(TM) delivery systems. These products are being developed in the areas of vaccines, ophthalmology, device coatings and DNA delivery. In general, these research and development arrangements provide for us to receive research and development fees from our collaborators. Three of these development programs have moved into in vivo testing and, if they are concluded successfully, could lead to licensing agreements under which a partner would pay for development costs and we would receive a license fee, research and development fees, milestone payments and a royalty upon a product's marketing clearance and commercialization.

In February 1997, we received FDA marketing clearance for our first pharmaceutical product based on the original patented Microsponge(R) technology, Retin-A Micro(R), which was licensed to Ortho Neutrogena, a member of the Johnson & Johnson family of companies. This product was launched in the United States in March 1997. Retin-A Micro was also launched in Canada in the third quarter of 2001 and Phase 3 clinical trials were completed in Europe in 2002. In May 2002, the FDA granted marketing clearance for a new low-dose formulation of Retin-A Micro, which was launched in the U.S. in July 2002.

We licensed to Dermik Laboratories, an Aventis company, a Microsponge-based formulation incorporating 5-fluorouracil (5-FU) for the treatment of actinic keratoses, a precancerous skin condition. The product was launched in the first quarter of 2001 under the brand name Carac(TM). This product has a number of advantages over other topical therapies, including less irritation with shorter duration of therapy and reduced dosage frequency.

Until July 2000, we engaged in the development, manufacturing, and out-licensing of the aforementioned topical pharmaceutical products as well as a variety of cosmeceutical and toiletry products. In July 2000, we sold our cosmeceutical and toiletry product lines, together with certain technology rights to topical pharmaceuticals, to RP Scherer, a subsidiary of Cardinal Health. We received $25 million at closing and were entitled to receive further annual earnout amounts for the subsequent three years, the amounts of which were dependent on the performance of the product lines sold. We recorded approximately $3 million at the end of the first earnout period ending June 30, 2001, which represents earnout payments received of $3.6 million less reserves for certain indemnification claims allowable under the sale agreement, and approximately $200,000 for the second earnout period ending June 30,2002. No earnout income was received for the third and final earnout period. Under the sale agreement, we retained the rights to our topical prescription products, which are marketed by our corporate partners, Johnson & Johnson and Aventis, and on which we continue to receive royalties.

In February 2003, we sold the assets of our wholly-owned subsidiary, APS Analytical Standards, Inc., to GFS Chemicals of Columbus, Ohio, for $2.1 million in cash and the right to receive royalties for the next five years.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. The name was changed to A.P. Pharma, Inc. in May 2001 to reflect the new pharmaceutical focus of the Company.

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

The Biochronomer polymer is a poly(ortho ester) whose production is highly reproducible and kilo quantities of polymer have been produced according to Good Manufacturing Practices (GMP).

Current product development work takes advantage of the versatility of these materials, and is exemplified by forms that range from injectable gels into which drugs can be incorporated by a simple mixing procedure, to solid devices that can be fabricated at temperatures low enough to allow the incorporation of materials such as proteins that require mild fabrication conditions.

Our primary focus has been on advancing our Biochronomer technology, which is designed to release drugs at selected implantation sites such as at the site of a surgical procedure, under the skin, in joints, in the eye, or in muscle tissue. Key benefits of this technology include the ability to fabricate the poly(ortho ester) polymers into a variety of drug delivery forms as diverse as wafers, strands, microspheres and injectable gels to enable various means of administration into the body. Also under development are device applications. Because both mechanical properties and erosion rates can be controlled, these polymers are emerging as promising materials for device coatings that could be useful in cardiovascular applications such as stent coatings.

PRODUCTS
--------

Ethical Pharmaceutical Products
-------------------------------

We define ethical pharmaceutical products as prescription products that are promoted primarily through the medical profession. We are developing several pharmaceutical product candidates that will require marketing clearance from the FDA before they can be sold in the United States. We believe that the benefits offered by our delivery systems will create valuable product differentiation and commercial advantages in large, profitable markets. Results from various preclinical and initial clinical studies reaffirm that this technology offers the potential to maintain or improve therapeutic efficacy and to reduce adverse drug side effects.

The following ethical dermatological products incorporating the Microsponge technology have already been developed and commercialized:

Retin-A Micro: In February 1997, we received FDA marketing clearance for Microsponge-entrapped tretinoin for improved acne treatment. Tretinoin has been marketed in the United States by Ortho Neutrogena (formerly Ortho Dermatological), a Johnson & Johnson ("J&J") subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. We developed a new formulation of Retin-A containing Microsponge-entrapped tretinoin for acne treatment which was licensed to J&J. This patent-protected approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A(R) Micro (TM). Additionally, Ortho received FDA marketing clearance in the United States for a second Retin-A Micro formulation, a low-dose version, and launched the product in July 2002. Our formulation patents on these products continue until 2016.

Ortho launched this product in Canada during 2001 and has completed Phase 3 clinical trials in Europe.

Carac: In the fourth quarter of 2000, Dermik Laboratories, an Aventis company, received U.S. marketing clearance for an APP-developed formulation containing Microsponge-entrapped 5-fluorouracil (5-FU) for the treatment of actinic keratoses. This product was launched under the trade name Carac(TM) in the first quarter of 2001. We receive royalties based on the sales of this product over the life of the applicable patents. In September 2003, a new formulation patent was issued by the U.S. Patent and Trademark office (USPTO) extending patent coverage for this use of our Microsponge formulation until 2021.

Products Under Development
--------------------------

Our efforts in pharmaceutical markets include additional applications using our Biochronomer technology that are under development, as noted below.

The first product candidate that incorporates the Biochronomer(TM) delivery system targets the management of pain in patients following surgery. Initial clinical studies are being conducted in surgeries for inguinal hernia repair. Upon demonstration of efficacy in treating post-surgical pain, we believe that there will be substantial potential for this product, as there are approximately 20 million surgical procedures performed annually in the U.S. for which the product could potentially be utilized.

The treatment goal is to provide 24 to 36 hours of localized post-surgical pain relief by delivering the drug mepivacaine directly to the surgical site. Mepivacaine is a well-known drug for localized pain relief, and it has an extensive safety protocol. APF112 is designed to prolong the anesthetic effect of mepivacaine and thus to minimize or eliminate the use of opioids (morphine-like drugs) which are currently used in the majority of surgical procedures as a means of managing post-operative pain despite unpleasant side effects - nausea, disorientation, sedation, constipation, vomiting, urinary retention and, in some situations, life-threatening respiratory depression.

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

Our key marketing relationships currently involve only the Microsponge delivery system for prescription products and are as follows:

Johnson & Johnson Inc. In May 1992, we entered into a development and license agreement with Ortho-McNeil Pharmaceutical Corporation, (a subsidiary of J&J ("Ortho")) related to tretinoin-based products incorporating our Microsponge technology. As part of the agreement, certain license fees and milestone payments were paid to us by Ortho. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing our Microsponge system. Ortho's exclusivity will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents owned by us through 2016.

In February 1997, we received FDA marketing clearance for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product has been marketed by Ortho since March 1997 as Retin-A(R) Micro. We received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment that was recognized as revenue in 1997 and half as prepaid royalties which were recorded as deferred revenues. Ortho pays us a royalty on product sales. In accordance with the licensing agreement, 25% of the royalties we earn is applied against deferred revenues after certain annual minimum royalty payments are met. Should these minimums not be achieved, Ortho would lose its exclusivity and we would regain marketing rights to the retinoid products.

Dermik. In March 1992, we restructured our 1989 joint venture agreement with Dermik, an Aventis company. As part of the agreement Aventis received certain exclusive marketing rights for the U.S. Product applications include a 5-FU treatment for actinic keratoses (precancerous skin lesions). In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with us to cover two additional indications, in return for milestone payments and royalties upon successful development. We received $500,000 on execution of this amendment representing a milestone payment of $250,000 and prepaid royalties of $250,000. In the fourth quarter of 2000 Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in the first quarter of 2001 and we received a milestone payment of $50,000. In 2002, we recognized the prepaid royalties as revenues because Dermik decided not to pursue the two additional applications covered by the 1999 amendment and the rights reverted to us. Dermik's exclusivity relating to Carac will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents. In September 2003, we received a notice of allowance from the USPTO extending patent coverage for this use of our Microsponge formulation until 2021.

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

PATENTS AND TRADE SECRETS
-------------------------

As part of our strategy to protect our current products and to provide a foundation for future products, we have filed a number of United States patent applications on inventions relating to specific products, product groups, and processing technology. We have also filed foreign patent applications on our polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. We have a total of 15 issued United States patents and an additional 88 issued foreign patents. Currently, we have 29 pending patent applications worldwide. The patents on the Microsponge(R) system expire between October 2009 and September 2021. The patents on the bioerodible systems expire between January 2016 and November 2021.

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

The attribute of the second family of bioerodible polymers, the block copolymers of poly(ortho esters) and poly(ethylene glycols), named Bioerodimer, is that a hydrophobic (water-repelling) bioerodible segment can be connected to a water-soluble segment. There are other such polymers, but we believe that our proprietary material is superior because the hydrophobic poly(ortho ester) segment can greatly increase the efficiency of drug entrapment making transport to tumors much more effective.

HUMAN RESOURCES
---------------

As of February 29, 2004, we had 36 full-time employees, 6 of whom hold PhDs. There were 27 employees engaged in research and development and quality control, and 9 working in finance, business development, human resources and administration.

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

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The annual rent expense for the Redwood City facility is approximately $641,000.

We occupied a production facility and warehouse in Lafayette, Louisiana that was sold to RP Scherer in July 2000. The construction of the facility in 1986 was financed primarily by 15-year, tax-exempt industrial development bonds. In 1995, we extinguished the bond liability through an "in-substance defeasance" transaction by placing United States government securities in an irrevocable trust to fund all future interest and principal payments. The defeased debt balance outstanding of $2,500,000 as of December 31, 2003 will be repaid on January 25, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust.

Our existing research and development and administrative facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

Item  3.  LEGAL PROCEEDINGS

On October 22, 2003, Tristrata Technology, Inc. (Tristrata) filed an amended complaint joining A.P. Pharma, Inc. and other companies as defendants in Tristrata's action first filed July 12, 2002 against Cardinal Health, Inc. and others in the Federal District Court of Delaware. Tristrata's complaint alleges infringment of patents pertaining to alpha-hydroxyacids used in cosmetics. A.P. Pharma answered Tristrata's amended complaint on December 22, 2003. A.P. Pharma is vigorously defending this action. At this early stage of the proceedings we cannot state the amount, if any, which might be recovered by Tristrata from A.P. Pharma, Inc. In our opinion, this litigation should not have a material effect on our results of operations or financial condition.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock trade on the NASDAQ National Market, under the symbol APPA. As of February 29, 2004, there were 453 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


2003             High      Low      2002               High     Low
----------------------------------------------------------------------
First Quarter   $1.18     $0.84     First Quarter     $2.90    $2.08
Second Quarter   1.96      1.00     Second Quarter     2.65     1.93
Third Quarter    2.45      1.38     Third Quarter      2.20     1.15
Fourth Quarter   3.15      2.02     Fourth Quarter     1.50     0.61


Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31,                     2003      2002      2001     2000    1999
----------------------------------------------------------------------------
Consolidated Statements of Operations Data
------------------------------------------
Royalties                      $ 4,502    $ 4,026   $ 3,227  $ 2,081  $2,025
Contract revenues                  346        407        38      122     362
License fees                        --        237        --       --   1,100
                                ------     ------     -----    -----   -----
Total revenues                   4,848      4,670     3,265    2,203   3,487

Expenses
Research and development         8,660      6,699     7,348    3,713   2,471
General and administrative       2,800      3,024     3,247    2,869   2,946

Interest and other income and
  expense, net                     404        658     1,192      546    (371)
                                ------      -----    ------    -----   -----
Loss from continuing
  operations                    (6,208)    (4,395)   (6,138)  (3,833) (2,301)
Income (loss) from
  discontinued operations(1)       (57)       401       624    1,238   4,673
Gain on disposition of
  discontinued operations(2)     1,902        216     3,000   11,147      --
                                 -----      -----    ------   ------   -----
Net income (loss)              $(4,363)   $(3,778)  $(2,514) $ 8,552  $2,372
                                 =====      =====    ======   ======   =====

Basic income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.30)   $ (0.22)  $ (0.30)  $(0.19) $(0.11)
  Net income (loss)            $ (0.21)   $ (0.19)  $ (0.12)  $ 0.42  $ 0.12
Diluted income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.30)   $ (0.22)  $ (0.30)  $(0.19) $(0.11)
  Net income (loss)            $ (0.21)   $ (0.19)  $ (0.12)  $ 0.42  $ 0.12
Weighted average common
  shares outstanding - basic    20,553     20,409    20,276   20,179  20,079
Weighted average common
  shares outstanding - diluted  20,553     20,409    20,276   20,213  20,252

(1) Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and the income (loss) attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000.

(2) Gain on disposition of discontinued operations in 2000 represents the gain on the sale of our cosmeceutical and toiletries business to RP Scherer on July 25, 2000, and in 2001 and 2002 represents the annual earnout income received from RP Scherer based on the performance of the business sold. The gain on disposition of discontinued operations in 2003 represents the gain on sale of our Analytical Standards division to GFS Chemicals on February 13, 2003.

Consolidated Balance Sheet Data
-------------------------------
                                                December 31,
                               ----------------------------------------------
                                  2003       2002      2001     2000     1999
                               -------    -------    ------    -----   ------
Working capital                $ 9,366    $13,989   $18,092   $20,111 $13,221
Total assets                    13,155     17,781    23,483    26,964  19,265
Long-term debt, excluding
  current portion                   --         --        --        --   2,409
Stockholders' equity            11,263     15,459    19,173    21,159  12,036

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates including those related to the useful lives of fixed assets, valuation allowances, impairment of assets, accrued clinical and preclinical expenses and contingencies. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition
-------------------

Our revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

*	Royalties
   ---------

Contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the customer by our licensees based on information that we receive from our licensees.

*	License Fees
   ------------

We have licensing agreements that generally provide for us to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for us to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized when the amounts are received or when collectibility is assured, whichever is earlier.

A milestone payment is a payment made to us by a third party or corporate partner upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.

*	Contract Revenues
   -----------------

Generally, contract revenues relate to research and development arrangements that generally provide for our company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Clinical Trial Accruals
-----------------------

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol.
We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Over the next year our clinical trials on APF112 could significantly increase our research and development expenditures.

Results of Operations for the years ended December 31, 2003, 2002 and
---------------------------------------------------------------------
2001
----

The following sets forth the consolidated statement of operations data and percentage changes as compared to the prior year (dollar amounts are presented in thousands):

                      For the Year Ended December 31,  Annual % Change
                      -------------------------------  ---------------
                          2003      2002      2001       03/02    02/01
                          ----      ----      ----       -----    -----
Royalties                 $4,502     $4,026    $3,227     12%      25%
Contract revenues            346        407        38    (15%)    971%
License fees                  --        237        --   (100%)    N/A
                           -----      -----     -----
  Total revenues           4,848      4,670     3,265      4%      43%

Expenses
Research and development   8,660      6,699     7,348     29%      (9%)
General and
 administrative            2,800      3,024     3,247     (7%)     (7%)

Our revenues are derived principally from royalties, contract revenues and to a lesser extent, license fees. Under strategic alliance arrangements entered into with certain corporations, we may receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

The increase in royalties in 2003 from 2002 of $476,000 or 12%, to $4,502,000 related to a 21% increase in royalties earned on sales of Retin-A(R) Micro by Ortho Neutrogena, a Johnson and Johnson company, partially offset by a decrease in royalties earned on sales of Carac(TM) a topical prescription treatment for actinic keratoses that was launched in the first quarter of 2001 by our marketing partner, Dermik Laboratories, an Aventis company. The increase in sales of Retin-A Micro was due primarily to the launch of a new low-dose formulation in July 2002 after FDA marketing clearance. Royalties increased in 2002 from 2001 by $799,000 or 25% due to a 29% increase in royalties earned on sales of Carac by Dermik Laboratories. Also, royalties on sales of Retin-A(R) Micro by Ortho Neutrogena, increased by 23% in 2002 over the prior year following the launch of the new low-dose formulation in July 2002. Royalty income is expected to increase in 2004 assuming that sales for both underlying product lines increase and that prices are not eroded.

Contract revenues decreased by $61,000 or 15% in 2003 compared with 2002 as a result of fewer collaborative research and development arrangements. Additionally, our feasibility studies frequently experience a period of inactivity while initial results are being evaluated by our collaborators. Contract revenues increased in 2002 by $369,000 from 2001 due to the initiation of new feasibility studies with corporate collaborators during 2002.

License fees recognized in 2002 are attributed to the forfeiture by a partner of certain rights to proprietary Microsponge(R) formulation which resulted in the full recognition of the related unamortized deferred revenue balance of $237,000. No license fees were recognized in either 2003 or 2001.

Research and development expense increased in 2003 compared to 2002 by $1,961,000, or 29% to $8,660,000 due mainly to the initiation of Phase 2 clinical trials of APF112, our product candidate for post-surgical pain management which incorporates our Biochronomer(TM) drug delivery system. In addition, costs associated with the manufacturing of GMP product for human clinical trials was incurred during 2003. Research and development expense for 2002 compared to 2001 decreased by $649,000, or 9% to $6,699,000, due mainly to the delayed entry into Phase 2 clinical trials of APF112. This compares with higher expenses incurred in the prior year related to preparation for the filing of an Investigational New Drug Application (IND), together with the costs associated with the manufacture of GMP materials for use in clinical trials. Research and development expense is expected to increase in 2004 as we complete Phase 2 clinical trials for APF112 and initiate human clinical testing on APF530.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target, and includes proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans. Each step of this process is typically more expensive than the previous one, so success in development results in increasing expenditures. Our research and development expenses currently include costs for scientific personnel, animal studies, human clinical trials, supplies, equipment, consultants, patent filings, overhead allocation and sponsored research at academic and research institutions.

Products in Development
-----------------------

We have a number of product candidates in various stages of development. The following table sets forth the current opportunities for our own portfolio of product candidates, the compound selected, the delivery time and the status. Assuming successful completion of Phase 2 studies, the Company contemplates entering into development and marketing agreements for these product candidates.

CURRENT OPPORTUNITIES

Product                            Market         Delivery
Portfolio           Drug            Size          Duration      Status
---------          ----           ------         --------      ------
APF112 - Acute      Mepivacaine    $2 billion     Short-term    Phase 2
pain relief
(surgical/
orthopedic)

APF530 - Anti-      Granisetron    $2 billion     Short-term     Pre-IND
nausea (chemo-
therapy/surgical)

APF328 - Anti-      Meloxicam      $1.5 billion   Medium-term    Pre-IND
inflammatory
(surgical/
orthopedic)

APF505 - Anti-      Meloxicam     $3.5 billion    Long-term      Pre-IND
inflammatory
(osteoarthritis)

In addition, several feasibility studies are ongoing with corporate collaborators in the areas of ophthalmology, device coating and immune stimulation.

The major components of research and development expenses for 2003, 2002 and
2001 were as follows (in thousands):
                               2003      2002      2001
                              ------    ------    ------
Internal research and
 development costs           $5,108     $4,827    $4,167
External polymer
 development, clinical
 and preclinical
 programs                     3,552      1,872     3,181
                              -----      -----     -----
                             $8,660     $6,699    $7,348
                              =====      =====     =====

Internal general research and development costs include employee salaries and benefits, laboratory supplies, depreciation, professional fees and allocation of overhead. External polymer development on clinical and preclinical programs includes expenditures on technology and product development, preclinical and clinical evaluation, regulatory and toxicology consultants, and polymer manufacturing, all of which are performed on our behalf by third parties.

General and administrative expense decreased in 2003 by $224,000 or 7% from 2002 due mainly to decreased investor relations, depreciation and travel and entertainment expense, partially offset by higher professional fees. General and administrative expense includes salaries and related expenses, professional fees, directors' fees, investor relations costs, insurance expense and overhead allocation. General and administrative expense decreased in 2002 by $223,000 or 7% from 2001 due mainly to decreased professional fees and a provision for a doubtful note receivable recorded in 2001 partially offset by higher investor relations expenses. General and administrative expense is expected to remain constant in 2004.

General and administrative expenses in 2001 included an allowance for doubtful accounts of $417,000 relating to a note receivable arising from our sale of certain proprietary rights to a consumer product in 1999. As payments on the note were not received on a timely basis and we determined collectibility was no longer assured, an allowance was recorded against the note. In 2002, an additional allowance of $20,000 was recorded on the remaining outstanding balance.

Interest and other income and expense consist primarily of income earned on cash, cash equivalents and marketable securities. Interest income decreased in 2003 by $339,000 compared to 2002 and decreased in 2002 by $515,000 compared to 2001 due mainly to reduced interest rates on reduced cash balances.

On February 13, 2003, we completed the sale of certain assets of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing, and are entitled to receive royalties on sales of Analytical Standards products for a period of five years at rates ranging from 15% to 5%. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and associated assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million on closing and were entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which were dependent on the performance of the business sold.

Income (loss) from discontinued operations represents the income attributable to our Analytical Standards division through the date of sale and the net contribution (loss) attributable to our cosmeceutical and toiletries product lines which were sold in July 2000. For the year 2003, the net loss from discontinued operations relating to changes in estimates totaled $65,000, compared with the net income from discontinued operations relating to changes in estimates of $172,000 in 2002 and $415,000 in 2001.

The gain on disposition of discontinued operations recorded in 2003 of $1,902,000 relates to the gain on the sale of our Analytical Standards division compared with $216,000 and $3,000,000 in 2002 and 2001, respectively, which relate to the net earnout income resulting from the sale of our cosmeceutical product lines in 2000.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased by $4,637,000 to $9,484,000 at December 31, 2003 from $14,121,000 at December 31, 2002.

Net cash used in operating activities for the years ended December 31, 2003, 2002 and 2001 was $6,525,000, $5,134,000 and $6,495,000, respectively. Net cash used in operating activities relates primarily to funding net losses excluding the gain on disposition of discontinued operations and changes in deferred revenue offset by depreciation. The increase in net cash used in operating activities for 2003 was primarily due to increased research and development expenses resulting from the initiation of the Phase 2 human clinical studies for APF112, our product candidate for the treatment of post-surgical pain.

Net cash provided by investing activities for the years ended December 31, 2003, 2002 and 2001 was $3,257,000, $4,723,000 and $3,554,000. The proceeds received in 2003 of $2,142,000 related to the sale of our Analytical Standards division compared to proceeds of $216,000 and $3,602,000 in 2002 and 2001, respectively, which relate primarily to the earnout income received from RP Scherer.

Our financing activities provided us with $83,000, $75,000 and $66,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The net cash provided by financing activities in 2003, 2002 and 2001 was primarily related to proceeds from issuances of shares under the Employee Stock Purchase Plan.

To date, we have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, and interest earned on short-term investments. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet our cash needs for at least the next year. It is possible that we will seek additional financing within this timeline through debt or equity financing, the sale of certain assets and technology rights, collaborative arrangements or other arrangements.

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

If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003.

                             Total    1 year   2 years   3 years
                             -----    ------   -------   -------
Operating Leases(1)          $621     $602     $ 12      $  7
                              ---      ---      ---       ---
Total                        $621     $602     $ 12      $  7
                              ===      ===      ===       ===

(1) See Note 7 "Commitments" in the Notes to Consolidated Financial Statement of Part II, Item 8 of this Form 10-K for more information.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Combined payments for the Gross Profit Guaranty totaled $404,000 for the first three guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2003.

The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the years ended December 31, 2002, and 2001 and in the balance sheets as of December 31, 2002.

Off-Balance-Sheet Arrangements
------------------------------

As of December 31, 2003, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements in November 2002 and the recognition requirements in January 2003 of FIN 45 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. These provisions which we adopted on July 1, 2003 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The provisions of FIN 46 apply immediately to variable interest entities created before January 31, 2003 and no later than the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have variable interest entities and as such the adoption of FIN 46 did not have a material impact on our results of operations and financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

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

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND TO DEVELOP OUR PRODUCTS AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING ON FAVORABLE TERMS IN THE FUTURE IS UNCERTAIN.

We will require additional capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, royalty income and interest income will be sufficient to fund our current level of operations for at least the next year based on current business plans, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

 - continued scientific progress in our research and development programs;

 - the magnitude and scope of our research and development programs;

 - our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing;

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

IF WE ARE UNABLE TO RECRUIT AND RETAIN SKILLED EMPLOYEES, WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible.

WE ARE RELIANT ON SINGLE SOURCE THIRD PARTY CONTRACTORS FOR THE MANUFACTURE AND PRODUCTION OF RAW MATERIALS AND PRODUCT CANDIDATES.

We currently, and for the foreseeable future will, rely upon outside contractors to manufacture, supply and package for us key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Our current dependence upon others for the manufacture of our raw materials and product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop, may adversely affect our ability to develop our product candidates in a timely manner and may adversely affect future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

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

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalents such that we are typically able to hold our investments to maturity. At December 31, 2003 and 2002, respectively, our cash equivalents and marketable securities include corporate and other debt securities as follows: (in thousands)

                                                December 31,
                                         -------------------------
                                            2003           2002
                                            ----           ----
Available-for-sale:
 Effective maturity of less than
  3 months                               $    14        $ 2,826
 Due after 3 months and less than
  1 year                                   8,665          5,618
 Due after 1 year and less than
  2 years                                    721          5,221
                                          ------         ------
Total Available for Sale
                                         $ 9,400        $13,665
                                          ======         ======

Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.P. Pharma, Inc.
Consolidated Balance Sheets
(in thousands except par value and shares)
------------------------------------------

                                                December 31,
                                         -------------------------
                                            2003           2002
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $     97       $  3,282
 Marketable securities                     9,387         10,839
 Accounts receivable less allowance
  for doubtful account of $0 and $28
  at December 31, 2003 and 2002,
  respectively                             1,340          1,340
 Prepaid expenses and other current
  assets, less allowance for doubtful
  note receivable of $413 and $437 at
  December 31, 2003 and 2002,
  respectively                               434            280
 Assets held for sale                         --            225
                                         -------        -------
  Total current assets                    11,258         15,966

Property and equipment, net                1,430          1,626
Other long-term assets                       467            189
                                         -------        -------
Total Assets                            $ 13,155       $ 17,781
                                         =======        =======

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                       $    476       $    268
 Accrued expenses                          1,173            945
 Accrued disposition costs                    53            514
 Deferred revenue                            190            250
                                         -------        -------
    Total current liabilities              1,892          1,977

Deferred revenue - long-term                  --            345
                                         -------        -------

Commitments and Contingencies
(Note 7)

Stockholders' Equity:
 Preferred stock, 2,500,000 shares
  authorized; none issued or
  outstanding at December 31,
  2003 and 2002                               --             --
 Common stock, $.01 par value,
  50,000,000 shares authorized;
  20,641,924 and 20,467,440 issued
  and outstanding at December 31,
  2003 and 2002, respectively                206            205
 Additional paid-in capital               86,638         86,413
 Accumulated deficit                     (75,598)       (71,235)
 Accumulated other comprehensive
  income                                      17             76
                                         -------        -------
Total Stockholders' Equity                11,263         15,459
                                         -------        -------
Total Liabilities and Stockholders'
 Equity                                 $ 13,155       $ 17,781
                                         =======        =======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Operations
(in thousands except per share data)
-------------------------------------

                                              Year Ended December 31,
                                              -----------------------
                                        2003          2002          2001
                                        ----          ----          ----
Revenues
Royalties                            $ 4,502       $ 4,026       $ 3,227
Contract revenues                        346           407            38
License fees                              --           237            --
                                      ------        ------        ------
   Total revenues                      4,848         4,670         3,265

Expenses
 Research and development              8,660         6,699         7,348
 General and administrative            2,800         3,024         3,247
                                      ------        ------        ------
    Operating loss                    (6,612)       (5,053)       (7,330)
                                      ------        ------        ------

Interest income                          251           590         1,105
Other income, net                        153            68            87
                                      ------         -----        ------

Loss from continuing operations       (6,208)       (4,395)       (6,138)

Income (loss) from discontinued
  operations                             (57)          401           624
Gain on disposition of discontinued
  operations, net of taxes             1,902           216         3,000
                                      ------        ------        ------

Net loss                             $(4,363)      $(3,778)      $(2,514)
                                      ======        ======        ======

Basic and diluted loss per share:
 Loss from continuing operations     $ (0.30)      $ (0.22)      $ (0.30)
                                      ======        ======        ======
 Net loss                            $ (0.21)      $ (0.19)      $ (0.12)
                                      ======        ======        ======
Weighted average common shares
  outstanding - basic and diluted     20,553        20,409        20,276
                                      ======        ======        ======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(in thousands)
-------------------------------------------------------------------------------

For the Year Ended December 31, 2003, 2002 and 2001

                                                                                  Accumulated
                                                                                    Other
                                                         Additional                Compre-
                          Common Stock     Deferred       Paid-In    Accumulated   hensive       Stockholders'
                        Shares    Amount   Compensation   Capital      Deficit     Income          Equity
                     ---------- --------   ---------     ----------- -----------  ------------   ------------
Balance, December
 31, 2000            20,206     $202      $ (80)         $85,901     $(64,943)       $  79       $21,159

Comprehensive
 loss:
  Net loss               --       --         --               --       (2,514)          --        (2,514)
  Net unrealized
   gain on
   marketable
   securities            --       --         --               --           --          159           159

                                                                                                  ------
Comprehensive
 loss                                                                                             (2,355)
                                                                                                  ------

Fair value of common
 stock issued
 to directors
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
                                                                                                  ------

Fair value of
 common stock
 issued to
 directors
 for services and
 restricted stock
 awards                  47        1         --              129           --           --           130
Expenses associated
 with stock options
 granted to
 non-employees           --       --         --               22           --           --            22
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           63        1         --               74           --           --            75

                     ------      ---       ----           ------      -------         ----        ------
Balance, December
 31, 2002            20,467     $205      $  --          $86,413     $(71,235)       $  76       $15,459
                     ======      ===       ====           ======      =======         ====        ======
Comprehensive
 loss:
  Net loss               --       --         --               --       (4,363)          --        (4,363)
  Net unrealized
   loss on
   marketable
   securities            --       --         --               --           --          (59)          (59)

                                                                                                  ------
Comprehensive
 loss                                                                                             (4,422)
                                                                                                  ------
Common stock
 issued upon
 exercise of
 stock options           14       --         --               22           --           --            22

Fair value of
 common stock
 issued to
 directors
 for services            86        1         --              112           --           --           113
Expenses associated
 with stock options
 granted to
 non-employees           --       --         --               30           --           --            30
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           75       --         --               61           --           --            61

                     ------      ---       ----           ------      -------         ----        ------
Balance, December
 31, 2003            20,642      206         --           86,638      (75,598)          17        11,263
                     ======      ===       ====           ======      =======         ====        ======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Cash Flows (in thousands)
----------------------------------------------------

                                                      For the Year Ended December 31,
                                                  -------------------------------------
                                                      2003         2002         2001
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net loss                                       $ (4,363)      $ (3,778)     $ (2,514)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Loss (income) from discontinued operations        57           (401)         (624)
    Gain on disposition of discontinued
      operations                                  (1,902)          (216)       (3,000)
    Allowance for claims relating to sale
      of discontinued operations                      --             --          (712)
    Gain on sale of marketable securities             (1)           (81)          (84)
    Depreciation and amortization                    432            449           390
    Provision for (recovery of) note receivable      (24)            66           418
    Stock-based compensation awards to
      non-employees                                  143            119           189
    Restricted stock awards                           --             33           113
    Amortization of premium/discount and
      accretion of marketable securities              28             22           171
    Loss on retirements and disposals of fixed
      assets                                          16              3             4
    Changes in operating assets and liabilities:
      Accounts receivable                             --            (53)          243
      Advances to officers and employees              --             --            34
      Prepaid expenses and other                    (130)           254           263
      Other long-term assets                        (278)            26           (64)
      Accounts payable                               208            (54)           25
      Accrued expenses                               228           (464)         (184)
      Deferred revenue                              (405)          (505)         (164)
                                                  ------        -------        ------
Net cash used in continuing operating
 activities                                       (5,991)        (4,580)       (5,496)
Cash used in discontinued operations                (534)          (554)         (999)
                                                  ------        -------       -------
Net cash used in operating activities             (6,525)        (5,134)       (6,495)
                                                  ------        -------       -------

Cash flows from investing activities:
 Proceeds from disposition of discontinued
   operations                                      2,142            216         3,602
 Purchases of property and equipment                (251)          (428)         (273)
 Purchases of marketable securities               (6,712)       (12,563)      (16,410)
 Maturities of marketable securities               8,078         17,498        16,635
                                                  ------        -------       -------
Net cash provided by investing activities          3,257          4,723         3,554
                                                  ------        -------       -------

Cash flows from financing activities:
  Proceeds from the exercise of common
    stock options                                     22             --            --
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                  61             75            66
                                                  ------        -------       -------
Net cash provided by financing activities             83             75            66
                                                  ------        -------       -------

Net decrease in cash and cash
  equivalents                                     (3,185)          (336)       (2,875)
Cash and cash equivalents at the beginning
  of the year                                      3,282          3,618         6,493
                                                  ------         ------       -------
Cash and cash equivalents at the end of
  the year                                       $    97        $ 3,282       $ 3,618
                                                  ======         ======        ======


Supplemental Cash Flow Data:
Cash paid for taxes                              $     9        $    13       $    27
                                                  ======        =======        ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------

Note 1   Business

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

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceuticals and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. As a result of this transaction, our Consolidated Statements of Operations reflect the receipt of certain earnout payments and the payment of certain contractual obligations in the gain from disposition of discounted operations (see Note 10).

On February 13, 2003, we completed the sale of our Analytical Standard division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million and are entitled to receive royalties on sales of Analytical Standards products of 15% for the first year, 10% for the second through fourth years, and 5% for the fifth year. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations (see Note 10).

Note 2   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, APS Analytical Standards, Inc. (Analytical Standards) through the date of sale (February 13,
2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities
------------------------------------------

For purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets, we consider all short-term investments that have original maturities of less than three months to be cash equivalents. Investments with effective maturities longer than three months are classified as marketable securitites. Investments consist primarily of commercial paper, bankers acceptances, master notes and corporate debt securities. We have classified all our investments in certain debt and equity securities as "available-for-sale", and therefore are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method.

Financial Instruments
---------------------

The carrying values of the Company's financial instruments, including marketable securities, accounts receivable and accrued liabilities, approximate their respective fair values.

Allowance for Note Receivable
-----------------------------
An allowance was recorded for a note receivable at such time as management determined that collection was not reasonably assured. Interest income under the terms of note receivable agreement is recorded when cash is received or collectiblity is reasonably assured. The note receivable, net of the related reserve, is included in prepaid expenses and other current assets in the accompanying balance sheet.

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

Long-Lived Assets
-----------------

As circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets or that render those assets impaired. Recoverability of assets to be held and used is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. If such assets are considered to be impaired, the amount of impairment to be recognized is measured based on the projected discounted cash flows using an appropriate discount rate.

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

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided, below, the pro forma disclosures of the effect on net loss and net loss per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented (see Note 9 "Stockholders' Equity").

                                 2003            2002           2001
                             -----------    -----------    ---------
Net loss - as reported      $(4,363)       $(3,778)       $(2,514)
Deduct:
Stock-based employee
  compensation expense
  determined under FAS 123     (397)          (601)          (696)
                             -------        ------         ------
Net loss - pro-forma        $(4,760)       $(4,379)       $(3,210)
                             ======         ======         ======
Basic and diluted net
  loss per common share
  - as reported             $ (0.21)       $ (0.19)       $ (0.12)
Basic and diluted net
  loss per common share
  - pro-forma               $ (0.23)       $ (0.21)       $ (0.16)

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

Revenue Recognition
-------------------

Our revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Royalties
---------

Royalties from licenses are based on third-party sales of licensed products or technologies and recorded as earned in accordance with contract terms when third-party results can be reliably determined and collectibility is reasonably assured.

Generally, contractually required minimum royalties are recorded ratably throughout the contractual period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.

License Fees
------------

We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the year ended December 31, 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the year ended December 31, 2003.

Contract Revenues
-----------------

Contract revenues also relate to research and development arrangements that generally provide for the company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred.

Research and Development
------------------------

Research and development consists of costs incurred for Company-sponsored and collaborative research and development expenses. These costs consist primarily of employee salaries and other personnel-related expenses, professional fees, facility-related espenses, lab consumables, polymer development manufacturing, clinical and pre-clinical related services performed by clinical research organizations, research institutions and other outside service providers.

The initiation of APF112 clinical trials have had, and will continue to have, a significant effect on the Company's research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollemnt level and related activity to the extent possible and adjusts estimates accordingly.

Research and development expenses under collaborative agreements approximate the revenue recognized, excluding milestone and up-front payments received under such arrangements.

Net Loss Per Share
-------------------------

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding. Diluted net loss per share is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the net loss per share computation would be anti-dilutive. See Note 9 "Net Loss Per Share".

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. We invest excess cash in a variety of high grade short-term, interest-bearing securities. This diversification of risk is consistent with our policy to ensure safety of principal and maintain liquidity.

Approximately 80% and 79% of the receivables were concentrated with two customers in the pharmaceutical industry as of December 31, 2003 and 2002, respectively. Approximately 93%, 91% and 100% of total revenue were concentrated with two customers for the years ended December 31, 2003, 2002 and 2001. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications. Substantially all of our revenues are derived from customers within the United States.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements in November 2002 and the recognition requirements in January 2003 of FIN 45 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a significant impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consoidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have any variable interest entities and, as such, the adoption of FIN 46 did not have a material impact on our results of operations and financial position.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2003.

The operations and related assets of the Analytical Standards division were reclassified to discontinued operations and assets held for sale, respectively, in the statements of operations and cash flows for the years ended December 31, 2002 and 2001 and in the balance sheet as of December 31, 2002.

Note 3   Cash Equivalents and Marketable Securities

We consider all of our investments in debt and equity securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Realized gains totaled $1,000, $81,000 and $84,000 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no realized losses for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003 and 2002, the amortized cost and estimated market value of investments in debt securities and cash are set forth in the tables below:

                                        December 31, 2003
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $3,354      $10         $--         $3,364
  Asset-backed
   securities             2,006        6          --          2,012
  Government debt
   securities             2,015        2          (1)         2,016
   Other debt securities  2,008       --          --          2,008
                          -----       --          --          -----
Total available-for-
 sale                     9,383       18          (1)         9,400
Cash                         84       --          --             84
                          -----       --          --          -----
Totals                   $9,467      $18         $(1)        $9,484
                          =====       ==          ==          =====

                                        December 31, 2002
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $ 3,755     $ 14         $ (1)      $ 3,768
  Asset-backed
   securities              2,355       44           --         2,399
  Government debt
   securities              3,282       17           --         3,299
  Other debt securities    4,197        2           --         4,199
                          ------      ---          ---        ------
Total available-for-
 sale                     13,589       77           (1)       13,665
Cash                         456       --           --           456
                          ------      ---          ---        ------
Totals                   $14,045     $ 77         $ (1)      $14,121
                          ======      ===          ===        ======

The table below summarizes fair value disclosures at December 31 (in thousands):

                                  2003                   2002
                         -----------------------  ----------------------
                                        Fair                     Fair
                           Cost        Value        Cost        Value
                           ----       ----------  ---------   ----------
Cash                     $    84     $    84     $   456     $   456
Cash equivalents              14          14       2,826       2,826
Marketable securities      9,369       9,386      10,763      10,839
                          ------      ------      ------      ------
Totals                   $ 9,467     $ 9,484     $14,045     $14,121
                          ======      ======      ======      ======

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2003, by contractual maturity, consisted of the following (in thousands):

                                                Estimated
                            Cost              Market Value
                          -----------         ------------
Available-for-sale:
  Due in one year or less $8,663              $8,679
  Due after one or more
   years                     720                 721
                           -----               -----
Total available-for
 sale                      9,383               9,400
Cash                          84                  84
                           -----               -----
Totals                    $9,467              $9,484
                           ======              ======

Note 4   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                        (in thousands)
                                 ---------------------------
                                   2003           2002
                                ----------     ----------
Leasehold improvements            $1,359         $1,359
Furniture and equipment            2,423          3,458
                                   -----         ------
Total property and equipment       3,782          4,817
Accumulated depreciation
 and amortization                 (2,352)        (3,191)
                                  ------         ------
Property and equipment, net       $1,430         $1,626
                                  ======          =====

Depreciation expense amounted to $432,000, $449,000 and $390,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5   Accrued Expenses

Accrued expenses consist of the following:

                                                  December 31,
                                                 (in thousands)
                                              ------------------
                                               2003         2002
                                               ----         ----
Professional fees                            $  142       $  178
Accrued salaries                                144          156
Accrued bonus                                   175          196
Clinical studies                                645          205
Other                                            67          210
                                              -----        -----
Total                                        $1,173       $  945
                                              =====        =====

Note 6   Long-Term Debt

In September 1995, we extinguished $2.5 million of Industrial Revenue Bonds through an "in-substance defeasance" transaction by placing approximately $2.5 million of United States government securities in an irrevocable trust to fund all future interest and principal payments. In accordance with the agreement, the investments held in the irrevocable trust shall be the exclusive source of all principal and interest payments and we have no liability for any shortfall in payments due. In addition, we have relinquished all rights with respect to the amounts held in the trust. The defeased debt balance outstanding of $2.5 million as of December 31, 2003 will be repaid on January 15, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust. The bond liability and related assets held in trust are not reflected in the accompanying consolidated balance sheets.

Note 7   Commitments

Total rental expense for facilities and equipment was $667,000, $654,000 and $514,000 for 2003, 2002 and 2001, respectively. Rental expense differs from cash payments under lease arrangements by $0, $12,000 and $148,000, in 2003, 2002 and 2001 as the Company's sales agreement to RP Scherer (see Note 10, "Discontinued Operations") allowed for RP Scherer to occupy a portion of the leased office facilities rent-free through January 25, 2002. The total amount of free rent provided to RP Scherer was accrued and charged to discontinued operations in 2000.

Our future minimum lease payments under noncancelable operating leases for facilities are as follows (in thousands):

              Year Ending                      Minimum
              December 31,                     Payments
              ------------                    -----------
                  2004                         $602
                  2005                           12
                  2006                            7
                                               ----
                                               $621
                                               ====

As part of the sale of our cosmeceutical and toiletry business to RP Scherer Corporation in July 2000, we guaranteed a minimum gross profit percentage on RP Scherer's sales of products to Ortho Neutrogena and Dermik. See Note 10 "Discontinued Operations".

Note 8   Stockholders' Equity

Shareholders' Rights Plan
------------------------

On August 19, 1996, the Board of Directors approved a Shareholders' Rights Plan under which shareholders of record on September 3, 1996 received a dividend of one Preferred Stock purchase right ("Rights") for each share of common stock outstanding. The Rights were not exercisable until 10 business days after a person or group acquired 20% or more of the outstanding shares of common stock or announced a tender offer that could have resulted in a person or group beneficially owning 20% or more of the outstanding shares of common stock (an "Acquisition") of the Company. The Board of Directors approved an increase in threshold to 30% in December 1997. Each Right, should it become exercisable, will entitle the holder (other than acquirer) to purchase company stock at a discount. The Board of Directors may terminate the Rights plan or, under certain circumstances, redeem the rights.

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

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the "Plan"). Under the Plan, we are authorized to issue up to 400,000 shares of common stock to our employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or
(ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 36 percent of eligible employees participated in the Plan in 2003. Under the Plan, we issued 74,746 shares in 2003, 63,086 shares in 2002 and 36,109 shares in 2001. The weighted average fair value of purchase rights granted during 2003, 2002 and 2001 were $0.50, $0.60 and $1.47, respectively. The weighted average exercise price of the purchase rights exercised during 2003, 2002 and 2001 were $0.82, $1.18 and $1.82, respectively. We had 92,593,
167,339 and 230,425 shares reserved for issuance under the Plan at December 31, 2003, 2002 and 2001, respectively.

We have two current stock option plans for employees, officers, directors and consultants. We grant stock options under the 2002 Stock Incentive Plan ("2002 Plan") and the Non-Qualified Stock Plan. The Company is authorized to issue up to 500,000 and 250,000 shares under the 2002 Plan and Non-Qualified Stock Plan, respectively. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates, and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted under the 2002 Plan and the Non-Qualified Stock Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

We granted options to purchase common stock to consultants from time to time in exchange for services rendered and vest over a period of two to four years. No options were granted to consultants in 2003. We recorded compensation expense related to option grants to consultants of approximately $30,000, $22,000 and $11,000 in 2003, 2002 and 2001, respectively, which represents the fair market value of the portion of the awards that vested during 2003, 2002 and 2001. The unvested shares held by consultants have been and will be revalued using the Black-Scholes option pricing model at the end of each accounting period.

The following table summarizes option activity for 2003, 2002 and 2001:




                                            2003                 2002                 2001
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       2,901,512   $4.54   3,427,042   $5.25   3,910,177   $5.87
Granted                          182,500    1.26     316,000    1.87     467,000    2.51
Exercised                        (13,570)   1.62          --      --          --      --
Expired or Forfeited            (961,837)   5.21    (841,530)   6.41    (950,135)   6.46
                               ---------           ---------           ---------
Outstanding at end of year     2,108,605    3.97   2,901,512    4.54   3,427,042    5.25
                               =========           =========           =========
Options exercisable at
   year end                    1,674,704           2,251,298           2,674,679    5.93
Shares available for future
 grant at year end               286,669             384,332             193,933
Weighted-average fair
 value of stock options
 granted during the year           $0.79               $1.76               $1.32



The following table summarizes information about stock options outstanding at December 31, 2003:

                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted
                            Average     Weighted                Weighted
Range of                    Remaining    Average                 Average
Exercise      Number       Contractual  Exercise    Number      Exercise
Prices        Outstanding      Life        Price  Exercisable     Price
-----------   -----------  ----------- ---------  -----------   ---------
$1.00-$2.45      602,917     8.5 years  $  1.74      267,397    $  1.95
$2.50-$3.34      539,646     7.0           2.91      441,380       2.92
$3.44-$5.75      536,500     2.9           4.81      536,385       4.81
$5.88-$10.25     429,542     3.5           7.38      429,542       7.38
               ---------                           ---------
$1.00-$10.25   2,108,605     5.7        $  3.97    1,674,704    $  4.51
               =========                           =========

We have adopted the disclosure only provisions of FAS 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various stock option plans and stock purchase plan. The compensation cost that has been expensed in the statements of operations for the stock options issued to non-employees and restricted stock awards to employees and directors was $30,000, $55,000 and $123,000 for 2003, 2002 and 2001, respectively.

The table regarding the net loss and net loss per share included in Note 2, "Summary of Significant Accounting Policies," prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123 and the earnings (loss) per share method under FAS 128.

Fair values of awards granted under the stock option plans and employee stock purchase plan were estimated at grant or purchase dates using a Black-Scholes option pricing model. For pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight line method. The multiple option approach is used to value the purchase rights granted under the employee stock purchase plan. We used the following assumptions:

                                          Year Ended December 31,
                                          -----------------------
                                      2003          2002          2001
                                      ----          ----          ----
Expected life in years (from vesting
 date):
 Stock options                        5              5            5
 Employee Stock Purchase Plan         1.5 - 2        1.5 - 2      1.5 - 2
Discount rate:
 Stock options                        3.2%           3.8%         4.3%
 Employee Stock Purchase Plan         1.47%-1.82%    1.7%-3.2%    2.4%-4.2%
Volatility
 Stock options                         85%           114%         62%
 Employee Stock Purchase Plan          65%-68%        68%-69%     67%-71%
Expected dividend yield                 0%             0%          0%

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

Also in 2001, we modified the 1992 Stock Option Plan to extend the exercise period of vested stock options upon employee termination, from up to 30 days after the date of termination to up to 90 days after the date of termination. We did not record compensation expense associated with this modification in 2003, 2002 and 2001, as the expense associated with the affected options exercised in 2003 was $0 and none of the affected options were exercised during 2002 and 2001. The number of stock options that may be affected in future periods was not estimable on the date of modification.

Note  9  Net Loss Per Share

The following table sets forth the computation of our basic and diluted loss per share (in thousands):

                                     2003           2002           2001
                                     ----           ----           ----
Loss from continuing operations   $(6,208)       $(4,395)       $(6,138)
                                   ======         ======         ======

Net loss                           (4,363)        (3,778)        (2,514)
                                   ======         ======         ======

Shares calculation:
Weighted average shares
  outstanding - basic and
  diluted                          20,553         20,409         20,276
Basic and diluted loss per
  common share:
 Loss from continuing operations  $ (0.30)       $ (0.22)       $ (0.30)
                                   ======         ======         ======
 Net loss                         $ (0.21)       $ (0.19)       $ (0.12)
                                   ======         ======         ======

The following options were outstanding during the periods presented, but were not included in the computation of diluted net loss per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands, except exercise prices):

                                2003              2002              2001
                                ----              ----              ----
Number outstanding              2,423             3,146             3,427
Range of exercise prices     $1.00 - $10.25    $1.00 - $10.25  $1.69 - $10.88

Note 10  Discontinued Operations

We completed the sale of certain assets of our Analytical Standards division as well as certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") in February 2003 and July 2000, respectively.

The Analytical Standards division and cosmeceutical and toiletry business are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations.

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003 and changes in estimates of our cosmeceutical and toiletry business and that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                       For the year ended
                                           December 31,
                                       ------------------
                                        2003        2002       2001
                                        ----        ----       ----
Analytical Standards Division
-----------------------------
  Income from Analytical Standards
    division                          $   8        $ 229     $ 209
                                       ----         ----      ----
                                          8          229       209
Cosmeceutical and Toiletry Business
-----------------------------------
  Change in estimate for Kligman
   lawsuit settlement                    --           --       (94)
  Recovery of (provisions for)
   doubtful accounts
   receivable                            28          (28)      220
  Change in estimates for
   professional fees, severance
   costs and guarantees                (103)         135       (36)
  Change in estimate of
   provision for income
   taxes and tax refunds                 10           65       325
                                      -----          ---       ---
                                        (65)         172       415
                                      -----          ---       ---
  Total income (loss) from
   discontinued operations           $  (57)        $401      $624
                                      =====          ===       ===

Revenues relating to the discontinued operations totaled $127,000, $1,145,000 and $1,122,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Gain on disposition of discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003 represents the gain on the sale of certain assets of our Analytical Standards division in February 2003. Gain on disposition of discontinued operations for the year ended December 31, 2002 and 2001 represents the annual earnout income received from RP Scherer based on the performance of the business sold, net of allowances for claims made by RP Scherer, mostly due to an indemnification claim relating to inventory deemed obsolete, pursuant to the agreement.

The following table sets forth the Company's basic and diluted income (loss) per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2003, 2002 and 2001:

                                   For the year ended December 31,
                                   -------------------------------
                                   2003           2002         2001
                                   ----           ----         ----
Basic income (loss) per common
 share from discontinued
 operations                        $   *          $0.02        $0.03

Diluted income (loss) per common
 share  from discontinued
 operations                        $   *          $0.02        $0.03

* Less than ($0.00) per share

As of December 31, 2003, net assets relating to the discontinued operations include trade receivables of $119,000. Liabilities related to the discontinued operation in the amount of $53,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Cash used in discontinued operations primarily relates to payments of severance costs to former employees who were terminated as a result of the sale of the cosmeceutical and toiletry business and the Analytical Standards division as well as payment of the gross profit guarantee to RP Scherer.

Analytical Standards Division
-----------------------------

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitiled to receive royalties on sales of Analytical Standards products for a period of five years at rates ranging from 5% to 15%. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 in the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. Approximately $181,000 of these severance charges has been paid through December 31, 2003.

Cosmeceutical and Toiletry Business
-----------------------------------

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceuticals and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million at closing and were entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which were dependent on the performance of the business sold. During the first two years of the earnout period, we received an aggregate of $3.8 million. No earnout income was received or reported for the third and final earnout year. The earnout is calculated based on gross profit earned by the business sold over a three-year period. The terms of the agreement with RP Scherer provide for an earnout of 20% to 60% of gross profit of the business sold over a threshold that increases each year. Each earnout year has a different minimum level of gross profit that should be achieved before any earnout income can be received. In addition to the minimum gross profit levels, each earnout period has three additional gross profit thresholds that correspond to a specific earnout percentage up to a maximum of 60%. Earnout thresholds for the third and final year are higher than the first two years. The cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Operations.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guaranty aggregated $404,000 for the first three guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years.

The agreements with RP Scherer also included an indemnification for existing liabilities not assumed by RP Scherer and net realizable value of assets sold. The accompanying consolidated balance sheets as of December 31, 2002 include a liability of $314,000 for an indemnification claim related to inventory deemed obsolete which was paid to RP Scherer in January 2003.

A total of 56 positions, primarily in the manufacturing, marketing and research and development departments and associated general and administrative staff, were eliminated as a result of the sale. During the year ended December 31, 2000, we recorded severance charges related to salaries and benefits in gain on disposition of discontinued operations. The total amount of severance-related charges was approximately $3,685,000, of which all has been paid to date.

Note 11  Defined Contribution Plan

We have a defined contribution plan covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $6,000, $5,500 and $5,250 for 2003, 2002 and 2001 ,
respectively, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2003, 2002 and 2001, we contributed to the plan approximately $64,000, $79,000 and $56,000, respectively. No discretionary contributions have been made to the plan since its inception.

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

                                               December 31,
                                          ------------------------
                                             2003          2002
                                             ----          ----
Deferred Tax Assets:

Net operating loss carryforwards           $ 23,900     $ 24,000
Research credits                              2,000        2,000
Capitalized research expenses                   500          300
Other                                         1,200        1,000
                                            -------      -------
Total deferred tax assets                    27,600       27,300

Valuation allowance                         (27,600)     (27,300)
                                            -------       ------

Net deferred tax assets                          --           --
                                            =======       ======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $300,000, $1,000,000 and $289,500 during 2003, 2002, and 2001, respectively.

Deferred tax assets related to carryforwards at December 31, 2003 include approximately $2,800,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $69,700,000 which expire in the years 2004 through 2023 and federal research and development tax credits of approximately $1,100,000 which expire in the years 2004 through 2023.

As of December 31, 2003, we had net operting loss carryforwards for state income tax purposes of approximately $3,600,000 which expire in the years 2004 through 2013 and state research and development tax credits of approximately $1,300,000 which do not expire.

Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

Note 13  Significant Agreements

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

In February 1995, we received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of its New Drug Application ("NDA") for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenue. In February 1997, upon receipt of approval from the FDA to market Retin-A Micro(R) (tretinoin gel) microsphere for the treatment of acne, we received $3 million from Ortho, $1.5 million of which was a milestone payment that was recognized as revenue in 1997 and $1.5 million of which was prepaid royalties that was recorded as deferred revenue. As of December 31, 2003, $190,000 of these payments remained in deferred revenues. Ortho pays us a royalty on product sales. In accordance with the licensing agreement, 25% of the royalties we earn is applied against deferred revenues after certain annual minimum royalty payments are met. Should these minimums not be achieved, Ortho would lose its exclusivity and we would regain marketing rights to the retinoid products.

Dermik
------

In March 1992, we restructured a 1989 joint venture agreement with Dermik, an Aventis company. As part of the agreement, Aventis received certain exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses. In 1998, this agreement was amended to give Dermik an exclusive worldwide license to Microsponge-entrapped 5-FU and to increase the royalty payable to us from 5% to 10%. In 1999, Dermik filed an NDA for this product and expanded its agreement with us to cover two additional indications, in return for milestone payments and royalties upon successful development. We received $500,000 on the execution of this amendment representing a milestone payment of $250,000 and prepaid royalties of $250,000. In 2000, Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in 2001 and we received a milestone payment of $50,000. In accordance with the agreement, the prepaid royalties were to be creditable against further royalties in at least two indications containing the Licensed Product and were recorded as deferred revenues. During 2002, Dermik decided not to pursue the additional indications covered by the 1999 amendment, thereby forfeiting its prepaid royalties. The accompanying Consolidated Statements of Operations include $237,000 in 2002 resulting from the recognition of these deferred revenues upon the forfeiture of Dermik's rights. Dermik's exclusivity relating to Carac will continue as long as annual minimum royalty payments are made, governed by the life of our applicable patents.

Note 14  Quarterly Results of Operations (Unaudited)

The following table presents summarized results of operations for each of our quarters in the years ended December 31, 2003 and 2002. These quarterly results are unaudited; however, in the opinion of management, such results have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein.



                                     QUARTERLY RESULTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                               First       Second      Third       Fourth
Year Ended December 31, 2003                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenues                               $ 1,106    $ 1,117      $ 1,268    $ 1,358
Operating expenses                             2,980      3,101        2,503      2,875
Interest and other, net                           76         54          220         53
Loss from continuing operations               (1,798)    (1,930)      (1,015)    (1,465)
Discontinued operations                        1,832        (30)         (43)        86
Net income (loss)                                 34     (1,960)      (1,058)    (1,379)
Basic income (loss) per common share:
 Loss from continuing operations               (0.09)     (0.09)       (0.05)     (0.07)
 Net income                                     0.00      (0.10)       (0.05)     (0.07)
Diluted (loss) income per common share:
 Loss from continuing operations               (0.09)     (0.09)       (0.05)     (0.07)
 Net income (loss)                              0.00      (0.10)       (0.05)     (0.07)

                                               First       Second      Third       Fourth
Year Ended December 31, 2002                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenues                               $   952     $   968      $ 1,041    $ 1,709
Operating expenses                             2,257       2,685        2,518      2,263
Interest and other, net                          204         175          138        141
Loss from continuing operations               (1,101)     (1,542)      (1,339)      (413)
Discontinued operations                           95          49          287        186
Net loss                                      (1,006)     (1,493)      (1,052)      (227)
Basic and diluted loss per common share:
 Loss from continuing operations               (0.05)      (0.08)       (0.07)     (0.02)
 Net loss                                      (0.05)      (0.07)       (0.05)     (0.01)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
A.P. Pharma, Inc.

We have audited the accompanying consolidated balance sheets of A.P. Pharma, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income
(loss), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.P. Pharma, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                         /s/ERNST & YOUNG LLP

Palo Alto, California
February 20, 2004




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectivenesss of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alert them to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls: During the quarter ended December 31, 2003, there have been no significant changes in the our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APP incorporates by reference the information set forth under the caption "Information Concerning the Board of Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on May 25, 2004.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is posted on our website at http://www.appharma.com under the caption Investor Relations.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

Item 11.  EXECUTIVE COMPENSATION

We have incorporated by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

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

Item 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference set forth under the caption "Report of the Audit Committee," "Ratification of Selection of Independent Auditors" and "Fees Paid to Ernst & Young" of the Proxy Statement.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) 1.  Financial Statements
         The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are included herein.
    2.  Financial Statement Schedules
         Schedule II  Valuation Accounts
         All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
         2.1-Copy of Asset Purchase Agreement between Registrant and RP
             Scherer South, Inc. dated June 21, 2000. (1)
         3-A-Copy of Registrant's Certificate of Incorporation. (2)
         3-B-Copy of Registrant's Bylaws. (2)
         10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (3)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5,
              1997. (4)*
         10-E-Lease Agreement between Registrant and Metropolitan Life
              Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (5)
         10-N-Agreement with Johnson & Johnson dated April 14, 1992. (6) 10-X-Registrant's Non-Qualified Plan
           23.1-Consent of Ernst & Young, LLP, Independent Auditors. 31.1-Certification of Chief Executive Officer pursuant to Rules
                13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.
           31.2-Certification of Chief Financial Officer pursuant to Rules
                13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.
           32-Certifications of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
     On November 7, 2003, the Company furnished a report on Form 8-K, under Item 12 its financial results for the quarter ended September 30,
      2003.

(c) Exhibits
     The Company hereby files as part of this Form 10-K the exhibits listed in Item 15(a)3 as set forth above.

--------------------------------------------------------------------------
    (1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Form 8-K dated July 25, 2000, and incorporated herein by reference.
    (2)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
    (3)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
    (4)Filed as an Exhibit No. 99.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-35151), and incorporated herein by reference.
    (5)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
    (6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

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

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ Michael O'Connell       President and Chief               March 25, 2004
-------------------------   Executive Officer                 --------------
Michael O'Connell           (Principal Executive Officer)


/S/ Gordon Sangster         Chief Financial Officer           March 25, 2004
-------------------------   (Principal Financial and          --------------
Gordon Sangster             Accounting Officer)


/S/ Paul Goddard            Chairman of the Board of          March 25, 2004
-------------------------   Directors                         --------------
Paul Goddard


/S/ Stephen Drury           Director                          March 25, 2004
-------------------------                                     --------------
Stephen Drury


/S/ Peter Riepenhausen      Director                          March 25, 2004
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 25, 2004
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory Turnbull        Director                          March 25, 2004
-------------------------                                     --------------
Gregory Turnbull


/S/ Dennis Winger           Director                          March 25, 2004
-------------------------                                     --------------
Dennis Winger


/S/ Robert Zerbe            Director                          March 25, 2004
-------------------------                                     --------------
Robert Zerbe


                                 EXHIBIT INDEX
                            Form 10-K Annual Report

2.1-Copy of Asset Purchase Agreement between Registrant and RP Scherer
    South, Inc. dated June 21, 2000. (1)
3-A-Copy of Registrant's Certificate of Incorporation. (2)
3-B-Copy of Registrant's Bylaws. (2)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (3)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997. (4)* 10-E-Lease Agreement between Registrant and Metropolitan Life Insurance
     Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (5)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (6) 10-X-Registrant's Non-Qualified Stock Plan.
21-Proxy Statement for the Annual Meeting of Shareholders. (7)
23.1-Consent of Ernst & Young LLP, Independent Auditors.
31.1-Certification of Chief Executive Officer pursuant to Rules
     13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.
31.2-Certification of Chief Financial Officer pursuant to Rules 13A-15(e)
     Promulgated under the Securities Exchange Act of 1934 as amended. 32-Certifications of Chief Executive Officer and Chief Financial Officer
   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------
  (1)Filed as an Exhibit with corresponding Exhibit No. to Registrant's
     Form 8-K dated July 25, 2000, and incorporated herein by reference.
  (2)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
  (3)Filed as Exhibit No. 28.1 to Registrant's Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
  (4)Filed as an Exhibit No. 99.1 to Registrant's Registration Statement on
     Form
     S-8 (Registration No. 333-35151), and incorporated herein by reference.
  (5)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
  (6)Filed as an Exhibit with corresponding Exhibit No. to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
  (7)To be filed supplementally.

*  Management Contract or Compensatory plans.

Schedule II

Valuation and Qualifying Accounts (in thousands)

                                             Additions    Deductions,
                                              Charged to  write-offs
                                   Beginning  Cost and      and      Ending
                                   Balance    Expense    Recoveries Balance
---------------------------------------------------------------------------
December 31, 2003
-----------------
Accounts receivable, allowance
  for bad debt                     $ 28      $ --       $ 28         $ --

Note receivable, allowance
  for doubtful note                $437      $ --       $ 24         $413

December 31, 2002
-----------------
Accounts receivable, allowance
  for bad debt                     $ --      $ 33       $  5         $ 28

Note receivable, allowance
  for doubtful note                $417      $ 50       $ 30         $437

December 31, 2001
-----------------
Accounts receivable, allowance
  for bad debt                     $223      $ --       $223         $ --

Note receivable, allowance
  For doubtful note                $ --      $417       $ --         $417
