Form 10-Q
period 2004-03-31
AP PHARMA INC /DE/
filed 2004-05-14
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2004


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

At April 30, 2004, the number of outstanding shares of the Company's common stock, par value $.01, was 20,744,735.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
----------------------------------------------------

                                      March 31, 2004  December 31, 2003
                                      --------------  -----------------
                                        (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $  2,400          $     97
  Marketable securities                   5,344             9,387
  Accounts receivable, net                1,466             1,340
  Prepaid expenses and other                421               434
                                         ------            ------

Total current assets                      9,631            11,258

Property and equipment, net               1,349             1,430
Other long-term assets                      287               467
                                         ------            ------
Total assets                           $ 11,267          $ 13,155
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  1,201          $    476
  Accrued expenses                        1,052             1,173
  Accrued disposition costs                  76                53
  Deferred revenue                          190               190
                                         ------            ------
Total current liabilities                 2,519             1,892
                                         ------            ------

Stockholders' equity:
  Common stock                           86,936            86,844
  Accumulated deficit                   (78,197)          (75,598)
  Accumulated other comprehensive
   income                                     9                17
                                         ------            ------
Total stockholders' equity                8,748            11,263
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 11,267          $ 13,155
                                         ======            ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------
(in thousands except per share amounts)
---------------------------------------


                                 Three Months Ended March 31,
                                 ----------------------------
                                      2004          2003
                                     ------        ------

Royalties                           $ 1,154       $ 1,032
Contract revenues                        26            74
                                     ------        ------

Total revenues                        1,180         1,106

Operating expenses:
 Research & development               3,035         2,202
 General & administrative               724           778
                                     ------        ------

Total operating expenses              3,759         2,980
                                     ------        ------

Operating loss                       (2,579)       (1,874)

Interest income, net                     31            77

Other income (expense), net              (2)           (1)
                                     ------        ------

Loss from continuing operations      (2,550)       (1,798)
Loss from discontinued operations       (50)          (54)
Gain on disposition of
 discontinued operations                  1         1,886
                                     ------        ------

Net income (loss)                   $(2,599)      $    34
                                     ======        ======

Basic earnings (loss) per share:
  Loss from continuing operations   $ (0.12)      $ (0.09)
                                     ======        ======
  Net income (loss)                 $ (0.13)      $     *
                                     ======        ======

Diluted earnings (loss) per share:
  Loss from continuing operations   $ (0.12)      $ (0.09)
                                     ======        ======
  Net income (loss)                 $ (0.13)      $     *
                                     ======        ======

Weighted average common shares
 outstanding-basic                   20,653        20,475
                                     ======        ======

Weighted average common shares
 outstanding-diluted                 20,653        20,516
                                     ======        ======

* Less than $0.01 per share.

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands
------------------------------------------------------------------------
except for share amounts)
-------------------------

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2004             2003
                                         ----------       ----------
Cash flows from operating activities:
 Net income (loss)                     $(2,599)         $    34
 Adjustments to reconcile net income
  (loss) to net cash used in operating
   activities:
   Loss from discontinued operations        50               54
   Gain on disposition of discontinued
    operations                              (1)          (1,886)
   Gain on sale of marketable
    securities                              (2)              --
   Depreciation and amortization            92              117
   Recovery of doubtful accounts and
    note receivable                         --               (8)
   Stock and stock option
    compensation awards to non-
    employees                                6               28
   Amortization of premium/discount
    and accretion of marketable
    securities                             (43)             (23)
   Loss on retirements of property
    and equipment                            6                8
   Changes in operating assets and
    liabilities:
     Accounts receivable                  (145)             (46)
     Prepaid expenses and other
      current assets                        13               73
     Other long-term assets                180             (292)
     Accounts payable                      725              (86)
     Accrued expenses                     (121)             447
                                        ------           ------
Net cash used in continuing
 operating activities                   (1,839)          (1,580)
Net cash used in discontinued
 operations                                (26)            (211)

Cash flows from investing activities:
  Proceeds from disposition of
   discontinued operations                   19           2,149
  Purchases of property and equipment       (18)            (26)
  Purchases of marketable securities     (1,295)         (2,836)
  Maturities of marketable securities     5,376           2,854
                                         ------          ------
Net cash provided by investing
  activities                              4,082           2,141
                                         ------          ------

Cash flows from financing activities:
Proceeds from the exercise of stock
 options                                     86              --
                                         ------          ------
Net cash proceeds provided by
 financing activities                        86              --

Net increase in cash and cash
 equivalents                              2,303             350
Cash and cash equivalents, beginning
 of the period                               97           3,282
                                         ------          ------
Cash and cash equivalents, end
 of the period                          $ 2,400         $ 3,632
                                         ======          ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
MARCH 31, 2004 and 2003 (UNAUDITED)
-----------------------------------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS
Analytical Standards, Inc through the date of sale (February
13, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the three months ended
March 31, 2004 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 26, 2004.

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

*	Royalties
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

*	License Fees
We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the three months ended March 31, 2004.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the three months ended March 31, 2004.

*	Contract Revenues
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

Accrued Disposition Costs
-------------------------

Costs relating to disposal of discontinued operations are reported as accrued disposition costs in the accompanying balance sheets. Accrued disposition costs include severance costs and gross profit guarantees.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. We invest excess cash in a variety of high grade short-term, interest-bearing securities. This diversification of risk is consistent with our policy to ensure safety of principal and to maintain liquidity.

Approximately 79% of the receivables were concentrated with two customers in the pharmaceutical industry as of March 31, 2004. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

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

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided, below, the pro forma disclosures of the effect on net income (loss) and net earnings (loss) per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented.

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                     2004              2003
                                  ------------     -----------
                                    (In thousands, except per
                                          share amounts)
Net earnings (loss), as reported  $(2,599)         $    34
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123            (104)            (132)
                                   ------           ------
Pro forma net loss                $(2,703)         $   (98)
                                   ======           ======
Basic earnings (loss) per
 share as reported                $ (0.13)         $     *
                                   ======           ======
Basic pro forma loss per
 share                            $ (0.13)         $    **
                                   ======           ======
Diluted earnings (loss) per
 share as reported                $ (0.13)         $     *
                                   ======           ======
Diluted pro forma loss per
 share                            $ (0.13)         $    **
                                   ======           ======

*  Less than $0.01 per share.
** Less than $(0.01) per share.

Fair values of awards granted under the stock option plans and employee stock purchase plan were estimated at grant or purchase dates using Black-Scholes option pricing model. For pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight line method. The multiple option approach is used to value the purchase rights granted under the employee stock purchase plan. We used the following assumptions:

                                        Three Months Ended
                                            March 31,
                                        ------------------
                                        2004          2003
                                        ----          ----
Expected life in years (from
 vesting date):
 Stock options                      5               5
 Employee stock purchase plan       1.5  -  2       1.5 -  2
Discount rate:
 Stock options                      2.8%            3.8%
 Employee stock purchase plan       1.47 -  1.82    1.7 -  3.2
Volatility
 Stock options                     65%            102%
 Employee stock purchase plan      65%   - 68%     68%  - 69%
Expected dividend yield             0%              0%

Reclassifications
-----------------

Certain immaterial amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

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

The following table sets forth the computation of our basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                        Three Months Ended
                                              March 31,
                                        ------------------
                                        2004            2003
                                        ----            ----
Loss from continuing operations      $ (2,550)       $ (1,798)
                                      =======         =======
Net income (loss)                      (2,599)             34
                                      =======         =======
Shares calculation:
Weighted average shares
 outstanding - basic                   20,653          20,475
Effect of dilutive securities:
 Stock options, employee stock
 purchase plan and stock to be
 issued to directors                       --              41
                                      -------         -------
Weighted average shares
 outstanding - diluted                 20,653          20,516
                                      =======         =======
Basic earnings (loss) per share:
 Loss from continuing operations     $  (0.12)       $  (0.09)
                                      =======         =======
 Net income (loss)                   $  (0.13)       $      *
                                      =======         =======
Diluted earnings (loss) per share:
 Loss from continuing operations     $  (0.12)       $  (0.09)
                                      =======         =======
 Net income (loss)                   $  (0.13)       $      *
                                      =======         =======

* Less than $0.01 per share.

The following stock options were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands, except exercise prices):

                                     Three Months Ended
                                         March 31,
                                     ------------------
                                   2004            2003
                                   ----            ----
Number outstanding                 2,197           2,929
Range of exercise prices        $1.00 - $10.25  $1.01 - $10.25

(3)  Comprehensive Income (Loss)
     ---------------------------
Comprehensive income (loss) for the three months ended March
31, 2004 and March 31, 2003 consists of the following (in thousands):


                                  Three Months Ended
                                       March 31,
                                  ------------------
                                 2004             2003
                                 ----             ----

Net income (loss)               $(2,599)          $    34

Unrealized losses on
 available-for-sale securities       (8)               (8)
                                 ------            ------
Comprehensive income (loss)     $(2,607)          $    26
                                 ======            ======

(4)  Commitments
     -----------

       In March 2004 we renegotiated the lease for our facilities. The following is our operating lease commitment as of March 31, 2004.

                    Twelve Months         Minimum
                    Ending March 31,      Payments
                    ----------------      --------
                    2005                  $  316
                    2006                     444
                    2007                     453
                    2008                     463
                    2009                     475
                    Thereafter               995
                                           -----
                    Total                 $3,146
                                           =====

(5)  Discontinued Operations
     -----------------------

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

Loss from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                   For the Three Months Ended
                                        March 31,
                                   --------------------------
                                        2004        2003
                                        ----        ----
Analytical Standards Division
-----------------------------
  Income from Analytical Standards
    division                          $  --        $   9
                                       ----         ----
                                         --            9
Cosmeceutical and Toiletry Business
-----------------------------------
  Recovery of doubtful accounts
   receivable                            --            4
  Change in estimates for gross
   profit guarantees                    (50)         (67)
                                      -----          ---
                                        (50)         (63)
                                      -----          ---
  Total loss from discontinued
   operations                        $  (50)        $(54)
                                      =====          ===

Basic and diluted loss per common share from discontinued operations excluding the gain on sale of the Analytical
Standards and cosmeceutical product lines were less than ($0.01) per share for the three months ended March 31, 2004 and 2003, respectively.

Gain on disposition of discontinued operations in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2003 represents the gain on the sale of certain assets of our Analytical Standards division in February
2003.

As of March 31, 2004, net assets relating to the discontinued operations include trade receivables of $119,000. Liabilities related to the discontinued operation in the amount of $76,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Cash used in discounted operations primarily relates to payments of severance costs to former employees who were terminated as a result of the sale of the Analytical Standards division.

Analytical Standards Division
-----------------------------

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products for a period of five years at rates ranging from 5% to 15%. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations. Royalties in excess of the guaranteed minimum royalties are included in the gain on disposition of discontinued operations when they are realized in accordance with our revenue recognition policy. We recorded additional royalties of $20,000 as income for the 3 months ended March 31, 2004.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 for the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. In the three months ended March 31, 2004 a reduction to the estimated severance charges of $19,000 was recorded. Approximately $184,000 of these severance charges has been paid through March 31, 2004.

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

(6)  Subsequent Events
     -----------------

On May 5, 2004, we announced our filing of a shelf registration statement with the Securities and Exchange Commission covering up to $15,000,000 of our common stock. The specific terms of this offering under the shelf registration will be established at the time of such offering.

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

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 26, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

On March 31, 2003, the Financial Accounting Standards Board ("FASB") issued an exposure draft of proposed statement titled Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We currently apply the recognition and measurement principles of APB Opinion No. 25. Under this opinion, no stock-based employee compensation expense is charged for options that were granted at an exercise price that was equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required to be disclosed in the footnotes to our financial statements by Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS No. 148, as if we had accounted for our employee stock options under the fair value method to that statement. The FASB will invite public comment regarding its proposed statement before issuing a final pronouncement, which is expected later this year. As the proposed statement currently stands, it would become effective with our fiscal quarter ended March 31, 2005. We monitor progress at the FASB and other developments with respect to the general issue of stock-based incentive compensation. In the future, should we expense the value of stock-based incentive compensation, either out of choice or due to new requirements issued by the FASB, and/or decide to alter our current employee compensation programs to provide other benefits in place of incentive stock options, we may have to recognize substantially more compensation expense. This may have an adverse impact on our results of operations.

Results of Operations for the Three Months Ended March 31, 2004 and
-------------------------------------------------------------------
2003
----

Our revenues are derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the first quarter of 2004 increased by $122,000 to $1,154,000 from $1,032,000 in the corresponding quarter of the prior year. This increase was due mainly to increased sales of Retin-A Micro(R). We expect royalty revenue to continue to increase in 2004.

Contract revenues decreased by $48,000 from $74,000 to $26,000 as a result of fewer collaborative research and development arrangements. Additionally, our feasibility studies frequently experience a period of inactivity while initial results are being evaluated by our collaborators.

Research and development expense for the first quarter of 2004 increased by $833,000 from $2,202,000 to $3,035,000 due mainly to the cost of Phase 2 clinical trials of APF112 for the treatment of post-surgical pain as well as preclinical studies of APF530 for the treatment of chemotherapy-induced nausea and vomiting. We expect research and development expense to continue at this level during the second quarter of 2004 while we are conducting human clinical trials for our two product candidates, APF112 and APF530.

General and administrative expense for the first quarter of 2004 decreased by $54,000 from $778,000 to $724,000 due to decreased investor relations, rent and depreciation costs, netted with an increase in consultant and professional fees. We expect general and administrative expense to remain essentially flat through the end of the year.

Interest income for the first quarter of 2004 decreased by $46,000 to $31,000 from $77,000 due to lower interest rates earned on lower average cash balances.

Loss from discontinued operations represents the net contribution
(loss) attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries product lines which were sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $50,000 for the three months ended March 31, 2004, compared with a net loss of $54,000 in the three months ended March 31, 2003.

Gain on disposition of discontinued operations of $1,886,000 for the three months ended March 31, 2003 relates to the sale of the Analytical Standards division on February 13, 2003 to GFS Chemicals, Inc., a private company based in Columbus, Ohio. We received $2,149,000 million in cash on the closing date and are entitled to receive royalties on sales varying from 5% to 15% for five years following the closing, with guaranteed minimum annual royalty payments.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased by $1,740,000 to $7,744,000 at March 31, 2004 from $9,484,000 at
December 31, 2003 due to cash used in operating activities.

Net cash used in continuing operating activities for the three months ended March 31, 2004 and 2003 was $1,839,000 and $1,580,000, respectively. The increase in net cash used in operating activities was mainly due to increased clinical and preclinical study costs.

Net cash provided by investing activities for the three months ended March 31, 2004 and 2003 was $4,082,000 and $2,141,000, respectively.
The increase in the cash provided by investing activities was primarily due to the maturities of $5,376,000 of marketable securities, partially offset by the purchases of $1,295,000 of marketable securities. The proceeds received from disposition of discontinued operations received in the three months ended March 31, 2004 of $19,000 relates to the royalties in excess of the guaranteed minimum royalties received from GFS Chemicals compared to $2,149,000 for the three months ended March 31, 2003 which relates to the proceeds received following the sale of our Analytical Standards division.

We have funded our operations, including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, and interest earned on short-term investments. Unless we agree on appropriate terms with a collaborator or partner, our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, may not be sufficient to meet our cash needs for the next year at the current planned expenditure levels. We will seek additional financing within this timeline through debt or equity financing, the sale of certain assets and technology rights, collaborative arrangements with prospective partners or other arrangements.

On May 5, 2004, we announced our filing of a shelf registration statement with the Securities and Exchange Commission which covered up to $15,000,000 of our common stock. If we decide to seek financing through this shelf offering, the specific terms will be established at that time.

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

We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

In March 2004 we renegotiated the lease for our facilities. The following is a summary of fixed payments related to certain contractual obligations as of March 31, 2004 (in thousands):

                                Less                       More
                                than    2 to 3   4 to 5    than
                     Total     1 year    years    years   5 years
                     -----     ------   ------   ------   -------
Operating Leases     $3,146     $316     $897     $938     $995
                      -----      ---      ---      ---      ---
Total                $3,146     $316     $897     $938     $995
                      =====      ===      ===      ===      ===



ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2003, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls: During the quarter ended March 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

ITEM 1. Legal Proceedings

      On October 22, 2003, Tristrata Technology, Inc. (Tristrata) filed an amended complaint joining A.P. Pharma, Inc. and other companies as defendants in Tristrata's action first filed July 12, 2002 against Cardinal Health, Inc. and others in the Federal District Court of Delaware. Tristrata's complaint alleges infringement of patents pertaining to alpha-hydroxy acids used in cosmetics. A.P. Pharma answered Tristrata's amended complaint on December 22, 2003. A.P. Pharma is vigorously defending this action.
 At this early stage of the proceedings we cannot state the amount, if any, which might be recovered by Tristrata from A.P. Pharma. In our opinion, this litigation should not have a material effect on our results of operations or financial condition.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit 10-Y Amendment to lease agreement dated March 29, 2004.

    Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.

    Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.

    Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    On March 12, 2004, the Company furnished a press release current report on Form 8-K reporting the earnings for the fourth quarter of 2003.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: May 14, 2004              By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: May 14, 2004              By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer