Form 10-Q
period 2004-06-30
AP PHARMA INC /DE/
filed 2004-08-13
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2004


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

At July 31, 2004, the number of outstanding shares of the Company's common stock, par value $.01, was 24,934,693.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

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

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
----------------------------------------------------

                                      June 30, 2004   December 31, 2003
                                      -------------   -----------------
                                        (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $  5,813          $     97
  Marketable securities                  10,844             9,387
  Accounts receivable, net                1,287             1,340
  Prepaid expenses and other                462               434
                                         ------            ------

Total current assets                     18,406            11,258

Property and equipment, net               1,366             1,430
Other long-term assets                      282               467
                                         ------            ------
Total assets                           $ 20,054          $ 13,155
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    374          $    476
  Accrued expenses                        1,154             1,173
  Accrued disposition costs                 129                53
  Deferred revenue                          176               190
                                         ------            ------
Total current liabilities                 1,833             1,892
                                         ------            ------

Stockholders' equity:
  Common stock                           98,865            86,844
  Accumulated deficit                   (80,642)          (75,598)
  Accumulated other comprehensive
   income                                    (2)               17
                                         ------            ------
Total stockholders' equity               18,221            11,263
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 20,054          $ 13,155
                                         ======            ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------
(in thousands, except per share amounts)
---------------------------------------


                                 Three Months Ended June 30,      Six Months Ended June 30,
                                 ---------------------------      -------------------------
                                      2004          2003             2004            2003
                                     ------        ------           ------          ------

Royalties                           $ 1,103       $ 1,031          $ 2,257         $ 2,063
Contract revenues                       181            86              206             160
                                     ------        ------           ------          ------

Total revenues                        1,284         1,117            2,463           2,223

Operating expenses:
 Research & development               2,963         2,335            5,999           4,537
 General & administrative               762           766            1,486           1,544
                                     ------        ------           ------          ------

Total operating expenses              3,725         3,101            7,485           6,081
                                     ------        ------           ------          ------

Operating loss                       (2,441)       (1,984)          (5,022)         (3,858)

Interest income, net                     24            64               56             141

Other income (expense), net              25           (10)              23             (12)
                                     ------        ------           ------          ------

Loss from continuing operations      (2,392)       (1,930)          (4,943)         (3,729)
Gain (loss) from discontinued
 operations                             (52)          (30)            (101)          1,802
                                     ------        ------           ------          ------

Net loss                            $(2,444)      $(1,960)         $(5,044)        $(1,927)
                                     ======        ======           ======          ======

Basic and diluted earnings (loss)
 per share:
  Loss from continuing operations   $ (0.11)      $ (0.09)         $ (0.24)        $ (0.18)
                                     ======        ======           ======          ======
  Net loss                          $ (0.12)      $ (0.10)         $ (0.24)        $ (0.09)
                                     ======        ======           ======          ======

Weighted average common shares
 outstanding-basic and diluted       21,048        20,535           20,850          20,505
                                     ======        ======           ======          ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands,
-------------------------------------------------------------------------
except for share amounts)
-------------------------

                                          Six months ended June 30,
                                          -------------------------
                                            2004             2003
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                              $(5,044)         $(1,927)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Gain (loss) from discontinued
    operations                             101           (1,802)
   Gain on sale of marketable
    securities                              (2)              --
   Depreciation and amortization           186              236
   Recovery of doubtful accounts and
    note receivable                        (10)              (8)
   Stock and stock option
    compensation awards to non-
    employees                               69               73
   Amortization of premium/discount
    and accretion of marketable
    securities                             (42)              (1)
   Loss on retirements of property
    and equipment                            6               15
   Changes in operating assets and
    liabilities:
     Accounts receivable                    (7)             (27)
     Prepaid expenses and other
      current assets                       (18)            (222)
     Other long-term assets                185             (287)
     Accounts payable                     (102)             109
     Accrued expenses                      (18)              74
     Deferred revenue                      (14)              24
                                        ------           ------
Net cash used in continuing
 operating activities                   (4,710)          (3,743)
Net cash received from (used in)
 discontinued operations                    35             (316)

Cash flows from investing activities:
  Proceeds from discontinued operations     --            2,139
  Purchases of property and equipment     (129)            (130)
  Purchases of marketable securities    (8,224)          (4,238)
  Maturities of marketable securities    6,793            4,226
                                         ------          ------

Net cash (used in) provided by
  investing activities                   (1,560)          1,997

Cash flows from financing activities:
Proceeds on issuance of common
 stock, net of issuance cost             11,756              --
Proceeds from the exercise of stock
 options                                    149              --
Proceeds from issuance of shares under
 Employee Stock Purchase Plan                46              25
                                         ------          ------
Net cash proceeds provided by
 financing activities                    11,951              25

Net increase (decrease) in cash and
 cash equivalents                         5,716          (2,037)
Cash and cash equivalents, beginning
 of the period                               97           3,282
                                         ------          ------
Cash and cash equivalents, end
 of the period                          $ 5,813         $ 1,245
                                         ======          ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 2004 and 2003 (UNAUDITED)
----------------------------------

(1)  Basis of Presentation
     ---------------------


A.P. Pharma, Inc. (the "Company", "we", "our", or "us") is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future operating periods. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS
Analytical Standards, Inc through the date of sale (February
13, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 26, 2004.

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

Revenue Recognition
-------------------

Our revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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
We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for the Company to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the three or six months ended June 30, 2004.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the three or six months ended June 30, 2004.

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

Cash Equivalents and Short-term Investments
-------------------------------------------

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents. Investments which have original maturities of three months or longer are classified as marketable securities in the accompanying balance sheets.

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

Approximately 84% of the receivables were concentrated with two customers in the pharmaceutical industry as of June 30, 2004. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

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

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided, below, the pro forma disclosures of the effect on net loss and net loss per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share amounts).




                                        Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        ------------------      ----------------
                                        2004          2003      2004        2003
                                        ----          ----      ----        ----
Net loss, as reported                 $(2,444)      $(1,960)  $(5,044)    $(1,927)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123                (102)         (110)     (206)       (230)
                                       ------        ------    ------      ------
Pro forma net loss                    $(2,546)      $(2,070)  $(5,250)    $(2,157)
                                       ======        ======    ======      ======
Basic and diluted loss per
 share as reported                    $ (0.12)      $ (0.10)  $ (0.24)    $ (0.09)
                                       ======        ======    ======      ======
Basic and diluted pro forma
 loss per share                       $ (0.12)      $ (0.10)  $ (0.25)    $ (0.11)
                                       ======        ======    ======      ======



Fair values of awards granted under the stock option plans and employee stock purchase plan were estimated at grant or purchase dates using the Black-Scholes option pricing model. For pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight line method. The multiple option approach is used to value the purchase rights granted under the employee stock purchase plan. We used the following assumptions:




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------
                                   2004         2003         2004         2003
                                   ----         ----         ----         ----
Expected life in years (from
 vesting date):
 Stock options                     5            5            5            5
 Employee stock purchase plan      1.5  - 2     1.5  - 2     1.5  - 2     1.5  - 2
Interest rate:
 Stock options                     3.8%         2.4%         3.1%         2.4%
 Employee stock purchase plan      1.47 - 2.32  1.47 - 1.82  1.47 - 2.32  1.47 - 1.82
Volatility:
 Stock options                    63%          68%          64%          68%
 Employee stock purchase plan     65% - 68%    65 - 68%     65 - 68%     65 - 68%
Expected dividend yield:           0%           0%           0%           0%



Reclassifications
-----------------

Certain immaterial amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)  Loss Per Share Information
     --------------------------

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Because the Company is in a net loss position for the three and six months ended June 30, 2004 and 2003, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and six months ended June 30, 2004 and 2003 consists of the following (in thousands):



                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------
                                   2004         2003         2004         2003
                                   ----         ----         ----         ----
Net loss                          $(2,444)     $(1,960)     $(5,044)     $(1,927)

Unrealized losses on
 available-for-sale securities        (11)         (14)         (19)         (22)

Comprehensive loss                 $(2,455)    $(1,974)     $(5,063)     $(1,949)
                                    ======      ======       ======       ======




(4)  Stockholders' Equity
     --------------------

In June 2004, we sold 4,153,335 shares of common stock at a price of $3.00 per share, for net proceeds of approximately $11.8 million after deducting placement agent fees and costs associated with the offering. The shares were offered under our shelf registration statement on Form S-3, as amended.

During the six months ended June 30, 2004, 67,590 and 50,750 shares of common stock were issued through the exercise of stock options and purchased under the Employee Stock Purchase Plan, respectively. Additionally, in May 2004, shareholders approved the increase in shares reserved for issuance under the 2002 Stock Incentive Plan and 1997 Employee Stock Purchase Plan by 400,000 and 100,000, respectively.

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

Gain (loss) from discontinued operations represents the gain from sale of the Analytical Standards division to GFS Chemicals on February 13, 2003, income attributable to the Analytical Standards division and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                    For the Six Months Ended
                                           June 30,
                                    ------------------------
                                        2004        2003
                                        ----        ----
Analytical Standards Division
-----------------------------
  Gain on sale of Analytical
    Standards division                $   2        $1,865
  Income from Analytical Standards
    division                          $  --        $    7
                                       ----         -----
                                          2         1,872
Cosmeceutical and Toiletry Business
-----------------------------------
  Recovery of doubtful accounts
   receivable                            --             4
  Change in estimates for gross
   profit guarantees                   (103)          (84)
  Change in estimate of provision
   for income taxes and tax refunds      --            10
                                      -----          ----
                                       (103)          (70)
                                      -----          ----
  Total gain (loss) from
   discontinued operations           $ (101)       $1,802
                                      =====         =====

Basic and diluted loss per common share from discontinued operations excluding the gain on sale of the Analytical Standards and cosmeceutical product lines were less than ($0.01) per share for the six months ended June 30, 2004 and 2003, respectively.

Liabilities related to the discontinued operations as of June 30, 2004 in the amount of $129,000 include severance costs and accruals for gross profit guarantees compared to $53,000 as of December 31, 2003. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Net cash received from (used in) discontinued operations of $35,000 and $(316,000) for the six months ended June 30, 2004 and 2003, respectively relates to royalties received from GFS offset by payments of severance costs to former employees who were terminated as a result of the sale of the Analytical Standards division.

Analytical Standards Division
-----------------------------

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products for a period of five years at rates ranging from 5% to 15%. The net present value of the guaranteed minimum royalties is included in the gain (loss) from discontinued operations. Royalties in excess of the guaranteed minimum royalties are included in the gain (loss) from discontinued operations when they are realized in accordance with our revenue recognition policy. We recorded additional royalties of $20,000 as income for the six months ended June 30, 2004.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 for the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. In the six months ended June 30, 2004, a reduction to the estimated severance charges of $19,000 was recorded. Approximately $184,000 of these severance charges has been paid through June 30, 2004 and approximately $7,000 is included in accrued disposition costs.

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

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit percentage. The Gross Profit Guaranty aggregated $527,000 for the first four guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (all dollar amounts rounded to the
        ------------------------------------------------------------
        nearest thousand)
        -----------------

Overview
--------

We are a specialty pharmaceutical company focused on the development of ethical (prescription) pharmaceuticals utilizing our proprietary polymer-based drug delivery systems. Our primary focus is the development and commercialization of our bioerodible injectable and implantable systems under the trade name Biochronomer(TM). Initial target areas of application for our drug delivery technology include pain management, anti-nausea, inflammation, vaccines and ophthalmology applications. Our product development programs are funded by the sale of common stock in June 2004, royalties from topical products currently marketed by pharmaceutical partners, proceeds from the divestitures of our cosmeceutical and analytical standards product lines and by fees we receive from collaborative partners.

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

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 26, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Results of Operations for the Three and Six Months Ended June 30,
-----------------------------------------------------------------
2004 and 2003
-------------

Our revenues are derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the three and six months ended June 30, 2004 were $1,103,000 and $2,257,000, respectively, compared to $1,031,000 and
$2,063,000, respectively, in the same periods in 2003. These increases were due mainly to continued growth in sales of Retin-A Micro(R). We expect royalty revenue to continue to increase in the second half of 2004.

Contract revenues for the three and six months June 30, 2004 were $181,000 and $206,000, respectively, compared to $86,000 and $160,000, respectively, in the same periods in 2003. The increase is mainly due to the initiation of a new collaborative research and development arrangement in 2004.

Research and development expense increased approximately $628,000 and $1,462,000 for the three and six months ended June 30, 2004, respectively, from $2,335,000 and $4,537,000, respectively, for the same periods in 2003. These increases were due mainly to the cost of Phase 2 clinical trials using APF112 for the treatment of post-surgical pain as well as the initiation of Phase 1 studies using APF530 for the treatment of chemotherapy-induced nausea and vomiting. In August 2004, we announced the preliminary top-line results of our Phase 2 study using APF112. Although safety and tolerability as evaluated in both parts of the study were very good, no significant difference was shown between the two doses of APF112 and the standard of care (bupivacaine), in terms of pain scores as well as the amount of rescue pain medication used. Mean Visual Analog Scale (VAS) pain scores in the standard of care group (bupivacaine) were unusually low at approximately 3, compared with historical published data of approximately 5, within the first 24 hours post surgery. We and our consultants are continuing to analyze and evaluate the results of the trial and are considering a variety of alternatives regarding the future of APF112. We expect research and development expense to decline in the second half of 2004 upon the completion of the Phase 2 clinical trials using APF112.

General and administrative expense decreased moderately for the three and six months ended June 30, 2004 compared to the corresponding periods in 2003. General and administrative costs are expected to increase moderately in the second half of 2004 due to additional costs associated with the requirements under Section 404 of the Sarbanes Oxley Act.

Net interest income for the three and six months ended June 30, 2004 decreased by $40,000 and $85,000, respectively from $64,000 and $141,000, respectively, for the corresponding periods in 2003.
These decreases were due to lower interest rates earned on lower average cash balances. We expect interest income to increase in the second half of 2004 due to the receipt of approximately $11.8 million resulting from the common stock sale in June 2004 under our shelf registration statement.

Gain (loss) from discontinued operations represents the gain on sale of the Analytical Standards division in February 2003 partially offset by the loss from discontinued operations attributable to the Analytical Standards division and the cosmeceutical and toiletries product lines. The loss from discontinued operations totaled $52,000 for the three months ended June 30, 2004, compared to $30,000 in the three months ended June 30, 2003. The loss on discontinued operations totaled $101,000 for the six months ended June 30, 2004, compared with the gain on the disposition of the Analytical Standards division of $1,802,000 in the six months ended June 30, 2003.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities increased by $7,173,000 to $16,657,000 at June 30, 2004 from $9,484,000 at
December 31, 2003 due primarily to the sale of 4,153,335 shares of common stock in June 2004 at a price of $3.00 per share for net proceeds of approximately $11.8 million.

Net cash used in continuing operating activities for the six months ended June 30, 2004 and 2003 was $4,710,000 and $3,743,000, respectively. The increase in net cash used in operating activities was mainly due to increased clinical and preclinical study costs.

Net cash used in investing activities for the six months ended June 30, 2004 was $1,560,000 compared to net cash provided by investing activities of $1,997,000 for the six months ended June 30, 2003. The increase in the cash used in investing activities was primarily due to the purchase of $8,224,000 of marketable securities, partially offset by the maturities of $6,793,000 of marketable securities.

In June 2004, we sold 4,153,335 shares of common stock in a public offering at a price of $3.00 per share with net proceeds of approximately $11.8 million.

We have funded our operations, including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, fees received in connection with collaborative research and development arrangements, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, sale of common stock in June 2004 and interest earned on short-term investments. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees are sufficient to meet our cash needs for at least 1 year.

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

In June 2004, we renegotiated the lease for our facilities. The following is a summary of fixed payments related to certain contractual obligations as of June 30, 2004 (in thousands):

                                Less                       More
                                than    2 to 3   4 to 5    than
                     Total     1 year    years    years   5 years
                     -----     ------   ------   ------   -------
Operating Leases     $3,161     $417     $937     $938     $869
                      -----      ---      ---      ---      ---
Total                $3,161     $417     $937     $938     $869
                      =====      ===      ===      ===      ===

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit percentage. The Gross Profit Guaranty aggregated $527,000 for the first four guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years.


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2003, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls: During the quarter ended June 30, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's annual shareholder's meeting was held on May 25, 2004, at which the following proposal was approved:

Proposal I:  Election of the following directors:

                                     Votes For      Votes Withheld
                                     ---------      --------------
Paul Goddard
 Chairman of the Board               19,076,329       357,738
Stephen Drury                        16,772,478     2,661,589
Michael O'Connell                    19,053,733       380,334
Peter Riepenhausen                   18,657,608       776,549
Toby Rosenblatt                      18,604,973       829,094
Gregory Turnbull                     18,589,578       847,489
Dennis Winger                        18,979,964       454,103
Robert Zerbe                         19,085,139       348,928

Proposal II: To amend the Company's 1997 Employee Stock Purchase Plan to increase by 100,000 the number of shares of common stock reserved for issuance under the Plan.

    Votes For       Votes Against       Abstain     Votes Withheld
    ---------       -------------       -------     --------------
    9,448,316       489,001             63,061      9,433,689

Proposal III: To amend the Company's 2002 Equity Incentive Plan to increase by 400,000 the number of shares of common stock reserved for issuance under the Plan.

    Votes For       Votes Against       Abstain     Votes Withheld
    ---------       -------------       -------     --------------
    7,150,783       2,789,605           59,990      9,433,689

Proposal IV: To approve Ernst & Young LLP as A.P. Pharma's independent public accountants.

    Votes For       Votes Against       Abstain
    ---------       -------------       -------
    19,279,157       98,530             56,380

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.

    Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.

    Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    On April 28, 2004, we furnished a current report on Form 8-K in connection with the issuance of a press release announcing our earnings for the first quarter of 2004.

    On June 24, 2004, we filed a current report on Form 8-K announcing the sale and issuance of 4,153,335 shares of common stock for net proceeds of approximately $11.8 million.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A.P. PHARMA, INC.



Date: August 13, 2004              By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: August 13, 2004              By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer