Form 10-Q
period 2004-09-30
AP PHARMA INC /DE/
filed 2004-11-15
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2004


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

At October 29, 2004, the number of outstanding shares of the Company's common stock, par value $.01, was 25,010,215.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
----------------------------------------------------

                                       September 30,    December 31,
                                           2004             2003
                                       -------------    ------------
                                       (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $    673          $     97
  Marketable securities                  14,574             9,387
  Accounts receivable, net                1,238             1,340
  Prepaid expenses and other                500               434
                                         ------            ------

Total current assets                     16,985            11,258

Property and equipment, net               1,313             1,430
Other long-term assets                      281               467
                                         ------            ------
Total assets                           $ 18,579          $ 13,155
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    701          $    476
  Accrued expenses                        1,387             1,173
  Accrued disposition costs                 164                53
  Deferred revenue                           --               190
                                         ------            ------
Total current liabilities                 2,252             1,892
                                         ------            ------

Stockholders' equity:
  Common stock                           98,895            86,844
  Accumulated deficit                   (82,562)          (75,598)
  Accumulated other comprehensive
   income                                    (6)               17
                                         ------            ------
Total stockholders' equity               16,327            11,263
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 18,579          $ 13,155
                                         ======            ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------
(in thousands, except per share amounts)
---------------------------------------


                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                                      ------------------               -----------------
                                      2004          2003             2004            2003
                                     ------        ------           ------          ------

Royalties                           $ 1,258       $ 1,149          $ 3,515         $ 3,211
Contract revenues                       200           119              407             279
                                     ------        ------           ------          ------

Total revenues                        1,458         1,268            3,922           3,490

Operating expenses:
 Research & development               2,656         1,854            8,655           6,391
 General & administrative               760           649            2,245           2,193
                                     ------        ------           ------          ------

Total operating expenses              3,416         2,503           10,900           8,584
                                     ------        ------           ------          ------

Operating loss                       (1,958)       (1,235)          (6,978)         (5,094)

Interest income, net                     70            55              126             197

Other income (expense), net               1           165               23             153
                                     ------        ------           ------          ------

Loss from continuing operations      (1,887)       (1,015)          (6,829)         (4,744)
Gain (loss) from discontinued
 operations                             (34)          (43)            (135)          1,759
                                     ------        ------           ------          ------

Net loss                            $(1,921)      $(1,058)         $(6,964)        $(2,985)
                                     ======        ======           ======          ======

Basic and diluted loss
 per share:
  Loss from continuing operations   $ (0.08)      $ (0.05)         $ (0.31)        $ (0.23)
                                     ======        ======           ======          ======
  Net loss                          $ (0.08)      $ (0.05)         $ (0.31)        $ (0.15)
                                     ======        ======           ======          ======

Weighted average common shares
 outstanding-basic and diluted       24,936        20,571           22,212          20,527
                                     ======        ======           ======          ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands, except for share amounts)
----------------------------------------

                                          For the nine months ended
                                                September 30,
                                          -------------------------
                                            2004             2003
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                               $(6,964)         $(2,985)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Gain (loss) from discontinued
    operations                              135           (1,759)
   Gain on sale of marketable
    securities                               (2)              --
   Depreciation and amortization            283              341
   Recovery of doubtful accounts and
    note receivable                         (10)             (16)
   Stock-based compensation
    to non-employees                         99              119
   Accretion of premium/discount
    to marketable securities                (65)              44
   Loss on retirements of property
    and equipment                             7               15
   Changes in operating assets and
    liabilities:
     Accounts receivable                      8               --
     Prepaid expenses and other
      current assets                        (56)             (97)
     Other long-term assets                 186             (283)
     Accounts payable                       224               27
     Accrued expenses                       214              197
     Deferred revenue                      (190)            (193)
                                         ------           ------
Net cash used in continuing
 operating activities                    (6,131)          (4,590)
Net cash received from (used in)
 discontinued operations                     70             (333)

Cash flows from investing activities:
  Proceeds from discontinued operations      --            2,139
  Purchases of property and equipment      (173)            (185)
  Purchases of marketable securities    (15,922)          (5,649)
  Sales of marketable securities         10,779            6,784
                                         ------           ------

Net cash (used in) provided by
  investing activities                   (5,316)           3,089

Cash flows from financing activities:
Proceeds on issuance of common
 stock, net of issuance costs            11,756               --
Proceeds from the exercise of stock
 options                                    151               --
Proceeds from issuance of shares under
 the Employee Stock Purchase Plan            46               25
                                         ------           ------
Net cash proceeds provided by
 financing activities                    11,953               25

Net increase (decrease) in cash and
 cash equivalents                           576           (1,809)
Cash and cash equivalents, beginning
 of the period                               97            3,282
                                          -----           ------
Cash and cash equivalents, end
 of the period                           $  673          $ 1,473
                                          =====           ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
SEPTEMBER 30, 2004 and 2003 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------


A.P. Pharma, Inc. (the "Company", "we", "our", or "us") is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted for our own product portfolio as well as under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future operating periods. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, APS
Analytical Standards, Inc through the date of sale (February
13, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 26, 2004.

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

*	Royalties
Royalties from licensees are based on third-party sales of licensed products or technologies and recorded as earned in accordance with contract terms when third-party results can be reliably determined and collectibility is reasonably assured.

Generally, contractually required minimum royalties are recorded ratably throughout the contract period. Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.

*	License Fees
We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for the Company to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the three or nine months ended September 30, 2004.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the three or nine months ended September 30, 2004.

*	Contract Revenues
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

Accrued Disposition Costs
-------------------------

Costs relating to disposal of discontinued operations are reported as accrued disposition costs in the accompanying balance sheets. Accrued disposition costs include severance costs and gross profit guarantees (see note 5).

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

Approximately 87% of the receivables were concentrated with two customers in the pharmaceutical industry as of September 30, 2004. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

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

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided below the pro forma disclosures of the effect on net loss and net loss per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented (in thousands, except per share amounts).




                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        ------------------      ----------------
                                        2004          2003      2004        2003
                                        ----          ----      ----        ----
Net loss, as reported                 $(1,921)      $(1,058)  $(6,964)    $(2,985)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS No. 123            (102)          (99)     (308)       (326)
                                       ------        ------    ------      ------
Pro forma net loss                    $(2,023)      $(1,157)  $(7,272)    $(3,311)
                                       ======        ======    ======      ======
Basic and diluted loss per
 share as reported                    $ (0.08)      $ (0.05)  $ (0.31)    $ (0.15)
                                       ======        ======    ======      ======
Basic and diluted pro forma
 loss per share                       $ (0.08)      $ (0.06)  $ (0.33)    $ (0.16)
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




                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------        ----------------
                                   2004         2003         2004         2003
                                   ----         ----         ----         ----
Expected life in years (from
 vesting date):
 Stock options                     5            5            5            5
 Employee stock purchase plan      1.5  - 2     1.5  - 2     1.5  - 2     1.5  - 2
Interest rate:
 Stock options                     3.4%         2.8%         3.2%         2.8%
 Employee stock purchase plan      1.47%-2.32%  1.20%-3.26%  1.20%-2.32%  1.20%-4.22%
Volatility:
 Stock options                    75%          66%          69%          66%
 Employee stock purchase plan     65% - 68%    68           65 - 69%     65 - 68%
Expected dividend yield:           0%           0%           0%           0%


In March 2004 the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95" (proposed FAS 123R). The proposed FAS 123R would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim or annual periods beginning after June 15, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on the date of implementation, July 1, 2005. The FASB expects to issue a final standard by December 31, 2004. A.P. Pharma is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.



Reclassifications
-----------------

Certain immaterial amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(2)  Loss Per Share Information
     --------------------------

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Because the Company is in a net loss position for the three and nine months ended September 30, 2004 and 2003, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and nine months ended
September 30, 2004 and 2003 consists of the following (in thousands):



                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------        -----------------
                                   2004         2003         2004         2003
                                   ----         ----         ----         ----
Net loss                          $(1,921)     $(1,058)     $(6,964)     $(2,985)

Unrealized losses on
 available-for-sale securities         (5)         (19)         (23)         (41)
                                   ------       ------       ------       ------

Comprehensive loss                $(1,926)     $(1,077)     $(6,987)     $(3,026)
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

During the nine months ended September 30, 2004, 68,448 and 50,750 shares of common stock were issued through the exercise of stock options and purchased under the Employee Stock Purchase Plan, respectively. Additionally, in May 2004, shareholders approved the increase in shares reserved for issuance under the 2002 Stock Incentive Plan and 1997 Employee Stock Purchase Plan by 400,000 and 100,000, respectively.

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

Gain (loss) from discontinued operations represents the gain on sale of the Analytical Standards division to GFS Chemicals on February 13, 2003, income attributable to the Analytical
Standards division and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                    For the Nine Months Ended
                                         September 30,
                                    -------------------------
                                        2004        2003
                                        ----        ----
Analytical Standards Division
-----------------------------
  Gain on sale of Analytical
    Standards division                $   3        $1,870
  Income from Analytical Standards
    division                          $  --        $    7
                                       ----         -----
                                          3         1,877
Cosmeceutical and Toiletry Business
-----------------------------------
  Recovery of doubtful accounts
   receivable                            --             4
  Change in estimates for gross
   profit guarantees                   (138)         (132)
  Change in estimate of provision
   for income taxes and tax refunds      --            10
                                      -----          ----
                                       (138)         (118)
                                      -----          ----
  Total gain (loss) from
   discontinued operations           $ (135)       $1,759
                                      =====         =====

Basic and diluted loss per common share from discontinued operations excluding the gain on sale of the Analytical
Standards and cosmeceutical product lines were less than ($0.01) per share for the nine months ended September 30, 2004 and 2003, respectively.

Liabilities related to the discontinued operations as of September 30, 2004 in the amount of $164,000 include severance costs and accruals for gross profit guarantees compared to $53,000 as of December 31, 2003. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Net cash received from (used in) discontinued operations of $70,000 and $(333,000) for the nine months ended September 30, 2004 and 2003, respectively, relates to royalties received from GFS offset by payments of severance costs to former employees who were terminated as a result of the sale of the Analytical Standards division.

Analytical Standards Division
-----------------------------

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products for a period of five years at rates ranging from 5% to 15%. The net present value of the guaranteed minimum royalties is included in the gain (loss) from discontinued operations. Royalties in excess of the guaranteed minimum royalties are included in the gain (loss) from discontinued operations when they are realized in accordance with our revenue recognition policy. We recorded additional royalties of $20,000 as income for the nine months ended September 30, 2004.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 for the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. In the nine months ended September 30, 2004, a reduction to the estimated severance charges of $19,000 was recorded. Approximately $184,000 of these severance charges has been paid through September 30, 2004 and approximately $7,000 is included in accrued disposition costs.

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

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 26, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.


In March 2004 the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95" (proposed FAS 123R). The proposed FAS 123R would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim or annual periods beginning after June 15, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on the date of implementation, July 1, 2005. The FASB expects to issue a final standard by December 31, 2004. A.P. Pharma is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Results of Operations for the Three and Nine Months Ended September
-------------------------------------------------------------------
30, 2004 and 2003
-----------------

Our revenues are derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the three and nine months ended September 30, 2004 were $1,258,000 and $3,515,000, respectively, compared to $1,149,000 and $3,211,000, respectively, in the same periods in 2003. These increases were due mainly to growth in sales of Retin-A Micro(R) and Carac. We expect royalty revenue to continue to increase in the fourth quarter of 2004.

Contract revenues for the three and nine months September 30, 2004 were $200,000 and $407,000, respectively, compared to $119,000 and $279,000, respectively, in the same periods in 2003. The increase is mainly due to the initiation of a new collaborative research and development arrangement in 2004.

Research and development expense increased by approximately $802,000 and $2,264,000 during the three and nine months ended September 30, 2004, respectively, from $1,854,000 and $6,391,000, respectively, for the same periods in 2003. These increases were due mainly to the cost of Phase 2 clinical trials with APF112 for the treatment of post-surgical pain as well as the initiation of a Phase 1 clinical trial using APF530 for the prevention of acute and delayed chemotherapy-induced nausea and vomiting. The Phase 1 clinical trial using APF530 for the treatment of acute and delayed chemotherapy-induced nausea and vomiting and our pre-clinical toxicology studies have now been completed. A U.S. regulatory submission is planned for early in 2005 and we expect to initiate pivotal studies later in 2005. We and our consultants have considered a variety of alternatives regarding the future development of APF112, and a Phase 2b clinical study is in the advanced stages of planning. However, due to the current and anticipated demands on our resources for the planned clinical program for APF530, we will delay the start of the Phase 2b study with APF112 until a partner or additional resources have been secured.

General and administrative expense increased by approximately $111,000 and $52,000 during the three and nine months ended September 30, 2004 respectively, from $649,000 and $2,193,000, respectively, due primarily to additional costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Net interest income for the three months ended September 30, 2004 increased by $15,000 to $70,000 and decreased for the nine months ended September 30, 2004 by $71,000 to $126,000. These changes were due to lower interest rates earned on lower average cash balances in the first half of the year and higher cash balances in the third quarter of 2004 as a result of the stock issuance in June 2004. We expect interest income to increase in the fourth quarter of 2004 due to the receipt of approximately $11.8 million from the common stock sale in June 2004 under our shelf registration statement.

Gain (loss) from discontinued operations represents the gain on sale of the Analytical Standards division in February 2003, partially offset by the loss from discontinued operations attributable to the Analytical Standards division and the cosmeceutical and toiletries product lines. The loss from discontinued operations totaled $34,000 for the three months ended September 30, 2004, compared to $43,000 for the three months ended September 30, 2003. The loss from discontinued operations totaled $135,000 for the nine months ended September 30, 2004, compared with the gain on the disposition of the Analytical Standards division of $1,759,000 in the nine months ended September 30, 2003.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities increased by $5,763,000 to $15,247,000 at September 30, 2004 from $9,484,000 at
December 31, 2003 due primarily to the sale of 4,153,335 shares of common stock in June 2004 at a price of $3.00 per share for net proceeds of approximately $11.8 million.

Net cash used in continuing operating activities for the nine months ended September 30, 2004 and 2003 was $6,131,000 and $4,590,000,
respectively. The increase in net cash used in operating activities was mainly due to increased clinical and preclinical study costs.

Net cash used in investing activities for the nine months ended September 30, 2004 was $5,316,000 compared to net cash provided by investing activities of $3,089,000 for the nine months ended September 30, 2003. The increase in the cash used in investing activities was primarily due to the purchase of $15,922,000 of marketable securities, partially offset by the sale of $10,779,000 of marketable securities.

In June 2004, we sold 4,153,335 shares of common stock in a public offering at a price of $3.00 per share which yielded net proceeds of approximately $11.8 million.

We have funded our operations, including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, fees received in connection with collaborative research and development arrangements, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, sale of common stock in June 2004 and interest earned on short-term investments. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees are sufficient to meet our cash needs through at least the first half of 2006.

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

In March 2004, we renegotiated the lease for our facilities. The following is a summary of fixed payments related to certain contractual obligations as of September 30, 2004 (in thousands):

                                Less                       More
                                than    2 to 3   4 to 5    than
                     Total     1 year    years    years   5 years
                     -----     ------   ------   ------   -------
Operating Leases     $3,068     $425     $943     $951     $749
                      -----      ---      ---      ---      ---
Total                $3,068     $425     $943     $951     $749
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

ITEM 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the end of period covered by this report, our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

(b) Changes in internal controls:  During the quarter ended
September 30, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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


                                     A.P. PHARMA, INC.



Date: November 15, 2004           By:  /S/ Michael O'Connell
     ------------------              ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: November 15, 2004           By:  /S/ Gordon Sangster
     ------------------              ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer