Form 10-K
period 2004-12-31
AP PHARMA INC /DE/
filed 2005-03-15
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K
                 FOR ANNUAL & TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2004 or

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
                                                                 ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                    Yes [X ]  No [  ]
                                                        ----     ----

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004, was $59,317,227. (1)

As of February 28, 2005, 25,040,392 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 7,227,200 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at June 30, 2004. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

Definitive Proxy Statement to be used
 in connection with the 2005 Annual Meeting
 of Stockholders.                           III

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

ITEM 9B.  Other Information

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

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with progress in research and development programs, timely development, approval, launch and acceptance of new products, establishment of new corporate alliances and other factors described below under the headings "APP Technology", "Products", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Initial targeted areas of application for our drug delivery technologies include acute and delayed chemotherapy-induced nausea and vomiting; post-surgical pain management; anti-inflammatory and ophthalmology applications; device coatings and vaccines. Product development programs are primarily funded by the sale of common stock in June 2004, royalties from topical prescription products currently marketed by our pharmaceutical partners, Johnson & Johnson and Sanofi-Aventis, proceeds from the divestiture of our cosmeceutical and toiletry product lines in July 2000, fees we receive from collaborative partners, and proceeds from the sale of our Analytical Standards business in February 2003.

Bioerodible polymers are of increasing interest within the pharmaceutical and biotechnology community for use in both drug delivery applications and as devices. We have made substantial progress in developing bioerodible polymers that potentially represent a significant improvement over existing drug delivery systems. A major point of difference with other delivery systems is that our polymers have been specifically designed as drug delivery systems and are versatile. Over one hundred in vivo and in vitro studies have been completed to advance understanding of this innovative drug delivery technology. We have also completed Phase 2 human clinical trials using APF112, our product-candidate for the treatment of post-surgical pain, and Phase 1 human clinical trials using APF530, our product candidate for the prevention of acute and delayed chemotherapy-induced nausea and vomiting. Importantly, toxicology and clinical data indicate that the technology is safe for use in humans. Studies demonstrate complete and controlled bioerosion of the polymers. Erosion times can be varied from hours to days, weeks or months and mechanical properties can be adjusted to produce materials as diverse as injectable gels, coatings, strands, wafers, films or microspheres. In addition, the manufacturing is reproducible and the polymers are stable, provided they are stored under appropriate anhydrous conditions. In studies, the polymers were observed to erode to completion and, once the drug was released, no polymer remained. In addition, the polymers bioerode with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

APF530 is our lead product candidate and is intended for the prevention of acute and delayed chemotherapy-induced nausea and vomiting. We have completed a Phase 1 trial which evaluated 2.5 mg, 5 mg, 10 mg and 20 mg doses of granisetron. Preliminary results indicate that APF530 met its target kinetic profile in healthy volunteers. At the highest dose, the product showed meaningful plasma levels within one hour post dosing and these were maintained for up to five days. We believe that meeting target plasma levels is a critical step prior to establishing efficacy in the treatment of acute and delayed chemotherapy-induced nausea and vomiting. In addition, the escalating doses led to predicted increases in plasma levels of granisetron. A regulatory submission was filed with the Food and Drug Administration (FDA) early in 2005. We expect to initiate a Phase 2 clinical trial to assess pharmacokinetics, safety and tolerability in patients receiving a single dose of APF530 while undergoing moderately emetogenic chemotherapy in the first half of 2005 and to enter pivotal studies towards the end of 2005.

Our second Biochronomer product candidate is APF112 for the treatment of post-surgical pain. APF112 incorporates the well-known analgesic mepivacaine in our Biochronomer system. It is designed to provide 24 to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs (opioids) which are used extensively in post-surgical pain management. Opioids are associated with a wide range of side effects, such as nausea, sedation, dizziness, constipation, vomiting, urinary retention, and in some situations, life-threatening respiratory depression. We completed Phase 2 human clinical trials for APF112 in 2004, involving a total of approximately 100 patients undergoing surgery for repair of inguinal hernia. The first part of the trial was an open-label study in 12 patients. Results of this study indicate that the pharmacokinetic measurements demonstrated measurable blood levels of mepivacaine over a three-day period consistent with observations made in preclinical studies with APF112. No severe or serious adverse events were reported and wound healing in all patients was observed to be normal over a 30-day follow-up period. The second part of the Phase 2 trial was a blinded study involving 96 patients and compared two doses of APF112 with bupivacaine, the current standard treatment for post-surgical pain. The primary endpoint of the study was safety. Additional endpoints for the trial included a visual analog score of pain intensity, the standard means of measuring pain, and patient reduction in opioid pain medication.
The safety and tolerability of APF112 as evaluated in both parts of the study were very good. The efficacy results were equivocal because no significant difference was shown between the two doses of APF112 and the standard of care in terms of pain scores as well as amount of rescue pain medication used.
The mean Visual Analog Scale (VAS) pain scores in the standard of care group were unusually low at approximately 3, compared with previously published data of approximately 5, within the first 24 hours post surgery. A further Phase 2 trial using APF112 is being developed, and we are exploring corporate partnering opportunities before proceeding with this in order to focus our limited resources on APF530.

We have also entered into client-funded feasibility studies with several companies to develop a variety of products using our Biochronomer(TM) delivery systems. These products are being developed in the areas of ophthalmology, animal health care and device coatings. In general, these research and development arrangements provide for us to receive research and development fees from our collaborators. If they are concluded successfully, they could lead to licensing agreements under which a partner would pay for development costs and we would receive a license fee, research and development fees, milestone payments and a royalty upon a product's marketing clearance and commercialization.

In February 1997, we received FDA marketing clearance for our first pharmaceutical product, Retin-A Micro(R), which was based on the original patented Microsponge(R) technology, and which was licensed to Ortho Neutrogena, a member of the Johnson & Johnson family of companies. This product was launched in the United States in March 1997. Retin-A Micro was also launched in Canada in the third quarter of 2001. In May 2002, the FDA granted marketing clearance for a new low-dose 0.04% formulation of Retin-A Micro, which was launched in the U.S. in July 2002. We are entitled to receive royalties on the sales of these products over the life of the applicable patents which expire in 2016.

We licensed to Dermik Laboratories, a Sanofi-Aventis company, a Microsponge-based formulation incorporating 5-fluorouracil (5-FU) for the treatment of actinic keratoses, a precancerous skin condition. The product was launched in the first quarter of 2001 under the brand name Carac(TM). This product has a number of advantages over other topical therapies, including less irritation with shorter duration of therapy and reduced dosage frequency.

Until July 2000, we engaged in the development, manufacturing, and out-licensing of the aforementioned topical pharmaceutical products as well as a variety of cosmeceutical and toiletry products. In July 2000, we sold our cosmeceutical and toiletry product lines, together with certain technology rights to topical pharmaceuticals, to RP Scherer, a subsidiary of Cardinal Health. Under the sale agreement, we retained the rights to our topical prescription products, which are marketed by our corporate partners, Johnson & Johnson and Sanofi-Aventis, and on which we continue to receive royalties.

In February 2003, we sold the assets of our wholly-owned subsidiary, APS Analytical Standards, Inc., to GFS Chemicals of Columbus, Ohio, for $2.1 million in cash and the right to receive royalties for the next five years.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. Our name was changed to A.P. Pharma, Inc. in May 2001 to reflect the new pharmaceutical focus of the company.

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

PRODUCTS
--------

Ethical Pharmaceutical Products
-------------------------------

We define ethical pharmaceutical products as prescription products that are promoted primarily through the medical profession. We are developing pharmaceutical product candidates that will require marketing clearance from the FDA before they can be sold in the United States. We believe that the benefits offered by our delivery systems will create valuable product differentiation and commercial advantages in large, profitable markets. Results from various preclinical and clinical studies confirm that this technology offers the potential to maintain or improve therapeutic efficacy and to reduce adverse drug side effects.

The following ethical dermatological products incorporating the Microsponge technology have already been developed and commercialized:

Retin-A Micro: In February 1997, we received FDA marketing clearance for Microsponge-entrapped tretinoin for improved acne treatment. Tretinoin has been marketed in the United States by Ortho Neutrogena (formerly Ortho Dermatological), a Johnson & Johnson ("J&J") subsidiary, under the brand name RETIN-A(R) since 1971. It has proven to be a highly effective topical acne medication. However, skin irritation among sensitive individuals can limit patient compliance with the prescribed therapy. We developed a new formulation of Retin-A containing Microsponge-entrapped tretinoin for acne treatment which was licensed to J&J. This patent-protected approach to drug delivery reduces the potentially irritating side effects of tretinoin. Ortho Dermatological began marketing this product in March 1997 under the brand name Retin-A Micro (R). Additionally, Ortho received FDA marketing clearance in the United States for a second Retin-A Micro formulation, a low-dose version, and launched the product in July 2002. Our formulation patents on these products continue until 2016.

Ortho launched this product in Canada during 2001 and has completed Phase 3 clinical trials in Europe.

Carac: In the fourth quarter of 2000, Dermik Laboratories, a Sanofi-Aventis company, received U.S. marketing clearance for an APP-developed formulation containing Microsponge-entrapped 5-fluorouracil (5-FU) for the treatment of actinic keratoses. This product was launched under the trade name Carac(TM) in the first quarter of 2001. We receive royalties based on the sales of this product over the life of the applicable patents. In September 2003, a new formulation patent was issued by the U.S. Patent and Trademark office (USPTO) extending patent coverage for this use of our Microsponge formulation until 2021.

Products Under Development
--------------------------

Our efforts in pharmaceutical markets include applications using our Biochronomer technology that are under development, as noted below.

Our lead product candidate, APF530, is designed to prevent acute and delayed chemotherapy-induced nausea and vomiting. A Phase 1 study has been successfully completed in the U.K. in which we evaluated 2.5 mg, 5 mg, 10 mg and 20 mg doses of granisetron. Preliminary results indicate that APF530 met its target kinetic profile in healthy volunteers. At the highest dose, the product showed meaningful plasma levels within one hour post dosing and these were maintained for up to five days. This mirrors the period for this condition during which patient relief is most required. A regulatory submission was filed with the Food and Drug Administration (FDA) early in 2005 and we expect to initiate a Phase 2 clinical trial in the first half of 2005 and to enter pivotal studies towards the end of 2005.

The first product candidate to incorporate the Biochronomer(TM) delivery system is APF112 which targets the management of pain in patients following surgery. The treatment goal is to provide 24 to 36 hours of localized post-surgical pain relief by delivering the drug mepivacaine directly to the surgical site. Mepivacaine is a well-known drug for localized pain relief, and it has an extensive safety protocol. APF112 is designed to prolong the anesthetic effect of mepivacaine and thus to minimize or eliminate the use of opioids (morphine-like drugs) which are currently used in the majority of surgical procedures as a means of managing post-operative pain despite unpleasant side effects - nausea, disorientation, sedation, constipation, vomiting, urinary retention and, in some situations, life-threatening respiratory depression. If efficacy in treating post-surgical pain can be demonstrated, we believe that there will be substantial potential for this product, as there are approximately 20 million surgical procedures performed annually in the U.S. for which the product could potentially be utilized.

Phase 2 clinical studies were conducted in surgeries for inguinal hernia repair during 2004 and although the safety and tolerability of APF112 were very good the efficacy results were equivocal with no significant difference between the two formulations of APF112 and the current standard of care. A second Phase 2 study is being developed which, with the financial support of a corporate partner, would evaluate a combination therapy using bupivacaine for immediate pain relief following surgery and APF112 for longer-term pain relief.

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

MARKETING
---------

A key part of our business strategy is to form collaborations with pharmaceutical partners. We have therefore negotiated fee-paying feasibility agreements with several pharmaceutical and biotechnology companies for the development of prescription products incorporating the Biochronomer delivery system. If they are concluded successfully, they could lead to licensing agreements.

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

In February 1997, we received FDA marketing clearance for the first product covered by this agreement, Microsponge-entrapped tretinoin. This product has been marketed by Ortho since March 1997 as Retin-A(R) Micro. We received a payment of $3,000,000 from Ortho upon receipt of the FDA approval, of which half is a milestone payment that was recognized as revenue in 1997 and half as prepaid royalties which were recorded as deferred revenues. Ortho pays us a royalty on product sales. In accordance with the licensing agreement, 25% of the royalties we earned was applied against deferred revenues after certain annual minimum royalty payments were met. The remaining balance of these deferred revenues was extinguished during 2004. Should certain minimum royalties not be achieved or paid, Ortho would lose its exclusivity and we would regain marketing rights to the retinoid products.

Dermik. In March 1992, we restructured our 1989 joint venture agreement with Dermik, a Sanfoi-Aventis company. As part of the agreement Sanofi-Aventis received certain exclusive marketing rights for the U.S. Product applications include a 5-FU treatment for actinic keratoses (precancerous skin lesions). In the fourth quarter of 1999, Dermik filed an NDA for this product and expanded its agreement with us to cover two additional indications, in return for milestone payments and royalties upon successful development. We received $500,000 on execution of this amendment representing a milestone payment of $250,000 and prepaid royalties of $250,000. In the fourth quarter of 2000 Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in the first quarter of 2001. In 2002, we recognized the prepaid royalties as revenues because Dermik decided not to pursue the two additional applications covered by the 1999 amendment and the rights reverted to us. Dermik's exclusivity relating to Carac will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents. In December 2003, a patent was issued by the USPTO extending patent coverage for this use of our Microsponge formulation until 2021.

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

PATENTS AND TRADE SECRETS
-------------------------

As part of our strategy to protect our current products and to provide a foundation for future products, we have filed a number of United States patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups, and processing technology. We have also filed foreign patent applications on our polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. We have a total of 17 issued United States patents and an additional 88 issued foreign patents. Currently, we have 33 pending patent applications worldwide. The patents on the Microsponge(R) system expire between October 2009 and September 2021. The patents on the bioerodible systems expire between January 2016 and November 2021.

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

HUMAN RESOURCES
---------------

As of February 28, 2005, we had 38 full-time employees, 6 of whom hold PhDs. There were 30 employees engaged in research and development and quality control, and 8 working in finance, business development, human resources and administration.

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

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The annual rent expense for the Redwood City facility is approximately $463,000.

We occupied a production facility and warehouse in Lafayette, Louisiana that was sold to RP Scherer in July 2000. The construction of the facility in 1986 was financed primarily by 15-year, tax-exempt industrial development bonds. In 1995, we extinguished the bond liability through an "in-substance defeasance" transaction by placing United States government securities in an irrevocable trust to fund all future interest and principal payments. The defeased debt balance outstanding of $2,500,000 as of December 31, 2004 was repaid on January 25, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust.

Our existing research and development and administrative facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

Item  3.  LEGAL PROCEEDINGS

On October 22, 2003, Tristrata Technology, Inc. (Tristrata) filed an amended complaint joining A.P. Pharma, Inc. and other companies as defendants in Tristrata's action first filed July 12, 2002 against Cardinal Health, Inc. and others in the Federal District Court of Delaware. Tristrata's complaint alleged infringment of patents pertaining to alpha-hydroxyacids used in cosmetics. On January 19, 2005 the parties agreed to final dismissal of all claims and counterclaims in the lawsuit resulting in no judgment against A.P. Pharma.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock trade on the NASDAQ National Market, under the symbol APPA. As of February 28, 2005, there were 437 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low intra day sales prices for the Company's common stock on the NASDAQ National Market System.


2004             High      Low      2003               High     Low
----------------------------------------------------------------------
First Quarter   $3.79     $2.15     First Quarter     $1.18    $0.84
Second Quarter   4.45      2.85     Second Quarter     1.96     1.00
Third Quarter    3.50      1.11     Third Quarter      2.45     1.38
Fourth Quarter   2.35      1.15     Fourth Quarter     3.15     2.02


See Note 8 "Stockholders' Equity" in the Notes to Consolidated Financial Statements contained in part II Item 8 of this Form 10-K concerning A.P. Pharma's equity compensation plans.

Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Years Ended and as of
December 31,                     2004      2003      2002     2001    2000
----------------------------------------------------------------------------
Consolidated Statement of Operations Data
-----------------------------------------
Royalties                      $ 4,972   $ 4,502   $ 4,026  $ 3,227  $ 2,081
Contract revenues                  432       346       407       38      122
License fees                        --        --       237       --       --
                                ------    ------     -----   ------   ------
Total revenues                   5,404     4,848     4,670    3,265    2,203

Expenses
Research and development        11,495     8,421     6,414    7,107    3,432
General and administrative       3,225     3,039     3,309    3,488    3,150

Interest and other income and
  expense, net                     224       404       658    1,192      546
                                ------     -----    ------   ------   ------
Loss from continuing
  operations                    (9,092)   (6,208)   (4,395)  (6,138)  (3,833)
Income (loss) from
  discontinued operations(1)      (133)      (57)      401      624    1,238
Gain on disposition of
  discontinued operations(2)         4     1,902       216    3,000   11,147
                                ------    ------    ------   ------   ------
Net income (loss)              $(9,221)  $(4,363)  $(3,778) $(2,514) $ 8,552
                                ======    ======    ======   ======   ======

Basic income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.40)  $ (0.30)  $ (0.22) $ (0.30) $ (0.19)
  Net income (loss)            $ (0.40)  $ (0.21)  $ (0.19) $ (0.12) $  0.42
Diluted income (loss) per
  common share:
  Loss from continuing
    operations                 $ (0.40)     (0.30) $ (0.22) $ (0.30) $ (0.19)
  Net income (loss)            $ (0.40)  $  (0.21) $ (0.19) $ (0.12) $  0.42
Weighted average common
  shares outstanding - basic    22,909     20,553   20,409   20,276   20,179
Weighted average common
  shares outstanding - diluted  22,909     20,553   20,409   20,276   20,213

(1) Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and the income (loss) attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000. See Note 10 "Discontinued Operations" in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

(2) Gain on disposition of discontinued operations in 2000 represents the gain on the sale of our cosmeceutical and toiletries business to RP Scherer on July 25, 2000, and in 2001 and 2002 represents the annual earnout income received from RP Scherer based on the performance of the business sold. The gain on disposition of discontinued operations in 2003 represents the gain on sale of our Analytical Standards division to GFS Chemicals on February 13, 2003. See Note 10 "Discontinued Operations" in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K.

Consolidated Balance Sheet Data
-------------------------------
                                                December 31,
                               ----------------------------------------------
                                  2004       2003      2002     2001     2000
                               -------    -------    ------    -----   ------
Working capital                $12,636    $ 9,366   $13,989   $18,092 $20,111
Total assets                    17,014     13,155    17,781    23,483  26,964
Long-term debt, excluding
  current portion                   --         --        --        --      --
Stockholders' equity            14,154     11,263    15,459    19,173  21,159

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

We are a specialty pharmaceutical company focused on the development of ethical (prescription) pharmaceuticals utilizing our proprietary polymer-based drug delivery systems. Our primary focus is the development and commercialization of our bioerodible injectable and implantable systems under the trade name Biochronomer(TM). Initial target areas of application for our drug delivery technology include anti-nausea, pain management, inflammation, vaccines and ophthalmology applications. Our product development programs are funded by the sale of common stock in June 2004, royalties from topical products currently marketed by pharmaceutical partners, proceeds from the divestitures of our cosmeceutical and analytical standards product lines and be fees we receive from collaborative partners.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Clinical Trial Accruals
-----------------------

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol.
We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been accurate and no material adjustments have had to be made.

Stock Based Compensation
------------------------

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currenly evaluating our option valuation methodologies and assumptions in light of the new accounting standard related to stock based compensation.

Results of Operations for the years ended December 31, 2004, 2003 and
---------------------------------------------------------------------
2002
----

The following sets forth the consolidated statement of operations data and percentage changes as compared to the prior year (dollar amounts are presented in thousands):

                      For the Year Ended December 31,  Annual % Change
                      -------------------------------  ---------------
                          2004      2003      2002       04/03    03/02
                          ----      ----      ----       -----    -----
Royalties                 $ 4,972    $4,502    $4,026     10%      12%
Contract revenues             432       346       407     25%     (15%)
License fees                   --        --       237     --     (100%)
                           ------     -----     -----
  Total revenues            5,404     4,848     4,670     11%       4%

Expenses
Research and development   11,495     8,421     6,414     37%      31%
General and
 administrative             3,225     3,039     3,309      6%      (8%)

Our revenues are derived principally from royalties, contract revenues and to a lesser extent, license fees. Under strategic alliance arrangements entered into with certain corporations, we may receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

The increase in royalties in 2004 from 2003 of $470,000 or 10%, to $4,972,000 related to a 10% increase in royalties earned on sales of Retin-A(R) Micro by Ortho Neutrogena, a Johnson and Johnson company, as well as a 12% increase in royalties earned on sales of Carac(TM), a topical prescription treatment for actinic keratoses that was launched in the first quarter of 2001 by our marketing partner, Dermik Laboratories, a Sanofi-Aventis company. The increase in royalties in 2003 from 2002 of $476,000 or 12%, to $4,502,000 related to a 21% increase in royalties earned on sales of Retin-A(R) Micro partially offset by a decrease in royalties earned on sales of Carac(TM).
The increase in sales of Retin-A Micro was due primarily to the launch of a new low-dose formulation in July 2002 after FDA marketing clearance. Royalty income is expected to increase in 2005 assuming that sales for both underlying product lines increase and that prices are not eroded.

Contract revenues increased by $86,000 or 25% in 2004 compared with 2003 mainly due to the initiation of a new collaborative research and development arrangement in 2004. Contract revenues decreased in 2003 by $61,000 from 2002 as a result of fewer collaborative research and development arrangements.

License fees recognized in 2002 are attributed to the forfeiture by a partner of certain rights to proprietary Microsponge(R) formulation which resulted in the full recognition of the related unamortized deferred revenue balance of $237,000. No license fees were recognized in either 2004 or 2003.

Research and development expense increased in 2004 compared to 2003 by $3,074,000, or 37% to $11,495,000 due mainly to the completion in 2004 of Phase 2 clinical trials of APF112, our product candidate for post-surgical pain management which incorporates our Biochronomer(TM) drug delivery system. Additionally the phase 1 clinical study for APF530, our product candidate for the prevention of acute and delayed chemotherapy-induced nausea and vomiting, was conducted in 2004. Research and development expense increased in 2003 compared to 2002 by $2,007,000, or 31% to $8,421,000 due mainly to the initiation of the Phase 2 clinical trials of APF112 as well as costs associated with the manufacturing of GMP product for human clinical trials in 2003. Research and development expenses are expected to decrease in 2005 as we focus our limited resources solely on APF530.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target, and includes proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans. Each step of this process is typically more expensive than the previous one, so success in development results in increasing expenditures. Our research and development expenses currently include costs for scientific personnel, animal studies, human clinical trials, supplies, equipment, consultants, overhead allocation and sponsored research at academic and research institutions.

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

APF530 - Anti-      Granisetron    $2 billion     Short-term     Phase 2
nausea (chemo-
therapy)

APF328 - Anti-      Meloxicam      $1.5 billion   Medium-term    Pre-IND
inflammatory
(surgical/
orthopedic)

APF505 - Anti-      Meloxicam     $3.5 billion    Long-term      Pre-IND
inflammatory
(osteoarthritis)

In addition, several feasibility studies are ongoing with corporate collaborators in the areas of ophthalmology, animal health care and device coatings.

The major components of research and development expenses for 2004, 2003 and
2002 were as follows (in thousands):
                               2004      2003      2002
                              ------    ------    ------
Internal research and
 development costs          $ 5,315     $ 4,869   $ 4,542
External polymer
 development, clinical
 and preclinical
 programs                     6,180       3,552     1,872
                             ------      ------    ------
                            $11,495     $ 8,421   $ 6,414
                             ======      ======    ======

Internal general research and development costs include employee salaries and benefits, laboratory supplies, depreciation, and allocation of overhead. External polymer development on clinical and preclinical programs includes expenditures on technology and product development, preclinical and clinical evaluations, regulatory and toxicology consultants, and polymer manufacturing, all of which are performed on our behalf by third parties.

General and administrative expense increased in 2004 by $186,000 or 6% from 2003 due to an increase in professional fees primarily as a result of the new audit requirements under Sarbanes Oxley. General and administrative expense decreased in 2003 by $270,000 or 8% from 2002 due mainly to decreased investor relations, depreciation and travel and entertainment expense, partially offset by higher professional fees. General and administrative expense includes salaries and related expenses, professional fees, directors' fees, investor relations costs, insurance expense and overhead allocation. General and administrative expense is expected to remain constant in 2005.

Interest and other income and expense consist primarily of income earned on cash, cash equivalents and marketable securities. Interest income and other income and expense decreased in 2004 by $180,000 compared to 2003 due to a tax refund received in 2003 as well as lower interest rates on investments in 2004. The decrease in 2003 of $254,000 compared to 2002 was due mainly to reduced interest rates on reduced cash balances.

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

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and associated assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million on closing and were entitled to receive further earnout amounts for the subsequent three years, the amounts of which were dependent on the performance of the business sold.

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division through the date of sale and the income (loss) attributable to our Analytical Standards division and our cosmeceutical and toiletries business. For the year 2004, the net loss from discontinued operations of $133,000 primarily related to the gross profit guarantee owed under the RP Scherer agreement compared to $57,000 in 2003 which related to the gross profit guarantee offset by a recovery of bad debt and tax refund received. The income from discontinued operations in 2002 of $401,000 primarily consisted of the operations of the Analytical Standards division and other changes in reserves, offset by the gross profit guarantee.

The gain on disposition of discontinued operations recorded in 2003 of $1,902,000 relates to the gain on the sale of our Analytical Standards division compared with $216,000 in 2002 which primarily related to the net earnout income resulting from the sale of our cosmeceutical product lines in 2000.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities increased by $4,112,000 to $13,596,000 at December 31, 2004 from $9,484,000 at December 31, 2003.

Net cash used in continuing operating activities for the years ended December 31, 2004, 2003 and 2002 was $7,842,000, $6,112,000 and $4,580,000,
respectively. Net cash used in continuing operating activities relates primarily to funding net losses excluding the gain on disposition of discontinued operations and changes in deferred revenue offset by depreciation. The increase in net cash used in continuing operating activities for 2004 and 2003 was primarily due to increased research and development expenses resulting from the completion of the Phase 2 human clinical studies for APF112, our product candidate for the treatment of post-surgical pain as well as the completion of the Phase 1 clinical trial of APF530, our product candidate for the prevention of acute and delayed chemotherapy-induced nausea and vomiting.

The cash provided by discontinued operations of $99,000 in 2004 relates to the royalties received from GFS for sales of Analytical Standards products offset by severance payments made to former employees who were terminated as a result of the sale of the Analytical Standards division. The cash used in discontinued operations in 2003 and 2002 of $413,000 and $554,000, respectively, relates to cash used in Analytical Standards division operations, severance payments and payments of the gross profit guarantee to RP Scherer, partially offset by royalties received from GFS.

Net cash used in investing activities for the year ended December 31, 2004, was $1,256,000, compared with net cash provided by investing activities of $3,257,000 and $4,723,000 in the years ended December 31, 2003 and 2002. The proceeds received in 2003 of $2,142,000 related to the sale of our Analytical Standards division. The proceeds received in 2002 of $216,000 related to the earn-out received on the performance of the cosmeceutical business sold to RP Scherer.

Our financing activities provided us with $12,012,000, $83,000 and $75,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The net cash provided by financing activities in 2004 primarily relates to the issuance of 4,153,335 shares of common stock at 3.00 per share in June 2004. The net cash provided by financing activities in 2003 and 2002 was primarily related to proceeds from issuances of shares under the Employee Stock Purchase Plan and stock option plans.

To date, we have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, the sale of common stock in June 2004, and interest earned on short-term investments. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet our cash needs for at least the next year. It is possible that we will seek additional financing within this timeline through debt or equity financing, the sale of certain assets and technology rights, collaborative agreements or other arrangements.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2004.

                                Less                     More
                                Than     1-3    3-5      Than
                       Total   1 year   years   years   5 years
                       -----   ------   -----   -----   -------
Operating Leases(1)    $2,954  $  428   $  940  $  959  $  627
                        -----   -----    -----   -----   -----
Total                  $2,954  $  428   $  940  $  959     627
                        =====   =====    =====   =====   =====

(1) See Note 7 "Commitments" in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for more information.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Combined payments for the Gross Profit Guaranty totaled $527,000 for the first four guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2004. Patent legal expenses in the prior years have been reclassified from research and development expense to general and administrative expense.

Off-Balance-Sheet Arrangements
------------------------------

As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, Statement No. 123R "Share-Based Payment", which is a revision of FASB Statements No. 123 and 95". SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized as a cost in the financial statements based on their fair values. SFAS 123R must be adopted no later than July 1, 2005. This statement allows for two methods of adoption; (i) modified prospective or (ii) modified-retrospective. We will adopt SFAS 123R on July 1, 2005 using the modified-prospective method which requires the compensation cost for share-based payments to employees to be recognized based on their grant-date fair value beginning July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the new requirements under FAS 123R and do not yet know the impact that the adoption of SFAS 123R will have on the financial position or results of operations. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

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

 - scientific progress in our research and development programs;

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

IF WE ARE UNABLE TO RECRUIT AND RETAIN SKILLED EMPLOYEES, WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to recruit or retain sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible.

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

- labeling;

 - distributing;

 - advertising and promoting; and

 - selling and marketing.


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

WE FACE INTENSE COMPETITION FROM OTHER COMPANIES.

Most or all of the products we could develop or commercialize will face competition from different therapeutic agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition potentially includes all of the pharmaceutical and drug delivery companies in the world. Many of these pharmaceutical companies have more financial resources, technical staff and manufacturing and marketing capabilities than we do. To the extent that we develop or market products incorporating drugs that are off-patent, or are being developed by multiple companies, we will face competition from other companies developing and marketing similar products.

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

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalents such that we are typically able to hold our investments to maturity. At December 31, 2004 and 2003, respectively, our cash equivalents and marketable securities include corporate and other debt securities as follows: (in thousands)

                                                December 31,
                                         -------------------------
                                            2004           2003
                                            ----           ----
Available-for-sale:
 Effective maturity of less than
  3 months                               $ 2,228        $    14
 Due after 3 months and less than
  1 year                                  10,486          8,665
 Due after 1 year and less than
  2 years                                     --            721
                                          ------         ------
Total Available for Sale                 $12,714        $ 9,400
                                          ======         ======

Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
A.P. Pharma, Inc.

We have audited the accompanying consolidated balance sheets of A.P. Pharma, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.P. Pharma, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of A.P. Pharma, Inc's. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion theron.




                                         /s/ERNST & YOUNG LLP

Palo Alto, California
March 11, 2005

A.P. Pharma, Inc.
Consolidated Balance Sheets
(in thousands except par value and shares)
------------------------------------------

                                                December 31,
                                         -------------------------
                                            2004           2003
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $  3,110       $     97
 Marketable securities                    10,486          9,387
 Accounts receivable less allowance
  for doubtful accounts of $0 at
  December 31, 2004 and 2003               1,506          1,340
 Prepaid expenses and other current
  assets, less allowance for doubtful
  note receivable of $394 and $413 at
  December 31, 2004 and 2003,
  respectively                               394            434
                                         -------        -------
  Total current assets                    15,496         11,258

Property and equipment, net                1,235          1,430
Other long-term assets                       283            467
                                         -------        -------
Total Assets                            $ 17,014       $ 13,155
                                         =======        =======

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                       $    697       $    476
 Accrued expenses                          2,003          1,173
 Accrued disposition costs                   160             53
 Deferred revenue                             --            190
                                         -------        -------
    Total current liabilities              2,860          1,892

Commitments and Contingencies
(Note 7)

Stockholders' Equity:
 Preferred stock, 2,500,000 shares
  authorized; none issued or
  outstanding at December 31,
  2004 and 2003                               --             --
 Common stock, $.01 par value,
  50,000,000 shares authorized;
  25,033,919 and 20,641,924 issued
  and outstanding at December 31,
  2004 and 2003, respectively                250            206
 Additional paid-in capital               98,739         86,638
 Accumulated deficit                     (84,819)       (75,598)
 Accumulated other comprehensive
  income (loss)                              (16)            17
                                         -------        -------
Total Stockholders' Equity                14,154         11,263
                                         -------        -------
Total Liabilities and Stockholders'
 Equity                                 $ 17,014       $ 13,155
                                         =======        =======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Operations
(in thousands except per share data)
-------------------------------------

                                              Year Ended December 31,
                                              -----------------------
                                        2004          2003          2002
                                        ----          ----          ----
Revenues
Royalties                            $ 4,972       $ 4,502       $ 4,026
Contract revenues                        432           346           407
License fees                              --            --           237
                                      ------        ------        ------
   Total revenues                      5,404         4,848         4,670

Expenses
 Research and development             11,495         8,421         6,414
 General and administrative            3,225         3,039         3,309
                                      ------        ------        ------
    Operating loss                    (9,316)       (6,612)       (5,053)
                                      ------        ------        ------

Interest income                          202           251           590
Other income, net                         22           153            68
                                      ------         -----        ------

Loss from continuing operations       (9,092)       (6,208)       (4,395)

Income (loss) from discontinued
  operations                            (133)          (57)          401
Gain on disposition of discontinued
  operations, net of taxes                 4         1,902           216
                                      ------        ------        ------

Net loss                             $(9,221)      $(4,363)      $(3,778)
                                      ======        ======        ======

Basic and diluted loss per share:
 Loss from continuing operations     $ (0.40)      $ (0.30)      $ (0.22)
                                      ======        ======        ======
 Net loss                            $ (0.40)      $ (0.21)      $ (0.19)
                                      ======        ======        ======
Weighted average common shares
  outstanding - basic and diluted     22,909        20,553        20,409
                                      ======        ======        ======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(in thousands)
-------------------------------------------------------------------------------

For the Years Ended December 31, 2004, 2003 and 2002

                                                                    Accumulated
                                                                     Other
                                           Additional                Compre-
                          Common Stock     Paid-In    Accumulated   hensive        Stockholders'
                        Shares    Amount   Capital      Deficit     Income(Loss)    Equity
                     ---------- --------   ----------- -----------  ------------   ------------
Balance, December
 31, 2001            20,357     $203      $86,188     $(67,457)       $ 238       $19,172

Comprehensive
 loss:
  Net loss               --       --           --       (3,778)          --        (3,778)
  Net unrealized
   loss on
   marketable
   securities            --       --           --           --         (162)         (162)
                                                                                   ------
Comprehensive
 loss                                                                              (3,940)
                                                                                   ------
Fair value of
 common stock
 issued to
 directors
 for services and
 restricted stock
 awards                  47        1          129           --           --           130
Expenses associated
 with stock options
 granted to
 non-employees           --       --           22           --           --            22
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           63        1           74           --           --            75
                     ------      ---       ------      -------         ----        ------
Balance, December
 31, 2002            20,467     $205      $86,413     $(71,235)       $  76       $15,459
                     ======      ===       ======      =======         ====        ======
Comprehensive
 loss:
  Net loss               --       --           --       (4,363)          --        (4,363)
  Net unrealized
   loss on
   marketable
   securities            --       --           --           --          (59)          (59)
                                                                                   ------
Comprehensive
 loss                                                                              (4,422)
                                                                                   ------
Common stock
 issued upon
 exercise of
 stock options           14       --           22           --           --            22
Fair value of
 common stock
 issued to
 directors
 for services            86        1          112           --           --           113
Expenses associated
 with stock options
 granted to
 non-employees           --       --           30           --           --            30
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           75       --           61           --           --            61
                     ------      ---       ------      -------         ----        ------
Balance, December
 31, 2003            20,642     $206      $86,638     $(75,598)    $     17       $11,263
                     ======      ===       ======      =======         ====        ======

Comprehensive
 loss:
  Net loss                                              (9,221)                    (9,221)
  Net unrealized
   loss on
   marketable
   securities            --       --           --           --          (33)          (33)
                                                                                   ------
Comprehensive
 loss                                                                              (9,254)
                                                                                   ------
Common stock
 issuance, net of
 issuance costs       4,153       41       11,715           --           --        11,756
Common stock
 issued upon
 exercise of
 stock options           69        1          150           --           --           151
Fair value of
 common stock
 issued to
 directors
 for services            52        1          116           --           --           117
Expenses associated
 with stock options
 granted to
 non-employees           --       --           16           --           --            16
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan          118        1          104           --           --           105
                     ------      ---       ------      -------         ----        ------
Balance, December
 31, 2004            25,034     $250      $98,739     $(84,819)       $ (16)      $14,154
                     ======      ===       ======      =======         ====        ======

See accompanying notes to consolidated financial statements.

A.P. Pharma, Inc.
Consolidated Statements of Cash Flows (in thousands)
----------------------------------------------------

                                                      For the Year Ended December 31,
                                                  -------------------------------------
                                                      2004         2003         2002
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net loss                                       $ (9,221)      $ (4,363)     $ (3,778)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Loss (income) from discontinued operations       133             57          (401)
    Gain on disposition of discontinued
      operations                                      (4)        (1,902)         (216)
    Gain on sale of marketable securities             (2)            (1)          (81)
    Depreciation and amortization                    381            432           449
    Provision for (recovery of) note receivable      (18)           (24)           66
    Stock-based compensation                         133            143           152
    Amortization of premium/discount and
      accretion of marketable securities             (67)            28            22
    Loss on retirements and disposals of fixed
      assets                                           7             16             3
    Changes in operating assets and liabilities:
      Accounts receivable                           (287)          (122)          (53)
      Prepaid expenses and other                      58           (130)          254
      Other long-term assets                         184           (277)           26
      Accounts payable                               221            209           (54)
      Accrued expenses                               830            227          (464)
      Deferred revenue                              (190)          (405)         (505)
                                                  ------        -------        ------
Net cash used in continuing operating
 activities                                       (7,842)        (6,112)       (4,580)
Cash provided by (used in) used in
 discontinued operations                              99           (413)         (554)
                                                  ------        -------       -------
Net cash used in operating activities             (7,743)        (6,525)       (5,134)
                                                  ------        -------       -------

Cash flows from investing activities:
 Proceeds from disposition of discontinued
   operations                                         --          2,142           216
 Purchases of property and equipment                (193)          (251)         (428)
 Purchases of marketable securities              (17,318)        (6,712)      (12,563)
 Maturities of marketable securities              14,065          6,832         8,039
 Sales of marketable securities                    2,190          1,246         9,459
                                                  ------        -------       -------
Net cash (used in) provided by investing
 activities                                       (1,256)         3,257         4,723
                                                  ------        -------       -------

Cash flows from financing activities:
  Proceeds from the issuance of common
    stock, net of issuance costs                  11,756             --            --
  Proceeds from the exercise of common
    stock options                                    151             22            --
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                 105             61            75
                                                  ------        -------       -------
Net cash provided by financing activities         12,012             83            75
                                                  ------        -------       -------

Net decrease in cash and cash
  equivalents                                      3,013         (3,185)         (336)
Cash and cash equivalents at the beginning
  of the year                                         97          3,282         3,618
                                                  ------         ------       -------
Cash and cash equivalents at the end of
  the year                                       $ 3,110        $    97       $ 3,282
                                                  ======         ======        ======


Supplemental Cash Flow Data:
Cash paid for interest                           $     5        $     4       $    --
                                                  ======         ======        ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
DECEMBER 31, 2004, 2003 AND 2002
--------------------------------

Note 1   Business

A.P. Pharma, Inc. (APP, the Company, we, our, or us) is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery. Projects are also conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies.

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. As a result of this transaction, our Consolidated Statements of Operations reflect the receipt of certain earnout payments and the payment of certain contractual obligations in the gain from disposition of discontinued operations (see Note 10).

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

Cash Equivalents and Marketable Securities
------------------------------------------

We consider all short-term investments that have original maturities of less than three months to be cash equivalents. Investments with effective maturities of three months and longer are classified as marketable securities. Investments consist primarily of commercial paper, bankers' acceptances, master notes and corporate debt securities. We have classified all our investments in certain debt and equity securities as "available-for-sale", and, therefore, they are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. If the fair value of a security is below its carrying value for each trading day for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Realized gains and losses and declines in fair value that are deemed to be other-than-temporary are reflected in the statement of operations. The cost of securities sold is based on the specific identification method.

Financial Instruments
---------------------

The carrying values of the Company's financial instruments, including marketable securities, accounts receivable and accrued liabilities, approximate their respective fair values.

Allowance for Note Receivable
-----------------------------
An allowance was recorded for a note receivable at such time as management determined that collection was not reasonably assured. Interest income under the terms of note receivable agreement is recorded when cash is received or collectibility is reasonably assured. The note receivable, net of the related allowance, is included in prepaid expenses and other current assets in the accompanying balance sheet.

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

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided, below, the pro forma disclosures of the effect on net loss and net loss per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented (in thousands) (see Note 8 "Stockholders' Equity"):

                                 2004            2003           2002
                             -----------    -----------    ---------
Net loss - as reported      $(9,221)       $(4,363)       $(3,778)
Deduct:
Stock-based employee
  compensation expense
  determined under FAS 123     (400)          (397)          (601)
                             -------        ------         ------
Net loss - pro-forma        $(9,621)       $(4,760)       $(4,379)
                             ======         ======         ======
Basic and diluted net
  loss per common share
  - as reported             $ (0.40)       $ (0.21)       $ (0.19)
Basic and diluted net
  loss per common share
  - pro-forma               $ (0.42)       $ (0.23)       $ (0.21)

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, Statement No. 123R "Share-Based Payment", which is a revision of FASB Statements No. 123 and 95". SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized as a cost in the financial statements based on their fair values. SFAS 123R must be adopted no later than July 1, 2005. This statement allows for two methods of adoption; (i) modified prospective or (ii) modified-retrospective. We will adopt SFAS 123R on July 1, 2005 using the modified-prospective method which requires the compensation cost for share-based payments to employees to be recognized based on their grant-date fair value beginning July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the new requirements under FAS 123R and do not yet know the impact that the adoption of SFAS 123R will have on the financial position or results of operations. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

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

License Fees
------------

We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the years ended December 31, 2004 and 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the years ended December 31, 2004 and 2003.

Research and Development
------------------------

Research and development consists of costs incurred for Company-sponsored and collaborative research and development expenses. These costs consist primarily of employee salaries and other personnel-related expenses, facility-related expenses, lab consumables, polymer development manufacturing, clinical and pre-clinical related services performed by clinical research organizations, research institutions and other outside service providers.

The filing of an IND and additional clinical trials of APF530 will have a significant effect on the Company's research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly.

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

Approximately 96% and 80% of the receivables were concentrated with two customers in the pharmaceutical industry as of December 31, 2004 and 2003, respectively. Approximately 92%, 93% and 91% of total revenue were concentrated with two customers for the years ended December 31, 2004, 2003 and 2002. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial condition. We do not generally require collateral for customers with accounts receivable balances.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications. Substantially all of our revenues are derived from customers within the United States.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2004. Patent legal expenses in the prior years have been reclassified from research and development expense to general and administrative expense.

Note 3   Cash Equivalents and Marketable Securities

We consider all of our investments in debt and equity securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Realized gains totaled $2,000, $1,000 and $81,000 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no realized losses for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004 and 2003, the amortized cost and estimated market value of investments in debt securities and cash are set forth in the tables below:

                                        December 31, 2004
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $ 2,955     $ --        $ (7)       $ 2,948
  Asset-backed
   securities                 94       --          --             94
  Government debt
   securities              7,750       --          (9)         7,741
  Other debt securities    1,931       --          --          1,931
                          ------      ---         ---         ------
Total available-for-
 sale                     12,730       --         (16)        12,714
Cash                         882       --          --            882
                          ------      ---         ---         ------
Totals                   $13,612     $ --        $(16)       $13,596
                          ======      ===         ===         ======

                                        December 31, 2003
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $3,354      $10         $--         $3,364
  Asset-backed
   securities             2,006        6          --          2,012
  Government debt
   securities             2,015        2          (1)         2,016
   Other debt securities  2,008       --          --          2,008
                          -----       --          --          -----
Total available-for-
 sale                     9,383       18          (1)         9,400
Cash                         84       --          --             84
                          -----       --          --          -----
Totals                   $9,467      $18         $(1)        $9,484
                          =====       ==          ==          =====

The table below summarizes fair value disclosures at December 31 (in thousands):

                                  2004                   2003
                         -----------------------  ----------------------
                                        Fair                     Fair
                           Cost        Value        Cost        Value
                           ----       ----------  ---------   ----------
Cash                     $   882     $   882     $    84     $    84
Cash equivalents           2,228       2,228          14          14
Marketable securities     10,502      10,486       9,369       9,386
                          ------      ------      ------      ------
Totals                   $13,612     $13,596     $ 9,467     $ 9,484
                          ======      ======      ======      ======

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2004, by contractual maturity, consisted of the following (in thousands):

                                                Estimated
                            Cost              Market Value
                          -----------         ------------
Available-for-sale:
  Due in one year or less $12,730             $12,714
                           ------              ------
Total available-for
 sale                      12,730              12,714
Cash                          882                 882
                           ------              ------
Totals                    $13,612             $13,596
                           ======              ======

Note 4   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                        (in thousands)
                                 ---------------------------
                                   2004           2003
                                ----------     ----------
Leasehold improvements            $ 1,359        $ 1,359
Furniture and equipment             2,373          2,423
                                   ------         ------
Total property and equipment        3,732          3,782
Accumulated depreciation
 and amortization                  (2,497)        (2,352)
                                   ------         ------
Property and equipment, net       $ 1,235        $ 1,430
                                   ======         ======

Depreciation expense amounted to $381,000, $432,000 and $449,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 5   Accrued Expenses

Accrued expenses consist of the following:

                                                  December 31,
                                                 (in thousands)
                                              ------------------
                                               2004         2003
                                               ----         ----
Professional fees                            $  126       $  142
Accrued salaries                                198          144
Accrued bonus                                   232          175
Clinical studies                              1,318          645
Other                                           129           67
                                              -----        -----
Total                                        $2,003       $1,173
                                              =====        =====

Note 6   Long-Term Debt

In September 1995, we extinguished $2.5 million of Industrial Revenue Bonds through an "in-substance defeasance" transaction by placing approximately $2.5 million of United States government securities in an irrevocable trust to fund all future interest and principal payments. In accordance with the agreement, the investments held in the irrevocable trust shall be the exclusive source of all principal and interest payments and we have no liability for any shortfall in payments due. In addition, we have relinquished all rights with respect to the amounts held in the trust. The defeased debt balance outstanding of $2.5 million as of December 31, 2004 was repaid on January 15, 2005 using the proceeds from the maturities of the United States government securities held in the irrevocable trust. The bond liability and related assets held in trust are not reflected in the accompanying consolidated balance sheets.

Note 7   Commitments

Total rental expense for facilities and equipment was $501,000, $667,000 and $654,000 for 2004, 2003 and 2002, respectively. Rental expense differs from cash payments under lease arrangements by $12,000 in 2002 as the Company's sales agreement to RP Scherer (see Note 10, "Discontinued Operations") allowed for RP Scherer to occupy a portion of the leased office facilities rent-free through January 25, 2002. The total amount of free rent provided to RP Scherer was accrued and charged to discontinued operations in 2000.

Our future minimum lease payments under noncancelable operating leases for facilities are as follows (in thousands):

              Year Ending                      Minimum
              December 31,                     Payments
              ------------                    -----------
                  2005                         $  428
                  2006                            470
                  2007                            470
                  2008                            472
                  2009                            487
                  Thereafter                      627
                                               ------
                                               $2,954
                                               ======

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

In June 2004, we sold 4,153,335 shares of common stock at a price of $3.00 per share, for net proceeds of approximately $11.8 million, after deducting placement fees and costs associated with the offering. The shares were offered under our shelf registration statement on Form S-3.

Stock-Based Compensation Plans
------------------------------

We have two types of stock-based compensation plans, which consist of a stock purchase plan and two stock option plans.

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the "Plan"). In May 2004 the stockholders authorized the increase in shares reserved for issuance under the Plan by 100,000 to 500,000 to our employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 54 percent of eligible employees participated in the Plan in 2004. Under the Plan, we issued 118,062 shares in 2004, 74,746 shares in 2003 and 63,086 shares in 2002. The weighted average fair value of purchase rights granted during 2004, 2003 and 2002 was $0.51, $0.50 and $0.60, respectively. The weighted average exercise price of the purchase rights exercised during 2004, 2003 and 2002 was $0.89, $0.82 and $1.18, respectively. We had 74,531, 92,593 and 167,339 shares reserved for issuance under the Plan at December 31, 2004, 2003 and 2002, respectively.

We have two current stock option plans for employees, officers, directors and consultants. We grant stock options under the 2002 Stock Incentive Plan ("2002 Plan") and the Non-Qualified Stock Plan. The Company is authorized to issue up to 900,000 shares under the 2002 Plan, 400,000 of which were approved in May 2004, and 250,000 shares under the Non-Qualified Stock Plan. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates, and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted under the 2002 Plan and the Non-Qualified Stock Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

We granted options to purchase common stock to consultants from time to time in exchange for services rendered and these options vest over a period of two to four years. No options were granted to consultants in 2004. We recorded compensation expense related to option grants to consultants of approximately $16,000, $30,000 and $22,000 in 2004, 2003 and 2002, respectively, which represents the fair market value of the portion of the awards that vested during 2004, 2003 and 2002. The unvested shares held by consultants have been and will be revalued using the Black-Scholes option pricing model at the end of each accounting period.

The following table summarizes option activity for 2004, 2003 and 2002:




                                            2004                 2003                 2002
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       2,108,605   $3.97   2,901,512   $4.54   3,427,042   $5.25
Granted                          383,500    2.04     182,500    1.26     316,000    1.87
Exercised                        (68,448)   2.20     (13,570)   1.62          --      --
Expired or Forfeited            (218,021)   4.93    (961,837)   5.21    (841,530)   6.41
                               ---------           ---------           ---------
Outstanding at end of year     2,205,636    3.60   2,108,605    3.97   2,901,512    4.54
                               =========           =========           =========
Options exercisable at
   year end                    1,712,166           1,674,704           2,251,298
Shares available for future
 grant at year end               320,961             286,669             384,332
Weighted-average fair
 value of stock options
 granted during the year           $1.12               $0.79               $1.76



The following table summarizes information about stock options outstanding at December 31, 2004:

                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted
                            Average     Weighted                Weighted
Range of                    Remaining    Average                 Average
Exercise      Number       Contractual  Exercise    Number      Exercise
Prices        Outstanding      Life        Price  Exercisable     Price
-----------   -----------  ----------- ---------  -----------   ---------
$1.00-$1.92      456,332     8.5 years  $  1.30      195,657    $  1.37
$2.00--$2.50     481,529     7.4           2.34      319,567       2.31
$2.56-$3.34      494,733     6.5           2.99      423,900       2.99
$3.44-$6.00      446,500     3.2           4.91      446,500       4.91
$6.25-$10.25     326,542     2.3        $  7.78      326,542       7.78
               ---------                           ---------
$1.00-$10.25   2,205,636     5.8        $  3.60    1,712,166    $  4.09
               =========                           =========

We have adopted the disclosure only provisions of FAS 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various stock option plans and stock purchase plan. The compensation cost that has been expensed in the statements of operations for the stock options issued to non-employees and restricted stock awards to employees and directors was $16,000, $30,000 and $55,000 for 2004, 2003 and 2002, respectively.

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

                                          Year Ended December 31,
                                          -----------------------
                                      2004          2003          2002
                                      ----          ----          ----
Expected life in years (from vesting
 date):
 Stock options                        5              5            5
 Employee Stock Purchase Plan         1.5 - 2        1.5 - 2      1.5 - 2
Discount rate:
 Stock options                        3.2%           3.2%         3.8%
 Employee Stock Purchase Plan         1.47%-2.55%    1.47%-1.82%  1.7%-3.2%
Volatility
 Stock options                         69%            85%        114%
 Employee Stock Purchase Plan          65%-147%       65%-68%     68%-69%
Expected dividend yield                 0%             0%          0%

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

Also in 2001, we modified the 1992 Stock Option Plan to extend the exercise period of vested stock options upon employee termination, from up to 30 days after the date of termination to up to 90 days after the date of termination. We did not record compensation expense associated with this modification in 2004, 2003 and 2002, as the expense associated with the affected options exercised in 2004 and 2003 was $0 and none of the affected options was exercised during 2002. The number of stock options that may be affected in future periods was not estimable on the date of modification.

Note  9  Net Loss Per Share

The following table sets forth the computation of our basic and diluted loss per share (in thousands, except per share amounts):

                                     2004           2003           2002
                                     ----           ----           ----
Loss from continuing operations   $(9,092)       $(6,208)       $(4,395)
                                   ======         ======         ======

Net loss                          $(9,221)       $(4,363)       $(3,778)
                                   ======         ======         ======

Shares calculation:
Weighted average shares
  outstanding - basic and
  diluted                          22,909         20,553         20,409
Basic and diluted loss per
  common share:
 Loss from continuing operations  $ (0.40)       $ (0.30)       $ (0.22)
                                   ======         ======         ======
 Net loss                         $ (0.40)       $ (0.21)       $ (0.19)
                                   ======         ======         ======

The following options were outstanding during the periods presented, but were not included in the computation of diluted net loss per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands, except exercise prices):

                                2004              2003              2002
                                ----              ----              ----
Number outstanding              1,661             2,423             3,146
Range of exercise prices     $2.45 - $10.25    $1.44 - $10.25  $1.00 - $10.25

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003 and changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                           For the year ended
                                              December 31,
                                        ---------------------------
                                        2004        2003       2002
                                        ----        ----       ----
Analytical Standards Division
-----------------------------
  Income from Analytical Standards
    division                          $  --        $   8     $ 229
                                       ----         ----      ----
                                                       8       229
Cosmeceutical and Toiletry Business
-----------------------------------
  Recovery of (provisions for)
   doubtful accounts
   receivable                            --           28       (28)
  Change in estimates for
   professional fees, severance
   costs and guarantees                (133)        (103)      135
  Change in estimate of
   provision for income
   taxes and tax refunds                 --           10        65
                                      -----          ---       ---
                                       (133)         (65)      172
                                      -----          ---       ---
  Total income (loss) from
   discontinued operations           $ (133)        $(57)     $401
                                      =====          ===       ===

Revenues relating to the discontinued operations totaled $0, $127,000 and $1,145,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Gain on disposition of discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003 represents the gain on the sale of certain assets of our Analytical Standards division in February 2003. Gain on disposition of discontinued operations for the year ended December 31, 2002 represents the annual earnout income received from RP Scherer based on the performance of the business sold, net of allowances for claims made by RP Scherer, mostly due to an indemnification claim relating to inventory deemed obsolete, pursuant to the agreement.

The following table sets forth the Company's basic and diluted income (loss) per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2004, 2003 and 2002:

                                   For the year ended December 31,
                                   -------------------------------
                                   2004           2003         2002
                                   ----           ----         ----
Basic income (loss) per common
 share from discontinued
 operations                        $(0.01)        $   *        $0.02

Diluted income (loss) per common
 share  from discontinued
 operations                        $(0.01)        $   *        $0.02

* Less than ($0.00) per share

As of December 31, 2004, liabilities related to the discontinued operation in the amount of $160,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

The cash provided by discontinued operations of $99,000 in 2004 relates to the royalties received from GFS from sales of Analytical Standards products, partially offset by severance payments made to former employees who were terminated as a result of the sale of the Analtyical Standards division. The cash used in discontinued operations in 2003 and 2002 of $413,000 and $554,000, respectively, relates to cash used in Analytical Standards division operations, severance payments and payments of the gross profit guarantee to RP Scherer, partially offset by royalties received from GFS.

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

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 in the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. An increase to the estimated severance charges of $19,000 was recorded in 2004. Approximately $222,000 of these severance charges has been paid through December 31, 2004.

Cosmeceutical and Toiletry Business
-----------------------------------

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million at closing and were entitled to receive further earnout amounts for the subsequent three years up to a maximum of $26.5 million, the amounts of which were dependent on the performance of the business sold. During the first two years of the earnout period, we earned an aggregate of $3.8 million. No earnout income was received or reported for the third and final earnout year. The earnout was calculated based on gross profit earned by the business sold over a three-year period. The terms of the agreement with RP Scherer provided for an earnout of 20% to 60% of gross profit of the business sold over a threshold that increased each year. Each earnout year had a different minimum level of gross profit to be achieved before any earnout income could be received. In addition to the minimum gross profit levels, each earnout period had three additional gross profit thresholds that correspond to a specific earnout percentage up to a maximum of 60%. Earnout thresholds for the third and final year were higher than the first two years. The cosmeceutical and toiletry business is reported as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Operations.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. Payments for the Gross Profit Guaranty aggregated $527,000 for the first four guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $153,000 related to the current amount due under the gross profit guarantees is included in accrued disposition costs as of December 31, 2004.

Note 11  Defined Contribution Plan

We have a defined contribution plan covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $6,150, $6,000 and $5,500 for 2004, 2003 and 2002 ,
respectively, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2004, 2003 and 2002, we contributed to the plan approximately $86,000, $64,000 and $79,000, respectively. No discretionary contributions have been made to the plan since its inception.

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

                                               December 31,
                                          ------------------------
                                             2004          2003
                                             ----          ----
Deferred Tax Assets:

Net operating loss carryforwards           $ 26,100     $ 24,100
Research credits                              2,000        1,900
Capitalized research expenses                   200          300
Other                                           400          900
                                            -------      -------
Total deferred tax assets                    28,700       27,200

Valuation allowance                         (28,700)     (27,200)
                                            -------       ------

Net deferred tax assets                          --           --
                                            =======       ======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,500,000, decreased by $100,000 and increased by $1,000,000 during 2004, 2003, and 2002, respectively.

Deferred tax assets related to carryforwards at December 31, 2004 include approximately $2,900,000 associated with stock option activity related to nonqualified stock options for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $73,700,000 which expire in the years 2005 through 2024 and federal research and development tax credits of approximately $1,100,000 which expire in the years 2005 through 2024.

As of December 31, 2004, we had net operating loss carryforwards for state income tax purposes of approximately $17,400,000 which expire in the years 2012 through 2014 and state research and development tax credits of approximately $1,300,000 which do not expire.

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

Note 13  Significant Agreements

Ortho Neutrogena Corporation
----------------------------

In May 1992, we entered into development and licensing and investment agreements with Ortho Neutrogena (formerly Ortho-McNeil Pharmaceutical Corporation) ("Ortho") for the development of retinoid products. The first product is a Microsponge(R) system entrapment of tretinoin (trans-retinoic acid or "t-RA"), a prescription acne drug product for which FDA approval was received in February 1997. A second product licensed to Ortho is a Microsponge entrapment of a retinoid to be used for the treatment of photodamaged skin.

In February 1995, we received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of our New Drug Application ("NDA") for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenue. In February 1997, upon receipt of approval from the FDA to market Retin-A Micro(R) (tretinoin gel) microsphere for the treatment of acne, we received $3 million from Ortho, $1.5 million of which was a milestone payment that was recognized as revenue in 1997 and $1.5 million of which was prepaid royalties that was recorded as deferred revenue. As of December 31, 2004, there were no amounts remaining in deferred revenue.

Dermik
------

In March 1992, we restructured a 1989 joint venture agreement with Dermik, a Sanofi-Aventis company. As part of the agreement, Sanofi-Aventis received certain exclusive marketing rights. Product applications include a 5-FU treatment for actinic keratoses. In 1998, this agreement was amended to give Dermik an exclusive worldwide license to Microsponge-entrapped 5-FU and to increase the royalty payable to us from 5% to 10%. In 1999, Dermik filed an NDA for this product and expanded its agreement with us to cover two additional indications, in return for milestone payments and royalties upon successful development. We received $500,000 on the execution of this amendment representing a milestone payment of $250,000 and prepaid royalties of $250,000. In 2000, Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac(TM) in 2001 and we received a milestone payment of $50,000. In accordance with the agreement, the prepaid royalties were to be creditable against future royalties in at least two indications containing the Licensed Product and were recorded as deferred revenues. During 2002, Dermik decided not to pursue the additional indications covered by the 1999 amendment, thereby forfeiting its prepaid royalties. The accompanying Consolidated Statements of Operations include $237,000 in 2002 resulting from the recognition of these deferred revenues upon the forfeiture of Dermik's rights. In 2003, A.P. Pharma regained rights to Carac from Dermik for all regions outside the U.S. and Canada. Dermik's exclusivity relating to Carac will continue as long as annual minimum royalty payments are made, governed by the life of our applicable patents, which continue until 2021.

Note 14  Quarterly Results of Operations (Unaudited)

The following table presents summarized results of operations for each of our quarters in the years ended December 31, 2004 and 2003. These quarterly results are unaudited; however, in the opinion of management, such results have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein.



                                     QUARTERLY RESULTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                               First       Second      Third       Fourth
Year Ended December 31, 2004                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenues                               $ 1,180     $ 1,284      $ 1,458    $ 1,482
Operating expenses                             3,759       3,725        3,416      3,820
Interest and other, net                           29          49           71         75
Loss from continuing operations               (2,550)     (2,392)      (1,887)    (2,263)
Discontinued operations                          (49)        (52)         (34)         6
Net loss                                      (2,599)     (2,444)      (1,921)    (2,257)
Basic and diluted loss per common share:
 Loss from continuing operations               (0.12)      (0.11)       (0.08)     (0.09)
 Net loss                                      (0.13)      (0.12)       (0.08)     (0.09)

                                               First       Second      Third       Fourth
Year Ended December 31, 2003                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenues                               $ 1,106    $ 1,117      $ 1,268    $ 1,358
Operating expenses                             2,980      3,101        2,503      2,875
Interest and other, net                           76         54          220         53
Loss from continuing operations               (1,798)    (1,930)      (1,015)    (1,464)
Discontinued operations                        1,832        (30)         (43)        86
Net income (loss)                                 34     (1,960)      (1,058)    (1,378)
Basic income (loss) per common share:
 Loss from continuing operations               (0.09)     (0.09)       (0.05)     (0.07)
 Net income (loss)                                 *      (0.10)       (0.05)     (0.07)
Diluted (loss) income per common share:
 Loss from continuing operations               (0.09)     (0.09)       (0.05)     (0.07)
 Net income (loss)                                 *      (0.10)       (0.05)     (0.07)

* Less than $0.01 per share

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectivenesss of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alert them to material information relating to the Company required to be included in our Exchange Act filings.

(b) Management's report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

(c) Report of Independent Registered Public Accounting Firm:

The Board of Directors and Stockholders
A.P. Pharma, Inc.

We have audited management's assessment, included above in "Management's Report on Internal Control Over Financial Reporting", that A.P. Pharma, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.P. Pharma, Inc's. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that A.P. Pharma, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.
Also, in our opinion, A.P. Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.P. Pharma Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004 of A.P. Pharma, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.




                                         /s/ERNST & YOUNG LLP

Palo Alto, California
March 11, 2005

(d) Changes in internal controls: During the quarter ended December 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

   None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APP incorporates by reference the information set forth under the caption "Information Concerning the Board of Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on May 25, 2005.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information set forth under the captions "Report of the Audit Committee," "Ratification of Selection of Independent Auditors" and "Fees Paid to Ernst & Young" of the Proxy Statement.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) 1.  Financial Statements
         The financial statements and supplementary data set forth in Part II of the 10-K Annual Report are included herein.
    2.  Financial Statement Schedules
         Schedule II  Valuation Accounts
         All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.
    3.  Exhibits
         2.1-Copy of Asset Purchase Agreement between Registrant and RP
             Scherer South, Inc. dated June 21, 2000. (1)
         3-A-Copy of Registrant's Certificate of Incorporation. (2)
         3-B-Copy of Registrant's Bylaws. (2)
         10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (3)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5,
              1997. (4)*
         10-E-Lease Agreement between Registrant and Metropolitan Life
              Insurance Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (5)
         10-N-Agreement with Johnson & Johnson dated April 14, 1992. (6) 10-X-Registrant's Non-Qualified Plan
           23.1-Consent of Independent Registered Public Accounting Firm. 31.1-Certification of Chief Executive Officer pursuant to Rules
                13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.
           31.2-Certification of Chief Financial Officer pursuant to Rules
                13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.
           32-Certifications of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ Michael O'Connell       President and Chief               March 14, 2005
-------------------------   Executive Officer                 --------------
Michael O'Connell           (Principal Executive Officer)


/S/ Gordon Sangster         Chief Financial Officer           March 14, 2005
-------------------------   (Principal Financial and          --------------
Gordon Sangster             Accounting Officer)


/S/ Paul Goddard            Chairman of the Board of          March 14, 2005
-------------------------   Directors                         --------------
Paul Goddard


/S/ Stephen Drury           Director                          March 14, 2005
-------------------------                                     --------------
Stephen Drury


/S/ Peter Riepenhausen      Director                          March 14, 2005
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 14, 2005
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory Turnbull        Director                          March 14, 2005
-------------------------                                     --------------
Gregory Turnbull


/S/ Dennis Winger           Director                          March 14, 2005
-------------------------                                     --------------
Dennis Winger


/S/ Robert Zerbe            Director                          March 14, 2005
-------------------------                                     --------------
Robert Zerbe


                                 EXHIBIT INDEX
                            Form 10-K Annual Report

2.1-Copy of Asset Purchase Agreement between Registrant and RP Scherer
    South, Inc. dated June 21, 2000. (1)
3-A-Copy of Registrant's Certificate of Incorporation. (2)
3-B-Copy of Registrant's Bylaws. (2)
10-C-Registrant's 1992 Stock Plan dated August 11, 1992. (3)* 10-D-Registrant's 1997 Employee Stock Purchase Plan dated March 5, 1997. (4)* 10-E-Lease Agreement between Registrant and Metropolitan Life Insurance
     Company for lease of Registrant's executive offices in Redwood City dated as of November 17, 1997. (5)
10-N-Agreement with Johnson & Johnson dated April 14, 1992. (6) 10-X-Registrant's Non-Qualified Stock Plan.
21-Proxy Statement for the Annual Meeting of Shareholders. (7)
23.1-Consent of Independent Registered Public Accounting Firm. 31.1-Certification of Chief Executive Officer pursuant to Rules
     13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.
31.2-Certification of Chief Financial Officer pursuant to Rules 13A-15(e)
     Promulgated under the Securities Exchange Act of 1934 as amended. 32-Certifications of Chief Executive Officer and Chief Financial Officer
   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*  Management Contract or Compensatory plans.

Schedule II

Valuation and Qualifying Accounts (in thousands)

                                             Additions    Deductions,
                                              Charged to  write-offs
                                   Beginning  Cost and      and      Ending
                                   Balance    Expense    Recoveries Balance
---------------------------------------------------------------------------
December 31, 2004
-----------------
Accounts receivable, allowance
  for bad debt                     $ --      $ --       $ --         $ --

Note receivable, allowance
  for doubtful note                $413      $ --       $19          $394

December 31, 2003
-----------------
Accounts receivable, allowance
  for bad debt                     $28       $ --       $28          $ --

Note receivable, allowance
  for doubtful note                $437      $ --       $24          $413

December 31, 2002
-----------------
Accounts receivable, allowance
  for bad debt                     $--       $33        $5           $28

Note receivable, allowance
  for doubtful note                $417      $50        $30          $437
