Form 10-Q
period 2005-03-31
AP PHARMA INC /DE/
filed 2005-05-10
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2005


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
                                                       Yes  X     No
                                                           ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                   Yes [ X ]  No [ ]
                                                       ----     ----

At April 30, 2005, the number of outstanding shares of the Company's common stock, par value $.01, was 25,180,950.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Balance Sheets
March 31, 2005 and December 31, 2004

Condensed Statements of Operations
for the three months ended March 31, 2005 and 2004

Condensed Statements of Cash Flows
for the three months ended March 31, 2005 and 2004

Notes to Condensed Financial Statements

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

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED  BALANCE SHEETS (in thousands)
----------------------------------------

                                      March 31, 2005  December 31, 2004
                                      --------------  -----------------
                                        (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $    354          $  3,110
  Marketable securities                  11,426            10,486
  Accounts receivable, net                1,435             1,506
  Prepaid expenses and other                308               394
                                         ------            ------

Total current assets                     13,523            15,496

Property and equipment, net               1,167             1,235
Other long-term assets                      209               283
                                         ------            ------
Total assets                           $ 14,899          $ 17,014
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    553          $    697
  Accrued expenses                          625               685
  Accrued research and development
    project costs                           601             1,318
  Accrued disposition costs                 177               160
                                         ------            ------
Total current liabilities                 1,956             2,860
                                         ------            ------

Stockholders' equity:
  Common stock                           99,031            98,989
  Accumulated deficit                   (86,075)          (84,819)
  Accumulated other comprehensive
   loss                                     (13)              (16)
                                         ------            ------
Total stockholders' equity               12,943            14,154
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 14,899          $ 17,014
                                         ======            ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------
(in thousands, except per share amounts)
---------------------------------------


                                 Three Months Ended March 31,
                                 ----------------------------
                                      2005          2004
                                     ------        ------

Royalties                           $ 1,282       $ 1,154
Contract revenues                        78            26
                                     ------        ------

Total revenues                        1,360         1,180

Operating expenses:
 Research & development               1,822         3,013
 General & administrative               849           746
                                     ------        ------

Total operating expenses              2,671         3,759
                                     ------        ------

Operating loss                       (1,311)       (2,579)

Interest income, net                     72            31

Other expense, net                      (11)           (2)
                                     ------        ------

Loss from continuing operations      (1,250)       (2,550)
Loss from discontinued
  operations                             (6)          (49)
                                     ------        ------

Net loss                            $(1,256)      $(2,599)
                                     ======        ======

Basic and diluted earnings (loss)
 per share:
  Loss from continuing operations   $ (0.05)      $ (0.12)
                                     ======        ======
  Net loss                          $ (0.05)      $ (0.13)
                                     ======        ======

Weighted average common shares
 outstanding-basic and diluted       25,046        20,653
                                     ======        ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands,
------------------------------------------------------------
except for share amounts)
-------------------------

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2005             2004
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                               $(1,256)         $(2,599)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Loss from discontinued
    operations                                6               49
   Loss (gain) on sale of marketable
    securities                               12               (2)
   Depreciation and amortization             94               92
   Stock-based compensation to non-
    employees                                29                6
   Restricted stock awards to employees       1               --
   Amortization of premium/discount
    and accretion of marketable
    securities                               (1)             (43)
   Loss on retirements of property
    and equipment                            --                6
   Changes in operating assets and
    liabilities:
     Accounts receivable                     59             (145)
     Prepaid expenses and other
      current assets                         86               13
     Other long-term assets                  74              180
     Accounts payable                      (144)             725
     Accrued research and development
      project costs                        (717)            (180)
     Accrued expenses                       (60)              59
                                         ------           ------
Net cash used in continuing
 operating activities                    (1,817)          (1,839)
Net cash provided by (used in)
 discontinued operations                     23              (26)

Cash flows from investing activities:
  Proceeds from disposition of
   discontinued operations                   --               19
  Purchases of property and equipment       (26)             (18)
  Purchases of marketable securities     (5,156)          (1,295)
  Maturities of marketable securities     3,808            3,957
  Sales of marketable securities            400            1,419
                                         ------           ------
Net cash provided by (used in)
  investing activities                     (974)           4,082
                                         ------           ------

Cash flows from financing activities:
Proceeds from the exercise of stock
 options                                     11               86
Proceeds from issuance of restricted
 stock                                        1               --
                                         ------           ------
Net cash proceeds provided by
 financing activities                        12               86

Net increase (decrease) in cash
 and cash equivalents                    (2,756)           2,303
Cash and cash equivalents, beginning
 of the period                            3,110               97
                                         ------           ------
Cash and cash equivalents, end
 of the period                          $   354          $ 2,400
                                         ======           ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------
MARCH 31, 2005 and 2004 (UNAUDITED)
-----------------------------------

(1)  Basis of Presentation
     ---------------------


A.P. Pharma, Inc. ("APP", the "Company", "we", "our", or "us") is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. Projects are currently conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the three months ended
March 31, 2005 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

Use of Estimates
----------------

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets and accruals. Actual results could differ materially from those estimates. An estimate made for clinical study costs which was included in the financial statements as of December 31, 2004 was reduced by $110,000 in the first quarter of 2005 on the receipt of more accurate information during the first quarter of 2005.

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
We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the three months ended March 31, 2005 and 2004.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the three months ended March 31, 2005 and 2004.

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

Cash Equivalents and Short-term Investments
-------------------------------------------

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents. Investments which have original maturities of three months and longer are classified as marketable securities in the accompanying balance sheets.

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

Approximately 89% of the receivables were concentrated with two customers in the pharmaceutical industry as of March 31, 2005. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications. Substantially all of our revenues are derived from domestic customers.

Stock-Based Compensation
------------------------

We have elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees and directors, no compensation cost has been recognized for our employee stock option plans and stock purchase plan. Compensation related to options granted to non-employees is periodically remeasured as earned.

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided, below, the pro forma disclosures of the effect on net loss and net loss per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented.

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                     2005              2004
                                  ------------     -----------
                                    (In thousands, except per
                                          share amounts)
Net loss, as reported             $(1,256)         $(2,599)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123             (84)            (104)
                                   ------           ------
Pro forma net loss                $(1,340)         $(2,703)
                                   ======           ======
Basic and diluted loss per
 share as reported                $ (0.05)         $ (0.13)
                                   ======           ======
Basic and diluted pro forma
 loss per share                   $ (0.05)         $ (0.13)
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

                                     Three Months Ended
                                         March 31,
                                     ------------------
                                     2005          2004
                                     ----          ----
Expected life in years (from
 vesting date):
 Stock options                     5              5
 Employee stock purchase plan      1.5 - 2        1.5 -  2
Discount rate:
 Stock options                     4.2%           2.8%
 Employee stock purchase plan      1.47% - 2.6%   1.47% - 1.82%
Volatility
 Stock options                    79%            65%
 Employee stock purchase plan     65% - 147%      65% - 68%
Expected dividend yield            0%             0%

In April 2005, the SEC announced a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement No. 123R ("SFAS 123R") to the beginning of the next fiscal year beginning after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the year beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Reclassifications
-----------------

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. Patent legal expenses in the prior year have been reclassified from research and development expense to general and administrative expense.

(2)  Loss Per Share Information
     -------------------------------------

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Because the Company is in a net loss position for the three months ended March 31, 2005 and 2004, diluted loss per share is also calculated using the weighted average number of common shares outstanding and excludes the effect of options which are anti-dilutive.

(3)  Comprehensive Loss
     ---------------------------
Comprehensive loss for the three months ended March 31, 2005 and March 31, 2004 consists of the following (in thousands):


                                  Three Months Ended
                                       March 31,
                                  ------------------
                                 2005             2004
                                 ----             ----

Net loss                        $(1,256)          $(2,599)

Unrealized gains (losses) on
 available-for-sale securities        3               (8)
                                 ------            ------
Comprehensive loss              $(1,253)          $(2,607)
                                 ======            ======

(4)  Stockholders' Equity
     --------------------

	During the three months ended March 31, 2005, 81,473 shares of common stock were issued through the exercise of stock options and issuance of restricted stock.

(5)  Discontinued Operations
     -----------------------

We completed the sale of certain assets of our Analytical
Standards division as well as certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") in February 2003 and July 2000, respectively.

The Analytical Standards division and cosmeceutical and toiletry business are reported as discontinued operations for all periods presented in the accompanying Condensed Statements of Operations.

Loss from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                   For the Three Months Ended
                                        March 31,
                                   --------------------------
                                        2005        2004
                                        ----        ----
Analytical Standards Division
-----------------------------
 Royalties earned in excess of
   minimum amount recorded             $  12       $  20
 Change in estimate of severance          --         (19)
                                        ----        ----
                                          12           1
Cosmeceutical and Toiletry Business
-----------------------------------
 Change in estimates for gross
   profit guarantees                     (18)        (50)
                                        ----        ----
 Total loss from discontinued
   operations                          $  (6)      $ (49)
                                        ====        ====

Basic and diluted loss per common share from discontinued operations were less than $0.01 per share for the three months ended March 31, 2005 and 2004, respectively.

Liabilities related to the discontinued operations in the amount of $177,000 at March 31, 2005 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Cash provided by discontinued operations primarily relates to royalty payments received from GFS Chemical for the sale of certain products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates including those related to the useful lives of fixed assets, valuation allowances, impairment of assets, accrued clinical and preclinical expenses and contingencies. Actual results could differ materially from those estimates. An estimate made for clinical study costs which was included in the financial statements as of December 31, 2004 was reduced by $110,000 in the first quarter of 2005 on the receipt of more accurate information during the first quarter of 2005.

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2005 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

In April 2005, the SEC announced a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement No. 123R ("SFAS 123R") to the beginning of the next fiscal year beginning after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the year beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Results of Operations for the Three Months Ended March 31, 2005 and
-------------------------------------------------------------------
2004
----

Our revenues are derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain corporations, we may receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the first quarter of 2005 increased by $128,000 to $1,282,000 from $1,154,000 in the corresponding quarter of the prior year. This increase in royalties was due to increased sales of Retin-A Micro(R) and Carac(R) by our marketing partners, Johnson & Johnson and Sanofi-Aventis, respectively. We expect royalty revenue to continue to increase in 2005.

Contract revenues increased by $52,000 from $26,000 to $78,000 as a result of work performed under a collaborative research and development arrangement. The amount of contract revenues varies from quarter to quarter depending on the level of activity requested of us by our collaborators. It is not possible to forecast the amount of contract revenues in future periods.

Research and development expense for the first quarter of 2005 decreased by $1,191,000 from $3,013,000 to $1,822,000 due mainly to reduced expenditures on human clinical trials during the quarter.
An IND was filed in the first quarter of 2005 for APF530, our product candidate for the prevention of chemotherapy-induced nausea and vomiting. A Phase 2 clinical trial program using APF530 was initiated in April. In the first quarter of the prior year, we were incurring expenses for preclinical studies relating to APF530 and for our Phase 2 clinical trial using APF112 for the treatment of post-surgical pain. We expect research and development expense to increase in the second quarter of 2005 as we conduct our Phase 2 clinical program for APF530.

General and administrative expense for the first quarter of 2005 increased by $103,000 from $746,000 to $849,000 due primarily to increased legal and consulting fees. We expect general and administrative expense to increase slightly through the end of the year compared to 2004.

Interest income for the first quarter of 2005 increased by $41,000 to $72,000 from $31,000 due to higher interest rates earned on higher average cash and marketable securities balances.

Loss from discontinued operations represents the net loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $6,000 for the three months ended March 31, 2005, compared with a net loss of $49,000 in the three months ended March 31, 2004.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased by $1,816,000 to $11,780,000 at March 31, 2005 from $13,596,000 at
December 31, 2004 due to cash used in operating activities.

Net cash used in continuing operating activities for the three months ended March 31, 2005 and 2004 was $1,817,000 and $1,839,000, respectively. The decrease in net cash used in operating activities was mainly due to decreased clinical and preclinical study costs.

Net cash used in investing activities for the three months ended March 31, 2005 was $974,000 compared with net cash provided by investing activities of $4,082,000 in the three months ended March 31, 2004. The increase in the cash used in investing activities was primarily due to the purchases of $5,156,000 of marketable securities partially offset by the maturities of $3,808,000 of marketable securities.

To date, we have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, the sale of common stock in June 2004, and interest earned on short-term investments. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet our cash needs for at least the next year. We will seek additional financing within this timeline through collaborative agreements, debt financing, equity financing, the sale of certain assets and technology rights or other arrangements.

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

                              Less                       More
                              than    2 to 3   4 to 5    than
                     Total   1 year    years    years   5 years
                     -----   ------   ------   ------   -------
Operating Leases     $2,871   $466     $935     $966     $504
                      ---      ---      ---      ---      ---
Total                $2,871   $466     $935     $966     $504
                      ===      ===      ===      ===      ===



ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2004, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls: During the quarter ended March 31, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

ITEM 1. Legal Proceedings

      On October 22, 2003, Tristrata Technology, Inc. (Tristrata) filed an amended complaint joining A.P. Pharma, Inc. and other companies as defendants in Tristrata's action first filed July 12, 2002 against Cardinal Health, Inc. and others in the Federal District Court of Delaware. Tristrata's complaint alleged infringement of patents pertaining to alpha-hydroxyacids used in cosmetics. On January 19, 2005 the parties agreed to final dismissal of all claims and counterclaims in the lawsuit resulting in no judgement against A.P. Pharma.

ITEM 6. Exhibits

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


                                     A.P. PHARMA, INC.



Date:  May 10, 2005             By:  /S/Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date:  May 10, 2005             By:  /S/Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer