Form 10-Q
period 2005-06-30
AP PHARMA INC /DE/
filed 2005-08-09
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2005


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

At July 31, 2005, the number of outstanding shares of the Company's common stock, par value $.01, was 25,212,797.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Balance Sheets
June 30, 2005 and December 31, 2004

Condensed Statements of Operations
for the three and six months ended June 30, 2005 and 2004

Condensed Statements of Cash Flows
for the six months ended June 30, 2005 and 2004

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

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED BALANCE SHEETS (in thousands)
---------------------------------------

                                      June 30, 2005   December 31, 2004
                                      -------------   -----------------
                                        (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $  1,972          $  3,110
  Marketable securities                   7,775            10,486
  Accounts receivable, net                1,393             1,506
  Prepaid expenses and other                439               394
                                         ------            ------

Total current assets                     11,579            15,496

Property and equipment, net               1,115             1,235
Other long-term assets                      177               283
                                         ------            ------
Total assets                           $ 12,871          $ 17,014
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    626          $    697
  Accrued research and development
    project costs                           906             1,318
  Accrued expenses                          677               685
  Accrued disposition costs                 221               160
                                         ------            ------
Total current liabilities                 2,430             2,860
                                         ------            ------

Stockholders' equity:
  Common stock                           99,137            98,989
  Accumulated deficit                   (88,683)          (84,819)
  Accumulated other comprehensive
   loss                                     (13)              (16)
                                         ------            ------
Total stockholders' equity               10,441            14,154
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 12,871          $ 17,014
                                         ======            ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------
(in thousands, except per share amounts)
---------------------------------------


                                 Three Months Ended June 30,      Six Months Ended June 30,
                                 ---------------------------      -------------------------
                                      2005          2004             2005            2004
                                     ------        ------           ------          ------

Royalties                           $ 1,187       $ 1,103          $ 2,469         $ 2,257
Contract revenues                        63           181              142             206
                                     ------        ------           ------          ------

Total revenues                        1,250         1,284            2,611           2,463

Operating expenses:
 Research & development               3,078         2,905            4,900           5,919
 General & administrative               823           820            1,672           1,566
                                     ------        ------           ------          ------

Total operating expenses              3,901         3,725            6,572           7,485
                                     ------        ------           ------          ------

Operating loss                       (2,651)       (2,441)          (3,961)         (5,022)

Interest income, net                     74            24              146              56

Other income, net                        13            25                1              23
                                     ------        ------           ------          ------

Loss from continuing operations      (2,564)       (2,392)          (3,814)         (4,943)
Loss from discontinued operations       (44)          (52)             (50)           (101)
                                     ------        ------           ------          ------

Net loss                            $(2,608)      $(2,444)         $(3,864)        $(5,044)
                                     ======        ======           ======          ======

Basic and diluted loss per share:
  Loss from continuing operations   $ (0.10)      $ (0.11)         $ (0.15)        $ (0.24)
                                     ======        ======           ======          ======
  Net loss                          $ (0.10)      $ (0.12)         $ (0.15)        $ (0.24)
                                     ======        ======           ======          ======

Weighted average common shares
 outstanding-basic and diluted       25,107        21,048           25,073          20,850
                                     ======        ======           ======          ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(in thousands,
-------------------------------------------------------------------------
except for share amounts)
-------------------------

                                          Six months ended June 30,
                                          -------------------------
                                            2005             2004
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                              $ (3,864)        $ (5,044)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Loss from discontinued operations         50              101
   Loss on sale of marketable
    securities                               (2)              (2)
   Depreciation and amortization            190              186
   Recovery of doubtful accounts and
    note receivable                          --              (10)
   Stock and stock option
    compensation awards to non-
    employees                                64               69
   Restricted stock awards                    8               --
   Amortization of premium/discount
    and accretion of marketable
    securities                              (21)             (42)
   Loss on retirements of property
    and equipment                            --                6
   Changes in operating assets and
    liabilities:
     Accounts receivable                     68               (7)
     Prepaid expenses and other
      current assets                        (45)             (18)
     Other long-term assets                 108              185
     Accounts payable                       (71)            (102)
     Accrued expenses                      (420)             (18)
     Deferred revenue                        --              (14)
                                         ------           ------
Net cash used in continuing
 operating activities                    (3,935)          (4,710)
Net cash received from
 discontinued operations                     54               35

Cash flows from investing activities:
  Purchases of property and equipment       (69)            (129)
  Purchases of marketable securities     (6,803)          (8,224)
  Maturities of marketable securities     7,364            2,860
  Sales of marketable securities          2,176            3,933
                                         ------           ------

Net cash (used in) provided by
  investing activities                    2,668           (1,560)

Cash flows from financing activities:
Proceeds on issuance of common
 stock, net of issuance cost                 --           11,756
Proceeds from the exercise of stock
 options                                     21              149
Proceeds from issuance of shares under
 Employee Stock Purchase Plan                53               46
Proceeds from issuance of restricted
 stock                                        1               --
                                         ------           ------
Net cash proceeds provided by
 financing activities                        75           11,951

Net increase (decrease) in cash and
 cash equivalents                        (1,138)           5,716
Cash and cash equivalents, beginning
 of the period                            3,110               97
                                         ------           ------
Cash and cash equivalents, end
 of the period                          $ 1,972          $ 5,813
                                         ======           ======

See accompanying notes to condensed consolidated financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
JUNE 30, 2005 and 2004 (UNAUDITED)
----------------------------------

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2005 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

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
We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for the Company to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying consolidated statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the six months ended June 30, 2005.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the six months ended June 30, 2005.

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

Approximately 90% of the receivables were concentrated with two customers in the pharmaceutical industry as of June 30, 2005. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

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




                                        Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        ------------------      ----------------
                                        2005          2004      2005        2004
                                        ----          ----      ----        ----
Net loss, as reported                 $(2,608)      $(2,444)  $(3,864)    $(5,044)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS 123                 (75)         (102)     (159)       (206)
                                       ------        ------    ------      ------
Pro forma net loss                    $(2,683)      $(2,546)  $(4,023)    $(5,250)
                                       ======        ======    ======      ======
Basic and diluted loss per
 share as reported                    $ (0.10)      $ (0.12)  $ (0.15)    $ (0.24)
                                       ======        ======    ======      ======
Basic and diluted pro forma
 loss per share                       $ (0.11)      $ (0.12)  $ (0.16)    $ (0.25)
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




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------
                                   2005         2004         2005         2004
                                   ----         ----         ----         ----
Expected life in years (from
 vesting date):
 Stock options                     5            5            5            5
 Employee stock purchase plan      1.5  - 2     1.5  - 2     1.5  - 2     1.5  - 2
Interest rate:
 Stock options                     3.7%         3.8%           4%         3.1%
 Employee stock purchase plan      1.47 - 3.63% 1.47 - 2.32% 1.47 - 3.63% 1.47 - 2.32%
Volatility:
 Stock options                    78%          63%          78%          64%
 Employee stock purchase plan     65 - 111%    65 - 68%     65 - 111%    65 - 68%
Expected dividend yield:           0%           0%           0%           0%





Reclassifications
-----------------

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. Patent legal expenses in the prior year have been reclassified from research and development expense to general and administrative expense.

(2)  Loss Per Share Information
     --------------------------

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Because the Company is in a net loss position for the three and six months ended June 30, 2005 and 2004, diluted loss per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and six months ended June 30, 2005 and 2004 consists of the following (in thousands):



                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------
                                   2005         2004         2005         2004
                                   ----         ----         ----         ----
Net loss                          $(2,608)     $(2,444)     $(3,864)     $(5,044)

Unrealized gains (losses) on
 available-for-sale securities         --          (11)           3          (19)
                                    -----       ------       ------       ------
Comprehensive loss                $(2,608)     $(2,455)     $(3,861)     $(5,063)
                                   ======       ======       ======       ======




(4)  Stockholders' Equity
     --------------------

During the six months ended June 30, 2005, 178,341 shares of common stock were issued primarily through the purchase of shares under the Employee Stock Purchase Plan, the exercise of stock options by employees and for the payment of directors' fees. Additionally, in May 2005, shareholders approved the increase in shares reserved for issuance under the 2002 Stock Incentive Plan and 1997 Employee Stock Purchase Plan by 400,000 and 150,000, respectively.

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

Loss from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):



                                           For the Three                For the Six
                                           Months Ended                Months Ended
                                              June 30,                   June 30,
                                          -------------                ------------
                                        2005        2004             2005        2004
                                        ----        ----             ----        ----
Analytical Standards Division
-----------------------------
 Royalties earned in excess of
   minimum amount recorded             $   1       $   1            $  13       $   2

Cosmeceutical and Toiletry Business
-----------------------------------
Change in estimates for gross
   profit guarantees                     (45)        (53)             (63)       (103)
                                        ----        ----             ----        ----
Total loss from discontinued
   operations                          $ (44)      $ (52)           $ (50)      $(101)
                                        ====        ====             ====        ====



Basic and diluted loss per common share from discontinued operations were less than $0.01 per share for the six months ended June 30, 2005 and 2004, respectively.

Liabilities related to the discontinued operations in the amount of $221,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying consolidated balance sheets.

Cash provided by discontinued operations primarily relates to royalty payments received from GFS Chemicals for the sale of certain products.

Below is a summary of activity for liabilities related to the discontinued operations for the six months ended June 30, 2005
(in thousands):

Accrual at December 31, 2004           $160
Additional accrual for gross
 profit guarantee                        63
Payment under severance agreement        (2)
                                        ---
Accrual at June 30, 2005               $221
                                        ===

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

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2005 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

In April 2005, the SEC announced a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement No. 123R ("SFAS 123R") to the beginning of the next fiscal year beginning after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the year beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified - prospective and modified - retroactive adoption options. Under the modified - retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Results of Operations for the Three and Six Months Ended June 30,
-----------------------------------------------------------------
2005 and 2004
-------------

Our revenues are derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the second quarter of 2005 increased by $84,000 to $1,187,000 from $1,103,000 in the corresponding quarter of the prior year and increased in the first six months of 2005 by $212,000 to $2,469,000 from $2,257,000 in the first six months of 2004. These increases in royalties were due to increased sales of Retin-A Micro(R) and Carac (R) by our marketing partners, Johnson & Johnson and Sanofi-Aventis, respectively. We expect royalty revenue to continue to increase in 2005.

Contract revenues, which are derived from work performed under collaborative research and development arrangements, decreased by $118,000 from $181,000 to $63,000 in the second quarter of 2005 and decreased by $64,000 from $206,000 to $142,000 for the first six months of 2005. The amount of contract revenues varies from period to period depending on the level of activity requested of us by our collaborators. Therefore we can not predict the amount of contract revenues in future periods.

Research and development expense for the second quarter of 2005 increased by $173,000 from $2,905,000 to $3,078,000 due mainly to expenditures during the quarter on the initiation of a Phase 2 human clinical trial for APF530, our product candidate for the prevention of acute and delayed chemotherapy-induced nausea and vomiting. An IND was filed in the first quarter of 2005 for APF530. Research and development expense for the six months ended June 30, 2005 decreased by $1,019,000 from $5,919,000 to $4,900,000 due to expenditures in the year-ago period on a Phase 2 clinical trial for APF112 for the treatment of post-surgical pain. We expect research and development expense to increase in the second half of 2005 as we complete our phase 2 clinical program for APF530 and initiate a Phase 3 clinical trial in the fourth quarter of 2005.

General and administrative expense increased for the second quarter of 2005 by $3,000 from $820,000 to $823,000 and for the six months ended June 30, 2005 by $106,000 from $1,566,000 to $1,672,000 due primarily to consulting fees. We expect general and administrative expense for the second half of 2005 to remain relatively constant with the first half of the year.

Interest income increased for the second quarter of 2005 by $50,000 to $76,000 from $26,000 and for the six months ended June 30, 2005 by $91,000 from $58,000 to $149,000, due to higher interest rates earned on higher average cash and marketable securities balances.

Loss from discontinued operations represents the net loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $44,000 for the three months ended June 30, 2005, compared with a net loss of $52,000 in the three months ended June 30, 2004. For the six months ended June 30, 2005, net loss from discontinued operations decreased by $51,000 to $50,000 from $101,000 in the year-ago period.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased by $3,849,000 to $9,747,000 at June 30, 2005 from $13,596,000 at
December 31, 2004 due to cash used in operating activities.

Net cash used in continuing operating activities for the six months ended June 30, 2005 and 2004 was $3,935,000 and $4,710,000, respectively. The decrease in net cash used in operating activities from 2004 to 2005 was mainly due to decreased clinical and preclinical study costs.

Net cash provided by investing activities for the six months ended June 30, 2005 was $2,668,000 compared with net cash used in investing activities of $1,560,000 in the six months ended June 30, 2004. The increase in the cash provided by investing activities from December 31, 2004 to June 30, 2005 was primarily due to the maturities of $7,364,000 of marketable securities and sales of marketable securities of $2,176,000, partially offset by the purchases of $6,803,000 of marketable securities.

To date, we have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, the sale of common stock in June 2004, and interest earned on short-term investments. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including royalties, license and option fees and research and development fees, are expected to be sufficient to meet our cash needs through the first quarter of 2006. We are seeking additional financing through collaborative agreements, debt financing, equity financing, the sale of certain assets and technology rights or other arrangements.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities at June 30, 2005.

                                Less                       More
                                than    2 to 3   4 to 5    than
                     Total     1 year    years    years   5 years
                     -----     ------   ------   ------   -------
Operating Leases     $2,762     $469     $942     $973     $378
                      -----      ---      ---      ---      ---
Total                $2,762     $469     $942     $973     $378
                      =====      ===      ===      ===      ===



ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2004, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls: During the quarter ended June 30, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's annual shareholder's meeting was held on May 25, 2005, at which the following proposal was approved:

Proposal I:  Election of the following directors:

                                     Votes For      Votes Withheld
                                     ---------      --------------
Paul Goddard
 Chairman of the Board               23,175,560        98,035
Stephen Drury                        23,188,525        85,070
Michael O'Connell                    23,113,614       159,981
Peter Riepenhausen                   23,133,490       140,105
Toby Rosenblatt                      23,056,428       217,167
Gregory Turnbull                     23,135,125       138,470
Dennis Winger                        23,182,945        89,650
Robert Zerbe                         23,186,395        87,200

Proposal II: To amend the Company's 1997 Employee Stock Purchase Plan to increase by 150,000 the number of shares of common stock reserved for issuance under the Plan.

    Votes For       Votes Against       Abstain     Votes Withheld
    ---------       -------------       -------     --------------
    8,582,313       1,098,280           61,504      13,531,498

Proposal III: To amend the Company's 2002 Equity Incentive Plan to increase by 400,000 the number of shares of common stock reserved for issuance under the Plan.

    Votes For       Votes Against       Abstain     Votes Withheld
    ---------       -------------       -------     --------------
    7,004,306       2,678,407           59,384      13,531,498

Proposal IV: To approve Ernst & Young LLP as A.P. Pharma's independent public accountants.

    Votes For       Votes Against       Abstain
    ---------       -------------       -------
    23,173,195       61,020             39,380

ITEM 6. Exhibits

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


                                     A.P. PHARMA, INC.



Date: August 8, 2005               By:  /S/ Michael O'Connell
     -----------------               ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: August 8, 2005               By:  /S/ Gordon Sangster
     -----------------               ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer