Form 10-Q
period 2005-09-30
AP PHARMA INC /DE/
filed 2005-11-09
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2005


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
                                                       Yes  X     No
                                                           ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                   Yes  X     No
                                                       ---      ---

At October 31, 2005, the number of outstanding shares of the Company's common stock, par value $.01, was 25,264,453.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited):

Condensed Balance Sheets September 30, 2005 and
December 31, 2004

Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004

Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

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

PART II.   OTHER INFORMATION

ITEM 6. Exhibits

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED BALANCE SHEETS (in thousands)
---------------------------------------

                                       September 30,    December 31,
                                           2005             2004
                                       -------------    ------------
                                       (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $  2,281          $  3,110
  Marketable securities                   5,810            10,486
  Accounts receivable, net                1,413             1,506
  Prepaid expenses and other                335               394
                                         ------            ------

Total current assets                      9,839            15,496

Property and equipment, net               1,219             1,235
Other long-term assets                      174               283
                                         ------            ------
Total assets                           $ 11,232          $ 17,014
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    943          $    697
  Accrued research and development
    project costs                           445             1,318
  Accrued expenses                          888               685
  Accrued disposition costs                 231               160
                                         ------            ------
Total current liabilities                 2,507             2,860
                                         ------            ------

Stockholders' equity:
  Common stock                           99,170            98,989
  Accumulated deficit                   (90,426)          (84,819)
  Accumulated other comprehensive
   loss                                     (19)              (16)
                                         ------            ------
Total stockholders' equity                8,725            14,154
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 11,232          $ 17,014
                                         ======            ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------
(in thousands, except per share amounts)
---------------------------------------


                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                                      ------------------               -----------------
                                      2005          2004             2005            2004
                                     ------        ------           ------          ------

Royalties                           $ 1,334       $ 1,258          $ 3,803         $ 3,515
Contract revenues                         3           200              144             407
                                     ------        ------           ------          ------

Total revenues                        1,337         1,458            3,947           3,922

Operating expenses:
 Research & development               2,306         2,522            7,205           8,440
 General & administrative               868           894            2,540           2,460
                                     ------        ------           ------          ------

Total operating expenses              3,174         3,416            9,745          10,900
                                     ------        ------           ------          ------

Operating loss                       (1,837)       (1,958)          (5,798)         (6,978)

Interest income, net                     74            70              221             126

Other income (expense), net              (1)            1               --              23
                                     ------        ------           ------          ------

Loss from continuing operations      (1,764)       (1,887)          (5,577)         (6,829)

Income/Loss from discontinued
 operations                              20           (34)             (30)           (135)
                                     ------        ------           ------          ------

Net loss                            $(1,744)      $(1,921)         $(5,607)        $(6,964)
                                     ======        ======           ======          ======

Basic and diluted loss
 per share:
  Loss from continuing operations   $ (0.07)      $ (0.08)         $ (0.22)        $ (0.31)
                                     ======        ======           ======          ======
  Net loss                          $ (0.07)      $ (0.08)         $ (0.22)        $ (0.31)
                                     ======        ======           ======          ======

Weighted average common shares
 outstanding-basic and diluted       25,145        24,936           25,095          22,212
                                     ======        ======           ======          ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------
(in thousands, except for share amounts)
----------------------------------------

                                          For the nine months ended
                                                September 30,
                                          -------------------------
                                            2005             2004
                                         ----------       ----------
Cash flows from operating activities:
 Net loss                               $(5,607)         $(6,964)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Loss from discontinued operations         30              135
   Gain/loss on sale of marketable
    securities                                4               (2)
   Depreciation and amortization            190              283
   Recovery of doubtful accounts and
    note receivable                          --              (10)
   Stock and stock option compensation
    awards to non-employees                  89               99
   Restricted stock awards                   16               --
   Amortization of premium/discount
    and accretion of marketable
    securities                              (42)             (65)
   Loss on retirements of property
    and equipment                            --                7
   Changes in operating assets and
    liabilities:
     Accounts receivable                     43                8
     Prepaid expenses and other
      current assets                         58              (56)
     Other long-term assets                 112              186
     Accounts payable                       246              224
     Accrued expenses                      (670)             214
     Deferred revenue                        --             (190)
                                         ------           ------
Net cash used in continuing
 operating activities                    (5,531)          (6,131)
Net cash received from discontinued
 operations                                  88               70

Cash flows from investing activities:
  Purchases of property and equipment      (173)            (173)
  Purchases of marketable securities     (8,101)         (15,922)
  Maturities of marketable securities     7,559               --
  Sales of marketable securities          5,253           10,779
                                         ------           ------

Net cash (used in) provided by
  investing activities                    4,538           (5,316)

Cash flows from financing activities:
Proceeds on issuance of common
 stock, net of issuance costs                --           11,756
Proceeds from the exercise of stock
 options                                     22              151
Proceeds from issuance of shares under
 the Employee Stock Purchase Plan            53               46
Proceeds from issuance of restricted
 stock                                        1               --
                                         ------           ------
Net cash proceeds provided by
 financing activities                        76           11,953

Net increase (decrease) in cash and
 cash equivalents                          (829)             576
Cash and cash equivalents, beginning
 of the period                            3,110               97
                                          -----           ------
Cash and cash equivalents, end
 of the period                           $2,281          $   673
                                          =====           ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------
SEPTEMBER 30, 2005 and 2004 (UNAUDITED)
---------------------------------------

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies
----------------------------

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2005 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

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
We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for the Company to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the three or nine months ended September 30, 2005.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the three or nine month periods ended September 30, 2005 and September 30, 2004.

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

Approximately 94% of the receivables were concentrated with two customers in the pharmaceutical industry as of September 30, 2005. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial conditions. We do not generally require collateral for customers with accounts receivable balances.

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




                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        ------------------      ----------------
                                        2005          2004      2005        2004
                                        ----          ----      ----        ----
Net loss, as reported                 $(1,744)      $(1,921)  $(5,607)    $(6,964)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS No. 123             (92)         (102)     (251)       (308)
                                       ------        ------    ------      ------
Pro forma net loss                    $(1,836)      $(2,023)  $(5,858)    $(7,272)
                                       ======        ======    ======      ======
Basic and diluted net loss per
 share, as reported                   $ (0.07)      $ (0.08)  $ (0.22)    $ (0.31)
                                       ======        ======    ======      ======
Basic and diluted pro forma
 net loss per share                   $ (0.07)      $ (0.08)  $ (0.23)    $ (0.33)
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




                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------        ----------------
                                   2005         2004         2005         2004
                                   ----         ----         ----         ----
Expected life in years (from
 vesting date):
 Stock options                    5             5            5             5
 Employee stock purchase plan     1.5  - 2      1.5  - 2     1.5  - 2      1.5  - 2
Interest rate:
 Stock options                    4.2%          3.4%         4%            3.2%
 Employee stock purchase plan     2.55%-3.63%   1.47%-2.32%  1.47%-3.63%   1.20%-2.32%
Volatility:
 Stock options                    78%          75%          78%           69%
 Employee stock purchase plan     84%-94%      65%-68%      59%-94%       65%-69%
Expected dividend yield:          0%            0%           0%            0%


Reclassifications
-----------------

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. Patent legal expenses in the prior year have been reclassified from research and development expense to general and administrative expense.

(2)  Loss Per Share Information
     --------------------------

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Because the Company is in a net loss position for the three and nine months ended September 30, 2005 and 2004, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive.

(3)  Comprehensive Loss
     ------------------
Comprehensive loss for the three and nine months ended
September 30, 2005 and 2004 consists of the following (in thousands):



                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------        -----------------
                                   2005         2004         2005         2004
                                   ----         ----         ----         ----
Net loss                          $(1,744)     $(1,921)     $(5,607)     $(6,964)

Unrealized losses on
 available-for-sale securities         (6)          (5)          (3)         (23)
                                   ------       ------       ------       ------

Comprehensive loss                $(1,750)     $(1,926)     $(5,610)     $(6,987)
                                   ======       ======       ======       ======




(4)  Stockholders' Equity
     --------------------

During the nine months ended September 30, 2005, 192,978 shares of common stock were issued primarily through the issuance of restricted stock, the purchase of shares under the Employee Stock Purchase Plan, the exercise of stock options by employees and for the payment of directors' fees.

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

Income/loss from discontinued operations represents the income
(loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):



                                           For the Three                For the Nine
                                           Months Ended                Months Ended
                                          September 30,                September 30,
                                          -------------                ------------
                                        2005        2004             2005        2004
                                        ----        ----             ----        ----
Analytical Standards Division
-----------------------------
 Royalties earned in excess of
   minimum amount recorded             $  29       $   1            $  42       $   3

Cosmeceutical and Toiletry Business
-----------------------------------
Change in estimates for gross
   profit guarantees                      (9)        (35)             (72)       (138)
                                        ----        ----             ----        ----
Total loss from discontinued
   operations                          $  20       $ (34)           $ (30)      $(135)
                                        ====        ====             ====        ====



Basic and diluted loss per common share from discontinued operations were less than $0.01 per share for the nine months ended September 30, 2005 and 2004, respectively.

Liabilities related to the discontinued operations at September 30, 2005 in the amount of $231,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As the minimum amount of Gross Profit Guaranty due is based on sales by RP Scherer and can not be estimated, no accrual has been recorded relating to sales in future periods.

Cash provided by discontinued operations primarily relates to royalty payments received from GFS Chemicals for the sale of certain products.

Below is a summary of activity for liabilities related to the discontinued operations for the nine months ended September 30, 2005 (in thousands):

Accrual at December 31, 2004              $160
Additional accrual for gross
 profit guarantee                           72
Payment under severance agreement           (1)
                                           ---
Accrual at September 30, 2005             $231
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

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2005 compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

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

Results of Operations for the Three and Nine Months Ended September
-------------------------------------------------------------------
30, 2005 and 2004
-----------------

Our revenues are derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain corporations, we can receive non-refundable upfront fees, milestone payments and royalties based on third party product sales.

Royalties for the third quarter of 2005 increased by $76,000 to $1,334,000 from $1,258,000 in the corresponding quarter of the prior year and increased in the first nine months of 2005 by $288,000 to $3,803,000 from $3,515,000 in the first nine months of 2004. These increases in royalties were due to increased sales of Retin-A Micro(R) and Carac(R) by our marketing partners, Johnson & Johnson and Sanofi-Aventis, respectively. We expect royalty revenue to continue to increase for the remainder of 2005.

Contract revenues, which are derived from work performed under collaborative research and development arrangements, decreased by $197,000 from $200,000 to $3,000 in the third quarter of 2005 and decreased by $263,000 from $407,000 to $144,000 for the first nine months of 2005. The amount of contract revenues varies from period to period depending on the level of activity requested of us by our collaborators. Therefore we can not predict the amount of contract revenues in future periods. In addition, our resources have been focused in 2005 on the development of APF530 for the prevention of chemotherapy-induced nausea and vomiting.

Research and development expense for the third quarter of 2005 decreased by $216,000 from $2,522,000 to $2,306,000 due mainly to expenditures in the year-ago quarter on a Phase 2 study using APF112 for the treatment of post-surgical pain. This trial involved over 100 patients and was completed in the third quarter of 2004. Expenditures during the third quarter of 2005 related to the initiation of a smaller Phase 2 human clinical trial for APF530 involving 45 patients. This study was successfully completed in the third quarter of 2005. Research and development expense for the nine months ended September 30, 2005 decreased by $1,235,000 from $8,440,000 to $7,205,000 due to expenditures in the year-ago period on the larger Phase 2 clinical trial for APF112 for the treatment of post-surgical pain.

General and administrative expense decreased for the third quarter of 2005 by $26,000 from $894,000 to $868,000 and increased for the nine months ended September 30, 2005 by $80,000 from $2,460,000 to $2,540,000 due primarily to consulting fees. We expect general and administrative expense for the fourth quarter of 2005 to remain relatively constant with the first three quarters of the year.

Interest income, net increased for the third quarter of 2005 by $4,000 to $74,000 from $70,000 and for the nine months ended September 30, 2005 by $95,000, from $126,000 to $221,000, due to higher interest rates earned on lower average cash and marketable securities balances.

Loss from discontinued operations represents the net loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net income from discontinued operations totaled $20,000 for the three months ended September 30, 2005, compared with a net loss of $34,000 in the three months ended September 30, 2004. For the nine months ended September 30, 2005, net loss from discontinued operations decreased by $105,000 to $30,000 from $135,000 in the comparable period of the prior year.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities decreased by $5,505,000 to $8,091,000 at September 30, 2005 from $13,596,000 at
December 31, 2004 due to cash used in operating activities.

Net cash used in continuing operating activities for the nine months ended September 30, 2005 and 2004 was $5,531,000 and $6,131,000,
respectively. The decrease in net cash used in operating activities from 2004 to 2005 was mainly due to decreased clinical and preclinical study costs.

Net cash provided by investing activities for the nine months ended September 30, 2005 was $4,538,000 compared with net cash used in investing activities of $5,316,000 in the nine months ended September 30, 2004. The increase in the cash provided by investing activities from December 31, 2004 to September 30, 2005 was primarily due to the maturities of $7,559,000 of marketable securities and sales of marketable securities of $5,253,000, partially offset by the purchases of $8,101,000 of marketable securities.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities at September
30, 2005.

                                Less                       More
                                than    2 to 3   4 to 5    than
                     Total     1 year    years    years   5 years
                     -----     ------   ------   ------   -------
Operating Leases     $2,613     $473     $947     $983     $210
                      -----      ---      ---      ---      ---
Total                $2,613     $473     $947     $983     $210
                      =====      ===      ===      ===      ===


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2004, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls:  During the quarter ended
September 30, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                     A.P. PHARMA, INC.



Date: November 9, 2005            By:  /S/ Michael O'Connell
     ------------------              ----------------------------
                                     Michael O'Connell
                                     President and Chief
                                     Executive Officer



Date: November 9, 2005            By:  /S/ Gordon Sangster
     ------------------              ----------------------------
                                     Gordon Sangster
                                     Chief Financial Officer