Form 10-K
period 2005-12-31
AP PHARMA INC /DE/
filed 2006-03-31
CIK 818033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-K
                 FOR ANNUAL & TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2005 or

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
                                       -----------------------------

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
                                                    Yes [  ]  No [X ]
                                                        ----     ----

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                    Yes [  ]  No [X ]
                                                        ----     ----

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
                                                    Yes [  ]  No [X ]
                                                        ----     ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer [  ]  Accelerated filer [  ]
                        ----                    ----
  Non-accelerated filer [X ]
                        ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes [  ]  No [X ]
                                                        ----     ----

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2005, was $28,384,976(1)

As of February 28, 2006, 25,279,970 shares of registrant's Common Stock, $.01 par value, were outstanding.


--------------------------------------------------------------------------
(1)Excludes 8,174,458 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at June 30, 2005. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

                                           Form
                                           10-K
Document                                   Part
--------                                   ----

Definitive Proxy Statement to be used
 in connection with the 2006 Annual Meeting
 of Stockholders.                           III

                       TABLE OF CONTENTS

                             PART I

ITEM  1.  Business

ITEM 1A.  Risk Factors

ITEM 1B.  Unresolved Staff Comments

ITEM  2.  Properties

ITEM  3.  Legal Proceedings

ITEM  4.  Submission of Matters to a Vote of Security Holders

                             PART II

ITEM  5.  Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities

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

                             PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Signatures

Certifications

PART I

Item  1.  BUSINESS

INTRODUCTION-FORWARD LOOKING STATEMENTS
---------------------------------------

Except for statements of historical fact, the statements herein are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainty associated with progress in research and development programs, timely development, approval, launch and acceptance of new products, establishment of new corporate alliances and other factors described below under the headings "APP Technology", "Products", "Marketing", "Government Regulation", "Patents and Trade Secrets" and "Competition". In addition, such risks and uncertainties also include the matters discussed under "Risk Factors" below and under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

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

Initial targeted areas of application for our drug delivery technologies include the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (CINV); post-surgical and chronic pain management; and anti-inflammatories. Our product development programs have been funded by the sale of common stock in June 2004, royalties from topical products previously marketed by pharmaceutical partners (Retin-A Micro(R) and Carac(R)), proceeds from the divestitures of our cosmeceutical and analytical standards product lines and by fees we received from collaborative partners. In addition, in January 2006, we sold the rights to royalties from sales of Retin-A Micro and Carac. Proceeds of $25 million were received upon the closing of the transaction and will be used primarily to fund pivotal clinical development of APF530, our drug candidate for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting. The remaining $5 million will be paid based on the satisfaction of certain predetermined milestones over the next four years.

Bioerodible polymers are of increasing interest within the pharmaceutical and biotechnology community for use in both drug delivery applications and as devices. We have made substantial progress in developing bioerodible polymers that potentially represent a significant improvement over existing drug delivery systems. A major point of difference with other delivery systems is our polymer's versatility and controlled erosion mechanism. Over one hundred in vivo and in vitro studies have been completed to advance understanding of this innovative drug delivery technology. Studies demonstrate complete and controlled bioerosion of the polymers. Erosion times can be varied from hours to days, weeks or months and mechanical properties can be adjusted to produce materials as diverse as injectable gels, coatings, strands, wafers, films or microspheres. Importantly, toxicology and clinical data indicate that the technology is safe for use in humans. In addition, the manufacturing is reproducible and the polymers are stable, provided they are stored under appropriate anhydrous conditions. In studies, the polymers were observed to erode to completion and, once the drug was released, no polymer remained. In addition, the polymers bioerode with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA/RNAI.

During 2005, we completed a Phase 2 human clinical trial using APF530, our lead product candidate for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting in patients undergoing both moderately and highly emetogenic chemotherapy for cancer.

APF530 contains the anti-nausea drug granisetron formulated with the Company's proprietary Biochronomer bioerodible drug delivery system. The Phase 2 study, which was completed in September 2005, achieved the primary endpoints, which included an evaluation of safety, tolerability and pharmacokinetics. In addition, efficacy endpoints were evaluated relating to emetic events and the use of rescue medication.

Our second Biochronomer product candidate is APF112 for the treatment of post-surgical pain. APF112 incorporates the well-known analgesic mepivacaine in our Biochronomer system. It is designed to provide 24 to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs (opioids) which are used extensively in post-surgical pain management. Opioids are associated with a wide range of side effects, such as nausea, sedation, dizziness, constipation, vomiting, urinary retention, and in some situations, life-threatening respiratory depression. We completed a Phase 2 human clinical trial for APF112 in 2004, involving a total of approximately 100 patients undergoing surgery for repair of inguinal hernia. A protocol for a further Phase 2 trial using APF112 has been developed, and we are exploring corporate partnering opportunities before proceeding with this in order to focus our limited resources on APF530.

We earned royalties on two pharmaceutical products: Retin-A Micro which was licensed to Ortho Neutrogena, a member of the Johnson & Johnson family of companies, and Carac, which was licensed to Dermik Laboratories, a sanofi-aventis company. In January 2006, we sold the rights to the royalties on sales of these products effective October 1, 2005 to an affiliate of the Paul Royalty Fund for $25 million on closing and up to $5 million over the next four years, based on the satisfaction of certain predetermined milestones.

Until July 2000, we engaged in the development, manufacturing, and out-licensing of the aforementioned topical pharmaceutical products as well as a variety of cosmeceutical and toiletry products. In July 2000, we sold our cosmeceutical and toiletry product lines, together with certain technology rights to topical pharmaceuticals, to RP Scherer, a subsidiary of Cardinal Health. Under the sale agreement, we retained the rights to our topical prescription products, which were marketed by our corporate partners, Johnson & Johnson and sanofi-aventis, and on which we received royalties.

In February 2003, we sold the assets of our wholly-owned subsidiary, APS Analytical Standards, Inc., to GFS Chemicals of Columbus, Ohio, for $2.1 million in cash and the right to receive royalties for the five years following the sale.

The Company, founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc., changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. Our name was changed to A.P. Pharma, Inc. in May 2001 to reflect the new pharmaceutical focus of the Company.

APP TECHNOLOGY
--------------

We have made significant investment and progress in the development of bioerodible drug delivery systems. Specifically, we have developed two families of polymers, each with unique attributes. The first family is known collectively as poly(ortho esters) under the trade name Biochronomer; polymers in the second family are known collectively as block copolymers of poly(ortho esters) and poly(ethylene glycol) under the trade name Bioerodimer(TM). The two polymer families are covered by US patent 5,968,543, issued October 19, 1999 and US patent 5,939,453, issued August 17, 1999. Both are broad composition of matter patents. A number of other patents have been issued and several more patent applications have been filed.

The Biochronomer polymer is a poly(ortho ester) whose production is highly reproducible and multi-kilo quantities of polymer have been produced according to Good Manufacturing Practices (GMP).

Current product development work takes advantage of the versatility of these materials, and is exemplified by forms that range from injectable gels into which drugs can be incorporated by a simple mixing procedure, to solid devices that can be fabricated at temperatures low enough to allow the incorporation of materials such as proteins that require mild fabrication conditions.

Our primary focus has been on advancing our Biochronomer technology, which is designed to release drugs at selected implantation sites such as under the skin, at the site of a surgical procedure, in joints, in the eye, or in muscle tissue. Key benefits of this technology include the ability to fabricate the poly(ortho ester) polymers into a variety of drug delivery forms as diverse as coatings, wafers, strands, microspheres and injectable gels to enable various means of administration into the body.

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

Our lead product candidate, APF530, which contains the anti-nausea drug granisetron formulated with the Company's proprietary Biochronomer bioerodible drug delivery system is designed to prevent both acute and delayed chemotherapy-induced nausea and vomiting in patients undergoing either moderately or highly emetogenic chemotherapy for cancer. During 2005, we completed a Phase 2 human clinical trial using APF530.

The Phase 2 study, which was completed in September 2005, achieved the primary endpoints, which included an evaluation of safety, tolerability and pharmacokinetics. In addition, efficacy endpoints were evaluated relating to emetic events and the use of rescue medication.

There were no serious adverse events attributed to the APF530 formulation, and injections of APF530 were well tolerated. The pharmacokinetic evaluation of granisetron in all three dose groups clearly indicated that measurable plasma levels of granisetron were evident over a seven day period.

Analysis of the open label efficacy data from the Phase 2 patient groups receiving either moderately or highly emetogenic chemotherapy indicated that the percentage of complete responders in the moderately emetogenic group was 90% in the acute phase and 78% in the delayed phase. In the group receiving highly emetogenic chemotherapy, the percentage of complete responders was 81% in the acute phase and 80% in the delayed phase. "Complete response" was defined as no emetic episodes and no use of rescue medication. Based on the data generated from the Phase 2 study, two dose levels of APF530 have been selected for a Phase 3 study, which is planned to begin in the second quarter of 2006.

The proposed Phase 3 trial will compare the safety and efficacy of APF530 with palonosetron, currently marketed under the brand Aloxi(R), and will include approximately 1,200 patients comprised of two groups, each with roughly equal number of those receiving either moderately or highly emetogenic chemotherapeutic agents. In each group, three sets of approximately 200 patients will be treated with APF530 containing 5 milligrams or 10 milligrams of granisetron, compared with the currently approved dose of palonosetron. The study's primary endpoint is to establish the efficacy of APF530 for the prevention of acute onset (first 24 hours) and delayed onset (4-5 days) CINV in patients receiving either moderately or highly emetogenic chemotherapy. No other 5HT3 antagonist is currently approved for the prevention of both acute and delayed CINV for both moderately and highly emetogenic chemotherapy.

The first product candidate to incorporate the Biochronomer delivery system was APF112, which targets the management of pain in patients following surgery. The treatment goal is to provide 24 to 36 hours of localized post-surgical pain relief by delivering the drug mepivacaine directly to the surgical site. Mepivacaine is a well-known drug for localized pain relief, and it has an extensive safety profile. APF112 is designed to prolong the anesthetic effect of mepivacaine and thus to minimize or eliminate the use of opioids (morphine-like drugs) which are currently used in the majority of surgical procedures as a means of managing post-operative pain despite unpleasant side effects - nausea, disorientation, sedation, constipation, vomiting, urinary retention and, in some situations, life-threatening respiratory depression. If efficacy in treating post-surgical pain can be demonstrated, we believe that there will be substantial potential for this product, as there are approximately 20 million surgical procedures performed annually in the U.S. for which the product could potentially be utilized.

Phase 2 clinical studies were conducted in surgeries for inguinal hernia repair during 2004 and although the safety and tolerability of APF112 were very good, the efficacy results were difficult to interpret with no significant difference between the two formulations of APF112 and the current standard of care. A second Phase 2 study protocol has been developed which, with the financial support of a corporate partner, would evaluate a combination therapy using bupivacaine for immediate pain relief following surgery and APF112 for longer-term pain relief.

Other Products
--------------

Analytical Standards. We initially developed microspheres (precursors to the Microsponge system) for use as a testing standard for gauging the purity of municipal drinking water.

In February 2003, we announced the sale of the assets of this subsidiary to GFS Chemicals, Inc. of Columbus, Ohio for $2.1 million in cash and the right to receive royalties for five years following the sale at rates ranging from 5% to 15% of sales of analytical standards products.

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

Our key marketing relationships concluded to-date have involved only the Microsponge delivery system for prescription products and were as follows:

Johnson & Johnson Inc. In May 1992, we entered into a development and license agreement with Ortho-McNeil Pharmaceutical Corporation, (a subsidiary of J&J ("Ortho")) related to tretinoin-based products incorporating our Microsponge technology. The license fees provided Ortho with exclusive distribution or license rights for all Ortho tretinoin products utilizing our Microsponge system through 2016.

Dermik. In March 1992, we restructured our 1989 joint venture agreement with Dermik, a sanofi-aventis company. As part of the agreement sanofi-aventis received certain exclusive marketing rights for the U.S. Product applications included a 5-FU treatment for actinic keratoses (precancerous skin lesions). In 2000 Dermik received FDA marketing clearance for the product, which was launched under the trade name Carac. Dermik's exclusivity relating to Carac will continue as long as annual minimum royalty payments are made, governed by the life of the applicable patents until 2021.

In January 2006, we sold the rights to the royalties on sales of these products effective October 1, 2005 to an affiliate of the Paul Royalty Fund for $25 million on closing and up to $5 million over the next four years, based on the satisfaction of certain predetermined milestones.

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

PATENTS AND TRADE SECRETS
-------------------------

As part of our strategy to protect our current products and to provide a foundation for future products, we have filed a number of United States patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups, and processing technology. We have also filed foreign patent applications on our polymer technology with the European Union, Japan, Australia, South Africa, Canada, Korea and Taiwan. We have a total of 19 issued United States patents and an additional 108 issued foreign patents. Currently, we have 42 pending patent applications worldwide. The patents on the bioerodible systems expire between January 2016 and November 2021.

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

COMPETITION
-----------

In the development of bioerodible poly(ortho esters) for implantation applications, there is competition from a number of other bioerodible systems, especially polymers based on lactic and glycolic acid and to a lesser extent, polyanhydrides. We believe that our proprietary bioerodible Biochronomer polymers have a number of important advantages. Among these are ease of manufacturing, the ability to control both erosion times and mechanical properties, and the simultaneous drug delivery and erosion process, resulting in complete polymer disappearance when all the drug has been delivered. Also, the polymer bioerodes with low acidity, thus potentially allowing the delivery of sensitive proteins and DNA.

HUMAN RESOURCES
---------------

As of February 28, 2006, we had 36 full-time employees, 5 of whom hold PhDs. There were 28 employees engaged in research and development and quality control, and 8 working in finance, business development, human resources and administration.

We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A.  Risk Factors

RISK FACTORS
------------

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

We will require additional capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources and interest income will be sufficient to fund our current level of operations for at least the next year based on current business plans, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

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

ENTRY INTO CLINICAL TRIALS WITH ONE OR MORE PRODUCTS MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS.

We do not expect to generate any significant revenues from product sales for a period of several years. We may never generate revenues from product sales or become profitable because of a variety of risks inherent in our business, including risks that:

 - we may be unsuccessful in finding partners willing to fund some or all of our clinical trial expenditures;

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

IF WE FAIL TO CONTINUE TO MEET THE NASDAQ NATIONAL MARKET'S REQUIREMENTS FOR CONTINUED LISTING, THE NASDAQ NATIONAL MARKET MAY DELIST OUR COMMON STOCK, WHICH WOULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK AND OUR ABILITY TO SELL OUR COMMON STOCK.

Our common stock is listed on the Nasdaq National Market. The rules of the Nasdaq National Market provide that issuers with stockholders' equity of less than $10 million may be delisted from the Nasdaq National Market. As of the end of the third fiscal quarter of 2005, we failed to meet that requirement, though we regained compliance with the requirement in January 2006. In the event that we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Stock Market, our common stock may be delisted from the Nasdaq National Market. In that event, we may be required to list our common stock on the Nasdaq Capital Market provided we meet the listing requirements for the Nasdaq Capital Market. If we are delisted or required to list our common stock on a market or exchange less liquid than the Nasdaq National Market, it would be far more difficult for our stockholders to trade in our securities and it may be more difficult to obtain accurate, current information concerning market prices for our securities. The possibility that our securities may be delisted may also adversely affect our ability to raise additional financing.

Item 1B.  Unresolved Staff comments

  None.

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

   None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock trade on the NASDAQ National Market, under the symbol APPA. As of February 28, 2006, there were 431 holders of record of the Company's common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Company's common stock on the NASDAQ National Market System.


2005             High      Low      2004               High     Low
----------------------------------------------------------------------
First Quarter   $2.73     $1.41     First Quarter     $3.79    $2.15
Second Quarter   1.80      1.37     Second Quarter     4.45     2.85
Third Quarter    2.25      1.47     Third Quarter      3.50     1.11
Fourth Quarter   1.88      1.30     Fourth Quarter     2.35     1.15


See Note 8 "Stockholders' Equity" in the Notes to Financial Statements contained in part II Item 8 of this Form 10-K concerning A.P. Pharma's equity compensation plans.

Item  6.  SELECTED FINANCIAL DATA
        (in thousands, except per share data)

For the Year Ended and as of
December 31,                     2005      2004      2003     2002    2001
----------------------------------------------------------------------------
Statements of Operations Data
-----------------------------
Royalties                    $ 5,247   $ 4,972   $ 4,502   $ 4,026   $ 3,227
Contract revenues                144       432       346       407        38
License fees                      --        --        --       237        --
                              ------    ------    ------    ------    ------
Total revenues                 5,391     5,404     4,848     4,670     3,265

Expenses
Research and development      10,299    11,495     8,421     6,414     7,107
General and administrative     3,565     3,225     3,039     3,309     3,488
                              ------     -----    ------    ------    ------

Operating losses              (8,473)   (9,316)   (6,612)   (5,053)   (7,330)

Interest and other income
  income, net                    290       224       404       658     1,192
                              ------     -----    ------    ------    ------
Loss from continuing
  operations                  (8,183)   (9,092)   (6,208)   (4,395)   (6,138)
Income (loss) from
  discontinued operations(1)     (89)     (133)      (57)      401       624
Gain on disposition of
  discontinued operations(2)      62         4     1,902       216     3,000
                              ------    ------    ------    ------    ------
Net loss                     $(8,210)  $(9,221)  $(4,363)  $(3,778)  $(2,514)
                              ======    ======    ======    ======    ======

Basic and diluted loss per
  common share:
  Loss from continuing
    operations               $ (0.33)  $ (0.40)  $ (0.30)  $ (0.22)  $ (0.30)
  Net loss                   $ (0.33)  $ (0.40)  $ (0.21)  $ (0.19)  $ (0.12)
Weighted average common
  shares outstanding -
  basic and diluted           25,118    22,909    20,553    20,409    20,276

(1) Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and the income (loss) attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000. See Note 10 "Discontinued Operations" in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

(2) Gain on disposition of discontinued operations in 2000 represents the gain on the sale of our cosmeceutical and toiletries business to RP Scherer on July 25, 2000, and in 2001 and 2002 represents the annual earnout income received from RP Scherer based on the performance of the business sold. The gain on disposition of discontinued operations in 2003 represents the gain on sale of our Analytical Standards division to GFS Chemicals on February 13, 2003. See Note 10 "Discontinued Operations" in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

Balance Sheet Data
------------------
                                                December 31,
                               ----------------------------------------------
                                  2005       2004      2003     2002     2001
                               -------    -------    ------    -----   ------
Cash, cash equivalents and
 marketable securities         $5,809     $13,596   $ 9,484   $14,121 $19,494
Working capital                 4,882      12,636     9,366    13,989  18,092
Total assets                    8,969      17,014    13,155    17,781  23,483
Long-term liabilities              --          --        --       345     785
Stockholders' equity            6,203      14,154    11,263    15,459  19,173

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

We are a specialty pharmaceutical company focused on the development of ethical (prescription) pharmaceuticals utilizing our proprietary polymer-based drug delivery systems. Our primary focus is the development and commercialization of our bioerodible injectable and implantable systems under the trade name Biochronomer(TM). Initial target areas of application for our drug delivery technology include anti-nausea, post-surgical and chronic pain management and anti-inflammatories. Our product development programs have been funded by the sale of common stock in June 2004, royalties from topical products previously marketed by pharmaceutical partners, proceeds from the divestitures of our cosmeceutical and analytical standards product lines and by fees we received from collaborative partners. In addition, in January 2006, we sold the rights to royalties from sales of Retin-A Micro(R) and Carac(R). Proceeds of $25 million were received upon the closing of the transaction.

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
   -----------------

Generally, contract revenues relate to research and development arrangements that generally provide for our Company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development services are rendered. These revenues approximate the costs incurred.

*	License Fees
   ------------

Licensing agreements generally provide for us to receive periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period. License agreements provide for us to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized when the amounts are received or when collectibility is assured, whichever is earlier.

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

Clinical Trial Accruals
-----------------------

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. The Phase 3 clinical trials of APF530 will have a significant effect on the Company's research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been accurate and no material adjustments have had to be made.

Stock-Based Compensation
------------------------

We have elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees and directors, no compensation cost has been recognized for our stock option plans and stock purchase plan because stock option exercise prices have historically equalled the per share fair values of the underlying common stock on the date of grant. Compensation related to options granted to non-employees is periodically remeasured as earned.

In accordance with FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have provided the pro forma disclosures of the effect on net loss and net loss per share as if FAS No. 123 had been applied in measuring compensation expense for all periods presented (see Note 2 "Summary of Significant Accounting Policies").

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

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, Statement No. 123R "Share-Based Payment", which is a revision of FASB Statements No. 123 and 95. We will adopt SFAS 123R effective January 1, 2006. We are currently evaluating our option valuation methodologies and assumptions in light of SFAS 123R. (See "Recent Accounting Pronouncements").

Results of Operations for the years ended December 31, 2005, 2004 and
---------------------------------------------------------------------
2003
----

The following sets forth the statement of operations data and percentage changes as compared to the prior year (dollar amounts are presented in thousands):

                      For the Year Ended December 31,  Annual % Change
                      -------------------------------  ---------------
                          2005      2004      2003     2005/2004  2004/2003
                          ----      ----      ----     ---------  ---------
Royalties                 $ 5,247   $ 4,972    $4,502      6%       10%
Contract revenues             144       432       346    (67%)      25%
                           ------    ------     -----
  Total revenues            5,391     5,404     4,848      0%       11%

Research and development   10,299    11,495     8,421    (10%)      37%
General and
 administrative             3,565     3,225     3,039    (11%)       6%
Interest income               287       202       251     42%      (20%)
Loss from discontinued
 operations                   (89)     (133)      (57)   (33%)     133%
Gain on disposition of
 discontinued operations,
 net of taxes                  62         4     1,902      *         *

* Calculation not meaningful.

Our revenues in 2005 are derived principally from royalties and, to a lesser extent, contract revenues.

Royalties increased in 2005 by $275,000 or 6% to $5,247,000 from $4,972,000 in 2004. This increase was due mainly to a 20% increase in royalties on sales of Carac, a topical prescription treatment for actinic keratoses which was sold by our marketing partner, Dermik Laboratories, a sanofi-aventis company. Royalties on sales of Retin-A Micro, a topical prescription treatment for acne which is marketed by Ortho Neutrogena, a Johnson & Johnson company,were essentially flat with the prior year. The increase in royalties in 2004 from 2003 of $470,000 or 10%, to $4,972,000 related to a 10% increase in royalties earned on sales of Retin-A Micro by Ortho Neutrogena, a Johnson and Johnson company, as well as a 12% increase in royalties earned on sales of Carac, by Dermik. We sold our rights to the royalty income from these products in January 2006 (See previous discussion in Company Overview).

Contract revenues decreased in 2005 by $288,000 or 67% to $144,000 from $432,000 in 2004 as a result of fewer collaborative research and development programs as we focused our efforts on the development of APF530 for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting. Contract revenues increased by $86,000 or 25% in 2004 compared with 2003 mainly due to the initiation of a new collaborative research and development arrangement in 2004.

Research and development expense in 2005 decreased by $1,196,000 or 10% to $10,299,000 from $11,495,000 in 2004. During 2005, we successfully completed a Phase 2 clinical trial in the U.S. involving 45 patients, using APF530 for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting, and began preparations for a Phase 3 study. The decrease in expense from 2005 to 2004 is due to the fact that in 2004 we incurred higher expenses on toxicology studies and performed a Phase 2 study using APF112, our product candidate for post-surgical pain management, as well as a Phase 1 study using APF530. Research and development expense increased in 2004 compared to 2003 by $3,074,000, or 37% to $11,495,000 due mainly to the completion in 2004 of the Phase 2 clinical trial of APF112 and the Phase 1 study on APF530. Research and development expenses are expected to increase in 2006 as we conduct our Phase 3 clinical trial using APF530.

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

CURRENT OPPORTUNITIES

Product                            Market         Delivery
Portfolio           Drug            Size          Duration      Status
---------          ----           ------         --------      ------
APF530 - Anti-      Granisetron    $1 billion     Short-term     Phase 3
nausea (chemo-
therapy)

APF112 - Acute      Mepivacaine    $2 billion     Short-term    Phase 2
pain relief
(surgical/
orthopedic)

APF328 - Anti-      Meloxicam      $1.5 billion   Medium-term    Pre-IND
inflammatory
(surgical/
orthopedic)

APF505 - Anti-      Meloxicam     $3.5 billion    Long-term      Pre-IND
inflammatory
(osteoarthritis)

The major components of research and development expenses for 2005, 2004 and
2003 were as follows (in thousands):
                               2005      2004      2003
                              ------    ------    ------
Internal research and
 development costs          $ 5,197     $ 5,315   $ 4,869
APF530                        3,551       2,739       229
APF112                           --       2,422     2,759
External raw material
 supplies, polymer
 manufacturing and
 scale-up, and
 miscellaneous costs          1,551       1,019       564
                             ------      ------    ------
                            $10,299     $11,495   $ 8,421
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

General and administrative expense increased by $340,000 or 11% in 2005 to $3,565,000 from $3,225,000 in 2004 due primarily to expenses associated with the financing activities which we completed in January 2006. General and administrative expense increased in 2004 by $186,000 or 6% from 2003 due to an increase in professional fees primarily as a result of the new audit requirements under the Sarbanes Oxley Act of 2002. General and administrative expense includes salaries and related expenses, professional fees, directors' fees, investor relations costs, insurance expense and the related overhead cost allocation. General and administrative expense for 2006 is expected to remain consistent with 2005.

Interest income consists primarily of income earned on our invested cash, cash equivalents and marketable securities. Interest income increased by $85,000 or 42% in 2005 to $287,000 compared with $202,000 in 2004 due to higher interest rates. Interest income decreased in 2004 by $49,000 compared to 2003 due to lower interest rates on investments in 2004.

On February 13, 2003, we completed the sale of certain assets of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing, and are entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 15% to 5%. The net present value of the guaranteed minimum royalties is included in the gain on disposition of these assets.

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division through the date of sale and the income (loss) attributable to our Analytical Standards division and our cosmeceutical and toiletries business. For the year 2005, the net loss from discontinued operations of $89,000 primarily related to the gross profit guarantee owed under the RP Scherer agreement compared to $133,000 in 2004 and $57,000 in 2003 which related to the gross profit guarantee offset by a recovery of bad debt and a tax refund received.

The gain on disposition of discontinued operations recorded in 2003 of $1,902,000 relates to the gain on the sale of our Analytical Standards division.

Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and marketable securities decreased by $7,787,000 to $5,809,000 at December 31, 2005 from $13,596,000 at December 31, 2004.

Net cash used in continuing operating activities for the years ended December 31, 2005, 2004 and 2003 was $7,652,000, $7,526,000 and $5,919,000,
respectively. Net cash used in continuing operating activities relates primarily to funding operations and changes in deferred revenue offset by depreciation. The increase in net cash used in continuing operating activities in 2005 was primarily due to the timing of payments on toxicology studies and research and development expenses associated with the Phase 2 study on APF530 compared with payments for the cost of the Phase 2 study in 2004 on APF112 for the treatment of post-surgical pain and the Phase 1 clinical trial on APF530. The increase in net cash used in continuing operating activities for 2004 compared with 2003 was primarily due to increased research and development expenses resulting from the completion of the Phase 2 human clinical studies for APF112 as well as the completion of the Phase 1 clinical trial of APF530.

The cash provided by discontinued operations of $125,000 and $99,000 in 2005 and 2004, respectively, relates to the royalties received from GFS for sales of Analytical Standards products. The cash used in discontinued operations in 2003 of $413,000 relates to cash used in Analytical Standards division operations, severance payments and payments of the gross profit guarantee to RP Scherer, partially offset by royalties received from GFS.

Net cash provided by investing activities for the year ended December 31, 2005 was $5,088,000 compared with net cash used in investing activities for the year ended December 31, 2004, of $1,572,000 and net cash provided by investing activities of $3,064,000 in the year ended December 31, 2003. The increase in net cash provided by investing activities in 2005 compared with net cash used in investing activities in 2004 was primarily due to decreased purchases of marketable securities and increased sales of marketable securities. The proceeds received in 2003 of $2,142,000 related to the sale of our Analytical Standards division.

Our financing activities provided us with $119,000, $12,012,000 and $83,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash provided by financing activities in 2004 primarily relates to the issuance of 4,153,335 shares of common stock at $3.00 per share in June 2004. The net cash provided by financing activities in 2005 and 2003 was primarily related to proceeds from issuances of shares under the Employee Stock Purchase Plan and stock option plans.

To date, we have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, the sale of common stock in June 2004, and interest earned on short-term investments. In January 2006, we sold the rights to our interest in the royalty income from Retin-A Micro and Carac for $25 million plus additional payments totaling $5 million which will be made based on the satisfaction of certain pre-determined milestones over the next four years. Our existing cash and cash equivalents, marketable securities, collections of accounts receivable, together with interest income and other revenue-producing activities including license and option fees and research and development fees, are expected to be sufficient to meet our cash needs for at least the next year. It is possible that we will seek additional financing within this timeline through debt or equity financing, the sale of certain assets and technology rights, collaborative agreements or other arrangements.

Our future capital requirements will depend on numerous factors including, among others, our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

Our capital resources will be unable to meet our long term capital requirements. We are actively seeking partners in the U.S. and abroad to take over the funding of the Phase 3 clinical trial of APF530, and to commercialize the product upon approval by the FDA. If we are unable to reach terms with a partner, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005.

                                Less                     More
                                Than     1-3    3-5      Than
                       Total   1 year   years   years   5 years
                       -----   ------   -----   -----   -------
Operating Leases(1)    $2,495  $  474   $  947  $  990  $   84
                        -----   -----    -----   -----   -----
Total                  $2,495  $  474   $  947  $  990      84
                        =====   =====    =====   =====   =====

(1) See Note 7 "Commitments" in the Notes to Financial Statements of Part II,
Item 8 of this Form 10-K for more information.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. The Gross Profit Guaranty expense totaled $629,000 for the first five guaranty years and in those years did not include two consecutive periods where the combined gross profit on sales to Ortho and Dermik equaled or exceeded the guaranteed gross profit. Therefore, we expect the Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 per year for the remainder of the guaranty period.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2005. Amortization of premium/discount and accretion of marketable securities in the prior years have been reclassified from investing activities to operating activities on the statement of cash flows.

Off-Balance-Sheet Arrangements
------------------------------

As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, Statement No. 123R "Share-Based Payment", which is a revision of FASB Statements No. 123 and 95. SFAS 123R requires all share-based payments to employees and directors, including employee stock options, to be recognized as a cost in the financial statements based on their fair values. SFAS 123R must be adopted effective the beginning of the first fiscal year beginning after June 15, 2005. This statement permits public companies to adopt its requirements using one of two methods; (i) the "modified-prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or
(ii) the "modified-retrospective" method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or
(b) prior interim periods of the year of adoption. We will adopt SFAS 123R effective January 1, 2006 using the modified-prospective method. We expect the adoption of SFAS 123R will have a material adverse impact on our results of operations, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in Note 2 of Notes to Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalents such that we are typically able to hold our investments to maturity. The interest rates as of December 31, 2005 and 2004 were 3.78% and 2.20%, respectively. At December 31, 2005 and 2004, respectively, our cash equivalents and marketable securities include corporate and other debt securities as follows: (in thousands)

                                                December 31,
                                         -------------------------
                                            2005           2004
                                            ----           ----
Available-for-sale:
 Effective maturity of less than
  3 months                               $  456         $ 2,228
 Due after 3 months and less than
  1 year                                  3,541          10,486
 Due after 1 year and less than
  5 years                                 1,478              --
                                          -----          ------
Total available-for-sale                 $5,475         $12,714
                                          =====          ======

Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
A.P. Pharma, Inc.

We have audited the accompanying balance sheets of A.P. Pharma, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.P. Pharma, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         /s/Ernst & Young LLP

Palo Alto, California
February 24, 2006

A.P. Pharma, Inc.
Balance Sheets
(in thousands except par value and shares)
------------------------------------------

                                                December 31,
                                         -------------------------
                                            2005           2004
                                            ----           ----
Assets
Current Assets:
 Cash and cash equivalents              $    790       $  3,110
 Marketable securities                     5,019         10,486
 Accounts receivable                       1,519          1,506
 Prepaid expenses and other current
  assets, less allowance for doubtful
  note receivable of $394 at December
  31, 2005 and 2004                          320            394
                                         -------        -------
  Total current assets                     7,648         15,496

Property and equipment, net                1,164          1,235
Other long-term assets                       157            283
                                         -------        -------
Total Assets                            $  8,969       $ 17,014
                                         =======        =======

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                       $    614       $    697
 Accrued expenses                          1,904          2,003
 Accrued disposition costs                   248            160
                                         -------        -------
    Total current liabilities              2,766          2,860

Commitments

Stockholders' Equity:
 Preferred stock, 2,500,000 shares
  authorized; none issued or
  outstanding at December 31,
  2005 and 2004                               --             --
 Common stock, $.01 par value,
  50,000,000 shares authorized;
  25,279,970 and 25,033,919 issued
  and outstanding at December 31,
  2005 and 2004, respectively                253            250
 Additional paid-in capital               98,995         98,739
 Accumulated other comprehensive
  loss                                       (16)           (16)
 Accumulated deficit                     (93,029)       (84,819)
                                         -------        -------
Total Stockholders' Equity                 6,203         14,154
                                         -------        -------
Total Liabilities and Stockholders'
 Equity                                 $  8,969       $ 17,014
                                         =======        =======

See accompanying notes to financial statements.

A.P. Pharma, Inc.
Statements of Operations
(in thousands except per share data)
-------------------------------------

                                              Year Ended December 31,
                                              -----------------------
                                        2005          2004          2003
                                        ----          ----          ----
Revenues
Royalties                            $ 5,247       $ 4,972       $ 4,502
Contract revenues                        144           432           346
                                      ------        ------        ------
   Total revenues                      5,391         5,404         4,848

Expenses
 Research and development             10,299        11,495         8,421
 General and administrative            3,565         3,225         3,039
                                      ------        ------        ------
    Operating loss                    (8,473)       (9,316)       (6,612)
                                      ------        ------        ------

Interest income                          287           202           251
Other income, net                          3            22           153
                                      ------         -----        ------

Loss from continuing operations       (8,183)       (9,092)       (6,208)

Loss from discontinued operations        (89)         (133)          (57)
Gain on disposition of discontinued
  operations, net of taxes                62             4         1,902
                                      ------        ------        ------

Net loss                             $(8,210)      $(9,221)      $(4,363)
                                      ======        ======        ======

Basic and diluted loss per share:
 Loss from continuing operations     $ (0.33)      $ (0.40)      $ (0.30)
                                      ======        ======        ======
 Net loss                            $ (0.33)      $ (0.40)      $ (0.21)
                                      ======        ======        ======
Weighted average common shares
  outstanding - basic and diluted     25,118        22,909        20,553
                                      ======        ======        ======

See accompanying notes to financial statements.

A.P. Pharma, Inc.
Statement of Stockholders' Equity
(in thousands)
---------------------------------

For the Years Ended December 31, 2005, 2004 and 2003

                                                                    Accumulated
                                                                     Other
                                           Additional                Compre-
                          Common Stock     Paid-In    Accumulated   hensive        Stockholders'
                        Shares    Amount   Capital      Deficit     Income(Loss)    Equity
                     ---------- --------   ----------- -----------  ------------   ------------
Balance, December
 31, 2002            20,467     $205      $86,413     $(71,235)       $  76       $15,459
Comprehensive
 loss:
  Net loss               --       --           --       (4,363)          --        (4,363)
  Net unrealized
   loss on
   marketable
   securities            --       --           --           --          (59)          (59)
                                                                                   ------
Comprehensive
 loss                                                                              (4,422)
                                                                                   ------
Common stock
 issued upon
 exercise of
 stock options           14       --           22           --           --            22
Fair value of
 stock based
 compensation
 issued to
 directors for
 services and to
 employees for
 restricted stock
 awards                  86        1          112           --           --           113
Stock based
 compensation
 related to stock
 options granted to
 non-employees           --       --           30           --           --            30
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           75       --           61           --           --            61
                     ------      ---       ------      -------         ----        ------
Balance, December
 31, 2003            20,642     $206      $86,638     $(75,598)    $     17       $11,263
                     ======      ===       ======      =======         ====        ======

Comprehensive
 loss:
  Net loss               --       --           --       (9,221)          --        (9,221)
  Net unrealized
   loss on
   marketable
   securities            --       --           --           --          (33)          (33)
                                                                                   ------
Comprehensive
 loss                                                                              (9,254)
                                                                                   ------
Common stock
 issuance, net of
 issuance costs       4,153       41       11,715           --           --        11,756
Common stock
 issued upon
 exercise of
 stock options           69        1          150           --           --           151
Fair value of
 stock based
 compensation
 issued to
 directors for
 services and to
 employees for
 restricted stock
 awards                  52        1          116           --           --           117
Expenses associated
 with stock options
 granted to
 non-employees           --       --           16           --           --            16
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan          118        1          104           --           --           105
                     ------      ---       ------      -------         ----        ------
Balance, December
 31, 2004            25,034     $250      $98,739     $(84,819)       $ (16)      $14,154
                     ======      ===       ======      =======         ====        ======

Net loss and
 comprehensive loss      --       --           --       (8,210)          --        (8,210)
                                                                                   ------
Common stock issued
 upon exercise of
 stock options           15       --           22           --           --            22
Fair value of
 stock based
 compensation
 issued to
 directors
 for services and
 to employees for
 restricted stock
 awards                 145        2          135           --           --           137
Stock based
 compensation related
 to stock options
 granted to
 non-employees           --       --            4           --           --             4
Common stock issued
 to employees under
 the Employee Stock
 Purchase Plan           86        1           95           --           --            96
                     ------      ---       ------      -------         ----        ------
Balance, December
 31, 2005            25,280     $253      $98,995     $(93,029)       $ (16)      $ 6,203
                     ======      ===       ======      =======         ====        ======

See accompanying notes to financial statements.

A.P. Pharma, Inc.
Statements of Cash Flows (in thousands)
---------------------------------------

                                                      For the Year Ended December 31,
                                                  -------------------------------------
                                                      2005         2004         2003
                                                   ---------     ---------    ---------
Cash flows from operating activities:
 Net loss                                       $ (8,210)      $ (9,221)     $ (4,363)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Loss from discontinued operations                 89            133            57
    Gain on disposition of discontinued
      operations                                     (62)            (4)       (1,902)
    Loss (Gain) on sale of marketable
      securities                                       4             (2)           (1)
    Depreciation and amortization                    387            381           432
    Recovery of note receivable                       --            (18)          (24)
    Stock-based compensation                         140            133           143
    Amortization of premium/discount and
      accretion of marketable securities              59            249           221
    Loss on retirements and disposals of fixed
      assets                                          --              7            16
    Changes in operating assets and liabilities:
      Accounts receivable                            (83)          (287)         (122)
      Prepaid expenses and other current assets       74             58          (130)
      Other long-term assets                         132            184          (277)
      Accounts payable                               (83)           221           209
      Accrued expenses                               (99)           830           227
      Deferred revenue                                --           (190)         (405)
                                                  ------        -------        ------
Net cash used in continuing operating
 activities                                       (7,652)        (7,526)       (5,919)
Cash provided by (used in) discontinued
 operations                                          125             99          (413)
                                                  ------        -------       -------
Net cash used in operating activities             (7,527)        (7,427)       (6,332)
                                                  ------        -------       -------

Cash flows from investing activities:
 Proceeds from disposition of discontinued
   operations                                         --             --         2,142
 Purchases of property and equipment                (316)          (193)         (251)
 Purchases of marketable securities               (8,126)       (12,838)       (6,720)
 Maturities of marketable securities               7,935          9,577         6,650
 Sales of marketable securities                    5,595          1,882         1,243
                                                  ------        -------       -------
Net cash provided by (used in) investing
 activities                                        5,088         (1,572)        3,064
                                                  ------        -------       -------

Cash flows from financing activities:
  Proceeds from the issuance of common
    stock, net of issuance costs                      --         11,756            --
  Proceeds from the exercise of common
    stock options                                     22            151            22
  Proceeds from issuance of shares under
    the Employee Stock Purchase Plan                  96            105            61
  Proceeds from issuance of restricted
    stock                                              1             --            --
                                                  ------        -------       -------
Net cash provided by financing activities            119         12,012            83
                                                  ------        -------       -------

Net decrease (increase) in cash and cash
  equivalents                                     (2,320)         3,013        (3,185)
Cash and cash equivalents at the beginning
  of the year                                      3,110             97         3,282
                                                  ------         ------       -------
Cash and cash equivalents at the end of
  the year                                       $   790        $ 3,110       $    97
                                                  ======         ======        ======


Supplemental Cash Flow Data:
Cash paid for interest                           $     4        $     5       $     4
                                                  ======         ======        ======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------
DECEMBER 31, 2005, 2004 AND 2003
--------------------------------

Note 1   Business

A.P. Pharma, Inc. (APP, the Company, we, our, or us) is developing patented polymer-based delivery systems to enhance the safety and effectiveness of pharmaceutical compounds. New products and technologies under development include bioerodible polymers for injectable and implantable drug delivery. Projects have also been conducted under feasibility and development arrangements with pharmaceutical and biotechnology companies.

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. As a result of this transaction, our Statements of Operations reflect the receipt of certain earnout payments and the payment of certain contractual obligations in the gain from disposition of discontinued operations (see Note 10).

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

On January 18, 2006 we sold our rights to royalties on sales of Retin-A Micro(R) and Carac (R) for up to $30 million, of which $25 million was received at closing. See Note 15 "Subsequent Event".

Note 2   Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities
------------------------------------------

We consider all marketable securities that have original maturities, from the date of purchase, of less than three months to be cash equivalents. Investments with maturities of three months and longer from the date of purchase are classified as marketable securities. Investments consist primarily of commercial paper, bankers' acceptances, master notes and corporate debt securities. We have classified all our investments in certain debt securities as "available-for-sale", and, therefore, they are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to "other income, net." The cost of all securities sold is based on the specific identification method.

Financial Instruments
---------------------

The carrying values of the Company's financial instruments, including marketable securities, accounts receivable and accrued liabilities, approximate their respective fair values due to their short maturities.

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

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: equipment and machinery, 3 to 5 years; furniture and fixtures, 5 years; and leasehold improvements, 12 years, which is the shorter of the respective lease terms or the respective useful lives of the leasehold improvements.

Long-Lived Assets
-----------------

As circumstances dictate, we evaluate whether changes have occurred that would require us to consider whether those assets have been impaired. Recoverability of assets to be held and used is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. If such assets are considered to be impaired, the amount of impairment to be recognized is measured based on the projected discounted cash flows using an appropriate discount rate.

Stock-Based Compensation
------------------------

We have elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees and directors, no compensation cost has been recognized for our stock option plans and stock purchase plan because stock option exercise prices have historically equalled the per share fair values of the underlying common stock. Compensation related to options granted to non-employees is periodically remeasured as earned.

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

                                 2005            2004           2003
                             -----------    -----------    ---------
Net loss - as reported      $(8,210)       $(9,221)       $(4,363)
Add:
Stock-based employee
 compensation expense
 for restricted stock
 awards                          24             --             --
Deduct:
Stock-based employee
  compensation expense
  determined under FAS 123     (360)          (400)          (397)
                             -------        ------         ------
Net loss - pro-forma        $(8,546)       $(9,621)       $(4,760)
                             ======         ======         ======
Basic and diluted net
  loss per common share
  - as reported             $ (0.33)       $ (0.40)       $ (0.21)
Basic and diluted net
  loss per common share
  - pro-forma               $ (0.34)       $ (0.42)       $ (0.23)

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, Statement No. 123R "Share-Based Payment", which is a revision of FASB Statements No. 123 and 95". SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized as a cost in the financial statements based on their fair values. SFAS 123R must be adopted effective the beginning of the first fiscal year beginning after June 15, 2005. This statement permits public companies to adopt its requirements using one of two methods; (i) the "modified-prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or the "modified-retrospective" method which includes the requirements of the modified-prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We will adopt SFAS 123R effective January 1, 2006 using the modified-prospective method. We expect the adoption of SFAS 123R will have a material adverse impact on our results of operations, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value of share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in the Stock-Based Compensation section above.

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets and accruals. Actual results could differ materially from those estimates.

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

Contract Revenues
-----------------

Contract revenues also relate to research and development arrangements that generally provide for the company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development services are rendered. These revenues approximate the costs incurred.

License Fees
------------

We have licensing agreements that generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined field or territory for a defined period. The license agreements provide for APP to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations. License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the years ended December 31, 2005, 2004 and 2003.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable. No such fees were recorded during the years ended December 31, 2005, 2004 and 2003.

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

Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. The Company monitors patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly.

Research and development expenses under collaborative agreements approximate the revenue recognized, excluding milestone and up-front payments received under such arrangements.

Net Loss Per Share
------------------

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

Approximately 95% and 96% of the accounts receivables were concentrated with two customers in the pharmaceutical industry as of December 31, 2005 and 2004, respectively. Approximately 97%, 92% and 93% of total revenue were concentrated with two customers for the years ended December 31, 2005, 2004 and 2003. To reduce credit risk, we perform ongoing credit evaluations of our customers' financial condition. We do not generally require collateral for customers with accounts receivable balances. As we sold our rights to royalties on sales of Retin-A Micro and Carac on January 18, 2006 (see Note 15 "Subsequent Event"), we will not have royalty revenue receivables in the future.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications. Substantially all of our revenues are derived from customers within the United States.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2005. Amortization of premium/discount and accretion of marketable securities in the prior years have been reclassified from investing activities to operating activities on the Statements of Cash Flows.

Note 3   Cash Equivalents and Marketable Securities

We consider all of our investments in debt securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Realized losses totaled $4,000 for the year ended December 31, 2005. Realized gains totaled $2,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the amortized cost and estimated market value of investments in debt securities and cash equivalents are set forth in the tables below:

                                        December 31, 2005
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $ 1,809     $--         $ (6)       $ 1,803
  Asset-backed
   securities              1,484      --           (5)         1,479
  Government debt
   securities                996      --           (4)           992
  Other debt securities    1,202      --           (1)         1,201
                          ------      --          ---         ------
Total available-for-
 sale                    $ 5,491     $--         $(16)       $ 5,475
                          ======      ==          ===         ======

                                        December 31, 2004
                                         (in thousands)
                         ------------------------------------------------
                                     Unrealized  Unrealized   Estimated
                           Cost       Gains       Losses    Market Value
                         ------      ----------  ----------  ------------
Available-for-sale:
  Corporate debt
   securities            $ 2,955     $ --        $ (7)       $ 2,948
  Asset-backed
   securities                 94       --          --             94
  Government debt
   securities              7,750       --          (9)         7,741
  Other debt securities    1,931       --          --          1,931
                          ------      ---         ---         ------
Total available-for-
 sale                    $12,730     $ --        $(16)       $12,714
                          ======      ===         ===         ======


The table below summarizes fair value disclosures at December 31 (in thousands):

                                  2005                   2004
                         -----------------------  ----------------------
                                        Fair                     Fair
                           Cost        Value        Cost        Value
                           ----       ----------  ---------   ----------
Cash equivalents         $   456     $   456     $ 2,228     $ 2,228
Marketable securities      5,035       5,019      10,502      10,486
                          ------      ------      ------      ------
Totals                   $ 5,491     $ 5,475     $12,730     $12,714
                          ======      ======      ======      ======

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2005, by contractual maturity, consisted of the following (in thousands):

                                                Estimated
                               Cost           Market Value
                             -----------      ------------
Available-for-sale:
  Due in one year or less    $4,008              $3,997
  Due in more than one year
  but less than 5 years       1,483               1,478
                              -----               -----
Total available-for
 sale                        $5,491              $5,475
                              =====               =====

Note 4   Property and Equipment

Property and equipment consist of the following:

                                         December 31,
                                        (in thousands)
                                 ---------------------------
                                   2005           2004
                                ----------     ----------
Leasehold improvements            $ 1,359        $ 1,359
Furniture and equipment             2,641          2,373
                                   ------         ------
Total property and equipment        4,000          3,732
Accumulated depreciation
 and amortization                  (2,836)        (2,497)
                                   ------         ------
Property and equipment, net       $ 1,164        $ 1,235
                                   ======         ======

Depreciation expense amounted to $387,000, $381,000 and $432,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 5   Accrued Expenses

Accrued expenses consist of the following:

                                                  December 31,
                                                 (in thousands)
                                              ------------------
                                               2005         2004
                                               ----         ----
Professional fees                            $  230       $  126
Accrued salaries                                226          198
Accrued bonus                                   378          232
Clinical studies                                892        1,318
Other                                           178          129
                                              -----        -----
Total                                        $1,904       $2,003
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

Note 7   Commitments

We lease office and laboratory space and certain office equipment under operating lease arrangments. Our office and laboratory space leases expire in 2011. Our future minimum lease payments under these noncancelable operating leases for facilities and equipment are as follows (in thousands):

              Year Ending                      Minimum
              December 31,                     Payments
              ------------                    -----------
                  2006                         $  474
                  2007                            474
                  2008                            473
                  2009                            488
                  2010                            502
                  Thereafter                       84
                                               ------
                                               $2,495
                                               ======

Total rental expense for facilities and equipment was $492,000, $501,000 and $667,000 for 2005, 2004 and 2003, respectively.

As part of the sale of our cosmeceutical and toiletry business to RP Scherer Corporation in July 2000, we guaranteed a minimum gross profit percentage on RP Scherer's sales of products to Ortho Neutrogena and Dermik (See Note 10 "Discontinued Operations").

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

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the "Plan"). In May 2005 the stockholders authorized the increase in shares reserved for issuance under the Plan by 150,000 to 650,000 to our employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 57 percent of eligible employees participated in the Plan in 2005. Under the Plan, we issued 86,449 shares in 2005, 118,062 shares in 2004 and 74,746 shares in 2003. The weighted average fair value of purchase rights granted during 2005, 2004 and 2003 was $0.70, $0.51 and $0.50, respectively. The weighted average exercise price of the purchase rights exercised during 2005, 2004 and 2003 was $1.11, $0.89 and $0.82, respectively. We had 138,082, 74,531 and 92,593 shares reserved for issuance under the Plan at December 31, 2005, 2004 and 2003, respectively.

We have two current stock option plans for employees, officers, directors and consultants. We grant stock options under the 2002 Stock Incentive Plan ("2002 Plan") and the Non-Qualified Stock Plan. The Company is authorized to issue up to 1,300,000 shares under the 2002 Plan, 400,000 of which were approved in May 2005, and 250,000 shares under the Non-Qualified Stock Plan. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates, and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted under the 2002 Plan and the Non-Qualified Stock Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

We granted options to purchase common stock to consultants from time to time in exchange for services rendered and these options vest over a period of two to four years. No options were granted to consultants in 2005. We recorded compensation expense related to option grants to consultants of approximately $4,000, $16,000 and $30,000 in 2005, 2004 and 2003, respectively, which represents the fair market value of the portion of the awards that vested during 2005, 2004 and 2003. The unvested shares held by consultants have been and will be revalued using the Black-Scholes option pricing model at the end of each accounting period.

The following table summarizes option activity for 2005, 2004 and 2003:




                                            2005                 2004                 2003
                               -----------------   ------------------   --------------------
                                        Weighted             Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 Shares   Price     Shares     Price      Shares     Price
                               -----------------   ------------------   --------------------
Outstanding at beginning
 of year                       2,205,636   $3.60   2,108,605   $3.97   2,901,512   $4.54
Granted                          182,000    1.61     383,500    2.04     182,500    1.26
Exercised                        (15,057)   1.45     (68,448)   2.20     (13,570)   1.62
Expired or Forfeited            (206,613)   4.08    (218,021)   4.93    (961,837)   5.21
                               ---------           ---------           ---------
Outstanding at end of year     2,165,966    3.40   2,205,636    3.60   2,108,605    3.97
                               =========           =========           =========
Options exercisable at
   year end                    1,828,833           1,712,166           1,674,704
Shares available for future
 grant at year end               538,741             320,961             286,669
Weighted-average fair
 value of stock options
 granted during the year           $1.05               $1.12               $0.79




The following table summarizes information about stock options outstanding at December 31, 2005:

                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------    -------------------
                           Weighted
                            Average     Weighted                Weighted
Range of                    Remaining    Average                 Average
Exercise      Number       Contractual  Exercise    Number      Exercise
Prices        Outstanding      Life        Price  Exercisable     Price
-----------   -----------  ----------- ---------  -----------   ---------
$1.00-$1.60      440,869     7.9 years  $  1.29      248,933    $  1.25
$1.63-$2.45      523,322     7.1           2.15      378,125       2.19
$2.50-$3.13      494,733     5.4           2.87      494,733       2.87
$3.34-$6.38      440,500     3.2           4.73      440,500       4.73
$6.81-$10.25     266,542     1.3        $  8.11      266,542       8.11
               ---------                           ---------
$1.00-$10.25   2,165,966     5.4        $  3.40    1,828,833    $  3.72
               =========                           =========

We have adopted the disclosure only provisions of FAS 123 "Accounting for Stock-Based Compensation." Accordingly, except for stock options issued to non-employees and restricted stock awards to employees, no compensation cost has been recognized for the various stock option plans and stock purchase plan. In March 2005, we granted 75,000 shares of restricted stock awards under the 2002 Plan to employees. The compensation cost that has been expensed in the statements of operations for the restricted stock awards issued to employees was $24,000 for 2005.

The table regarding the net loss and net loss per share included in Note 2, "Summary of Significant Accounting Policies," prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123.

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

                                          Year Ended December 31,
                                          -----------------------
                                      2005          2004          2003
                                      ----          ----          ----
Expected life in years (from vesting
 date):
 Stock options                        5              5            5
 Employee Stock Purchase Plan         0.5 - 2        1.5 - 2      1.5 - 2
Discount rate:
 Stock options                        4.0%           3.2%         3.2%
 Employee Stock Purchase Plan         3.15%-3.63%    1.47%-2.55%  1.47%-1.82%
Volatility
 Stock options                         78%            69%         85%
 Employee Stock Purchase Plan          94%-105%       65%-147%    65%-68%
Expected dividend yield                 0%             0%          0%

Also in 2001, we modified the 1992 Stock Option Plan to extend the exercise period of vested stock options upon employee termination, from up to 30 days after the date of termination to up to 90 days after the date of termination. We did not record compensation expense associated with this modification in 2005, 2004 and 2003, as the expense associated with the affected options exercised in 2005, 2004 and 2003 was $0. The number of stock options that may be affected in future periods was not estimable on the date of modification.

Note  9  Net Loss Per Share

The following options and restricted stock awards were outstanding as of December 31, 2005, 2004 and 2003, but were not included in the computation of diluted net loss per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands):

                                2005              2004              2003
                                ----              ----              ----
Number of options
 outstanding                    2,166             2,206             2,109
Number of restricted stock
 awards outstanding                75                --                --

Note 10  Discontinued Operations

We completed the sale of certain assets of our Analytical Standards division as well as certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") in February 2003 and July 2000, respectively.

The Analytical Standards division and cosmeceutical and toiletry business are reported as discontinued operations for all periods presented in the accompanying Statements of Operations.

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003 and changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

                                           For the year ended
                                              December 31,
                                        ---------------------------
                                        2005        2004       2003
                                        ----        ----       ----
Analytical Standards Division
-----------------------------
  Income from Analytical Standards
    division                          $  --        $  --     $   8
                                       ----         ----      ----
                                                      --         8
Cosmeceutical and Toiletry Business
-----------------------------------
  Recovery of doubtful account
   receivable                            --           --        28
  Change in estimates for
   professional fees, severance
   costs and guarantees                 (89)        (133)     (103)
  Change in estimate of
   provision for income
   taxes and tax refunds                 --           --        10
                                      -----         ----       ---
                                        (89)        (133)      (65)
                                      -----         ----       ---
  Total loss from discontinued
   operations                        $  (89)       $(133)     $(57)
                                      =====         ====       ===

Revenues relating to the discontinued operations totaled $0, $0 and $127,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Gain on disposition of discontinued operations in the accompanying Statement of Operations for the year ended December 31, 2003 represents the gain on the sale of certain assets of our Analytical Standards division in February 2003.

The following table sets forth the Company's basic and diluted income (loss) per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2005, 2004 and 2003:

                                   For the year ended December 31,
                                   -------------------------------
                                   2005           2004         2003
                                   ----           ----         ----
Basic income (loss) per common
 share from discontinued
 operations                        $   *          $(0.01)      $   *

Diluted income (loss) per common
 share  from discontinued
 operations                        $   *          $(0.01)      $   *

* Less than ($0.00) per share

As of December 31, 2005, liabilities related to the discontinued operation in the amount of $248,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

The cash provided by discontinued operations of $125,000 and $99,000 in 2005 and 2004, respectively, relates to the royalties received from GFS from sales of Analytical Standards products, partially offset by severance payments made to former employees who were terminated as a result of the sale of the Analtyical Standards division. The cash used in discontinued operations in 2003 of $413,000 relates to cash used in Analytical Standards division operations, severance payments and payments of the gross profit guarantee to RP Scherer, partially offset by royalties received from GFS.

Analytical Standards Division
-----------------------------

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS Chemicals, Inc. ("GFS"), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 in the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. An increase to the estimated severance charges of $1,000 was recorded in 2005. Approximately $223,000 of these severance charges has been paid through December 31, 2005.

Cosmeceutical and Toiletry Business
-----------------------------------

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets ("cosmeceutical and toiletry business") to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty"). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit. The Gross Profit Guaranty expense totaled $629,000 for the first five guaranty years. We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $242,000 related to the current amount due under the gross profit guarantees is included in accrued disposition costs as of December 31, 2005.

Note 11  Defined Contribution Plan

We have a defined contribution plan covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant's contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant's annual compensation or $6,300, $6,150 and $6,000 for 2005, 2004 and 2003 ,
respectively, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2005, 2004 and 2003, we contributed to the plan approximately $73,000, $86,000 and $64,000, respectively. No discretionary contributions have been made to the plan since its inception.

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

                                               December 31,
                                          ------------------------
                                             2005          2004
                                             ----          ----
Deferred Tax Assets:

Net operating loss carryforwards           $ 26,500     $ 26,100
Research credits                              2,300        2,000
Capitalized research expenses                   100          200
Other                                           400          400
                                            -------      -------
Total deferred tax assets                    29,300       28,700

Valuation allowance                         (29,300)     (28,700)
                                            -------       ------

Net deferred tax assets                          --           --
                                            =======       ======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $600,000 and $1,500,000 and decreased by $100,000 during 2005, 2004, and 2003, respectively.

Deferred tax assets related to carryforwards at December 31, 2005 include approximately $2,900,000 associated with stock option activity related to nonqualified stock options for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $73,300,000 which expire in the years 2006 through 2025 and federal research and development tax credits of approximately $1,300,000 which expire in the years 2006 through 2025.

As of December 31, 2005, we had net operating loss carryforwards for state income tax purposes of approximately $26,000,000 which expire in the years 2012 through 2015 and state research and development tax credits of approximately $1,400,000 which do not expire.

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

In February 1995, we received $750,000 in prepaid royalties and an additional $750,000 as a milestone payment on the submission to the FDA of our New Drug Application ("NDA") for the tretinoin prescription acne treatment. The milestone payment was recognized as revenue upon receipt. The prepaid royalties of $750,000 were recorded as deferred revenue. In February 1997, upon receipt of approval from the FDA to market Retin-A Micro (tretinoin gel) microsphere for the treatment of acne, we received $3 million from Ortho, $1.5 million of which was a milestone payment that was recognized as revenue in 1997 and $1.5 million of which was prepaid royalties that was recorded as deferred revenue. As of December 31, 2005 and 2004, there were no amounts remaining in deferred revenue.

Dermik
------

In March 1992, we restructured a 1989 joint venture agreement with Dermik, a sanofi-aventis company. As part of the agreement, sanofi-aventis received certain exclusive marketing rights. Product applications included a 5-FU treatment for actinic keratoses. In 1998, this agreement was amended to give Dermik an exclusive worldwide license to Microsponge-entrapped 5-FU and to increase the royalty payable to us from 5% to 10%. In 1999, Dermik filed an NDA for this product and in 2000, received FDA marketing clearance for the product, which was launched under the trade name Carac in 2001. In 2003, A.P. Pharma regained rights to Carac from Dermik for all regions outside the U.S. and Canada. Dermik's exclusivity relating to Carac will continue as long as annual minimum royalty payments are made, governed by the life of our applicable patents, which continue until 2021.

On January 18, 2006 we sold our rights to royalties on sales of Retin-A Micro and Carac for up to $30 million, of which $25 million was received at closing. See Note 15 "Subsequent Event".

Note 14  Quarterly Results of Operations (Unaudited)

The following table presents summarized results of operations for each of our quarters in the years ended December 31, 2005 and 2004. These quarterly results are unaudited; however, in the opinion of management, such results have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein.




                                     QUARTERLY RESULTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                               First       Second      Third       Fourth
Year Ended December 31, 2005                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenues                               $ 1,360    $ 1,250      $ 1,337    $ 1,444
Operating expenses                             2,671      3,901        3,174      4,118
Interest income and other income, net             61         87           73         69
Loss from continuing operations               (1,250)    (2,564)      (1,764)    (2,605)
Discontinued operations                           (6)       (44)          20          3
Net loss                                      (1,256)    (2,608)      (1,744)    (2,602)
Basic and diluted loss per common share:
 Loss from continuing operations               (0.05)     (0.10)       (0.07)     (0.10)
 Net loss                                      (0.05)     (0.10)       (0.07)     (0.10)

                                               First       Second      Third       Fourth
Year Ended December 31, 2004                  Quarter     Quarter     Quarter     Quarter
----------------------------                  -------     -------     -------     -------
Total revenues                               $ 1,180     $ 1,284      $ 1,458    $ 1,482
Operating expenses                             3,759       3,725        3,416      3,820
Interest and other, net                           29          49           71         75
Loss from continuing operations               (2,550)     (2,392)      (1,887)    (2,263)
Discontinued operations                          (49)        (52)         (34)         6
Net loss                                      (2,599)     (2,444)      (1,921)    (2,257)
Basic and diluted loss per common share:
 Loss from continuing operations               (0.12)      (0.11)       (0.08)     (0.09)
 Net loss                                      (0.13)      (0.12)       (0.08)     (0.09)



Note 15  Subsequent Event

On January 18, 2006, we announced that we had sold our rights to royalties on sales of Retin-A Micro and Carac effective October 1, 2005 to an affiliate of the Paul Royalty Fund for up to $30 million.

Proceeds of $25 million were received upon the closing of the transaction and will be used primarily to fund pivotal clinical development of APF530, our drug candidate for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting. The remaining $5 million will be paid based on the satisfaction of certain predetermined milestones over the next four years.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alert them to material information relating to the Company required to be included in our Exchange Act filings.

(b) Changes in internal controls: During the quarter ended December 31, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

   None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

APP incorporates by reference the information set forth under the caption "Information Concerning the Board of Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") for the annual meeting of shareholders to be held on May 31, 2006.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information set forth under the captions "Report of the Audit Committee," "Ratification of Selection of Independent Registered Public Accounting Firm" and "Fees Paid to Ernst & Young LLP" of the Proxy Statement.

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Signature                   Title                             Date
--------------------------------------------------------------------------
/S/ Michael O'Connell       President and Chief               March 31, 2006
-------------------------   Executive Officer                 --------------
Michael O'Connell           (Principal Executive Officer)


/S/ Gordon Sangster         Chief Financial Officer           March 31, 2006
-------------------------   (Principal Financial and          --------------
Gordon Sangster             Accounting Officer)


/S/ Paul Goddard            Chairman of the Board of          March 31, 2006
-------------------------   Directors                         --------------
Paul Goddard


/S/ Stephen Drury           Director                          March 31, 2006
-------------------------                                     --------------
Stephen Drury


/S/ Peter Riepenhausen      Director                          March 31, 2006
-------------------------                                     --------------
Peter Riepenhausen


/S/ Toby Rosenblatt         Director                          March 31, 2006
-------------------------                                     --------------
Toby Rosenblatt


/S/ Gregory Turnbull        Director                          March 31, 2006
-------------------------                                     --------------
Gregory Turnbull


/S/ Dennis Winger           Director                          March 31, 2006
-------------------------                                     --------------
Dennis Winger


/S/ Robert Zerbe            Director                          March 31, 2006
-------------------------                                     --------------
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

*  Management Contract or Compensatory plans.

Schedule II

Valuation and Qualifying Accounts (in thousands)

                                             Additions    Deductions,
                                              Charged to  write-offs
                                   Beginning  Cost and      and      Ending
                                   Balance    Expense    Recoveries Balance
---------------------------------------------------------------------------
December 31, 2005
-----------------
Accounts receivable, allowance
  for bad debt                     $ --      $ --       $ --         $ --

Note receivable, allowance
  for doubtful note                $394      $ --       $ --         $394

December 31, 2004
-----------------
Accounts receivable, allowance
  for bad debt                     $ --      $ --       $ --         $ --

Note receivable, allowance
  for doubtful note                $413      $ --       $19          $394

December 31, 2003
-----------------
Accounts receivable, allowance
  for bad debt                     $28       $ --       $28          $ --

Note receivable, allowance
  for doubtful note                $437      $ --       $24          $413
