Form 10-Q
period 2006-09-30
AP PHARMA INC /DE/
filed 2006-11-07
CIK 818033

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-Q


[X]        Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2006


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
Large accelerated filer [  ]               Accelerated filer [  ]
                        ----                                 ----
  Non-accelerated filer [X ]
                        ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                   Yes [  ]  No [X ]
                                                       ----     ----

At October 31, 2006, the number of outstanding shares of the Company's common stock, par value $.01, was 25,423,663.

                                INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited):

Condensed Balance Sheets as of September 30, 2006
and December 31, 2005

Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005

Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

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

ITEM 6.  Exhibits

    Signatures

PART I.    FINANCIAL INFORMATION
           ---------------------
ITEM 1.    Financial Statements:
           ---------------------

A.P. PHARMA, INC.
-----------------
CONDENSED BALANCE SHEETS
(in thousands)
------------------------

                                       September 30,    December 31,
                                           2006             2005
                                       -------------    ------------
                                       (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents            $  3,769          $    790
  Marketable securities                  14,304             5,019
  Accounts receivable, net                   75             1,519
  Prepaid expenses and other                743               320
                                         ------            ------

Total current assets                     18,891             7,648

Property and equipment, net                 953             1,164
Other long-term assets                      105               157
                                         ------            ------
Total assets                           $ 19,949          $  8,969
                                         ======            ======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $    357          $    614
  Accrued clinical trial expenses           988               892
  Accrued disposition costs                 276               248
  Other accrued expenses                    799             1,012
                                         ------            ------
Total current liabilities                 2,420             2,766
                                         ------            ------

Stockholders' equity:
  Common stock                           99,651            99,248
  Accumulated deficit                   (82,097)          (93,029)
  Accumulated other comprehensive
   loss                                     (25)              (16)
                                         ------            ------
Total stockholders' equity               17,529             6,203
                                         ------            ------
Total liabilities and stockholders'
  equity                               $ 19,949          $  8,969
                                         ======            ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------
(in thousands, except per share amounts)
---------------------------------------


                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                      ---------------------------       -------------------------
                                         2006            2005             2006          2005
                                         ----            ----             ----          ----

Royalties                               $    --         $ 1,334          $    --       $ 3,803
Contract revenue                             --               3               --           144
                                         ------          ------           ------        ------

Total revenue                                --           1,337               --         3,947

Operating expenses:
 Research & development                   3,118           2,306           10,443         7,205
 General & administrative                   830             868            2,695         2,540
                                         ------          ------           ------        ------

Total operating expenses                  3,948           3,174           13,138         9,745
                                         ------          ------           ------        ------

Operating loss                           (3,948)         (1,837)         (13,138)       (5,798)

Interest income, net                        244              74              786           221

Gain on sale of interest in royalties        --              --           23,429            --

Other expense, net                        (49)             (1)             (53)           --
                                         ------          ------           ------        ------

Income (loss) from continuing
 operations                              (3,753)         (1,764)          11,024        (5,577)

Income (loss) from discontinued
 operations                                 (64)             20              (92)          (30)
                                         ------          ------           ------        ------

Net income (loss)                       $(3,817)        $(1,744)         $10,932       $(5,607)
                                         ======          ======           ======        ======

Basic earnings (loss) per share:
  Income (Loss) from continuing
   operations                           $ (0.15)        $ (0.07)         $  0.44       $ (0.22)
                                         ======          ======           ======        ======
  Net income (loss)                     $ (0.15)        $ (0.07)         $  0.43       $ (0.22)
                                         ======          ======           ======        ======

Diluted earnings (loss) per share:
  Income (Loss) from continuing
   operations                           $ (0.15)        $ (0.07)         $  0.43       $ (0.22)
                                         ======          ======           ======        ======
  Net income (loss)                     $ (0.15)        $ (0.07)         $  0.43       $ (0.22)
                                         ======          ======           ======        ======

Weighted average common shares
 outstanding-basic                       25,278          25,145           25,246        25,095
                                         ======          ======           ======        ======

Weighted average common shares
 outstanding-diluted                     25,278          25,145           25,435        25,095
                                         ======          ======           ======        ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------
(in thousands)
--------------

                                         For the Nine months ended
                                               September 30,
                                         -------------------------
                                            2006          2005
                                         ----------    ----------
Cash flows from operating activities:
 Net income (loss)                      $ 10,932       $(5,607)
 Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
   Loss from discontinued
    operations                                92            30
   Loss on sale of marketable
    securities                                 1             4
   Depreciation and amortization             299           190
   SFAS123R stock compensation expense       240            --
   Stock and stock option compensation
    awards to non-employees                   79            89
   Restricted stock awards                    38            16
   Amortization of premium/discount
    and accretion of marketable
    securities                               (22)           43
   Changes in operating assets and
    liabilities:
     Accounts receivable                   1,388            43
     Prepaid expenses and other
      current assets                        (423)           58
     Other long-term assets                   56           112
     Accounts payable                       (257)          246
     Accrued clinical trial expenses          96          (873)
     Other accrued expenses                 (213)          203
                                          ------        ------
Net cash provided by (used in)
 continuing operating activities          12,306        (5,446)

Net cash provided by (used in)
 discontinued operations                     (11)           88

Cash flows from investing activities:
  Purchases of property and equipment        (88)         (173)
  Purchases of marketable securities     (14,701)       (8,113)
  Maturities of marketable debt
  securities                               1,800         8,300
  Sales of marketable securities           3,628         4,439
                                          ------        ------

Net cash provided by (used in)
 investing activities                     (9,361)        4,453

Cash flows from financing activities:
Proceeds from the exercise of stock
 options                                      11            22
Proceeds from issuance of shares under
 Employee Stock Purchase Plan                 34            53
Proceeds from issuance of restricted
 stock                                        --             1
                                          ------        ------
Net cash provided by financing
 activities                                   45            76

Net increase (decrease) in cash and
 cash equivalents                          2,979          (829)
Cash and cash equivalents, beginning
 of the period                               790         3,110
                                          ------        ------
Cash and cash equivalents, end
 of the period                          $  3,769       $ 2,281
                                          ======         ======

See accompanying notes to condensed financial statements.

A.P. PHARMA, INC.
-----------------
NOTES TO CONDENSED FINANCIAL STATEMENTS
-----------------------------------
SEPTEMBER 30, 2006 and 2005 (UNAUDITED)
---------------------------------------

(1)  Basis of Presentation
     ---------------------


A.P. Pharma, Inc. (the "Company", "we", "our", or "us") is a specialty pharmaceutical company focused on the development of ethical (prescription) pharmaceuticals utilizing its proprietary polymer-based drug delivery systems. The Company's primary focus is the development and commercializtion of its bioerodible injectable and implantable systems under the trade name Biochronomer(TM). Initial target areas of application for the Company's drug delivery technology include anti-nausea, pain mangagement, anti-inflammation and DNA/RNAI applications.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006 or for any other period. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006 (our "2005 10-K").

Summary of Critical Accounting Policies
---------------------------------------

Except for the adoption of FAS 123(R) (see Stock-Based Compensation) there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2006 compared to those previously disclosed in our 2005 10-K.

Use of Estimates
----------------

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, accrued clinical and preclinical expenses, valuation of stock-based compensation and contingencies. Actual results could differ materially from those estimates.

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
Licensing agreements generally provide for periodic minimum payments, royalties, and/or non-refundable license fees. These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period. License agreements provide for the Company to earn future revenue through royalty payments. These non-refundable license fees are initially reported as deferred revenues and recognized as revenues over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier. License fees received in connection with arrangements where we have no continuing involvement are recognized as revenue when the amounts are received or when collectibility is assured, whichever is earlier. No such fees were recorded during the nine months ended September 30, 2006.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract. Milestone payments are recognized as license fees revenue when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.
No such fees were recorded during the nine months ended
September 30, 2006.

*	Contract Revenues
Contract revenues relate to research and development arrangements that generally provide for the Company to invoice research and development fees based on full-time equivalent hours for each project. Revenues from these arrangements are recognized as the related development costs are incurred. These revenues approximate the costs incurred. No such revenues were recorded during the nine months ended September 30, 2006.

     Sale of Royalty Revenue
     -----------------------

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro(R) and Carac(R) for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and may receive up to an additional $5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain.

Cash Equivalents and Short-term Investments
-------------------------------------------

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents. Investments which have original maturities of three months or longer are classified as marketable securities in the accompanying condensed balance sheets. Marketable securities are classified as available for sale at the time of purchase and carried at fair value. Unrealized gains or losses, if any, are recorded as other comprehensive income or loss in stockholders' equity. Unrealized losses recorded as of September 30, 2006 were $25,000.

Accrued Disposition Costs
-------------------------

Costs relating to disposal of discontinued operations are reported as accrued disposition costs in the accompanying condensed balance sheets. Accrued disposition costs include severance costs and gross profit guarantees.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. We invest excess cash in a variety of high grade short-term, interest-bearing securities. This diversification of risk is consistent with our policy to preserve principal and to maintain liquidity. In consequence, we do not believe concentrations of credit risk are an issue.

Segment and Geographic Information
----------------------------------

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications. Substantially all of our revenues have been derived from domestic customers.

Stock-Based Compensation
------------------------

Refer to Note 2 "Stock-Based Compensation" and Note 8 Stockholders' Equity in our 2005 10-K for further information regarding our adoption of SFAS 123(R) and our stock-based compensation arrangements, including related disclosures required upon the adoption of SFAS 123(R). On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we are required to record the grant-date or purchase-date fair value of stock options issued to employees and employee stock purchases. We have recorded the compensation expense for stock options issued to non-employees and restricted stock awards to employees and directors. Compensation related to options granted to non-employees is periodically remeasured as earned. We adopted SFAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee share-based arrangements remaining unvested at January 1, 2006, based on the grant-date value estimated in accordance with the pro forma provisions of SFAS 123, and all grants made on or after January 1, 2006, based on fair value estimated in accordance with SFAS 123(R), have been included in our determination of share-based compensation expense for the three and nine months ended September 30, 2006. We have not restated our operating results for the three and nine months ended September 30, 2005 to reflect charges for the fair value of share-based arrangements.

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarter ended September 30, 2006: 1) risk-free interest rate of 5.01% for stock options and 4.95% for employee stock purchase plan;
2) expected dividend yield of 0% for both stock options and employee stock purchase plan; 3) expected holding period of
6.25 years based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla options" and expected term of 1.25 years for employee stock purchase plan based on weighted-average purchase period of the plan; 4) expected volatility of 240% for stock options and 71% for employee stock purchase plan based on the Company's historical stock prices; and 5) an estimated forfeiture rate of 4.2% of the options granted based on historical data.

The SFAS 123R share-based compensation expenses recorded for awards granted under the stock option plans and employee stock purchase plan were approximately $74,000 and $240,000, net of estimated forfeitures, for the three and nine months ended September 30, 2006. The share-based compensation expense of $99,000 and $141,000 was recorded in research and development expense and general and administrative expense for the nine months ended September 30, 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the quarter ended September 30, 2006 we did not grant any restricted stock awards. As of September 30, 2006, we had a total of 235,000 shares of restricted stock awards granted to employees and directors, of which 135,000 shares have been vested. The compensation costs charged as operating expenses for restricted stock awards were $19,000 and $38,000 for the three and nine months ended September 30, 2006, respectively, and $8,000 and $16,000 for the three and nine months ended September 30, 2005.

During the quarter ended September 30, 2006 we granted 25,000 options to directors to purchase common stock. The following table summarizes option activity for the nine months ended
September 30, 2006:



                                                            Weighted
                                                Weighted    Average
                                                Average     Remaining      Aggregate
                                                Exercise    Contractual    Intrinsic
                                   Shares       Price       Term           Value
                                   ------       --------    -----------    ---------
Outstanding at January 1, 2006     2,165,966    $3.40
Granted                              214,940    $1.62
Exercised                             (1,797)   $1.55
Expired and forfeited                (11,335)   $1.66
                                   ---------
Outstanding at March 31, 2006      2,367,774    $3.25       5.5            $429,453
Granted                               50,000    $1.74
Exercised                             (1,090)   $1.05
Expired and forfeited                (69,421)   $9.10
                                   ---------
Outstanding at June 30, 2006       2,347,263    $3.04       5.5            $239,426
Granted                               25,000    $0.89
Exercised                             (6,719)   $1.07
Expired                             (161,542)   $5.15
Forfeited                             (5,448)   $1.53
                                   ---------
Outstanding at September 30, 2006  2,198,554    $2.87       5.48           $  7,285
                                   =========
Options exercisable at
 September 30, 2006                1,776,054    $3.17       4.7            $  2,251




As of September 30, 2006 there was approximately $497,741 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of 1.28 years.

Prior to January 1, 2006, we accounted for employee stock-based grants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". We have provided below the pro forma disclosures of the effect on net loss and net loss per share as if SFAS No. 123 had been applied in measuring compensation expense for the three and nine months ended September 30, 2005. Dollars in thousands except per share amounts.

                               Three Months        Nine Months
                                   Ended              Ended
                               September 30,      September 30,
                                    2005               2005
                               -------------      -------------
Net loss, as reported             $(1,744)           $(5,607)
Deduct:
Stock-based employee
 compensation expense
 determined under FAS No. 123         (92)              (251)
                                   ------             ------
Pro forma net loss                $(1,836)           $(5,858)
                                   ======             ======
Basic and diluted loss per
 share, as reported               $ (0.07)           $ (0.22)
                                   ======             ======
Basic and diluted pro forma
 loss per share                   $ (0.07)           $ (0.23)
                                   ======             ======

Fair values of awards granted under the stock option plans and employee stock purchase plan were estimated at grant date using the Black-Scholes option pricing model. For pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight line method. Forfeitures have been accounted for in the period in which they occurred. The multiple option approach is used to value the purchase rights granted under the employee stock purchase plan. We used the following assumptions for the three and nine months ended September 30, 2005:


                               Three Months        Nine Months
                                   Ended              Ended
                               September 30,      September 30,
                                    2005               2005
                               -------------      -------------
Expected life in years (from
 grant date):
 Stock options                  5                   5
 Employee stock purchase plan   1.5  - 2            1.5  - 2
Interest rate:
 Stock options                  4.2%                4%
 Employee stock purchase plan   2.55%-3.63%         1.47%-3.63%
Volatility:
 Stock options                 78%                 78%
 Employee stock purchase plan  84%-94%             59%-94%
Expected dividend yield:        0%                  0%

Reclassifications
-----------------

Certain amounts in the prior year's condensed financial statements have been reclassified to conform with the current presentation of the financial statements. Amortization of premium/discount and accretion of marketable securities in the prior year's quarter have been reclassified from investing activities to operating activities on the condensed statements of cash flows.

(2)  Earnings (Loss) Per Share Information
     -----------------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Because the Company is in a net loss position for the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2005, diluted earnings per share is also calculated using the weighted average number of common shares outstanding excluding the effect of options which are antidilutive. For the nine months ended September 30, 2006, diluted earnings per share is calculated using the weighted average number of common shares outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):



                                    Three Months             Nine Months
                                        Ended                   Ended
                                    September 30,           September 30,
                                    -------------           -------------
                                   2006         2005       2006       2005
                                   ----         ----       ----       ----
Numerator:
Net income (loss)                 $(3,817)     $(1,744)   $10,932    $(5,607)
                                   ======       ======     ======     ======

Denominator:
Weighted-average shares
 outstanding used to compute
 basic earnings per share          25,278       25,145     25,246     25,095
Effect of dilutive stock options,
 employee stock purchase
 and restricted stock awards           --           --        189         --
                                   ------       ------     ------     ------

Weighted-average shares
 outstanding and dilutive
 securities used to compute
 diluted earnings per share        25,278       25,145      25,435    25,095
                                   ======       ======      ======    ======




(3)  Comprehensive Income (Loss)
     ---------------------------
Comprehensive income (loss) for the three and nine months ended
September 30, 2006 and 2005 consists of the following (in thousands):



                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   ------------------      -----------------
                                   2006         2005       2006         2005
                                   ----         ----       ----         ----
Net income (loss)                 $(3,817)     $(1,744)   $10,932      $(5,607)

Unrealized gains (losses) on
 available-for-sale marketable
 securities                            33           (6)        (9)          (3)
                                   ------       ------     ------       ------

Comprehensive income (loss)       $(3,784)     $(1,750)   $10,923      $(5,610)
                                   ======       ======     ======       ======




(4)  Stockholders' Equity
     --------------------

During the nine months ended September 30, 2006, 108,887 shares of common stock were issued primarily through the exercise of stock options, employee stock purchases, issuance of restricted stock awards and for the payment of directors' fees.

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):




                                          For the Three          For the Nine
                                          Months Ended           Months Ended
                                          September 30,          September 30,
                                          -------------          -------------
                                        2006        2005       2006         2005
                                        ----        ----       ----         ----
Analytical Standards Division
-----------------------------
 Royalties earned in excess of
   minimum amount recorded             $  16       $  29      $  38        $  42

Cosmeceutical and Toiletry Business
-----------------------------------
Change in estimates for gross
   profit guarantees                     (80)         (9)      (130)         (72)
                                        ----        ----       ----         ----
Total loss from discontinued
   operations                          $ (64)      $ (20)     $ (92)       $ (30)
                                        ====        ====       ====         ====



Basic and diluted earnings (loss) per common share from discontinued operations were less than $0.01 per share for the nine months ended September 30, 2006 and 2005, respectively.

Liabilities related to the discontinued operations at September 30, 2006 in the amount of $276,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying condensed balance sheets.

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

A summary of activity for liabilities related to discontinued operations for the nine months ended September 30, 2006 follows: (in thousands)

Accrual at December 31, 2005              $248
Additional accrual for gross profit
 guaranty                                  130
Payment for gross profit guaranty         (100)
Payment under severance agreement           (2)
                                           ---
Accrual at September 30, 2006             $276
                                           ===

(6)  Subsequent Event
     ----------------

On October 2, 2006, we announced that we had granted an exclusive license to RHEI Pharmaceuticals to develop and sell APF530 in Greater China which includes China, Taiwan, Hong Kong and Macau. While specific license terms were not disclosed, the agreement includes an upfront payment and provisions for milestone payments and double digit percentage royalties on future net sales. APF530 is in Phase 3 clinical trial for the prevention of acute and delayed chemotherapy-induced nausea and vomiting.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (dollars in thousands unless
        ------------------------------------------------------
        otherwise indicated)
        --------------------

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with timely development, approval, launch and acceptance of new products, satisfactory completion of clinical studies, establishment of new corporate alliances, progress in research and development programs and other risks and uncertainties identified in the Company's filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of Notes to Condensed Financial Statements. Except for the adoption of FAS 123(R), we believe that our current critical policies and estimates have not changed from those discussed in our 2005 10-K.

Results of Operations for the Three and Nine Months Ended September
-------------------------------------------------------------------
30, 2006 and 2005
-----------------

Our revenue has been derived principally from royalties and contract revenues. Under strategic alliance arrangements entered into with certain companies, we received non-refundable upfront fees, milestone payments and royalties based on third party product sales.

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro(R) and Carac(R) for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and may receive up to an additional $5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain. As a result of this transaction, royalties for the third quarter of 2006 decreased to $0 from $1.3 million in the corresponding quarter of the prior year and decreased in the first nine months of 2006 to $0 from $3.8 million in the first nine months of 2005. We will not record additional royalty revenue on sales of Retin-A Micro and Carac in future periods.

Contract revenue, which is derived from work performed under collaborative research and development arrangements, decreased from $3 to $0 in the third quarter of 2006 and decreased from $144 to $0 in the first nine months of 2006. The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators. Therefore we cannot predict the amount of contract revenue in future periods.

Research and development expense for the third quarter of 2006 increased by $812 from $2.3 million to $3.1 million due mainly to expenditures in the third quarter on our Phase 3 trial program for APF530, our product candidate for the prevention of chemotherapy-induced nausea and vomiting. Research and development expense for the first nine months of 2006 increased by $3.2 million from $7.2 million to $10.4 million due mainly to the preparations and initiation of our Phase 3 trial program for APF530. We expect research and development expense to increase in the last quarter of 2006 as we continue to conduct, at an accelerated pace, our Phase 3 trial program for APF530.

General and administrative expense decreased for the third quarter of 2006 by $38 from $868 to $830 and increased for the first nine months of 2006 by $155 from $2.5 million to $2.7 million due primarily to outside consultant fees. We expect general and administrative expense for the fourth quarter of 2006 to remain relatively constant with the first three quarters of the year.

We expect our non-cash operating expenses for employee share-based compensation for the fourth quarter of 2006 to remain relatively constant with the first three quarters of the year.

Interest income, net, increased for the third quarter of 2006 by $170 to $244 from $74 and for the first nine months of 2006 by $565 from $221 to $786 due to higher interest rates earned on higher average cash, cash equivalents and marketable securities balances.

Loss from discontinued operations represents the net loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $64 for the three months ended September 30, 2006, compared with a net loss of $20 in the three months ended September 30, 2005. For the nine months ended September 30, 2006, net loss from discontinued operations increased by $61 to $91 from $30 in the year-ago period.

Capital Resources and Liquidity
-------------------------------

Cash, cash equivalents and marketable securities increased by $12.3 million to $18.1 million at September 30, 2006 from $5.8 million at December 31, 2005 due to the cash received from the sale of our interest in royalties on sales of Retin-A Micro and Carac in January 2006, partially offset by cash used in operating activities.

Net cash provided by continuing operating activities for the nine months ended September 30, 2006 was $12.3 million, compared to net cash of $5.4 million used in continuing operating activities for the nine months ended September 30, 2005. The increase in net cash provided by operating activities from 2005 to 2006 was mainly due to proceeds from the sale of our interest in royalties in January 2006.

Net cash used in investing activities for the nine months ended September 30, 2006 was $9.4 million compared to net cash of $4.5 million provided by investing activities for the nine months ended September 30, 2005. The increase in the cash used in investing activities was primarily due to the purchases of $14.7 million of marketable securities.

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

To date, we have financed our operations including technology and product research and development, primarily through income from collaborative research and development fees, the proceeds received from the sale of our Analytical Standards division, the sale of our cosmeceutical and toiletry business and the sale of our interest in royalties on sales of Retin-A Micro(R) and Carac(R), the sale of common stock in June 2004, and interest earned on short-term investments. In October 2006, we granted an exclusive license to RHEI Pharmaceuticals to develop and sell APF530 in Greater China which includes China, Taiwan, Hong Kong and Macau. While specific license terms were not disclosed, the agreement includes an upfront payment and provisions for milestone payments and double digit percentage royalties on future net sales.

We expect that existing cash, cash equivalents and marketable securities, together with interest income, receipts from the sale of our interest in royalties and other revenue-producing activities including license fees will be sufficient to meet our cash needs through the first quarter of 2007. We are actively seeking partners in the U.S. and abroad to take over the funding of the Phase 3 clinical trial of APF530, and to commercialize the product upon approval by the FDA. Also, we are currently investigating various financing options to fund our continued development of APF530 and potentially additional compounds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities at September 30, 2006.

                                Less                       More
                                than    2 to 3   4 to 5    than
                     Total     1 year    years    years   5 years
                     -----     ------   ------   ------   -------
Operating Leases     $2,367     $508     $1,053   $806     $ --
                      =====      ===      =====    ===      ===


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
         ----------------------------------------------------------

Since December 31, 2005, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures
         -----------------------

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls:  During the three months ended
September 30, 2006, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

ITEM 1A.  Risk Factors

    There have been no material changes to the risk factors set forth in the "RISK FACTORS" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6.  Exhibits

    Exhibit 10.AA License Agreement, dated as of October 1, 2006, between A.P. Pharma, Inc. and RHEI PHARMACEUTICALS, INC. Confidential treatment has been requested with respect to the omitted portions of this exhibit.

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


                                     A.P. PHARMA, INC.



Date: November 7, 2006          By:  /S/ Gregory H. Turnbull
     ------------------              -------------------------
                                     Gregory H. Turnbull
                                     President and Chief
                                     Executive Officer



Date: November 7, 2006          By:  /S/ Stephen C. Whiteford
     ------------------              --------------------------
                                     Stephen C. Whiteford
                                     Vice President, Finance and
                                     Chief Financial Officer