Form 10-Q
period 2007-03-31
AP PHARMA INC /DE/
filed 2007-05-08
CIK 818033

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from    to

Commission File Number 0-16109

A.P. PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2875566
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

123 Saginaw Drive
Redwood City CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 366-2626
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

Yes [X]                                No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [   ]                                No [X]

At April 30, 2007, the number of outstanding shares of the Company's common stock, par value $.01, was 25,438,662.

Table of Contents

A.P. Pharma, Inc

Part I.                                Financial Information

Item 1:                                Financial Statements:

A.P. Pharma, Inc.
Condensed Balance Sheets
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$ 1,005	$ 2,333
Marketable securities	8,357	13,189
Accounts receivable	125	75
Prepaid expenses and other current assets	522	609
Total current assets	10,009	16,206

Property and equipment, net	883	958
Other long-term assets	70	87
Total assets	$ 10,962	$ 17,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 577	$ 772
Accrued expenses	2,853	3,085
Accrued disposition costs	305	335
Total current liabilities	3,735	4,192
Deferred revenue	1,000	1,000
Total liabilities	4,735	5,192

Stockholders' equity:
Common stock	99,998	99,835
Accumulated deficit	(93,765)	(87,763)
Accumulated other comprehensive loss	(6)	(13)
Total stockholders' equity	6,227	12,059
Total liabilities and stockholders' equity	$ 10,962	$ 17,251

See accompanying notes to condensed financial statements

A.P. Pharma, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Revenue	$ -	$ -

Operating expenses:
Research and development	4,987	3,469
General and administrative	1,118	932
Total operating expenses	6,105	4,401

Operating loss	(6,105)	(4,401)

Interest income, net	148	262
Gain on sale of interest in royalties	-	23,421
Other income, net	-	10
Income (loss) from continuing operations	(5,957)	19,292
Income (loss) from discontinued operations	(8)	7
Income (loss) before income taxes	(5,965)	19,299
Tax provision	(36)	-
Net income (loss)	$ (6,001)	$ 19,299

Basic income (loss) per share:
Income (loss) from continuing operations	$ (0.24)	$ 0.77
Net income (loss)	$ (0.24)	$ 0.77

Diluted income (loss) per share:
Income (loss) from continuing operations	$ (0.24)	$ 0.76
Net income (loss)	$ (0.24)	$ 0.76

Weighted average common shares
outstanding-basic	25,324	25,207

Weighted average common shares
outstanding-diluted	25,324	25,483

See accompanying notes to condensed financial statements

A.P. Pharma, Inc.
Condensed Statements of Cash Flows (unaudited)
(in thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ (6,001)	$ 19,299
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	8	(7)
Loss on sale of marketable securities	-	1
Depreciation and amortization	95	99
Stock-based compensation expense	163	153
Amortization of premium/discount and accretion
of marketable securities	(22)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(69)	1,426
Prepaid expenses and other current assets	87	(46)
Other long-term assets	19	19
Accounts payable	(195)	(226)
Accrued expenses	(232)	(319)
Net cash provided by (used in) continuing operating activities	(6,147)	20,397

Net cash provided by (used in) discontinued operations	(21)	21

Cash flows from investing activities:
Purchases of property and equipment	(21)	(29)
Purchases of marketable securities	-	(12,363)
Maturities of marketable securities	1,500	500
Sales of marketable securities	3,361	1,651
Net cash provided by (used in) investing activities	4,840	(10,241)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	3
Net cash provided by financing activities	-	3

Net increase (decrease) in cash and cash equivalents	(1,328)	10,180
Cash and cash equivalents, beginning of the period	2,333	790
Cash and cash equivalents, end of the period	$ 1,005	$ 10,970

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Notes to Condensed Financial Statements
March 31, 2007 and 2006 (unaudited)

(1)  BASIS OF PRESENTATION

A.P. Pharma, Inc. (the "Company", "we", "our", or "us") is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions. Our lead product candidate, APF530, is currently in a pivotal Phase III clinical trial for the prevention of acute and delayed onset chemotherapy-induced nausea and vomiting, or CINV. We expect to complete enrollment of our pivotal Phase III clinical trial in the first half of 2008 and to announce results of that trial in the third quarter of 2008. We expect to file our new drug application, or NDA, for approval of APF530 in the fourth quarter of 2008.

Our primary focus is to advance our proprietary Biochronomer technology, consisting of bioerodible polymers designed to release drugs over a defined period. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including prevention of nausea and vomiting, pain management, control of inflammation and treatment of ophthalmic diseases. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to several months.

Our lead product candidate, which utilizes our proprietary Biochronomer technology, is APF530. APF530 is designed to prevent CINV for at least five days and contains granisetron, a drug approved for the prevention of CINV. In September 2005, we completed a Phase II human clinical trial of APF530 that achieved all of its primary and secondary endpoints. In May 2006, we initiated our pivotal Phase III clinical trial of AFP530. We believe that this clinical trial will lead to regulatory approval of APF530 for the prevention of acute and delayed onset CINV for patients undergoing both moderately and highly emetogenic, or vomit-inducing, chemotherapy.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007 or for any other period.  The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by GAAP.  These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") on March 30, 2007 (our "2006 10-K").

Going Concern

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses and had an accumulated deficit of $93.8 million as of March 31, 2007.

At March 31, 2007, we had $9.4 million cash, cash equivalents and marketable securities that we believe will not enable us to fund our operations through fiscal year 2007. We are seeking additional financing to continue our research and activities. We anticipate that our cash expenditures during fiscal year 2007 will be approximately $30 million. We expect to meet our cash needs and fund our working capital requirements from additional capital sources, which may include an equity offering.  If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we may be required to reduce, defer, or discontinue our research and development activities or may not be able to continue as a going concern entity.

Summary of Significant Accounting Policies

Use of Estimates

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

License Fees
Licensing agreements generally provide for periodic minimum payments, royalties, and/or non-refundable license fees.  These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period.  License agreements provide for the Company to earn future revenue through royalty payments.  These non-refundable license fees are initially reported as deferred revenue and recognized as revenue over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier.  Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations.  License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is reasonably assured, whichever is earlier.  No such fees were recorded in either period presented here.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract.  Milestone payments are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.  No such fees were recorded in either period presented here.

Sale of Royalty Revenue

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and may receive up to an additional $5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain.

Cash Equivalents and Short-term Investments

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents.  Investments which have original maturities of three months or longer are classified as marketable securities in the accompanying condensed balance sheets.  Marketable securities are classified as available for sale at the time of purchase and carried at fair value.  Unrealized gains or losses, if any, are recorded as other comprehensive income or loss in stockholders’ equity.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities.  We invest excess cash in a variety of high grade short-term, interest-bearing securities.  The fair value of these investments approximated their cost at March 31, 2007.

Segment and Geographic Information

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.  Substantially all of our revenue has been derived from domestic customers.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R).  Under SFAS 123R we measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement.  The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2007: 1) risk-free interest rate of 4.8% for stock options and 4.9% for employee stock purchase plan; 2) expected dividend yield of 0% for both stock options and employee stock purchase plan; 3) expected holding period of 6.25 years based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla options" and expected term of 1.25 years for employee stock purchase plan based on weighted-average purchase period of the plan; 4) expected volatility of 240% for stock options and 82% for employee stock purchase plan based on the Company's historical stock prices; and 5) an estimated forfeiture rate of 3.2% of the options granted based on historical data.

The SFAS 123R share-based compensation expenses recorded for awards granted under the stock option plans and employee stock purchase plan were approximately $143,000 and $114,000, net of estimated forfeitures, for the three months ended March 31, 2007 and 2006, respectively.  The share-based compensation expense of $54,000 and $53,000 was recorded in research and development expense for the three months ended March 31, 2007 and 2006, respectively.  The share-based compensation expense of $89,000 and $61,000 was recorded in general and administrative expense for the three months ended March 31, 2007 and 2006, respectively.  No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the three months ended March 31, 2007 we did not grant any restricted stock awards.  As of March 31, 2007, we had a total of 100,000 unvested shares of restricted stock awards granted to employees and directors.  The compensation costs charged as operating expenses for restricted stock awards were $20,000 and $8,000 for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 we granted 185,000 options to employees to purchase common stocks.  The following table summarizes option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	2,189,221	$ 2.67
Granted	185,000	$ 1.28
Forfeited	(13,426)	$ 1.67
Outstanding at March 31, 2007	2,360,795	$ 2.57	5.79	$ 5,133

Options exercisable at March 31, 2007	1,707,090	$ 3.01	4.53	$ 1,433

As of March 31, 2007 there was approximately $670,000 of total unrecognized compensation expense related to nonvested stock options.  This expense is expected to be recognized over a weighted-average period of 1.27 years.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements.  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.  We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

In September 2006, the FASB issued FASB Statement (“SFAS”) No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The guidance clarifies the principle for assessing fair value based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as companies’ own data.  Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating SFAS 157 and expects to adopt this guidance beginning on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

(2)  INCOME (LOSS) PER SHARE INFORMATION

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Because the Company is in a net loss position for the three months ended March 31, 2007, diluted earnings per share is also calculated using the weighted average number of common shares outstanding excluding the effect of potentially dilutive securities because they are antidilutive.  Such potentially dilutive securities include outstanding stock options for 2,360,795 common shares and unearned restricted stock awards for 100,000 common shares.  For the three months ended March 31, 2006, diluted earnings per share is calculated using the weighted average number of common shares outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 (in thousands):

Numerator:
Net income	$ 19,299

Denominator:
Weighted average shares outstanding used to compute
basic earnings per share	25,207
Effect of dilutive stock options and restricted stock awards	276
Weighted average shares outstanding and dilutive
securities used to compute diluted earnings per share	25,483

(3)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 consists of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$ (6,001)	$ 19,299
Unrealized gains (losses) on available-for-sale
marketable securities	7	(29)
Comprehensive income (loss)	(5,994)	19,270

(4)  INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.  Upon adoption of FIN 48, we commenced a review of our tax positions taken in our tax returns that remain subject to examination.  Based upon our review, we do not believe we have any unrecognized tax benefits or that there is material impact on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating loss carryforwards.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2007.

(5)  STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007, no shares of common stock were issued through the exercise of stock options, employee stock purchases or issuance of restricted stock awards.

(6)  DISCONTINUED OPERATIONS

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$ 16	$ 7

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	(24)	-

Total income (loss) from discontinued operations	$ (8)	$ 7

Basic and diluted income (loss) per common share from discontinued operations were less than $0.01 per share for the three months ended March 31, 2007 and 2006, respectively.

Liabilities related to the discontinued operations at March 31, 2007 in the amount of $305,000 include severance costs and accruals for gross profit guarantees.  These liabilities are reported as accrued disposition costs in the accompanying condensed balance sheets.

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

Cash provided by (used in) discontinued operations primarily relates to royalty payments received from GFS Chemicals for the sale of certain products offset by a payment of $52,000 relating to the Gross Profit Guaranty.

Below is a summary of activity for liabilities related to the discontinued operations for the three months ended March 31, 2007 (in thousands):

Accrual at December 31, 2006	$ 335
Additional accrual for gross profit guaranty	25
Payment for gross profit guaranty	(52)
Payment under severance agreement	(3)
Accrual at March 31, 2007	$ 305

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
(in thousands unless otherwise indicated)

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

Critical Accounting Policies and Estimates

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2007 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Our revenue has been derived principally from royalties and contract revenue.  Under strategic alliance arrangements entered into with certain companies, we received non-refundable upfront fees, milestone payments and royalties based on third party product sales.

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and may receive up to an additional $5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain. As a result of this transaction, there were no royalties for the first quarter of 2007 and 2006.  We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Contract revenue is derived from work performed under collaborative research and development arrangements.  There was no contract revenue in the first quarter of 2007 and 2006.  The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators.  Therefore we can not predict the amount of contract revenue in future periods.

Research and development expense for the first quarter of 2007 increased by $1.5 million from $3.5 million to $5 million due mainly to expenditures in the first quarter on our Phase 3 study for APF530, our product candidate for the prevention of chemotherapy-induced nausea and vomiting.  We expect research and development expense to increase in the second quarter of 2007 reflecting the increased number of patients enrolled in our Phase 3 study for APF530.

General and administrative expense increased for the first quarter of 2007 by $186 from $932 to $1,118 due primarily to increased legal fees.  We expect general and administrative expense in the second quarter of 2007 to remain relatively constant with the first quarter of 2007.

We expect our non-cash operating expenses for employee share-based compensation for the second quarter of 2007 to remain relatively constant with the first quarter of 2007.

Interest income, net, decreased for the first quarter of 2007 by $114 to $148 from $262 due to lower average cash, cash equivalents and marketable securities balances.

Income/loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000.  Net loss from discontinued operations totaled $8,000 for the three months ended March 31, 2007, compared with net income of $7,000 in the three months ended March 31, 2006.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities decreased by $6 million to $9 million at March 31, 2007 from $15 million at December 31, 2006 due to cash used in operating activities.

Net cash used in continuing operating activities for the three months ended March 31, 2007 was $6 million, compared to net cash of $20 million provided by continuing operating activities for the three months ended March 31, 2006.  The decrease in net cash provided by operating activities from 2006 to 2007 was mainly due to proceeds from the sale of our interest in royalties in January 2006.

Net cash provided by investing activities for the three months ended March 31, 2007 was $5 million, compared to net cash of $10 million used in investing activities for the three months ended March 31, 2006. The decrease in the cash used in investing activities was primarily due to the purchases of $12 million of marketable securities in the first quarter of 2006.

To date, we have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, the sale of common stock in June 2004, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®.  Our existing cash, cash equivalents and marketable securities, together with interest income will not be sufficient to meet our cash needs for the year ended December 31, 2007.  We are currently seeking additional financing within this timeline through an equity financing.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands).  This table excludes amounts already recorded on our condensed balance sheet as current liabilities at March 31, 2007.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating Leases	$ 2,149	$ 521	$ 1,082	$ 546	$ -

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Since December 31, 2006, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures:  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls:  During the three months ended March 31, 2007, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1A.                      Risk Factors

There have been no material changes to the risk factors set forth in the "RISK FACTORS" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

A.P. PHARMA, INC.

Date: May 8, 2007	/S/ Gregory Turnbull
Gregory Turnbull
Vice President, Finance and Chief Financial Officer

Date: May 8, 2007	/S/ Stephen C. Whiteford
Stephen C. Whiteford
Vice President, Finance and Chief Financial Officer