Form 10-Q
period 2007-06-30
AP PHARMA INC /DE/
filed 2007-08-13
CIK 818033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes [   ]                                No [X]

At July 31, 2007, the number of outstanding shares of the Company's common stock, par value $.01, was 30,779,798.

Table of Contents

A.P. Pharma, Inc

Part I.                                Financial Information

Item 1:                                Financial Statements:

A.P. Pharma, Inc.
Condensed Balance Sheets
(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$ 40,710	$ 2,333
Marketable securities	4,364	13,189
Accounts receivable	139	75
Prepaid expenses and other current assets	624	609
Total current assets	45,837	16,206

Property and equipment, net	800	958
Other long-term assets	75	87
Total assets	$ 46,712	$ 17,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 717	$ 772
Accrued expenses	2,570	3,085
Accrued disposition costs	266	335
Total current liabilities	3,553	4,192
Deferred revenue	1,000	1,000
Total liabilities	4,553	5,192

Stockholders' equity:
Common stock	137,700	99,835
Accumulated deficit	(95,540)	(87,763)
Accumulated other comprehensive loss	(1)	(13)
Total stockholders' equity	42,159	12,059
Total liabilities and stockholders' equity	$ 46,712	$ 17,251

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Contract revenue	$ 160	$ -	$ 160	$ -

Operating expenses:
Research and development	3,763	3,856	8,749	7,325
General and administrative	872	933	1,991	1,865
Total operating expenses	4,635	4,789	10,740	9,190

Operating loss	(4,475)	(4,789)	(10,580)	(9,190)

Interest income, net	156	280	304	542
Gain on sale of interest in royalties	2,500	8	2,500	23,429
Other income (expense), net	3	(15)	3	(5)
Income (loss) from continuing operations	(1,816)	(4,516)	(7,773)	14,776
Income (loss) from discontinued operations	40	(34)	32	(27)
Income (loss) before income taxes	(1,776)	(4,550)	(7,741)	14,749
Tax provision	-	-	(36)	-
Net income (loss)	$ (1,776)	$ (4,550)	$ (7,777)	$ 14,749

Basic income (loss) per share:
Income (loss) from continuing operations	$ (0.19)	$ (0.72)	$ (0.98)	$ 2.34
Net income (loss)	$ (0.19)	$ (0.72)	$ (0.98)	$ 2.34

Diluted income (loss) per share:
Income (loss) from continuing operations	$ (0.19)	$ (0.72)	$ (0.98)	$ 2.33
Net income (loss)	$ (0.19)	$ (0.72)	$ (0.98)	$ 2.32

Weighted average common shares
outstanding-basic	9,591	6,314	7,961	6,308

Weighted average common shares
outstanding-diluted	9,591	6,314	7,961	6,345

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ (7,777)	$ 14,749
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	(32)	27
Loss on sale of marketable securities	-	1
Depreciation and amortization	189	200
Stock-based compensation expense	276	246
Amortization of discount and accretion of premium
on marketable securities	334	(10)
Changes in operating assets and liabilities:
Accounts receivable	(99)	1,407
Prepaid expenses and other current assets	(15)	(287)
Other long-term assets	15	37
Accounts payable	(55)	(467)
Accrued expenses	(515)	55
Net cash provided by (used in) continuing operating activities	(7,679)	15,958

Net cash used in discontinued operations	(4)	(45)

Cash flows from investing activities:
Purchases of property and equipment	(31)	(55)
Purchases of marketable securities	-	(14,701)
Maturities of marketable securities	2,825	1,800
Sales of marketable securities	5,678	2,158
Net cash provided by (used in) investing activities	8,472	(10,798)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance cost	37,550	-
Proceeds from the exercise of stock options	-	4
Proceeds from issuance of shares under
Employee Stock Purchase Plan	38	34
Net cash provided by financing activities	37,588	38

Net increase in cash and cash equivalents	38,377	5,153
Cash and cash equivalents, beginning of the period	2,333	790
Cash and cash equivalents, end of the period	$ 40,710	$ 5,943

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Notes to Condensed Financial Statements
June 30, 2007 and 2006 (unaudited)

(1)  BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions.  Our lead product candidate, APF530, is currently in a pivotal Phase III clinical trial for the prevention of acute and delayed onset chemotherapy-induced nausea and vomiting, or CINV.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007 or for any other period.  The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.  These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (our “2006 10-K”).

Summary of Significant Accounting Policies

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, accrued clinical and preclinical expenses, and assumptions for valuing options and other stock-based compensation.  Actual results could differ materially from those estimates.

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

Generally, contractually required minimum royalties are recorded ratably throughout the contractual period.  Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.  No such royalties were recorded in any period presented.

License Fees
Licensing agreements generally provide for periodic minimum payments, royalties, and/or non-refundable license fees.  These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period.  License agreements provide for the Company to earn future revenue through royalty payments.  These non-refundable license fees are initially reported as deferred revenue and recognized as revenue over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier.  Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations.  License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectibility is reasonably assured, whichever is earlier.  No such fees were recorded in any period presented.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract.  Milestone payments relating to licensing agreements are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.

Contract Revenue
Contract revenue relates to research and development arrangements that generally provide for the Company to invoice research and development fees based on full-time equivalent hours for each project. Revenue from these arrangements are recognized as the related development services are rendered.  This revenue approximates the costs incurred.  For the three and six months ended June 30, 2007, we recorded contract revenue of $160,000.  There were no contract revenue recorded for the three and six months ended June 30, 2006.

Sale of Royalty Revenue

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain.

Cash Equivalents and Short-term Investments

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents.  Investments which have original maturities of three months or longer are classified as marketable securities in the accompanying condensed balance sheets.  Marketable securities are classified as available for sale at the time of purchase and carried at fair value.  Unrealized gains or losses, if any, are recorded as other comprehensive income or loss in stockholders’ equity.  Our marketable securities at June 30, 2007 include certain debt securities with remaining maturities of less than 6 months.

We invest excess cash in a variety of high grade short-term, interest-bearing securities.  The fair value of these investments approximate their cost at June 30, 2007.

Segment and Geographic Information

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.  Substantially all of our revenue have been derived from domestic customers.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R).  Under SFAS 123R we measure and recognize compensation expense for all employee and non-employee share-based payments at fair value over the service period underlying the arrangement.  The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	240%	240%	240%	240%
Risk-free interest rate	4.8%	5.1%	4.8%	4.8%
Expected life (years)	6.25	6.25	6.25	6.25
Forfeiture	3.6	3.3	3.4	3.2

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	67%	71%	75%	89%
Risk-free interest rate	4.8%	5.0%	4.9%	4.2%
Expected life (years)	1.25	1.25	1.25	1.25

The following table shows the stock-based compensation expense for all awards (in thousands except per share amount):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating expenses:
Research and development	$48	$21	$104	$78
General and administrative	65	44	172	168
Total stock-based compensation expense	$113	$65	$276	$246
Impact on basic and diluted net income (loss) per common share	$0.01	$0.01	$0.03	$0.03

There was no capitalized stock-based employee compensation cost as of June 30, 2007. Since the Company had cumulative net losses as of June 30, 2007, there was no recognized tax benefit associated with stock-based compensation expense.

During the three months ended June 30, 2007 we granted 12,500 options to directors to purchase our common stock.  The following table summarizes option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	547,305	$ 10.68
Granted	46,250	$ 5.12
Expired and Forfeited	(3,356)	$ 6.68
Outstanding at March 31, 2007	590,199	$ 10.28	5.79	$ 5,133

Granted	12,500	$ 3.00
Expired and Forfeited	(60,610)	$ 16.06
Outstanding at June 30, 2007	542,089	$ 9.26	5.85	$ -

Options exercisable at June 30, 2007	413,722	$ 10.50	4.90	$ -

As of June 30, 2007 there was approximately $703,000 of total unrecognized compensation expense for all awards.  This expense is expected to be recognized over a weighted-average period of 1.35 years.

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

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed.  Entities should report the effects of applying the consensus in this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption.  An entity should disclose the cumulative effect of the change on retained earnings or on other components of equity or net assets in the statement of financial position.  Earlier application is not permitted.  EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of EITF 07-03 will have on our financial position and results of operations.

(2)  INCOME (LOSS) PER SHARE INFORMATION

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Because the Company is in a net loss position for the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007, diluted earnings per share is also calculated using the weighted average number of common shares outstanding excluding the effect of potentially dilutive securities because they are antidilutive.  Such potentially dilutive securities at June 30, 2007 include outstanding stock options for 542,089 common shares and unearned restricted stock awards for 33,750 common shares.  For the six months ended June 30, 2006, diluted earnings per share is calculated using the weighted average number of common shares outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2006 (in thousands):

Numerator:
Net income	$ 14,749

Denominator:
Weighted average shares outstanding used to compute
basic earnings per share	6,308
Effect of dilutive stock options and restricted stock awards	37
Weighted average shares outstanding and dilutive
securities used to compute diluted earnings per share	6,345

(3)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 consists of the following (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$ (1,776)	$ (4,550)	$(7,777)	$ 14,749
Unrealized gains (losses) on available-for-sale
marketable securities	5	(13)	12	(42)
Comprehensive income (loss)	$ (1,771)	$ (4,563)	$(7,765)	$ 14,707

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating loss carry forwards.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any related interest expense recognized for the period ended June 30, 2007.

(5)  STOCKHOLDERS’ EQUITY

On May 25, 2007, we effected a one-for-four reverse stock split based on our stockholders’ approval of such action at the annual stockholder meeting held on May 23, 2007. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split.

On June 19, 2007, we sold 24,393,939 shares of common stock at a price of $1.65 per share, for net proceeds of approximately $37.5 million after deducting placement agent fees and costs associated with the offering. The shares were offered under our registration statement on Form S-1, as amended (Registration No. ###-##-####).

During the six months ended June 30, 2007, 11,254 shares of common stock were issued to employees under the employee stock purchase plan and 15,000 shares of restricted common stock were awarded to directors.

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$ 1	$ 16	$ 17	$ 23

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	39	(50)	15	(50)

Total income (loss) from discontinued operations	$ 40	$ (34)	$ 32	$ (27)

Basic and diluted income (loss) per common share from discontinued operations were less than $0.01 per share for the three and six months ended June 30, 2007 and 2006, respectively.

Liabilities related to the discontinued operations at June 30, 2007 in the amount of $266,000 include severance costs and accruals for gross profit guarantees.  These liabilities are reported as accrued disposition costs in the accompanying condensed balance sheets.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer's combined sales of products to Ortho Neutrogena and Dermik ("Gross Profit Guaranty").  The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit.  Effective March of 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik.  This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier via the two period test.  We expect the annual Gross Profit Guaranty payments to range from approximately $100,000 to $150,000 for the remainder of the guaranty period.  As the minimum amount of Gross Profit Guaranty due is based on sales by RP Scherer and cannot be estimated, no accrual has been recorded relating to sales in future periods.

Cash used in discontinued operations primarily relates to royalty payments received from GFS Chemicals for the sale of certain products offset by a payment of $52,000 relating to the Gross Profit Guaranty.

Below is a summary of activity for liabilities related to the discontinued operations for the six months ended June 30, 2007 (in thousands):

Accrual at December 31, 2006	$ 335
Adjustment for gross profit guaranty accrual	(14)
Payment for gross profit guaranty	(52)
Payment under severance agreement	(3)
Accrual at June 30, 2007	$ 266

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2007 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (in thousands unless otherwise indicated)

Our revenue has been derived principally from contract revenue.  In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain. As a result of this transaction, there were no royalties for the second quarter of 2007 and 2006.  We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Contract revenue, which is derived from work performed under collaborative research and development arrangements, increased from $0 to $160 in the three and six months ending June 30, 2007.  The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators.  Therefore we can not predict the amount of contract revenue in future periods.

Research and development expense for the three months ended June 30, 2007, decreased by $93 from $3,856 for the three months ended June 30, 2006, as a result of an increase in the APF530 Phase 3 clinical trial costs of $296 offset by a reduction in other product development costs. Research and development expense for the first six months ended June 30, 2007, increased by $1,424 from $7,325 for the six months ended June 30, 2006,  to $8,749 due mainly to increased expenditures on our Phase 3 study for APF530, our product candidate for the prevention of chemotherapy-induced nausea and vomiting.  We expect research and development expense to increase in the second half of 2007 reflecting the increased number of patients enrolled in our Phase 3 study for APF530.

General and administrative expense decreased for the three months ended June 30, 2007, by $61 from $933 for the three months ended June 30, 2006, to $872 due primarily to decreased outside consultant fees.  General and administrative expense for the first six months ended June 30, 2007, increased by $126 from $1,865 for the six months ended June 30, 2006, to $1,991 due mainly to increased legal fees. We expect general and administrative expense in the second half of 2007 to remain relatively constant with the first half of the year.

We expect our non-cash operating expenses for employee share-based compensation for the second half of 2007 to remain relatively constant with the first half of the year.

Interest income, net, decreased for the three months ended June 30, 2007 by $124 to $156 from $280 and for the first six months ended June 30, 2007, by $238 from $542 to $304 due to lower average cash, cash equivalents and marketable securities balances.

Income/loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000.  Net income from discontinued operations totaled $40 for the three months ended June 30, 2007, compared with a net loss of $34 in the three months ended June 30, 2006. For the six months ended June 30, 2007, net income from discontinued operations totaled $32 compared with a net loss of $27 in the six months ended June 30, 2006.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities increased by $30 million to $45 million at June 30, 2007 from $15 million at December 31, 2006 due primarily to the sale of 24,393,939 shares of common stock in an underwritten public offering in June 2007 at a price of $1.65 per share for net proceeds of approximately $37.5 million.

Net cash used in continuing operating activities for the six months ended June 30, 2007 was $8 million, compared to net cash of $16 million provided by continuing operating activities for the six months ended June 30, 2006.  The decrease in net cash provided by operating activities from 2006 to 2007 was mainly due to proceeds from the sale of our interest in royalties in January 2006.

Net cash provided by investing activities for the six months ended June 30, 2007 was $8 million, compared to net cash of $11 million used in investing activities for the six months ended June 30, 2006. The decrease in the cash used in investing activities was primarily due to the purchases of $15 million of marketable securities in the six months ended June 30, 2006.

To date, we have financed our operations including technology and product research and development through the sale of common stock in June 2004 and 2007, royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®. Our existing cash, cash equivalents and marketable securities, together with interest income will be sufficient to meet our cash needs for at least one year.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands).  This table excludes amounts already recorded on our condensed balance sheet as current liabilities at June 30, 2007.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating Leases	$ 2,019	$ 524	$ 1,089	$ 406	$ -

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Since December 31, 2006, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures:  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls:  During the three months ended June 30, 2007, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1A.                      Risk Factors

There have been no material changes to the risk factors set forth in the "RISK FACTORS" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.                      Submission of Matters to a Vote of Security Holders

The company’s annual shareholders’ meeting was held on May 23, 2007, at which the following proposals were approved.

Proposal I:                      Election of the following directors:

	Votes For	Votes Withheld
Paul Goddard	21,611,641	2,334,592
Chairman of the Board
Michael O'Connell	21,440,808	2,505,425
Peter Riepenhausen	21,375,611	2,570,622
Toby Rosenblatt	21,475,839	2,470,394
Arthur Taylor	21,597,436	2,348,797
Gregory Turnbull	21,512,444	2,433,789
Robert Zerbe	21,611,441	2,334,792

Proposal II:                      To approve an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock.

Votes For	Votes Against	Abstain	Votes Withheld
21,724,950	2,171,069	50,214	-

Proposal III:                                To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

Votes For	Votes Against	Abstain	Votes Withheld
21,879,622	146,587	1,920,024	-

Proposal IV:                                To consider and vote upon an adjournment of the Annual Meeting, if necessary, to solicit additional proxies, if there are not sufficient votes in favor of Proposal No. 2.

Votes For	Votes Against	Abstain	Non Votes
22,188,906	1,705,893	50,394	1,040

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

A.P. PHARMA, INC.

Date: August 13, 2007	/S/ Gregory Turnbull
Gregory Turnbull
President and Chief Executive Officer

Date: August 13, 2007	/S/ Michael O’Connell
Michael O’Connell
Chief Operating Officer and Chief Financial Officer