Form 10-Q
period 2007-09-30
AP PHARMA INC /DE/
filed 2007-11-14
CIK 818033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes [   ]                                No [X]

At October 31, 2007, the number of outstanding shares of the Company's common stock, par value $.01, was 30,779,798.

Table of Contents

A.P. Pharma, Inc

Part I.                                Financial Information

Item 1:                                Financial Statements:

A.P. Pharma, Inc.
Condensed Balance Sheets
(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$ 37,873	$ 2,333
Marketable securities	1,916	13,189
Accounts receivable	125	75
Prepaid expenses and other current assets	853	609
Total current assets	40,767	16,206

Property and equipment, net	794	958
Other long-term assets	75	87
Total assets	$ 41,636	$ 17,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 500	$ 772
Accrued expenses	2,992	3,085
Accrued disposition costs	66	335
Total current liabilities	3,558	4,192
Deferred revenue	1,000	1,000
Total liabilities	4,558	5,192

Stockholders' equity:
Common stock	137,325	99,835
Accumulated deficit	(100,226)	(87,763)
Accumulated other comprehensive loss	(21)	(13)
Total stockholders' equity	37,078	12,059
Total liabilities and stockholders' equity	$ 41,636	$ 17,251

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Contract revenue	$ 121	$ -	$ 280	$ -

Operating expenses:
Research and development	4,595	3,118	13,344	10,443
General and administrative	762	830	2,753	2,695
Total operating expenses	5,357	3,948	16,097	13,138

Operating loss	(5,236)	(3,948)	(15,817)	(13,138)

Interest income, net	561	244	865	786
Gain on sale of interest in royalties	-	-	2,500	23,429
Other income (expense), net	(3)	(49)	1	(53)
Income (loss) from continuing operations	(4,678)	(3,753)	(12,451)	11,024
Income (loss) from discontinued operations	1	(64)	33	(92)
Income (loss) before income taxes	(4,677)	(3,817)	(12,418)	10,932
Tax provision	(8)	-	(44)	-
Net income (loss)	$ (4,685)	$ (3,817)	$ (12,462)	$ 10,932

Basic income (loss) per share:
Income (loss) from continuing operations	$ (0.15)	$ (0.59)	$ (.80)	$ 1.75
Net income (loss)	$ (0.15)	$ (0.60)	$ (.80)	$ 1.73

Diluted income (loss) per share:
Income (loss) from continuing operations	$ (0.15)	$ (0.59)	$ (.80)	$ 1.73
Net income (loss)	$ (0.15)	$ (0.60)	$ (.80)	$ 1.72

Weighted average common shares
Outstanding-basic	30,736	6,319	15,553	6,312

Weighted average common shares
Outstanding-diluted	30,736	6,319	15,553	6,359

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ (12,462)	$ 10,932
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	(33)	92
Loss on sale of marketable securities	-	1
Depreciation and amortization	271	299
Stock-based compensation expense	253	357
Amortization of discount and accretion of premium
on marketable securities	(70)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(104)	1,388
Prepaid expenses and other current assets	(244)	(423)
Other long-term assets	17	56
Accounts payable	(272)	(257)
Accrued expenses	(93)	(117)
Net cash provided by (used in) continuing operating activities	(12,737)	12,306

Net cash used in discontinued operations	(186)	(11)

Cash flows from investing activities:
Purchases of property and equipment	(108)	(88)
Purchases of marketable securities	-	(14,701)
Maturities of marketable securities	4,875	1,800
Sales of marketable securities	6,460	3,628
Net cash provided by (used in) investing activities	11,227	(9,361)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance cost	37,198	-
Proceeds from the exercise of stock options	-	11
Proceeds from issuance of shares under
Employee Stock Purchase Plan	38	34
Net cash provided by financing activities	37,236	45

Net increase in cash and cash equivalents	35,540	2,979
Cash and cash equivalents, beginning of the period	2,333	790
Cash and cash equivalents, end of the period	$ 37,873	$ 3,769

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Notes to Condensed Financial Statements
September 30, 2007 and 2006 (unaudited)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.  The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.  These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (our “2006 10-K”).

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

Royalties
Royalties from licensees are based on third-party sales of licensed products or technologies and recorded as earned in accordance with contract terms when third-party results can be reliably determined and collectability is reasonably assured.

Generally, contractually required minimum royalties are recorded ratably throughout the contractual period.  Royalties in excess of minimum royalties are recognized as earned when the related product is shipped to the end customer by our licensees based on information provided to us by our licensees.  No such royalties were recorded in any period presented.

License Fees
Licensing agreements generally provide for periodic minimum payments, royalties, and/or non-refundable license fees.  These licensing agreements typically require a non-refundable license fee and allow partners to sell our proprietary products in a defined field or territory for a defined period.  License agreements provide for the Company to earn future revenue through royalty payments.  These non-refundable license fees are initially reported as deferred revenue and recognized as revenue over the estimated life of the product to which they relate as we have continuing involvement with licensees until the related product is discontinued or the related patents expire, whichever is earlier.  Revenue recognized from deferred license fees is classified as license fees in the accompanying statements of operations.  License fees received in connection with arrangements where we have no continuing involvement are recognized as license fees when the amounts are received or when collectability is reasonably assured, whichever is earlier.  No such fees were recorded in any period presented.

A milestone payment is a payment made by a third party or corporate partner to us upon the achievement of a predetermined milestone as defined in a legally binding contract.  Milestone payments relating to licensing agreements are recognized as license fees when the milestone event has occurred and we have completed all milestone related services such that the milestone payment is currently due and is non-refundable.  No milestone payment relating to licensing agreements was recorded in any period presented.

Contract Revenue
Contract revenue relates to research and development arrangements that generally provide for the Company to invoice research and development fees based on full-time equivalent hours for each project. Revenue from these arrangements are recognized as the related development services are rendered.  This revenue approximates the costs incurred.  For the three and nine months ended September 30, 2007, we recorded contract revenue of $121,000 and $280,000 respectively.  There were no contract revenue recorded for the three and nine months ended September 30, 2006.

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

Cash Equivalents and Short-term Investments

We consider all short-term investments in debt securities which have original maturities of less than three months at date of purchase to be cash equivalents.  Investments which have original maturities of three months or longer are classified as marketable securities in the accompanying condensed balance sheets.  Marketable securities are classified as available for sale at the time of purchase and carried at fair value.  Unrealized gains or losses, if any, are recorded as other comprehensive income or loss in stockholders’ equity.  Our marketable securities at September 30, 2007 include certain debt securities with remaining maturities of less than 6 months.

We invest excess cash in a variety of high grade short-term, interest-bearing securities.  The fair value of these investments approximate their cost at September 30, 2007.

Segment and Geographic Information

Our operations are confined to a single business segment, the design and commercialization of polymer technologies for pharmaceutical and other applications.  Substantially all of our revenue have been derived from domestic customers.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R).  Under SFAS 123R we measure and recognize compensation expense for all employee and non-employee share-based payments at fair value over the service period underlying the arrangement.  The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Employee Stock Options
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	240%	240%	240%	240%
Risk-free interest rate	4.1%	5.0%	4.6%	4.8%
Expected life (years)	6.25	6.25	6.25	6.25
Forfeiture	38.1%	4.2%	14.9%	3.5%

Employee Stock Purchase Plan
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	67%	71%	72%	83%
Risk-free interest rate	4.8%	5.0%	4.8%	4.4%
Expected life (years)	1.25	1.25	1.25	1.25

The following table shows the stock-based compensation expense (credit) for all awards (in thousands except per share amount):

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Operating expenses:
Research and development	$(31)	$31	$73	$110
General and administrative	8	61	180	247
Total stock-based compensation expense (credit)	$(23)	$92	$253	$357
Impact on basic and diluted net income (loss) per common share	*	$(0.01)	$(0.02)	$(0.06)

* Impact on basic and diluted net loss per common share was less than $0.01 per share.

There was no capitalized stock-based employee compensation cost as of September 30, 2007. Since the Company had cumulative net losses as of September 30, 2007, there was no recognized tax benefit associated with stock-based compensation expense.

During the three months ended September 30, 2007 we granted 5,000 options to one employee to purchase our common stock.  The following table summarizes option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	547,305	$ 10.68
Granted	46,250	$ 5.12
Expired and Forfeited	(3,356)	$ 6.68
Outstanding at March 31, 2007	590,199	$ 10.28	5.79	$ 5,133

Granted	12,500	$ 3.00
Expired and Forfeited	(60,610)	$ 16.06
Outstanding at June 30, 2007	542,089	$ 9.26	5.85	$ -

Granted	5,000	$ 2.10
Expired and Forfeited	(24,961)	$ 16.09
Outstanding at September 30, 2007	522,128	$ 8.96	5.71	$ -

Options exercisable at September 30, 2007	401,685	$ 10.12	4.74	$ -

As of September 30, 2007 there was approximately $340,000 of total unrecognized compensation expense for all awards.  This expense is expected to be recognized over a weighted-average period of 2.47 years.

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

On June 27, 2007, the EITF 07-3“Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities,” was ratified which requires companies to defer and capitalize prepaid nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. As required by EITF 07-3, companies should report the effects of applying the consensus prospectively for new contracts entered into on or after the effective date of this issue.

(2)  INCOME (LOSS) PER SHARE INFORMATION

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Because the Company is in a net loss position for the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007, diluted loss per share is also calculated using the weighted average number of common shares outstanding excluding the effect of potentially dilutive securities because they are antidilutive.  Such potentially dilutive securities at September 30, 2007 include outstanding stock options for 522,128 common shares and unearned restricted stock awards for 33,750 common shares.  For the nine months ended September 30, 2006, diluted earnings per share is calculated using the weighted average number of common shares outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 (in thousands):

Numerator:
Net income	$ 10,932

Denominator:
Weighted average shares outstanding used to compute
Basic earnings per share	6,312
Effect of dilutive stock options and restricted stock awards	47
Weighted average shares outstanding and dilutive
securities used to compute diluted earnings per share	6,359

(3)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 consists of the following (in thousands):
	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$ (4,685)	$ (3,817)	$ (12,462)	$ 10,932
Unrealized gains (losses) on available-for-sale
marketable securities	(20)	33	(8)	(9)
Comprehensive income (loss)	$ (4,705)	$ (3,784)	$ (12,470)	$ 10,923

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any related interest expense recognized for the period ended September 30, 2007.

(5)  STOCKHOLDERS’ EQUITY

On May 25, 2007, we effected a one-for-four reverse stock split based on our stockholders’ approval of such action at the annual stockholder meeting held on May 23, 2007. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split.

On June 19, 2007, we sold 24,393,939 shares of common stock at a price of $1.65 per share, for net proceeds of approximately $37.2 million after deducting placement agent fees and costs associated with the offering. The shares were offered under our registration statement on Form S-1, as amended (Registration No. ###-##-####).

During the nine months ended September 30, 2007, 11,254 shares of common stock were issued to employees under the employee stock purchase plan and 15,000 shares of restricted common stock were awarded to directors.

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

Income (loss) from discontinued operations represents the income (loss) attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and changes in estimates for our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$ 1	$ 16	$ 18	$ 38

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	-	(80)	15	(130)

Total income (loss) from discontinued operations	$ 1	$ (64)	$ 33	$ (92)

Impact on basic and diluted income (loss) per share	*	$ 0.01	*	$ 0.01

* Impact on basic and diluted loss per common share from discontinued operations was less than $0.01 per share.

Liabilities related to the discontinued operations at September 30, 2007 in the amount of $66,000 include severance costs and accruals for gross profit guarantees.  These liabilities are reported as accrued disposition costs in the accompanying condensed balance sheets.

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

Cash used in discontinued operations primarily relates to royalty payments received from GFS Chemicals for the sale of certain products offset by a payment of $252,000 relating to the Gross Profit Guaranty.

Below is a summary of activity for liabilities related to the discontinued operations for the nine months ended September 30, 2007 (in thousands):

Accrual at December 31, 2006	$ 335
Adjustment for gross profit guaranty accrual	(14)
Payment for gross profit guaranty	(252)
Payment under severance agreement	(3)
Accrual at September 30, 2007	$ 66

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

Critical Accounting Policies and Estimates

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2007 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations for the Three and Nine months Ended September 30, 2007 and 2006 (in thousands unless otherwise indicated)

Contract revenue, which is derived from work performed under collaborative research and development arrangements, increased $121 and $280 in the three and nine months ended September 30, 2007, respectively.  The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators.  Therefore, we cannot predict the amount of contract revenue in future periods.

Our revenue has been derived principally from contract revenue.  In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007 which were recorded as gain on sale of interest in royalties. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain. As a result of this transaction, there were no royalties for the third quarter of 2007 and 2006.  We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Research and development expense for the three months ended September 30, 2007 increased by $1,477 from $3,118 for the three months ended September 30, 2006 to $4,595 due mainly to increased expenditures on our Phase 3 study for APF530, our product candidate for the prevention of chemotherapy-induced nausea and vomiting. Research and development expense for the nine months ended September 30, 2007 increased by $2,901 from $10,443 for the nine months ended September 30, 2006  to $13,344 due mainly to increased expenditures on our Phase 3 study for APF530. We expect research and development expense to increase in the last quarter of 2007 reflecting the increased number of patients enrolled in our Phase 3 study for APF530 together with the costs associated with the renewed development and clinical programs for other product candidates.

General and administrative expense decreased for the three months ended September 30, 2007 by $68 from $830 for the three months ended September 30, 2006 to $762 due primarily to decreased outside consultant fees.  General and administrative expense for the nine months ended September 30, 2007 increased by $58 from $2,695 for the nine months ended September 30, 2006 to $2,753 due mainly to increased legal fees. We expect general and administrative expense in the last quarter of 2007 to remain relatively constant with the first three quarters of the year.

We expect our non-cash operating expenses for employee share-based compensation for the last quarter of 2007 to remain relatively constant with the first three quarters of the year.

Net interest income increased for the three months ended September 30, 2007 by $317 to $561 from $244 for the three months ended September 30, 2006 and increased for the nine months ended September 30, 2007 by $79 to $865 from $786 for the nine months ended September 30, 2006 due to higher average balance of cash, cash equivalents and marketable securities.

Income/loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000.  Net income from discontinued operations totaled $1 for the three months ended September 30, 2007, compared with a net loss of $64 in the three months ended September 30, 2006. For the nine months ended September 30, 2007, net income from discontinued operations totaled $33 compared with a net loss of $92 in the nine months ended September 30, 2006.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities increased by $25 million to $40 million at September 30, 2007 from $15 million at December 31, 2006 due primarily to the sale of 24,393,939 shares of common stock in an underwritten public offering in June 2007 at a price of $1.65 per share for net proceeds of approximately $37.2 million less the cash used in continuing operating activities since that date.

Net cash used in continuing operating activities for the nine months ended September 30, 2007 was $12 million, compared to net cash of $12 million provided by continuing operating activities for the nine months ended September 30, 2006.  The decrease in net cash provided by operating activities from 2006 to 2007 was mainly due to the one-time payment from the sale of our interest in royalties in January 2006.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $11 million, compared to net cash of $9 million used in investing activities for the nine months ended September 30, 2006. The decrease in the cash used in investing activities was primarily due to the purchases of $15 million of marketable securities in the nine months ended September 30, 2006.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands).  This table excludes amounts already recorded on our condensed balance sheet as current liabilities at September 30, 2007.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating Leases	$ 1,907	$ 545	$ 1,096	$ 266	$ -

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Since December 31, 2006, there have been no material changes in the Company's market risk exposure.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures:  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls:  During the three months ended September 30, 2007, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1A.                      Risk Factors

There have been no material changes to the risk factors set forth in the "RISK FACTORS" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 5.  Other Matters

In March 2005 we entered into an amended and restated retention and non-competition agreement with Mr. O’Connell and a change of control agreement with Dr. Barr. Mr. O’Connell’s agreement was amended twice in 2007, most recently in August 2007, without affecting any of its economic provisions, to conform with the newly-promulgated technical provisions of the Treasury Regulations under Section 409A of the Internal Revenue Code. Dr. Barr’s agreement was amended on November 8, 2007 to become a management retention agreement. This amended agreement provides that if Dr. Barr’s employment is terminated by us without good cause or by him for good reason, as such terms are defined in his agreement, he shall receive his annual base salary in effect on the date of termination, the average of any bonus paid during each of the three 12-month periods prior to termination, and the continued vesting of his unvested stock options, all for a 12-month period following such termination, and the lapse of all remaining forfeiture and transfer restrictions on restricted stock previously granted to him. Such salary and bonus payments shall be paid in twelve equal monthly increments. In addition, upon a change of control, all of his unvested stock options shall immediately vest, and all restrictions on his restricted stock shall lapse.

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

Exhibit 10.14* Amended & Restated Retention and Non-Competition Agreement with Michael O’Connell effective August 23, 2007.

Exhibit 10.15* Management Retention Agreement with Dr. John Barr effective November 8, 2007.

Exhibit 10.16* Amendments to Advanced Polymer Systems, Inc. Non-Qualified Stock Option Plan
___________

*           Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: November 13, 2007	/S/ Gregory Turnbull
Gregory Turnbull
President and Chief Executive Officer

Date: November 13, 2007	/S/ Michael O’Connell
Michael O’Connell
Chief Operating Officer and Chief Financial Officer