Form 10-K
period 2007-12-31
AP PHARMA INC /DE/
filed 2008-03-31
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL & TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes [    ]    No [  x ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [    ]    No [  x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  x ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  x ]

Large accelerated filer [    ]            Accelerated filer [    ]            Non-accelerated filer [    ]            Smaller reporting company [  x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [  x ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007, was $31,644,208(1) based upon the closing sale price on the NASDAQ Global Market reported for such date.

As of February 29, 2008, 30,809,654 shares of registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part
Definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders.	III

(1)

Excludes 16,330,388 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at June 30, 2007. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

Company Overview

In this Annual Report on Form 10-K, the “Company”, “A.P. Pharma”, “we”, “us”, and “our”, refer to A.P. Pharma, Inc.

We are a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions. Our lead product candidate, APF530, is currently in a pivotal Phase III clinical trial for the prevention of acute and delayed onset chemotherapy-induced nausea and vomiting, or CINV. We expect to complete enrollment of our pivotal Phase III clinical trial in the second quarter of 2008 and to announce results of that trial in the third quarter of 2008. We expect to file our new drug application, or NDA, for approval of APF530 in the fourth quarter of 2008.

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

Our lead product candidate, which utilizes our proprietary Biochronomer technology, is APF530. APF530 is designed to prevent CINV for at least five days and contains granisetron, a drug approved for the prevention of CINV. In September 2005, we completed a Phase II clinical trial of APF530 that achieved all of its primary and secondary endpoints. In May 2006, we initiated our pivotal Phase III clinical trial of AFP530. We believe that this clinical trial will lead to regulatory approval of APF530 for the prevention of acute and delayed onset CINV for patients undergoing both moderately and highly emetogenic chemotherapy.

In addition to our lead drug candidate, we have a pipeline of other product candidates that use our Biochronomer technology. One of these, APF112, incorporates the well-known local anesthetic, mepivacaine. It is designed to provide up to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs, or opiates, which are used extensively in post-surgical

3  •  A. P. PHARMA  •  2007 ANNUAL REPORT

pain management. Post-surgical pain can be treated with local anesthetics, but the usefulness of these is currently limited by the short duration of their effectiveness. We plan to initiate a Phase IIb clinical trial for APF112 in the second quarter of 2008.

We have several additional product candidates using our Biochronomer technology in early stages of development. For example, we plan to initiate a Phase I clinical trial of APF580 in the second quarter of 2008 for the controlled delivery of an opiate for pain relief.

We were founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc. AMCO changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in Delaware in 1987. We changed our name to A.P. Pharma, Inc. in May 2001 to reflect our new pharmaceutical focus. Our principal executive offices are located at 123 Saginaw Drive, Redwood City, California 94063. Our telephone number is (650) 366-2626. Our website is located at www.appharma.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Our Lead Product Candidate—APF530

CINV Background

Prevention and control of nausea and vomiting, or emesis, are paramount in the treatment of cancer patients. The majority of patients receiving chemotherapy will experience some degree of emesis if not prevented with an antiemetic. Chemotherapy treatments can be classified as moderately emetogenic, meaning that 30 – 90% of patients experience CINV, or highly emetogenic, meaning that over 90% of patients experience CINV, if not prevented with an antiemetic. Acute onset CINV occurs within the first 24 hours following chemotherapy treatment. Delayed onset CINV occurs more than 24 hours after treatment and may persist for several days. Prevention of CINV is significant because the distress caused by CINV can severely disrupt patient quality of life and can lead some patients to discontinue chemotherapy. The unmet need is greatest with patients receiving highly emetogenic chemotherapy, particularly delayed onset CINV.

Current Therapy and Market Opportunity

Vomiting is a protective reflex against ingestion of potentially harmful substances, including some chemotherapeutic agents. These chemotherapeutic agents activate or destroy cells in the lining of the gut, releasing a neurotransmitter called serotonin. When serotonin binds to the 5-HT3 (5-hydroxytryptamine type 3) receptors, the patient experiences nausea and vomiting. By blocking the 5-HT3 receptors, granisetron and the other 5-HT3 antagonists prevent serotonin from binding to the 5-HT3 receptors, thereby inhibiting the vomiting reflex. Physicians may combine these 5-HT3 antagonists with other agents, such as corticosteroids, to better prevent CINV.

Despite evidence that delayed onset CINV affects as many as 50 – 70% of patients, and that more patients experience delayed onset CINV than acute onset CINV, oncology nurses and physicians are likely to underestimate the magnitude of these problems in the patients for whom they care. According to the results of a multi-national study published in Cancer (April 2004), the discrepancy between the perceived incidence and the actual incidence may, in part, be due to the fact that patients often do not report the side effects they experience at home. In this prospective study, 60% of patients receiving highly emetogenic chemotherapy, who also received antiemetics, still had delayed onset CINV.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  4

Current treatment options for CINV include 5-HT3 antagonists such as palonosetron (Aloxi), ondansetron (Zofran), dolasetron (Anzemet), and granisetron (Kytril), as well as aprepitant (Emend), an NK1 (neurokinin-1) antagonist, which is always used in combination with a 5-HT3 antagonist. As shown in the table below, all of the 5-HT3 antagonists are approved for the prevention of acute onset CINV in patients receiving either moderately or highly emetogenic chemotherapy. Only Aloxi is approved for the prevention of delayed onset CINV in patients receiving moderately emetogenic chemotherapy. No 5-HT3 antagonist is approved for the prevention of delayed onset CINV in patients receiving highly emetogenic chemotherapy. Aloxi sales were approximately $251 million in 2006 and $162 million for the first nine months of 2007. We believe the total addressable U. S. market approaches $1 billion for use of 5-HT3 antagonists in the prevention of CINV.

Chemotherapy Regimen	Approved 5-HT3 Antagonists for Acute Onset CINV	Approved 5-HT3 Antagonists for Delayed Onset CINV
Moderately Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Dolasetron (Anzemet) Palonosetron (Aloxi)	Palonosetron (Aloxi)
Highly Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Dolasetron (Anzemet) Palonosetron (Aloxi)	NONE

Our Solution—APF530

Our lead product, APF530, is being developed for the prevention of both acute and delayed onset CINV in patients receiving either moderately or highly emetogenic chemotherapy. APF530 is delivered by a single subcutaneous injection and contains the 5-HT3 antagonist, granisetron. Granisetron injections and oral tablets are approved for the prevention of acute onset CINV, but not delayed onset CINV. We selected granisetron because it is a potent drug and the applicable granisetron patent expired in the United States on December 29, 2007.

Granisetron and other 5-HT3 antagonists, as a class, have become the most common antiemetic agents in chemotherapy. However, no 5-HT3 antagonist formulation is currently approved for the prevention of both acute and delayed onset CINV for both moderately and highly emetogenic chemotherapy. We believe that if APF530 demonstrates that we can deliver therapeutic levels of granisetron over an extended period of time to prevent both acute and delayed onset CINV for both moderately and highly emetogenic chemotherapy, we will have a unique product with significant commercial potential. Physicians will have the opportunity to provide patients with the broadest efficacious treatment for CINV with a single injection.

Phase II Clinical Trial Results

In September 2005, we completed a Phase II clinical trial for APF530. We evaluated the safety, tolerability and pharmacokinetics of APF530 in cancer patients. In addition, efficacy endpoints were evaluated relating to emetic events and the use of additional medication for CINV. The clinical trial demonstrated that APF530 was well tolerated: there were no serious adverse events attributed to APF530; less than 10% of participating patients had injection site reactions, all of which were mild. As

5  •  A. P. PHARMA  •  2007 ANNUAL REPORT

shown in the graph below, the pharmacokinetic evaluation in all three dose groups (250, 500 and 750 mg injection doses corresponding to 5, 10 and 15 mg of granisetron, respectively) demonstrated that the target plasma levels of granisetron were substantially achieved. The target plasma levels were based on oral doses of granisetron shown to have exhibited efficacy for acute onset CINV.

Analysis of the efficacy data from our open-label Phase II trial in which patient groups received either moderately or highly emetogenic chemotherapy was based on complete responders. “Complete response” is defined as an absence of vomiting and no use of additional medication for CINV during the observation period.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  6

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

7  •  A. P. PHARMA  •  2007 ANNUAL REPORT

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

Our pivotal Phase III clinical trial, initiated in May 2006, is a multicenter, randomized, observer-blind, actively-controlled, double-dummy, parallel group study that will compare the efficacy of APF530 with Aloxi. During 2006 and the first half of 2007, all patient enrollments were within the U.S.; beginning in the second half of 2007, enrollments were broadened to include sites in India and Poland. The trial will include approximately 1,350 patients, stratified in two groups, one receiving moderately and the other receiving highly emetogenic chemotherapeutic agents. In each group, the patients are randomized to receive in the first chemotherapy treatment cycle either APF530 high dose (10 mg), APF530 low dose (5 mg) or the currently approved dose of Aloxi. In subsequent treatment cycles (up to three additional cycles), the patients are re-randomized to either of the two APF530 doses. The diagram below provides further graphical representation of how patients are randomized in our clinical trial.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  8

We expect to complete enrollment of our pivotal Phase III clinical trial in the second quarter of 2008 and to announce results of that trial in the third quarter of 2008. We expect to submit our NDA for approval of APF530 in the fourth quarter of 2008.

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

APF112

APF112 utilizes our Biochronomer delivery technology to target post-surgical pain relief. The product is designed to provide up to 36 hours of localized pain relief by delivering mepivacaine directly to the surgical site. Mepivacaine is a well-known, short- acting local anesthetic with an excellent safety profile. APF112 is designed to prolong the anesthetic effect of mepivacaine and thus to minimize or eliminate the use of opiates. Opiates are currently used in the majority of surgical procedures as a means of managing post-operative pain, and while they are powerful and useful drugs, they may have side effects such as addiction, nausea, disorientation, sedation, constipation, vomiting, urinary retention and, in some situations, life-threatening respiratory depression. If efficacy in treating post-surgical pain can be demonstrated, we believe that there will be substantial potential for this product, as there are approximately 20 million surgical procedures performed annually in the United States for which the product could potentially be utilized.

During 2004, our Phase II clinical trial was conducted in surgeries for inguinal hernia repair, which is considered a moderately to severely painful procedure. The results indicated excellent safety and tolerability. The pharmacokinetics of APF112 showed sustained release of mepivacaine systemically over a period of three days (72 hours). No significant difference was shown between the two doses of APF112 and the standard of care (bupivacaine) in terms of pain scores and the amount of additional

9  •  A. P. PHARMA  •  2007 ANNUAL REPORT

pain medication used. Mean Visual Analog Scale, pain scores, or VAS scores, in the standard of care group (bupivacaine) were significantly lower in this study when compared with other previously published studies in similar hernia trials. Based on published data, VAS scores for the standard of care in similar inguinal hernia studies ranged from 4.5 to 6.7, whereas in this study the mean score for the bupivacaine arm was 2.9 within the first 24 hours post surgery. We believe that we can demonstrate that APF112 is effective in controlling post surgical pain, however, we were unable to demonstrate this due to the unexpectedly low levels of pain displayed by the control group in this trial. We intend to complete additional preclinical work in 2008 with a revised protocol, followed by initiation of a Phase IIb clinical trial in the second quarter of 2008. Assuming successful completion of our Phase IIb clinical trial, we plan to explore corporate partnering opportunities to continue the development of APF112.

APF580

APF580 will incorporate an opiate into our Biochronomer technology and is designed to provide analgesia lasting at least seven days by a single injection. It is targeted for situations where the intensity and duration of pain require use of an opiate rather than a local anesthetic. APF580 may find use in acute and chronic pain settings, improve patient compliance and reduce the risk of drug abuse. Our initial animal pharmacokinetic studies completed in 2006 present a promising profile, supporting future product development for post-surgical (inpatient) and chronic pain applications (cancer pain). We plan to supplement our animal studies with additional preclinical data from an ongoing research and development agreement with a major animal health company, which is evaluating the same product for use in cats and dogs. We plan to initiate a Phase I clinical trial of APF580 in the second quarter of 2008.

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

APF505

APF505 is an extension of the concept outlined in APF328. This Biochronomer formulation has the potential to deliver meloxicam within the knee joint for up to six weeks and may be appropriate to treat the inflammation and pain associated with osteoarthritis, a common form of arthritis that occurs in nearly 70% of the U.S. population over the age of 65. For both APF328 and APF505, our objective is to deliver the drug to the site of action, thereby avoiding the side effects associated with oral treatment, namely gastrointestinal disturbances.

Our Technology Platform

We have made significant investments in the development of our bioerodible drug delivery technologies, which have created tangible results. Specifically, we have developed a broad family of polymers with unique attributes, known collectively as poly(ortho esters), under the trade name Biochronomer. This technology has been specifically designed for use in drug delivery

A. P. PHARMA  •  2007 ANNUAL REPORT  •  10

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

11  •  A. P. PHARMA  •  2006 ANNUAL REPORT

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

Expand product pipeline. We plan to expand our product pipeline by leveraging our existing technology. We intend to develop new products based on our Biochronomer polymer-based drug delivery technology. Our research has indicated that our Biochronomer technology has potential applications across a range of therapeutic areas including prevention of nausea, pain management, control of inflammation and treatment of ophthalmic diseases. With further work on our technology platforms, we may be able to develop products that deliver proteins, peptides, sRNA (soluble RNA) and RNAi (RNA interference).

Minimize product development risk and time-to-market. We are applying our proprietary drug delivery technologies to improve the effectiveness of approved pharmaceutical products. By using our technologies to administer drugs for which clinical efficacy and safety data are available, we will reduce the cost and development risk inherent in traditional pharmaceutical product development.

Maximize the value of our lead product, APF530. We believe that establishing a partnership with an established pharmaceutical company for the commercialization of APF530 will maximize the value of APF530 for our shareholders. We expect to secure significant upfront license fees, followed by milestone payments and royalties. We also plan to evaluate separate commercial partnerships for the United States and the rest of world.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  12

We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, or APIs, and finished products in accordance with current good manufacturing practice, or cGMP, and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

With regard to our lead product candidate, APF530, we currently use Sigma Aldrich Corporation as our primary raw materials and polymer supplier. We currently source granisetron from one supplier and know of at least three other capable suppliers. We currently ship all of our formulation components directly to our contract manufacturer, Hyaluron, Inc. We continue to evaluate potential suppliers and manufacturers.

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

•  During the Phase III trial and the period preceding filing an NDA we will continue to seek additional domestic and international partners.

Patents and Trade Secrets

As part of our strategy to protect our current products and to provide a foundation for future products, we have filed a number of United States patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. In addition to obtaining patents in a number of foreign countries, we have also filed the United States and foreign patent applications on our polymer technology with the Patent Cooperation Treaty (PCT), the European Patent Office, Australia, Canada, China, Hong Kong, Japan, South Korea, Singapore and Taiwan. We have a total of 21 issued United States patents and an additional 64 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and November 2022.

13  •  A. P. PHARMA  •  2006 ANNUAL REPORT

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

Competition

There are several companies that are developing new formulations of existing drugs using novel drug delivery technologies. Many of these companies have substantially greater financial, research and development, manufacturing, sales and marketing and distribution resources and experience than we do. The following are our major competitors:

•  Alkermes, Inc.

•  Depomed, Inc.

•  Durect Corporation

•  ProStrakan Group PLC

•  SkyePharma PLC

Additionally, APF530 is expected to face competition from Eisai/MGI Pharma’s Aloxi (palonosetron), Roche’s Kytril (granisetron), GlaxoSmithKline’s Zofran (ondansetron), and Aventis’ Anzemet (dolasetron), as well as Hana Biosciences’ Zensana (oral ondansetron), including generic versions of certain of these products. We are also aware of several companies which have developed or are developing both generic and new formulations of granisetron, including transdermal formulations. APF112 is expected to face competition from Durect Corporation’s Posidur (injectable controlled release bupivacaine) and SkyePharma PLC’s recently divested DepoBupivacaine (injectable controlled release bupivacaine).

Government Regulation and Product Approvals

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  14

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

15  •  A. P. PHARMA  •  2006 ANNUAL REPORT

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the drug candidate into human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, pivotal Phase III trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA, the IRB (or their foreign equivalents) or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  16

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

17  •  A. P. PHARMA  •  2007 ANNUAL REPORT

The FDA provides that reviews and/or approvals of applications submitted under Section 505(b)(2) will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review a Section 505(b)(2) application from other sponsors. If the listed drug is claimed by patent that the NDA holder has listed with the FDA, the Section 505(b)(2) applicant must submit a patent certification. If the 505(b)(2) applicant certifies that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the Section 505(b)(2), and the 505(b)(2) applicant is sued within 45 days of its notice to the entity that holds the approval for the listed drug and the patent holder, the FDA will not approve the Section 505(b)(2) application until the earlier of a court decision favorable to the Section 505(b)(2) applicant or the expiration of 30 months. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  18

Employees

As of February 29, 2008, we had 44 full-time employees, six of whom hold Ph.D. degrees. There were 37 employees engaged in research and development and quality control, and seven working in finance, business development, human resources and administration.

We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

19  •  A. P. PHARMA  •  2007 ANNUAL REPORT

ITEM 1A. RISK FACTORS

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

We have incurred recurring losses and had an accumulated deficit of $107.9 million as of December 31, 2007. We expect to continue to generate substantial losses over at least the next several years as we:

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

Additional capital will be needed to enable us to implement our business plan. Raising such capital may have to be accomplished on unfavorable terms, possibly causing dilution to our existing stockholders

We will require additional capital resources in order to conduct our operations and develop our products. We may not be able to obtain required funding on favorable terms and required funding may cause dilution to our existing stockholders. The timing and degree of any future capital requirements will depend on many factors, including:

•  the number of product development programs we pursue and the pace of each program;

•  the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•  the time and costs involved in seeking regulatory approvals;

•  scientific progress in our research and development programs;

•  the magnitude and scope of our research and development programs;

A. P. PHARMA  •  2007 ANNUAL REPORT  •  20

•  our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing; and

•  market conditions and other factors.

We intend to acquire additional funding through strategic collaborations, in the form of license fees, research and development fees and milestone payments, and/or possibly through sales of our common stock or other company securities. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment and it may adversely affect the market price of our common stock. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which will have a material adverse effect on our business.

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

Although we believe that this clinical trial will lead to regulatory approval of APF530 for the prevention of acute and delayed onset CINV for patients undergoing both moderately and highly emetogenic, or vomit-inducing, chemotherapy, the results of initial preclinical testing and clinical trials to date do not necessarily predict the results that we will get from subsequent or more extensive preclinical testing and clinical trials. Clinical trials of APF530 and our other product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. If we cannot adequately demonstrate through the clinical trial process that the product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenue.

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

21  •  A. P. PHARMA  •  2007 ANNUAL REPORT

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  22

Clinical trials are expensive and may not result in commercially viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we are incurring significant expenses in developing APF530, and even if approved, it may not result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors impacting our ability to generate commercially viable products through the conduct of clinical trials include:

•  insufficient funds to continue necessary clinical trials;

•  inability to find partners;

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

23  •  A. P. PHARMA  •  2007 ANNUAL REPORT

•  obtaining institutional review board approval to conduct a study at a prospective site; and

•  recruiting patients to participate in a study.

We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our product candidates.

We are using clinical research organizations in the U.S., India and Poland to oversee our ongoing clinical trial of APF530 and we expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services; however, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Different cultural and operational issues in India or Poland could cause delays or unexpected problems with the patient enrollments or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs or problems with the quality of data derived from various clinical sites, the prospects for approval of APF530 in general and on a timely basis could decrease.

We have yet to demonstrate the full commercial viability of our technology, and we cannot be certain that attainment of such a goal can be accomplished.

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

We had significant changes in management in the past two years. On October 9, 2006, Michael O’Connell, our President and Chief Executive Officer (CEO) began a temporary leave of absence for medical reasons. Effective that same date, Gregory Turnbull, formerly an independent director of the Company, began to serve as President and Chief Executive Officer. Effective September 27, 2006, Stephen Whiteford was appointed the Company’s Vice President, Finance and Chief Financial Officer to replace our former Chief Financial Officer who left the Company on September 12, 2006 to pursue another opportunity. In May 2007, Mr. Whiteford left the Company when Mr. O’Connell returned to active employment as our Chief Operating Officer and

A. P. PHARMA  •  2007 ANNUAL REPORT  •  24

Chief Financial Officer. In December 2007, we announced a CEO succession plan, wherein we were initiating recruitment via an executive recruitment firm of a permanent CEO to take over that position from Mr. Turnbull, who will continue in that role until such a successor is successfully engaged. Then in January 2008, Mr. O’Connell resigned, and Mr. Turnbull assumed the added responsibilities of Chief Financial Officer in addition to his roles as President and Chief Executive Officer. In March 2008, our Controller left her position for another opportunity and we engaged the services of an experienced financial consultant. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial condition and internal controls over financial reporting.

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

•  market size for these products;

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

25  •  A. P. PHARMA  •  2006 ANNUAL REPORT

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  26

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

We depend on a small number of key management and technical personnel. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. There is a shortage of skilled personnel in our industry, competition is intense for experienced scientists, and an inability to recruit or retain sufficient skilled personnel could result in delays to product development or approval, loss of sales and diversion of management resources.

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

The following are our major competitors:

•  Alkermes, Inc.

•  Depomed, Inc.

•  Durect Corporation

27  •  A. P. PHARMA  •  2007 ANNUAL REPORT

•  ProStrakan Group PLC

•  SkyePharma PLC

Additionally, APF530 is expected to face competition from Eisai/MGI Pharma’s Aloxi, Roche’s Kytril, GlaxoSmithKline’s Zofran, and Aventis’ Anzemet, each of which is currently on the market, as well as Hana Biosciences’ Zensana, or generic versions of certain of these products. We are also aware of several companies which have developed or are developing both generic and new formulations of granisetron, including transdermal formulations. APF112 is expected to face competition from Durect’s Posidur and SkyePharma’s recently divested DepoBupivacaine. Most or all of the products we could develop or commercialize will face competition from different therapeutic agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition potentially includes all of the pharmaceutical and drug delivery companies in the world. To the extent that we develop or market products incorporating drugs that are off-patent, or are being developed by multiple companies, we will face competition from other companies developing and marketing similar products.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  28

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

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our delivery technologies. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

If we or our collaborators cannot arrange for adequate third-party reimbursement for our products, our future revenue will suffer.

In both domestic and foreign markets, sales of our potential products will depend in substantial part on the availability of adequate reimbursement from third-party payors such as government health administration authorities, private health insurers

29  •  A. P. PHARMA  •  2007 ANNUAL REPORT

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

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. We have filed a number of U. S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. In addition to obtaining patents in a number of foreign countries, we have also filed U.S. and foreign patent applications on our polymer technology with the Patent Cooperation Treaty (PCT), the European Patent Office, Australia, Canada, China, Hong Kong, Japan, South Korea, Singapore and Taiwan. We have a total of 21 issued United States patents and an additional 64 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and November 2022. Our existing patents may not cover future products, additional patents may not be issued, and current patents or patents issued in the future may not provide meaningful protection or prove to be of commercial benefit.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications or those that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the U.S. law.

We are party to collaborative agreements. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our

A. P. PHARMA  •  2007 ANNUAL REPORT  •  30

collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenue may decrease. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business.

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

31  •  A. P. PHARMA  •  2007 ANNUAL REPORT

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

We are exposed to risks and increased expenses as a result of laws requiring small business filers to evaluate internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financing reporting in our annual report on Form 10-K for each fiscal year. Section 404 also requires our independent auditors to attest to, and report on, our internal control over financial reporting beginning with the year ending December 31, 2008. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements. However, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  32

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

Risks Related To Our Common Stock

The price of our common stock has been and may continue to be volatile.

Our common stock has historically been volatile, with a trading price ranging from $1.32 to $17.80 over the past five years. The stock markets in general, and the markets for drug delivery and pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•  continuing losses and failure to achieve or maintain profitability;

•  our ability to raise capital;

33  •  A. P. PHARMA  •  2007 ANNUAL REPORT

•  adverse results, lack of success or delays in our clinical trials of our product candidates, including APF530;

•  non-approval of our product candidates, or delays in the FDA review process;

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

•  market conditions relating to our segment of the industry or the securities markets in general;

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

Our common stock is listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide that a company may be delisted if the closing bid price of its stock drops below $1.00 for a period of 30 consecutive business days. There is a 6 month period to cure, if the closing bid price is over $1.00 for 10 consecutive days within 6 months of the initial 30 day period below $1.00. Additionally, issuers must maintain either (i) stockholders’ equity of at least $10 million or (ii) total assets and total revenue of at least $50 million, or total market value of listed securities of at least $50 million. As of the end of the third fiscal quarter of 2005, we failed to meet the $10 million stockholders’ equity requirement, although we regained compliance with that requirement in January 2006. In early 2007 we again failed to meet the $10 million stockholders’ equity requirement, and were so notified by NASDAQ in May, 2007. Following our public offering of common stock in June, 2007, we

A. P. PHARMA  •  2007 ANNUAL REPORT  •  34

regained compliance, which was subsequently confirmed by NASDAQ. Going forward should we again fail to comply with all listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

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

35  •  A. P. PHARMA  •  2007 ANNUAL REPORT

address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California under a lease expiring in 2011. The annual rent expense for the Redwood City facility is approximately $463,000.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  36

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock trade on the NASDAQ Global Market, under the symbol APPA. As of February 29, 2007, there were 310 holders of record of our common stock.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Global Market (formerly the NASDAQ National Market).

2007	High	Low	2006	High	Low
First Quarter	$5.88	$3.84	First Quarter	$9.28	$5.76
Second Quarter	4.80	1.74	Second Quarter	8.76	5.32
Third Quarter	2.78	1.95	Third Quarter	6.48	3.36
Fourth Quarter	2.35	1.35	Fourth Quarter	6.24	4.00

On March 25, 2008, the closing sale price of our common stock was $1.39 per share.

37  •  A. P. PHARMA  •  2006 ANNUAL REPORT

Performance Graph

The rules of the SEC require A.P. Pharma to include in this annual report on form 10K a line graph presentation comparing cumulative five year stockholder returns, on a dividend reinvested basis, with a broad based equity index and a published industry index. The Company selected the S&P 500 Stock Index and Russell 2000 for purposes of the comparison which appears below. The graph assumes that $100 was invested in A.P. Pharma stock and each index on December 31, 2002, with all dividends reinvested. Past stock performance is not necessarily indicative of future results.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
A.P. PHARMA, INC.	100	245	165	153	137	39
S&P 500	100	129	143	150	173	183
RUSSELL 2000	100	147	174	182	216	212

A. P. PHARMA  •  2006 ANNUAL REPORT  •  38

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, included in Item 8 of this Annual Report on Form 10-K.

For the Years Ended December 31,	2007	2006	2005	2004	2003
STATEMENTS OF OPERATIONS DATA
Revenue:
Royalties	$—	$—	$5,247	$4,972	$4,502
Contract revenue	412	—	144	432	346

Total revenue	412	—	5,391	5,404	4,848
Operating Expenses:
Research and development	19,364	15,236	10,299	11,495	8,421
General and administrative	4,681	3,628	3,565	3,225	3,039

Operating loss	(23,633)	(18,864)	(8,473)	(9,316)	(6,612)
Gain on sale of interest in royalties	2,500	23,429	—	—	—
Interest and other income, net	1,333	952	290	224	404

Income (loss) from continuing operations	(19,800)	5,517	(8,183)	(9,092)	(6,208)
Loss from discontinued operations(1)	(342)	(188)	(89)	(133)	(57)
Gain on disposition of discontinued operations, net of taxes(2)	20	56	62	4	1,902

Income (loss) before income taxes	(20,122)	5,385	(8,210)	(9,221)	(4,363)
Provision for income taxes	(41)	(119)	—	—	—

Net income (loss)	$(20,163)	$5,266	$(8,210)	$(9,221)	$(4,363)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.02)	$0.87	$(1.30)	$(1.59)	$(1.21)
Net income (loss)	$(1.04)	$0.83	$(1.31)	$(1.61)	$(0.85)
Weighted average common shares outstanding used to calculate diluted earnings (loss) per common share	19,358	6,359	6,280	5,727	5,138

(1)

Loss from discontinued operations represents the loss attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and the loss attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000. See Note 9 “Discontinued Operations” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

(2)

The gain on disposition of discontinued operations in 2003 represents the gain on sale of our Analytical Standards division to GFS Chemicals on February 13, 2003. See Note 9 “Discontinued Operations” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

39  •  A. P. PHARMA  •  2006 ANNUAL REPORT

December 31,	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Cash, cash equivalents and marketable securities	$35,062	$15,522	$5,809	$13,596	$9,484
Working capital	29,589	12,014	4,882	12,636	9,366
Total assets	36,950	17,251	8,969	17,014	13,155
Long-term liabilities	1,269	1,000	—	—	—
Accumulated deficit	(107,926)	(87,763)	(93,029)	(84,819)	(75,598)
Stockholders’ equity	29,474	12,059	6,203	14,154	11,263

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

Overview

We are a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions. Our lead product candidate, APF530, is currently in a pivotal Phase III clinical trial for the prevention of acute and delayed onset chemotherapy-induced nausea and vomiting, or CINV. We expect to complete enrollment of our pivotal Phase III clinical trial in the second quarter of 2008 and to announce results of that trial in the third quarter of 2008. We expect to submit our new drug application, or NDA, for approval of APF530 in the fourth quarter of 2008.

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

Our lead product candidate, which utilizes our proprietary Biochronomer technology, is APF530. APF530 is designed to prevent CINV for at least five days and contains granisetron, a drug approved for the prevention of CINV. In September 2005, we completed a Phase II clinical trial of APF530 that achieved all of its primary and secondary endpoints. In May 2006, we initiated our pivotal Phase III clinical trial of AFP530. We believe that this clinical trial will lead to regulatory approval of APF530 for the prevention of acute and delayed onset CINV for patients undergoing both moderately and highly emetogenic, or vomit-inducing, chemotherapy.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  40

In addition to our lead drug candidate, we have a pipeline of other product candidates that use our Biochronomer technology. One of these, APF112, incorporates the well-known local anesthetic, mepivacaine. It is designed to provide up to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs, or opiates, which are used extensively in post-surgical pain management. Post-surgical pain can be treated with local anesthetics, but the usefulness of these is currently limited by the short duration of their effectiveness. We plan to initiate a Phase IIb clinical trial for APF112 in the second quarter of 2008.

We have several additional product candidates using our Biochronomer technology in early stages of development. For example, we plan to initiate a Phase I clinical trial of APF580 in the second quarter of 2008 for the controlled delivery of an opiate for pain relief.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following policies to be critical to understanding our financial condition, results of operations, and expectations for 2008, because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

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

•  Contract Revenue

Contract revenue relates to research and development arrangements that generally provide for us to invoice research and development fees based on full-time equivalent hours for each project. Revenue from these arrangements are recognized as the related development services are rendered. This revenue approximates the costs incurred.

41  •  A. P. PHARMA  •  2007 ANNUAL REPORT

•  Clinical Trial Accruals

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. The Phase III clinical trials of APF530 have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been accurate and no material adjustments have had to be made.

•  Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2007, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

•  Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we are required to record the grant-date fair value of stock options issued to employees and purchase-date fair value of employee stock purchases. We adopted SFAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee share-based arrangements remaining unvested at January 1, 2006, based on the grant-date

A. P. PHARMA  •  2007 ANNUAL REPORT  •  42

value estimated in accordance with the pro forma provisions of SFAS 123, and all grants made on or after January 1, 2006, based on fair value estimated in accordance with SFAS 123(R), have been included in our determination of share-based compensation expense in 2007 and 2006. We have not restated our operating results in prior periods to reflect charges for the fair value of share-based arrangements.

Prior to January 1, 2006 we elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees and directors, no compensation cost was recognized for our stock option plans and stock purchase plan because stock option exercise prices historically equaled the per share fair values of the underlying common stock. Compensation related to options granted to non-employees was periodically re-measured as earned.

Results of Operations for the years ended December 31, 2007, 2006 and 2005

(References to Notes herein refer to Notes to Financial Statements, in Item 8, herein)

The following sets forth the statement of operations data and percentage changes as compared to the prior year (dollar amounts are presented in thousands):

	For the Years Ended December 31,			Annual % Change
	2007	2006	2005	2007/2006	2006/2005
Royalties	$—	$—	$5,247	(0)%	(100)%
Contract revenue	412	—	144	*	(100)%

Total revenue	412	—	5,391	*	(100)%

Research and development	19,364	15,236	10,299	27%	48%
General and administrative	4,681	3,628	3,565	29%	2%
Interest income	1,326	1,006	287	32%	*
Gain on sale of royalty interests	2,500	23,429	—	(89)%	*
Loss from discontinued operations	(342)	(188)	(89)	82%	*
Gain on disposition of discontinued operations, net of taxes	20	56	62	(64)%	(10)%

*	Calculation not meaningful.

Revenue

We had no royalty revenue in 2007 and 2006, reflecting the sale of our rights to royalties on sales of Retin-A Micro and Carac on January 18, 2006, on which we recorded a gain of $23,429,000 (see Note 12). Royalties were $5,247,000 in 2005, mainly from royalties on sales of Carac, a topical prescription treatment for actinic keratoses which is sold by our marketing partner, Dermik Laboratories, a Sanofi-Aventis company and royalties on sales of Retin-A Micro, a topical prescription treatment for acne which is marketed by Ortho Neutrogena, a Johnson & Johnson company.

43  •  A. P. PHARMA  •  2007 ANNUAL REPORT

Contract revenue increased in 2007 by $412,000 or 100% from $0 in 2006 a result of a collaborative research and development program with a major animal health company (See Note 12). Contract revenue decreased in 2006 by $144,000 or 100% from $144,000 in 2005 as a result of no collaborative research and development programs as we focused our efforts on the development of APF530 for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting.

Research and Development

Research and development expense in 2007 increased by $4,128,000 or 27% to $19,364,000 from $15,236,000 in 2006 due mainly to our Phase III clinical trial for APF530. Research and development expense in 2006 increased by $4,937,000 or 48% to $15,236,000 from $10,299,000 in 2005 due mainly to our Phase III clinical trial for APF530. Research and development expenses in 2008 are expected to increase over those incurred in 2007, reflecting costs to be incurred for clinical trials of APF112 and APF580, added research and development personnel to support the expanded clinical trial activities, with some offset from reduced APF530 trial expenses.

The scope and magnitude of future research and development expenses are difficult to predict given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps, beginning with identification of a potential target, and includes proof of concept in animals and Phase I, II and III clinical studies in humans. Each step of this process is typically more expensive than the previous one, so success in development results in increasing expenditures.

We have a number of product candidates in various stages of development. The following table sets forth the current opportunities for our own portfolio of product candidates, the compound selected, the delivery duration and the status.

Product Portfolio	Drug	Targeted Duration	Status
APF530—Anti-nausea (chemotherapy)	Granisetron	At least five days	Phase III
APF112—Acute pain relief (surgical/orthopedic)	Mepivacaine	Up to 36 hours	Phase II
APF580—Pain relief	Undisclosed opiate	At least seven days	Preclinical
APF328—Anti-inflammatory (surgical/orthopedic)	Meloxicam	Up to two weeks	Preclinical
APF505—Anti-inflammatory (osteoarthritis)	Meloxicam	Up to six weeks	Preclinical

The major components of research and development expenses for 2007, 2006 and 2005 were as follows (in thousands):

For the year December 31,	2007	2006	2005
Internal research and development costs	$6,264	$6,455	$5,197
External development costs:
APF530	12,137	7,305	3,551
APF112	—	—	—
External general technology development costs	963	1,476	1,551
	$19,364	$15,236	$10,299

A. P. PHARMA  •  2007 ANNUAL REPORT  •  44

Internal research and development costs consist of employee salaries and benefits, laboratory supplies, depreciation, and allocation of overhead. External general technology development costs include expenditures on polymer development and manufacturing, which are performed on our behalf by third parties.

General and Administrative

General and administrative expense increased by $1,053,000 or 29% in 2007 to $4,681,000 from $3,628,000 in 2006 due primarily to severance costs recorded in 2007 related to the departure of Michael O’Connell, our former Chief Financial Officer and Chief Operating Officer. General and administrative expense increased by $63,000 or 2% in 2006 to $3,628,000 from $3,565,000 in 2005. General and administrative expense consists of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and the related overhead cost allocation. General and administrative expense for 2008 is expected to decline from the 2007 level due to the absence of the severance costs, with such expense reductions offset somewhat by costs associated with executive recruitment activities.

Interest Income

Interest income consists primarily of income earned on our invested cash, cash equivalents and marketable securities. Interest income increased by $320,000 in 2007 to $1,326,000 compared to $1,006,000 in 2006 due to a higher level of invested assets, as a result of our June 2007 financing. Interest income increased by $719,000 in 2006 to $1,006,000 compared to $287,000 in 2005 due to a higher level of invested assets and higher interest rates.

Discontinued Operations

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

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and associated assets, referred to as our cosmeceutical and toiletry business, to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. We received $25 million at closing and were entitled to receive further earnout amounts for the subsequent three years, the amounts of which were dependent on the performance of the business sold.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and

45  •  A. P. PHARMA  •  2007 ANNUAL REPORT

Dermik. This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier with the two period test. Therefore, we expect the annual Gross Profit Guaranty payment to range from $100,000 to $200,000 for the remainder of the guaranty period.

Loss from discontinued operations represents primarily the loss attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business. For the year 2007, the increased level of loss from prior years represents the amount of the guaranty as asserted by Amcol, which remains subject to challenge by us.

The gain on disposition of discontinued operations recorded in 2007 of $20,000 compared to $56,000 in 2006 and $62,000 in 2005 and relates to the gain on the sale of our Analytical Standards division as measured by royalty receipts in excess of guaranteed minimums.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased by $19,540,000 to $35,062,000 at December 31, 2007 from $15,522,000 at December 31, 2006, primarily as a result of our June 2007 financing offset by cash used to fund our operations.

Net cash used in continuing operating activities for the year ended December 31, 2007 was $17,112,000 and related primarily to funding operations offset by changes in accrued expenses and accounts payable, as well as depreciation, amortization and stock-based compensation. The increase in net cash used in continuing operating activities in 2007, as compared to 2006, was primarily due to the gain of $ 2.5 million in 2007 as compared to $23.4 million in 2006 from the sale of our rights to royalties on sales of Retin-A Micro and Carac, and additional research and development expenses in 2007 associated with the Phase III study of APF530.

Net cash provided by continuing operating activities for the year ended December 31, 2006 was $9,157,000 and related primarily to income from operations, including the $23.4 million gain on sale of Retin-A Micro and Carac royalty interest, changes in operating assets and liabilities, as well as stock based compensation and depreciation and amortization.

Net cash used in continuing operating activities was $7,652,000 for the year ended December 31, 2005 and primarily related to funding operations, offset by depreciation and amortization and stock based compensation.

The cash used in discontinued operations of $169,000 in 2007 related to Gross Profit Guaranty payments to RP Scherer, partially offset by the royalties received from GFS for sales of Analytical Standards products. The cash provided by discontinued operations of $24,000 and $125,000 in 2006 and 2005, respectively, related to the royalties received from GFS for sales of Analytical Standards products, partially offset by severance payments and payments of the Gross Profit Guaranty to RP Scherer.

Net cash provided by investing activities for the year ended December 31, 2007 was $11,202,000 compared with net cash used in investing activities for the year ended December 31, 2006 of $7,717,000 and net cash provided by investing activities of $5,088,000 in the year ended December 31, 2005. The increase in net cash provided by investing activities in 2007 compared with net cash used in investing activities in 2006 was primarily due to our leaving cash and cash proceeds from maturities and sales of marketable securities in cash and cash equivalents rather than investing in marketable securities. The increase

A. P. PHARMA  •  2007 ANNUAL REPORT  •  46

in net cash used in investing activities in 2006 compared with net cash provided by investing activities in 2005 was primarily due to increased purchases of marketable securities and decreased maturities of marketable securities.

Our financing activities provided us with $37,256,000, $79,000 and $119,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The net cash provided by financing activities in 2007 primarily related to the issuance of 24,393,939 shares of common stock at $1.65 per share for net proceeds of $37.2 million in June 2007. The net cash provided by financing activities in 2006 and 2005 primarily related to proceeds from issuances of shares under the Employee Stock Purchase Plan and stock option plans.

We have financed our operations including technology and product research and development, primarily through royalties received on sales of Retin-A Micro and Carac, the sale of our rights to royalties on sales of Retin-A Micro and Carac, income from collaborative research and development fees, proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, sales of common stock, and interest earned on short-term investments. Our cash, cash equivalents and marketable securities at December 31, 2007 are expected to be sufficient to meet our cash needs at least through 2008. It is probable that we will seek additional financing within this timeline through convertible debt or equity financing, collaborative agreements or other arrangements.

Our capital requirements going forward from 2008 will depend on numerous factors including, among others, our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands).

	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating Leases(1)	$1,776	$545	$1,105	$126	$—

Total	$1,776	$545	$1,105	$126	$—

(1)	See Note 6 “Commitments and Contingencies.”

47  •  A. P. PHARMA  •  2007 ANNUAL REPORT

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier with the two period test. Therefore, we expect the annual Gross Profit Guaranty payment to range from $100,000 to $200,000 for the remainder of the guaranty period.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to our financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. The interest rates as of December 31, 2007 and 2006 were 5.0% and 5.1%, respectively. At December 31, 2007 and 2006, respectively, our cash equivalents and marketable securities include corporate and other debt securities as follows: (in thousands)

December 31,	2007	2006
Available-for-sale:
Due in less than 1 year	$33,430	$14,665
Due after 1 year but less than 5 years	976	400

Total available-for-sale	$34,406	$15,065

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against the risks associated with interest rate fluctuations.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  48

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.P. Pharma, Inc.

We have audited the accompanying balance sheets of A.P. Pharma, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the 2007 and 2006 financial data in the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of A.P. Pharma, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also, as discussed in Note 2, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method effective January 1, 2006.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California

March 25, 2008

49  •  A. P. PHARMA  •  2007 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.P. Pharma, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of AP Pharma, Inc. for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a resonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of A.P. Pharma, Inc. for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Palo Alto, California

February 24, 2006

A. P. PHARMA  •  2007 ANNUAL REPORT  •  50

A.P. PHARMA, INC.

BALANCE SHEETS

(in thousands except par value and shares)

December 31,	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$33,510	$2,333
Marketable securities	1,552	13,189
Accounts receivable	152	75
Prepaid expenses and other current assets	582	609

Total current assets	35,796	16,206
Property and equipment, net	1,079	958
Other long-term assets	75	87

Total Assets	$36,950	$17,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,437	$772
Accrued expenses	4,347	3,085
Accrued disposition costs	423	335

Total current liabilities	6,207	4,192
Deferred revenue	1,000	1,000
Other long-term liabilities	269	—

Total Liabilities	7,476	5,192

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, 2,500,000 shares authorized; none issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 30,791,465 and 6,359,666 issued and outstanding at December 31, 2007 and 2006, respectively	307	64
Additional paid-in capital	137,131	99,771
Accumulated other comprehensive loss	(38)	(13)
Accumulated deficit	(107,926)	(87,763)

Total Stockholders’ Equity	29,474	12,059

Total Liabilities and Stockholders’ Equity	$36,950	$17,251

See accompanying notes to financial statements.

51  •  A. P. PHARMA  •  2006 ANNUAL REPORT

A.P. PHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

For the Years Ended December 31,	2007	2006	2005
REVENUE
Royalties	$—	$—	$5,247
Contract revenue	412	—	144

Total revenue	412	—	5,391

OPERATING EXPENSES
Research and development	19,364	15,236	10,299
General and administrative	4,681	3,628	3,565

Total operating expenses	24,045	18,864	13,864

Operating loss	(23,633)	(18,864)	(8,473)
Interest income	1,326	1,006	287
Gain on sale of royalty interest	2,500	23,429	—
Other income (loss), net	7	(54)	3

Income (loss) from continuing operations	(19,800)	5,517	(8,183)
Loss from discontinued operations	(342)	(188)	(89)
Gain on disposition of discontinued operations, net of taxes	20	56	62

Income (loss) before income taxes	(20,122)	5,385	(8,210)
Provision for income taxes	(41)	(119)	—

Net income (loss)	$(20,163)	$5,266	$(8,210)

Basic income (loss) per share
Income (loss) from continuing operations	$(1.02)	$0.87	$(1.30)

Net income (loss)	$(1.04)	$0.83	$(1.31)

Diluted income (loss) per share
Income (loss) from continuing operations	$(1.02)	$0.87	$(1.30)

Net income (loss)	$(1.04)	$0.83	$(1.31)

Weighted average common shares outstanding—basic	19,358	6,316	6,280

Weighted average common shares outstanding—diluted	19,358	6,359	6,280

See accompanying notes to financial statements.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  52

A.P. PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For the Years Ended December 31, 2007, 2006 and 2005	Common Stock		Addi- tional Paid-In Capital	Accu- mulated Deficit	Accu- mulated Other Compre- hensive Income (Loss)	Stock- holders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2004	6,259	$62	$98,927	$(84,819)	$(16)	$14,154
Net loss and comprehensive loss	—	—	—	(8,210)	—	(8,210)

Common stock issued upon exercise of stock options	4	—	22	—	—	22
Fair value of stock based compensation issued to directors for services and to employees for restricted stock awards	35	1	136	—	—	137
Stock based compensation related to stock options granted to non-employees	—	—	4	—	—	4
Common stock issued to employees under the Employee Stock Purchase Plan	22	—	96	—	—	96

BALANCE, DECEMBER 31, 2005	6,320	63	99,185	(93,029)	(16)	6,203

Comprehensive income:
Net income	—	—	—	5,266	—	5,266
Net unrealized gain on marketable securities	—	—	—	—	3	3

Comprehensive income						5,269

Common stock issued upon exercise of stock options	3	—	11	—	—	11
Fair value of stock based compensation issued to directors for services and to employees for restricted stock Awards	21	1	134	—	—	135
Stock based compensation related to stock options granted to non-employees	—	—	2	—	—	2
Common stock issued to employees under the Employee Stock Purchase Plan	16	—	67	—	—	67
Stock-based employee compensation related to stock options and ESPP	—	—	372	—	—	372

BALANCE, DECEMBER 31, 2006	6,360	64	99,771	(87,763)	(13)	12,059

Comprehensive loss
Net loss	—	—	—	(20,163)	—	(20,163)
Net unrealized loss on marketable securities	—	—	—	—	(25)	(25)

Comprehensive loss						(20,188)

Common stock issued in public offering, net of issuance costs	24,394	243	36,955	—	—	37,198
Fair value of stock based compensation issued to directors for restricted stock awards	15	—	99	—	—	99
Common stock issued to employees under the Employee Stock Purchase Plan	22	—	57	—	—	57
Stock-based employee compensation related to stock options and ESPP	—	—	249	—	—	249

BALANCE, DECEMBER 31, 2007	30,791	$307	$137,131	$(107,926)	$(38)	$29,474

See accompanying notes to financial statements.

53  •  A. P. PHARMA  •  2006 ANNUAL REPORT

A.P. PHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended December 31,	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,163)	$5,266	$(8,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	342	188	89
Gain on disposition of discontinued operations	(20)	(56)	(62)
Loss on sale of marketable securities	—	1	4
Depreciation and amortization	359	394	387
Stock-based compensation	348	508	140
Amortization of discount and accretion of premium on marketable securities	(70)	(638)	59
Changes in operating assets and liabilities:
Accounts receivable	(149)	1,369	(83)
Prepaid expenses and other current assets	27	(289)	74
Other long-term assets	18	75	132
Accounts payable	665	158	(83)
Accrued expenses	1,531	1,167	(99)
Deferred revenue	—	1,014	—

Net cash provided by (used in) continuing operating activities	(17,112)	9,157	(7,652)
Cash provided by (used in) discontinued operations	(169)	24	125

Net cash provided by (used in) operating activities	(17,281)	9,181	(7,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(481)	(187)	(316)
Purchases of marketable securities	—	(14,701)	(8,126)
Maturities of marketable securities	4,875	1,800	7,935
Sales of marketable securities	6,808	5,371	5,595

Net cash provided by (used in) investing activities	11,202	(7,717)	5,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in public offering, net of issuance costs	37,198	—	—
Proceeds from the exercise of common stock options	—	11	22
Proceeds from issuance of shares under the Employee Stock Purchase Plan	58	68	97

Net cash provided by financing activities	37,256	79	119

Net increase (decrease) in cash and cash equivalents	31,177	1,543	(2,320)
Cash and cash equivalents at the beginning of the year	2,333	790	3,110

Cash and cash equivalents at the end of the year	$33,510	$2,333	$790

Supplemental Cash Flow Data:
Cash paid for interest	$—	$15	$4

See accompanying notes to financial statements.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  54

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1 BUSINESS

We are a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions. Our lead product candidate, APF530, is currently in a pivotal Phase III clinical trial for the prevention of acute onset and delayed onset chemotherapy-induced nausea and vomiting, or CINV. We expect to complete enrollment of our pivotal Phase III clinical trial in the second quarter of 2008 and to announce results of that trial in the third quarter of 2008. We expect to submit our new drug application, or NDA, for approval of APF530 in the fourth quarter of 2008.

Our primary focus is to advance our proprietary Biochronomer technology, consisting of bioerodible polymers designed to release drugs over a defined period. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including prevention of nausea, pain management, control of inflammation and treatment of ophthalmic diseases. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to several months.

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets (“cosmeceutical and toiletry business”) to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc. As a result of this transaction, our Statements of Operations reflect the payment of certain contractual obligations in the loss from discontinued operations (see Note 9).

On February 13, 2003, we completed the sale of our Analytical Standard division to GFS Chemicals, Inc. (“GFS”), a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million and are entitled to receive royalties on sales of Analytical Standards products of 15% for the first year, 10% for the second through fourth years, and 5% for the fifth year. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations (see Note 9).

On January 18, 2006 we sold our rights to royalties on sales of Retin-A Micro(R) and Carac (R), effective October 1, 2005, for up to $30 million. Proceeds of $25 million were received upon the closing of the transaction and used primarily to fund pivotal clinical development of APF530, our drug candidate for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting. The remaining $5 million was to be received upon the achievement of certain milestones over the successive four years. Upon attainment of one milestone in 2007, an additional $2.5 million was received. The remaining $2.5 million will be paid based on the satisfaction of certain other predetermined milestones over the next two years (see Note 12). In 2007 and 2006, we recognized a gain on the sale of the royalty interest of $2.5 million and $23.4 million, respectively.

On October 1, 2006, we entered into an agreement with RHEI Pharmaceuticals, Inc. (“RHEI”) in which we granted RHEI exclusive license to develop and market APF530 in Greater China (See Note 12).

55  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Reverse stock split

On May 23, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware effecting a 1-for-4 reverse stock split of our common stock. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Marketable Securities

We consider all debt securities that have original maturities, from the date of purchase, of less than three months to be cash equivalents. Investments with maturities of three months and longer from the date of purchase are classified as marketable securities. Investments consist primarily of government obligations, mortgage backed securities, municipal bonds and corporate debt securities. We account for our marketable securities in accordance with SFAS115, Accounting for Certain Investments in Debt and Equity Securities. We have classified all our investments in certain debt securities as “available-for-sale”, and, therefore, they are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (loss), net.” The cost of all securities sold is based on the specific identification method.

Financial Instruments

The carrying values of the Company’s financial instruments, including marketable securities, accounts receivable and accrued liabilities, approximate their respective fair values due to their short maturities.

Allowance for Note Receivable

A 100% allowance of $394,000 was recorded for a note receivable at such time as management determined that collection was not reasonably assured. Interest income under the terms of the note receivable agreement is recorded when cash is received or collectibility is reasonably assured. The note receivable, net of the related allowance, is included in prepaid expenses and other current assets in the accompanying balance sheets.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  56

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee share-based payments at fair value over the service period underlying the arrangement. Accordingly, we are required to record the grant-date fair value of stock options issued to employees and purchase-date fair value of employee stock purchases. We adopted SFAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee share-based arrangements remaining unvested at January 1, 2006, based on the grant-date value estimated in accordance with the pro forma provisions of SFAS 123, and all grants made on or after January 1, 2006, based on fair value estimated in accordance with SFAS 123(R), have been included in our determination of share-based compensation expense in 2007 and 2006. We have not restated our operating results in prior periods to reflect charges for the fair value of share-based arrangements.

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

Prior to January 1, 2006 we elected to account for stock-based compensation related to employees using the intrinsic value method. Accordingly, except for stock options issued to non-employees and restricted stock awards to employees and directors, no compensation cost was recognized for our stock option plans and stock purchase plan because stock option exercise prices historically equaled the per share fair values of the underlying common stock. Compensation related to options granted to non-employees was periodically remeasured as earned.

57  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we have provided, below, the pro forma disclosures of the effect on net loss and net loss per share as if SFAS No. 123 had been applied in measuring compensation expense for the year ended December 31, 2005 (in thousands, except for per share amounts) (see Note 7 “Stockholders’ Equity”):

Net loss—as reported	$(8,210)
Add:
Stock-based employee compensation expense for restricted stock awards	24
Deduct:
Stock-based employee compensation expense determined under SFAS 123	(360)

Net loss—pro-forma	$(8,546)

Basic and diluted net loss per common share—as reported	$(1.31)
Basic and diluted net loss per common share—pro-forma	$(1.36)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, accruals for research and development expenses, and share-based costs. Actual results could differ materially from those estimates.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  58

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Contract Revenue

Contract revenue relates to research and development arrangements that generally provide for us to invoice research and development fees based on full-time equivalent hours for each project. Revenue from these arrangements is recognized as the related development services are rendered. This revenue approximates the costs incurred.

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

Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjusts estimates accordingly.

Research and development expenses under collaborative agreements approximate the revenue recognized, excluding milestone and up-front payments received under such arrangements.

Net Income (Loss) Per Share

Basic income (loss) per share is estimated based on the weighted-average number of common shares outstanding. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding and other dilutive securities (See Note 8).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands

59  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008 we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional requirements. SFAS 159 is effective for us beginning January 1, 2008. We have not decided if we will choose to measure eligible financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest of the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

On June 27, 2007, EITF 07-3, Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities, was ratified which requires companies to defer and capitalize prepaid nonrefundable research and development payments to third parties until the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect that the adoption of this pronouncement will have a material effect on our financial position or results of operations.

NOTE 3 CASH EQUIVALENTS AND MARKETABLE SECURITIES

We consider our investments in debt securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Our marketable securities as of December 31, 2007 consist of highly liquid short term money market funds and asset backed securities with the underlying assets consisting of high quality pools of residential mortgages. All the securities retained AAA ratings as of December 31, 2007. We assessed the decline in the fair value of the asset-backed securities of $38,000 as of December 31, 2007 to be temporary. There were no realized gains or losses for the year ended December 31, 2007. Realized losses totaled $1,000 and $4,000 for the years ended December 31, 2006 and 2005, respectively.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  60

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

At December 31, 2007 and 2006, the amortized cost and estimated fair value of investments in debt securities and cash equivalents are set forth in the tables below:

December 31, 2007 (in thousands)	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities	$1,590	$—	$(38)	$1,552
Money market fund	32,854	—	—	32,854

Total available-for-sale	$34,444	$—	$(38)	$34,406

December 31, 2006 (in thousands)	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale:
Corporate debt securities	$4,293	$1	$(4)	$4,290
Asset-backed securities	3,992	—	—	3,992
Government debt securities	4,813	—	(10)	4,803
Money market funds	1,876	—	—	1,876
Other debt securities	104	—	—	104

Total available-for-sale	$15,078	$1	$(14)	$15,065

The table below summarizes fair value disclosures at December 31 (in thousands):

	2007		2006
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Cash equivalents	$32,854	$32,854	$1,876	$1,876
Marketable securities	1,590	1,552	13,202	13,189

Totals	$34,444	$34,406	$15,078	$15,065

The cost and estimated fair value of available-for-sale debt securities as of December 31, 2007, by contractual maturity, follows (in thousands):

	Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$33,444	$33,430
Due in more than one year but less than 5 years	1,000	976

Total available-for sale	$34,444	$34,406

61  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

December 31, (in thousands)	2007	2006
Leasehold improvements	$1,338	$1,359
Furniture and equipment	3,126	2,771

Total property and equipment	4,464	4,130
Accumulated depreciation and amortization	(3,385)	(3,172)

Property and equipment, net	$1,079	$958

Depreciation expense amounted to $359,000, $394,000 and $387,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31, (in thousands)	2007	2006
Professional fees	$268	$228
Accrued salaries	815	294
Accrued bonus	347	250
Clinical studies	2,632	1,987
Other	285	326

Total	$4,347	$3,085

NOTE 6 COMMITMENTS AND CONTINGENCIES

We lease office, warehouse and laboratory space and certain office equipment under operating lease arrangements which expire in 2011. Our future minimum lease payments under these noncancelable operating leases for facilities and equipment are as follows (in thousands):

Year Ending December 31,	Minimum Payments
2008	$545
2009	547
2010	558
2011	126

$1,776

A. P. PHARMA  •  2007 ANNUAL REPORT  •  62

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Total rental expense for facilities and equipment was $550,000, $500,000 and $492,000 for 2007, 2006 and 2005, respectively.

As part of the sale of our cosmeceutical and toiletry business to RP Scherer Corporation in July 2000, we guaranteed a minimum gross profit percentage on RP Scherer’s sales of products to Ortho Neutrogena and Dermik (See Note 9 “Discontinued Operations”).

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007.

NOTE 7 STOCKHOLDERS’ EQUITY

On June 19, 2007, we sold 24,393,939 shares of our common stock in a public offering at a price of $1.65 per share, for net proceeds of approximately $37.2 million after deducting underwriting fees and costs associated with the offering. The shares were offered under our registration statement on Form S-1, as amended (Registration No. ###-##-####)

Reverse stock split

On May 23, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware effecting a 1-for-4 reverse stock split of our common stock. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split.

Shareholders’ Rights Plan

On December 18, 2006, we entered into a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of January 2, 2007 (and to each person who acquires our common stock after that date unless determined otherwise by the board of directors) at the rate of one right for

63  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% or more of the outstanding shares of the Company’s common stock. Once exercisable, each right entitles the holder to purchase, at a price of $44.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of the Company’s common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 20% or more of the outstanding shares of the Company’s common stock by a person or group of affiliated or associated persons, (i) the Company consolidates with or merges into another entity, (ii) another entity consolidates with or merges into the Company or (iii) the Company sells or otherwise transfers 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the board of directors, may be exercised for such number of shares of common stock determined in accordance with the rights agreement. The Company has initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on December 31, 2016.

Stock-Based Compensation Plans

We have two types of stock-based compensation plans, which consist of a stock purchase plan and three stock option plans.

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the “Plan”). In December 2007 the stockholders authorized the increase in shares reserved for issuance under the Plan by 100,000 to 300,000 to our employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can elect to have up to a maximum of 10 percent of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85 percent of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 43 percent of eligible employees participated in the Plan in 2007. Under the Plan, we issued 22,860 shares in 2007 and 16,175 shares in 2006. The weighted average fair value of purchase rights granted during 2007 and 2006 was $1.82 and $2.60, respectively. The weighted average exercise price of the purchase rights exercised during 2007 and 2006 was $2.52 and $4.20, respectively. We had 133,160 and 55,846 shares reserved for issuance under the Plan at December 31, 2007 and 2006, respectively.

We have three stock option plans currently from which we can grant options to employees, officers, directors and consultants. In December 2007 the stockholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). The Company is authorized to issue up to 3,000,000 shares under the 2007 plan. We also grant stock options under the 2002 Stock Incentive Plan (the “2002 Plan”) and the Non-Qualified Stock Plan. The Company is authorized to issue up to 425,000 shares under the 2002 Plan, 100,000 of which were approved by stockholders in May 2006, and 1,062,500 shares under the Non-Qualified Stock Plan, an inducement option plan, 1,000,000 of which were added to the plan by the board in September 2007. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates, and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. Any

A. P. PHARMA  •  2007 ANNUAL REPORT  •  64

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

shares that are issuable upon exercise of options granted under the 2002 Plan and the Non-Qualified Stock Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

We adopted SFAS 123R, Share-Based Payment, on January 1, 2006. Accordingly, we recorded the grant-date or purchase-date fair value of stock options and purchase rights issued to employees in conjunction with our stock option plans or employee stock purchase plan. We have also recorded compensation expense for stock options issued to non-employees and restricted stock awards to employees and directors.

The fair value of each employee and director grant of options to purchase common stock and purchase rights under the employee stock purchase plan is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividends and the following weighted-average assumptions:

	2007	2006
Expected term (years):
Stock options	6.25	6.25
Employee Stock Purchase Plan	1.25	1.25
Risk-free interest rate:
Stock options	4.3%	4.8%
Employee Stock Purchase Plan	3.87%	4.9%
Volatility:
Stock options	240%	240%
Employee Stock Purchase Plan	57%	82%

The expected term of options granted is based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options” and the expected term for the employee stock purchase plan is based on the weighted –average purchase period of the plan The expected volatility is based on the Company’s historical stock prices and the estimated forfeiture rate of the options is based on historical data.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock based compensation expense could have been materially different.

The SFAS 123R share-based compensation expenses recorded for awards granted under the stock option plans and employee stock purchase plan were approximately $249,000 and $372,000, net of estimated forfeitures, for the years ended December 31, 2007 and 2006, respectively. The share-based compensation expense of $106,000 and $143,000 was recorded in research and development expense and general and administrative expense for the year ended December 31, 2007, respectively. The share-based compensation expense of $134,000 and $238,000 was recorded in research and development and general and administrative expense for the year ended December 31, 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

65  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

We granted options to purchase common stock to consultants from time to time in exchange for services rendered and these options vest over a period of two to four years. No options were granted to consultants in 2007 and 2006. We recorded compensation expense related to option grants to consultants of approximately $2,000 and $4,000 in 2006 and 2005, respectively, which represents the fair market value of the portion of the awards that vested during 2006 and 2005. The unvested shares held by consultants have been revalued using the Black-Scholes option pricing model at the end of each accounting period. As of December 31, 2007, all shares held by consultants have been vested.

The following table summarizes option activity for 2007, 2006 and 2005:

	2007				2006		2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2007	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	532,308	$10.68			541,492	$13.60	551,409	$14.40
Granted	93,757	3.58			109,985	5.72	45,500	6.44
Exercised	—	—			(2,402)	4.64	(3,764)	5.80
Expired or Forfeited	(75,682)	16.45			(116,767)	20.92	(51,653)	16.32

Outstanding at end of year	550,383	8.57	5.67	$—	532,308	10.68	541,492	13.60

Options exercisable at year end	416,599		4.63	$—	415,721		457,208
Shares available for future grant at year end	4,064,444				137,321		134,685
Weighted-average fair value of stock options granted during the year		$3.57				$5.72		$4.20

A. P. PHARMA  •  2007 ANNUAL REPORT  •  66

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

As of December 31, 2007 there was approximately $311,516 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 2.61 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$4.84	114,768	8.3	$3.40	48,910	$4.38
$5.00-$6.40	146,278	7.6	5.64	84,898	5.67
$6.52-$9.80	118,374	5.4	8.55	111,828	8.63
$10.00-$13.38	110,838	3.2	11.61	110,838	11.61
$13.75-$27.25	60,125	1.0	20.02	60,125	20.02

$1.70-$27.25	550,383	5.7	8.57	416,599	9.97

In 2007, we granted 15,000 shares of restricted stock awards under the 2002 Plan to directors. In 2006, we granted 10,000 shares of restricted stock awards under the 2002 Plan to employees and directors. As of December 31, 2007, we had a total of 33,750 shares of unvested restricted stock awards granted to employees and directors. The compensation cost that has been expensed in the statements of operations for the restricted stock awards issued to employees and directors was $99,000 and $57,000 for 2007 and 2006, respectively. Also in 2006, we granted our non-employee directors 11,000 shares representing directors’ fees, and recorded $77,000 of expense in our statement of operations.

The following table summarizes unvested restricted stock awards activity for the year ended December 31, 2007.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	27,500	$6.70
Awarded	15,000	2.99
Released	(8,750)	6.52
Forfeited	0	0

Outstanding at end of year	33,750	$5.10

The table regarding the net loss and net loss per share included in Note 2, “Summary of Significant Accounting Policies,” prepared in accordance with SFAS 123 has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123.

67  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

Year Ended December 31,	2005
Expected term (in years):
Stock options	5
Employee Stock Purchase Plan	0.5 - 2
Risk-free interest rate:
Stock options	4.0%
Employee Stock Purchase Plan	3.15% - 3.63%
Volatility
Stock options	78%
Employee Stock Purchase Plan	94% - 105%
Expected dividend yield	0%

NOTE 8 NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands).

2006
Numerator:
Net income	$5,266

Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	6,316
Effect of dilutive stock options, employee stock purchase and restricted stock awards	43

Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	6,359

The following options and unvested restricted stock awards were outstanding as of December 31, 2007 and 2005, but were not included in the computation of diluted net loss per share since inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands):

	2007	2005
Number of options outstanding	550	541
Number of unvested restricted stock awards outstanding	34	19

A. P. PHARMA  •  2007 ANNUAL REPORT  •  68

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 9 DISCONTINUED OPERATIONS

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

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

For the years ended December 31,	2007	2006	2005
Cosmeceutical and Toiletry Business
Change in estimates for severance costs and guarantees	$(342)	$(188)	$(89)

There was no revenue relating to discontinued operations for the years ended December 31, 2007, 2006 and 2005.

The following table sets forth the Company’s basic and diluted income (loss) per common share from discontinued operations excluding the gain on sale for the years ended December 31, 2007, 2006 and 2005:

For the years ended December 31,	2007	2006	2005
Basic income (loss) per common share from discontinued operations	$(0.02)	$(0.03)	$(0.01)
Diluted income (loss) per common share from discontinued operations	$(0.02)	$(0.03)	$(0.01)

The gain on disposition of discontinued operations recorded in 2007 of $20,000 compared to $56,000 in 2006 and $62,000 in 2005 relates to the gain on the sale of our Analytical Standards division as measured by royalty receipts in excess of guaranteed minimums.

As of December 31, 2007, liabilities related to the discontinued operations in the amount of $423,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

The cash used in discontinued operations of $169,000 in 2007 relates to two payments made for the Gross Profit Guaranty, partially offset by the royalties received from GFS Chemicals, Inc. (“GFS”), a privately held company based in Columbus, Ohio, from sales of Analytical Standards products. The cash provided by discontinued operations of $24,000 and $125,000 in 2006 and 2005, respectively, relates to the royalties received from GFS from sales of Analytical Standards products, partially offset by severance payments made to former employees who were terminated as a result of the sale of the Analytical Standards division and a payment relating to the Gross Profit Guaranty.

69  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Analytical Standards Division

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS. In this transaction, we received $2.1 million on closing and are entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%. The net present value of the guaranteed minimum royalties is included in the gain on disposition of discontinued operations.

As a result of the sale of the Analytical Standards division, we recorded severance charges of $210,000 in the year ended December 31, 2003 as a partial offset to the gain on disposition of the Analytical Standards division. An increase to the estimated severance charges of $1,000 was recorded in 2007. Approximately $231,000 of these severance charges has been paid through December 31, 2007.

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and other assets (“cosmeceutical and toiletry business”) to RP Scherer Corporation, a subsidiary of Cardinal Health, Inc.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier with the two period test. Therefore, we expect the annual Gross Profit Guaranty payment to range from $100,000 to $200,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $420,000 related to the current amount due under gross profit guarantees is included in accrued disposition costs as of December 31, 2007.

NOTE 10 DEFINED CONTRIBUTION PLAN

We have a defined contribution plan (401k)covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $6,750, $6,600 and $6,300 for 2007, 2006 and 2005, respectively, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2007, 2006 and 2005, we contributed to the plan approximately $84,000, $85,000 and $73,000, respectively. No discretionary contributions have been made to the plan since its inception.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  70

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 11 INCOME TAXES

There was no provision for income taxes in 2007 and 2005 because we have incurred operating losses. In 2006, we had a provision of $119,000 reflecting alternative minimum tax on the gain on the sale of our right to receive royalties on the sales of Retin A Micro and Carac (see Note 12 for details). Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

December 31,	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$28,840	$22,840
Research credits	3,500	2,700
Capitalized research expenses	100	100
Other	1,240	600

Total deferred tax assets	33,680	26,240
Valuation allowance	(33,680)	(26,240)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.44 million, decreased by $1.9 million and increased by $600,000 during 2007, 2006 and 2005, respectively. In accordance with SFAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2007 and 2006. In the future, if and when such tax benefits are ultimately realized, the amount of the excess tax benefits will be credited to additional paid-in capital in our statements of stockholders’ equity.

As of December 31, 2007, we had federal and California net operating loss carryforwards of $81.5 million and $38.5 million, respectively, and federal and California research and development tax credit carryforwards of $1.9 million and 2.4 million, respectively. Approximately $2.9 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under our stock option plan, the benefits of which will increase additional paid-in capital, when realized.

The federal and state net operating losses and the federal research and development credit carryforwards expire at various dates beginning in the years 2008 through 2027, if not utilized. The Internal Revenue Code of 1986, as amended, contains provision that may limit the net operating loss and tax credit carry forwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. We recently conducted an analysis of our stock ownership to determine whether Section 382 would limit the use of these tax attributes. Based on that analysis, we believe our net operating losses and tax attributes are not subject to the limitation under this section of the Internal Revenue Code. However, utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2007. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2007 before utilization.

71  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

We adopted the provisions of FIN 48 as of January 1, 2007, which resulted in the reversal of certain fully reserved deferred tax assets totaling $1.02 million and the related valuation allowance. The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Unrecognized tax benefit at January 1, 2007	$1,022
Gross increases – tax positions in current period	—
Gross decreases – tax positions in current period	—

Unrecognized tax benefit at December 31, 2007	$1,022

The unrecognized tax benefit, if recognized in full, would reduce our income tax expense by $1.02 million and result in adjustments to other tax accounts, primarily deferred taxes. We do not currently anticipate any significant changes to the unrecognized tax benefits within 12 months of December 31, 2007. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. To date, we have not used the unrecognized tax benefits to reduce any of our past tax obligations. As a result, we had no accrual for the payment of interest and penalties related to the unrecognized tax benefits at January 1, 2007 nor was any amount of interest and penalties recognized during the year ended December 31, 2007. As of December 31, 2007, our tax returns were subject to future examination in the U.S. federal and state tax jurisdictions for the tax years 1993 through 2006, due to net operating losses and research credits that are being carried forward.

NOTE 12 SIGNIFICANT AGREEMENTS

Paul Royalty Fund

On January 18, 2006 we sold our rights to royalties on sales of Retin-A Micro and Carac effective October 1, 2005 to an affiliate of the Paul Royalty Fund for up to $30 million. Proceeds of $25 million were received upon the closing of the transaction and used primarily to fund pivotal clinical development of APF530, our drug candidate for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting. The remaining $5 million was to be received upon the achievement of certain milestones over the successive four years. Upon attainment of one milestone in 2007, an additional $2.5 million was received. The remaining $2.5 million will be paid based on the satisfaction of certain other predetermined milestones over the next two years.

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

A. P. PHARMA  •  2007 ANNUAL REPORT  •  72

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Animal Health Company

On January 22, 2007 we entered a collaborative research and development agreement with a major animal health company to develop a product providing the slow release of an undisclosed opiate for use in the control of pain for dogs and cats. Under the terms of the agreement, we will be reimbursed for certain costs incurred by us and will receive milestone payments upon the achievement of certain development milestones. The animal health company will retain rights for use of the product in its field, paying us a royalty, while we retain rights to the same technology for potential use for humans.

73  •  A. P. PHARMA  •  2007 ANNUAL REPORT

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 13 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents summarized unaudited results of operations for each of our quarters in the years ended December 31, 2007 and 2006.

Quarterly Results of Operations

(in thousands, except per share data)

(unaudited)

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$160	$121	$131
Operating expenses	6,105	4,635	5,357	7,948
Interest and other, net	148	2,660	557	468
Income (loss) from continuing operations	(5,957)	(1,815)	(4,679)	(7,349)
Discontinued operations	(8)	40	1	(356)
Net income (loss) before income taxes	(5,965)	(1,775)	(4,678)	(7,705)
Provision for income taxes	(36)	—	(8)	4
Net income (loss)	(6,001)	(1,775)	(4,686)	(7,701)
Basic income (loss) per common share:
Income (loss) from continuing operations	(0.94)	(0.19)	(0.15)	(0.24)
Net income (loss)	(0.95)	(0.19)	(0.15)	(0.25)
Diluted income (loss) per common share:
Income (loss) from continuing operations	(0.94)	(0.19)	(0.15)	(0.24)
Net income (loss)	(0.95)	(0.19)	(0.15)	(0.25)

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$—	$—	$—
Operating expenses	4,401	4,790	3,948	5,725
Interest and other, net	23,693	274	195	219
Income (loss) from continuing operations	19,292	(4,516)	(3,753)	(5,506)
Discontinued operations	7	(34)	(64)	(41)
Net income (loss) before income taxes	19,299	(4,550)	(3,817)	(5,547)
Provision for income taxes	—	—	—	(119)
Net income (loss)	19,299	(4,550)	(3,817)	(5,666)
Basic income (loss) per common share:
Income (loss) from continuing operations	3.06	(0.72)	(0.60)	(0.90)
Net income (loss)	3.06	(0.72)	(0.60)	(0.90)
Diluted income (loss) per common share:
Income (loss) from continuing operations	3.03	(0.72)	(0.60)	(0.90)
Net income (loss)	3.03	(0.72)	(0.60)	(0.90)

A. P. PHARMA  •  2007 ANNUAL REPORT  •  74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and chief financial officer has concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using the COSO criteria, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

 75   • A. P. PHARMA  •  2007 ANNUAL REPORT

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

A. P. PHARMA  •  2007 ANNUAL REPORT •  76

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have incorporated by reference the information set forth under the captions “Election of Directors”, “Executive Officers”, “Corporate Governance” and “Compliance with Section 16(a) of the Securities Exchange Act” of the Company’s Proxy Statement (the “Proxy Statement”) for the 2008 annual meeting of shareholders.

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

 77  •   A. P. PHARMA  •  2007 ANNUAL REPORT

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

3. Exhibits

See	Exhibit Index beginning on page 81.

A. P. PHARMA  •  2007 ANNUAL REPORT•  78

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.P. PHARMA, INC.

By:	/s/ Gregory Turnbull
Gregory Turnbull
President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gregory Turnbull ,and Paul Goddard, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory Turnbull Gregory Turnbull	President, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director	March 28, 2008

/s/ Paul Goddard Paul Goddard	Chairman of the Board of Directors	March 28, 2008

/s/ Peter Riepenhausen Peter Riepenhausen	Director	March 28, 2008

/s/ Toby Rosenblatt Toby Rosenblatt	Director	March 28, 2008

/s/ Arthur Taylor Arthur Taylor	Director	March 28, 2008

/s/ Robert Zerbe Robert Zerbe	Director	March 28, 2008

 79  •   A. P. PHARMA  •  2007 ANNUAL REPORT

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Beginning Balance	Additions Charged to Cost and Expense	Deductions, Write-Offs and Recoveries	Ending Balance
DECEMBER 31, 2007
Note receivable, allowance for doubtful note	$394	$—	$—	$394

DECEMBER 31, 2006
Note receivable, allowance for doubtful note	$394	$—	$—	$394

DECEMBER 31, 2005
Note receivable, allowance for doubtful note	$394	$—	$—	$394

A. P. PHARMA  •  2007 ANNUAL REPORT  •  80

EXHIBIT INDEX

FORM 10-K ANNUAL REPORT

2.1 – Copy of Asset Purchase Agreement between Registrant and RP Scherer South, Inc. dated June 21, 2000.(1)

3-A – Copy of Registrant’s Certificate of Incorporation(2)

3-B – Copy of Registrant’s Bylaws.(2)

3-C – Copy of Registrant’s Certificate of Designation.(3)

3-D – Copy of Registrant’s Certificate of Amendment of Certificate of Incorporation.

3-E – Copy of Registrant’s Certificate of Amendment of Certificate of Incorporation.(4)

3-F – Copy of Registrant’s Certificate of Amendment of Certificate of Incorporation.(5)

4-A – Copy of Registrant’s Preferred Shares Rights Agreement.(6)

4-B – Copy of Registrant’s Form of Rights Certificate(7)

10-C – Registrant’s 1992 Stock Plan dated August 11, 1992.(8)*

10-D – Registrant’s 1997 Employee Stock Purchase Plan, as amended to date

10-E – Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant’s executive offices in Redwood City dated as of November 17, 1997.(9)

10-F – Registrant’s 2002 Equity Incentive Plan dated June 13, 2002.(10)*

10-G – Agreement between Registrant and RHEI Pharmaceuticals, Inc. (RHEI) granting exclusive license to RHEI to develop and sell APF530 in Greater China dated October 1, 2006.(11)

10-H – Royalty Interest Agreement between Registrant and Paul Royalty Fund dated January 18, 2006.(12)

10-I – Amended and Restated Retention and Non-Competition Agreement between the Registrant and Michael O’Connell effective August 23, 2007.(13)

10-J – Management Retention Agreement between the Registrant and Dr. John Barr dated as of November 8, 2007.(14)

10-K – Registrant’s 2007 Equity Incentive Plan.(15)

10-L – Form of 2007 Equity Incentive Plan Stock Option Agreement.(16)

10-M – Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.(17)

10-N – Agreement with Johnson & Johnson dated April 14, 1992.(18)

10-O – Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement*

10-P – Form of 2002 Equity Incentive Plan Stock Option Agreement*

10-Q – Form of 2002 Equity Incentive Plan Restricted Stock Agreement*

10-R – Amendment to the Registrant’s Non-Qualified Plan.(19)

10-S – Form of Indemnification Agreement*

10-T – Registrant’s Non-Qualified Plan dated June 13, 2002.(20)*

23.1 – Consent of Independent Registered Public Accounting Firm.

23.2 – Consent of Independent Registered Public Accounting Firm.

31.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Form 8-K dated July 25, 2000, and incorporated herein by reference.

81 •  A. P. PHARMA  •  2007 ANNUAL REPORT

(2)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(3)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Form 8-K dated December 19, 2006, and incorporated herein by reference.
(4)	Filed as an Exhibit No. 3.1 to Registrant’s Form 8-K dated May 14, 2001, and incorporated herein by reference.
(5)	Filed as Exhibit 3.1.1 to the registrant’s Registration Statement on Form S-1/A (Registration No. 333-141918) and incorporated herein by reference.
(6)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Form 8-K dated December 19, 2006, and incorporated herein by reference.
(7)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Form 8-K dated December 19, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit No. 28.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
(9)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(10)	Filed as Exhibit No. 99.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-90428), and incorporated herein by reference.
(11)	Filed as Exhibit 99.1 to Registrant’s Form 8-K dated December 19, 2006, and incorporated herein by reference.
(12)	Filed on Form 8K dated January 18, 2006.
(13)	Filed as Exhibit 10.14 to the Registrant’s Form 10-Q dated November 14, 2007 and incorporated herein by reference.
(14)	Filed as Exhibit 10.15 to the Registrant’s Form 10-Q dated November 14, 2007 and incorporated herein by reference.
(15)	Filed as Exhibit No 4.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-148660) and incorporated herein by reference.
(16)	Filed as Exhibit no. 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No 333-148660) and incorporated herein by reference.
(17)	Filed as Exhibit No 4.4 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-148660), and incorporated herein by reference.
(18)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(19)	Filed as Exhibit 10.16 to the Registrant’s Form 10-Q dated November 14, 2007 and incorporated herein by reference.
(20)	Filed as Exhibit No. 99.2 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-90428), and incorporated herein by reference.
*	Management contract or compensatory plans.

A. P. PHARMA  •  2007 ANNUAL REPORT  •  82