Form 10-Q
period 2008-03-31
AP PHARMA INC /DE/
filed 2008-05-15
CIK 818033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Small Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [   ]                                No [X]

At April 30, 2008, the number of outstanding shares of the Company's common stock, par value $.01, was 30,809,654.

A.P. Pharma, Inc

PART I.  Financial Information

Item 1:    Financial Statements:

A.P. Pharma, Inc.
Condensed Balance Sheets
(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$26,503	$33,510
Marketable securities	1,331	1,552
Accounts receivable	133	152
Prepaid expenses and other current assets	419	582
Total current assets	28,386	35,796

Property and equipment, net	1,212	1,079
Other long-term assets	75	75
Total assets	$29,673	$36,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,390	$1,437
Accrued expenses	3,654	4,347
Accrued disposition costs	463	423
Total current liabilities	5,507	6,207
Deferred revenue	1,000	1,000
Other long-term liabilities	218	269
Total liabilities	6,725	7,476

Stockholders' equity:
Common stock	137,769	137,438
Accumulated deficit	(114,771)	(107,926)
Accumulated other comprehensive loss	(50)	(38)
Total stockholders' equity	22,948	29,474
Total liabilities and stockholders' equity	$29,673	$36,950

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Contract revenue	$133	$-

Operating expenses:
Research and development	6,140	4,987
General and administrative	1,080	1,118
Total operating expenses	7,220	6,105
Operating loss	(7,087)	(6,105)
Interest income, net	280	148
Other income, net	3	-
Loss from continuing operations	(6,804)	(5,957)
Loss from discontinued operations	(40)	(8)
Loss before income taxes	(6,844)	(5,965)
Provision for income taxes	-	(36)
Net loss	$(6,844)	$(6,001)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.22)	$(0.94)
Net loss	$(0.22)	$(0.95)

Shares used to compute basic and
diluted net loss per share	30,773	6,331

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,844)	$(6,001)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss from discontinued operations	40	8
Depreciation and amortization	98	95
Stock-based compensation expense	295	163
Amortization of discount and accretion of premium on marketable securities	-	(22)
Changes in operating assets and liabilities:
Accounts receivable	(2)	(69)
Prepaid expenses and other current assets	163	87
Other long-term assets	-	19
Accounts payable	(47)	(195)
Accrued expenses	(709)	(232)
Net cash used in continuing operating activities	(7,006)	(6,147)

Net cash provided by (used in) discontinued operations	21	(21)
Net cash used in operating activities	(6,985)	(6,168)
Cash flows from investing activities:
Purchases of property and equipment	(231)	(21)
Maturities of marketable securities	-	1,500
Sales of marketable securities	209	3,361
Net cash provided by (used in) investing activities	(22)	4,840

Net decrease in cash and cash equivalents	(7,007)	(1,328)
Cash and cash equivalents, beginning of the period	33,510	2,333
Cash and cash equivalents, end of the period	$26,503	$1,005

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Notes to Condensed Financial Statements
March 31, 2008 and 2007 (unaudited)

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

 In addition to our lead drug candidate, we have a pipeline of other product candidates that use our Biochronomer technology. One of these, APF112, incorporates the well-known local anesthetic, mepivacaine. It is designed to provide up to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs, or opiates, which are used extensively in post-surgical pain management. Post-surgical pain can be treated with local anesthetics, but the usefulness of these is currently limited by the short duration of their effectiveness. For over a year our plan has been to initiate a Phase IIb clinical trial for APF112 in the first half of 2008, and recently we and our suppliers have been preparing trial materials.  In late April, 2008, we determined that some recently manufactured batches of our polymer, AP135, intended for use in our APF112 trial, contained an extraneous material not present in previous lots of AP135.  Investigation indicates a high probability that this extraneous substance was introduced into the production process at our contract manufacturer via the use of a solvent containing such material.  The presence of the material seems to affect only the cosmetic properties of the polymer, and based upon the results of tests we believe there are no related toxicology or drug release issues.  We are working closely with our manufacturer to verify the results of our investigation, and to establish appropriate procedures to eliminate the utilization of any solvent containing such extraneous material.

Based upon current information, we believe we will be able to conclude corrective actions and reinitiate production of APF112 trial materials in the second quarter of 2008.  This will, however, result in a deferral in the initiation of the planned APF112 Phase IIb trial into the third quarter of 2008.  There should be no impact of this manufacturing issue on the APF530 Phase III clinical trial, the planned timeline of announcing results of that trial in the third quarter and the submission of the APF530 NDA by year-end 2008.

We have several additional product candidates using our Biochronomer technology in early stages of development. For example, we plan to initiate a Phase I clinical trial of APF580 in the second quarter of 2008 for the controlled delivery of an opiate for pain relief. We believe the above-mentioned manufacturing issue experienced in preparing for the APF112 clinical trial will not affect the timelines associated with the APF580 program.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.  The condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.  These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (our “2007 10-K”).

Critical Accounting Policies and Estimates

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

•  Sale of Royalty Revenue

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million.  We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007.  We may receive an additional $2.5 million based on the satisfaction of certain predetermined milestones.

•  Cash Equivalents and Short-term Investments

We invest excess cash in a variety of high grade primarily short–term interest-bearing securities.  We consider all short-term investments in debt securities which have original maturities of less than three months at the date of purchase to be cash equivalents.  Investments with maturities of three months or longer are classified as marketable securities in the accompanying condensed balance sheets.  Marketable securities are classified as available for sale at the time of purchase and carried at fair value.  Unrealized gains or losses, if any, are recorded as other comprehensive income or loss in stockholders’ equity.  If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.   If the impairment is considered to be other-than–temporary, the security is written down to its estimated fair value.  Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (loss), net”.  The cost of all securities sold is based on the specific identification method.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At March 31, 2008, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

•  Stock-Based Compensation

We measure stock-based compensation at the grant date based on the award’s fair value and recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all  stock-based awards granted after January 1, 2006 and all stock-based awards granted prior to, but not vested as of January 1, 2006.

We have elected to calculate an award’s fair value based on the Black-Scholes option-pricing model.  The Black-Scholes model requires various assumptions, including expected option life and volatility.  If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.  Prior to January 1, 2008, we calculated the expected term of an option using the simplified method provided in Staff Accounting Bulletin No. 107 and starting January 1, 2008, we are using historical data to calculate the expected option term.

Recent Accounting Pronouncements

Effective January 1, 2008 we adopted SFAS 157, Fair Value Measurements (“SFAS157”).  In February 2008, the FASB issued FASB Staff Position No.  FAS 157-2, Effective Date of FASB Statement No 157, which provides a one year deferral ( effective for years beginning after November 15, 2008) of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 -  Inputs other than Level 1 that are observable, either directly or indirectly, such  as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our results of operations , financial condition or cash flow.

Effective January 1, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to apply the fair value option under SFAS 159.

Effective January 1, 2008, we adopted EITF 07-3, Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities (“EITF 07-03).  EITF 07-03 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed, subject to an assessment of recoverability.    The adoption did not have a material impact on our  results or operations or financial condition.

In November 2007, the EITF issued EITF Issue No. 07-1 ("EITF 07-1"), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture").  The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities.  Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008.  Management does not expect that the adoption EITF 07-1 will  have a material impact on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest of the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

(2)  FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):
	Level 1	Level 2	Level 3	Total
Money market funds	$26,441	$-	$-	$26,441
Asset backed securities	$-	$1,331	$-	$1,331
Total	$26,441	$1,331	$-	$27,772

(3)  NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. Such potentially dilutive securities at March 31, 2008 include outstanding stock options for 1,530,011 common shares and unearned restricted stock awards for 33,750 common shares.

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amount):

	Three Months
	Ended March 31,
	2008	2007
Operating expenses:
Research and development	$65	$57
General and administrative	230	106
Total stock-based compensation expense	$295	$163

Impact on basic and diluted net loss per common share	$.01	$.03

The following table summarizes option activity for the three months ended March 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at January 1, 2008	550,383	$8.57	5.67
Granted	1,027,300	$1.40
Expired and Forfeited	(47,672)	$4.86
Outstanding at March 31, 2008	1,530,011	$3.87	8.31

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates.  There were no sales under the Purchase Plan in the three month periods ended March 31, 2008 and 2007.  Shares available for future purchase under the Purchase Plan are 133,160 at March 31, 2008.

(5)  COMPREHENSIVE  LOSS

Comprehensive loss for the three months ended March 31, 2008 and 2007 consists of the following (in thousands):
	Three Months Ended March 31,
	2008	2007
Net loss	$6,844	$6,001
Unrealized losses (gains) on available-for-sale marketable securities	12	(7)
Comprehensive loss	$6,856	$5,994

(6)  INCOME TAXES

There is no provision for income taxes for the first quarter of 2008 because we incurred net operating losses.  In the first quarter of 2007 we recorded a catch up provision of $36,000 for California State Alternative Minimum Tax.

(7)  STOCKHOLDERS’ EQUITY

On June 19, 2007, we sold 24,393,939 shares of common stock in a public offering at a price of $1.65 per share, for net proceeds of approximately $37.2 million after deducting underwriting fees and costs associated with the offering. The shares were offered under our registration statement on Form S-1, as amended (Registration No. 333-141918).

On May 23, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware effecting a 1-for-4 reverse stock split of our common stock. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split.

On December 18, 2006, we entered into a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of January 2, 2007 (and to each person who acquires our common stock after that date unless determined otherwise by the board of directors) at the rate of one right for each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% or more of the outstanding shares of the Company’s common stock. Once exercisable, each right entitles the holder to purchase, at a price of $44.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of the Company’s common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 20% or more of the outstanding shares of the Company’s common stock by a person or group of affiliated or associated persons, (i) the Company consolidates with or merges into another entity, (ii) another entity consolidates with or merges into the Company or (iii) the Company sells or otherwise transfers 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the board of directors, may be exercised for such number of shares of common stock determined in accordance with the rights agreement. The Company has initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on December 31, 2016.

(8)  DISCONTINUED OPERATIONS

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

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$-	$16

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	(40)	(24)
Total loss from discontinued operations	$(40)	$(8)

Basic and diluted loss per common share from discontinued operations was less than $0.01 per share for the three months ended March 31, 2008 and 2007.

As of March 31, 2008, liabilities related to the discontinued operations in the amount of $463,000 include severance costs and accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

The cash provided by discontinued operations of $21,000 in 2008 relates to royalties received from GFS Chemicals, Inc. (“GFS”), a privately held company based in Columbus, Ohio, from sales of Analytical Standards products. The cash used in discontinued operations of $21,000 in 2007 relates to a payment of $52,000 in conjunction with   the Gross Profit Guaranty offset by royalties received from GFS from sales of Analytical Standards products.

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS. In this transaction, we received $2.1 million on closing and were entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%.  As of March 31, 2008, all royalties due from GFS have been received.

In conjunction with the terms of an agreement with RP Scherer, a subsidiary of Cardinal Health, where we sold certain technology rights associated with our cosmeceutical and toiletry business, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier with the two period test. Therefore, we expect the annual Gross Profit Guaranty payment to range from $100,000 to $200,000 for the remainder of the guaranty period. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $460,000 and $420,000 related to the amount due under the gross profit guaranty is included in accrued disposition costs as of March 31, 2008 and December 31, 2007, respectively.

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

Results of Operations for the Three months Ended March 31, 2008 and 2007 (in thousands unless otherwise indicated)

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $133 and $0 for the three months ended March 31, 2008 and 2007, respectively.  The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators.  Therefore, we cannot predict the amount of contract revenue in future periods.

Our revenue has been derived principally from contract revenue.  In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007, which were recorded as gain on sale of interest in royalties. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. The royalty interest agreement was entered into by the parties in January 2006, but the effective date of the sale of the royalty interest was October 1, 2005. The royalties recognized by the Company from October 1, 2005 through December 31, 2005 were accounted for as an offset against the $25 million gain. As a result of this transaction, there were no royalties for the first quarter of 2008 and 2007.  We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Research and development expense for the three months ended March 31, 2008 increased by $1,153 from $4,987 for the three months ended March 31, 2007 to $6,140 primarily due to increased expenditures on APF580, our undisclosed opiate product candidate for pain, personnel and related costs to support our expanded activities including increased expenditures in conjunction with our Phase 3 trial for APF530 and ,to a lesser extent expenditures on  APF112, our post-operative pain product. We expect research and development expense to increase in 2008, over the 2007 level reflecting development personnel to support the expanded clinical trial and other activities with some offset from reduced APF530 expenses.

General and administrative expense decreased for the three months ended March 31, 2008 by $38 from $1,118 for the three months ended March 31, 2007 to $1,080 due primarily to decreased professional fees and salary and related, offset somewhat by increased stock-based compensation expense.  Changes in the rate of general and administrative expenses for the remaining quarters of 2008 will depend primarily on the timing and costs associated with executive recruitment activities.

Net interest income increased for the three months ended March 31, 2008 by $132 to $280 from $148 for the three months ended March 31, 2007 primarily due to higher average balance of cash, cash equivalents and marketable securities.

Loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000.  Net loss from discontinued operations totaled $40 for the three months ended March 31, 2008, compared with a net income of $8 in the three months ended March 31, 2007.  The $40 loss for the three months ended March 31, 2008 reflects our expectation that the Gross Profit Guaranty payment for 2008 will be in the range of $100,000 to $200,000 for 2008.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities decreased by $7.2 million to $27.8 million at March 31, 2008 from $ 35.0 million at December 31, 2007 due primarily to our net loss for the three months ended March 31, 2008.

Net cash used in continuing operating activities for the three months ended March 31, 2008 was $7.0 million, compared to net cash used of $6.1 million for the three months ended March 31, 2007.  The increase in net cash used by continuing operating activities from 2008 to 2007 was mainly due to the increased loss in 2008, as compared to the same period in 2007.

Net cash used by investing activities for the three months ended March 31, 2008 was $22,000, compared to net cash provided of $4.8 million from investing activities for the three months ended March 31, 2007. The increase in cash used in investing activities was primarily due to lower sales and maturities of marketable securities in the three months ended March 31, 2008, as compared to the same period in 2007.

To date, we have financed our operations including technology and product research and development through the sale of common stock, royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®. Our existing cash, cash equivalents and marketable securities, together with interest income will be sufficient to meet our cash needs for at least one year.

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

We may not be able to raise sufficient additional capital when we need it or to raise capital on favorable terms.  The sale of additional equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Below is a summary of fixed payments related to certain contractual obligations (in thousands).  This table excludes amounts already recorded on our condensed balance sheet as current liabilities at March 31, 2008.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Other Operating Leases	$1,618	$537	$1,067	$14	$-

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments.  We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities.  At March 31, 2008, 95% of our portfolio was held in a money market fund.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer who is also the Interim Chief Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer/Interim Chief Financial Officer concluded that as of March 31, 2008, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert him in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls:  During the three months ended March 31, 2008, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in the "RISK FACTORS" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5. Other Matters

Not applicable.

Item 6. Exhibits

Exhibit 31 Certification of Chief Executive Officer / Interim Chief Financial Officer pursuant to Rules 13a-15(f) Promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 32 Certification of Chief Executive Officer / Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: May 14, 2007	/S/ Gregory Turnbull
Gregory Turnbull
President, Chief Executive Officer and Interim Chief Financial Officer