Form 10-Q
period 2008-06-30
AP PHARMA INC /DE/
filed 2008-08-14
CIK 818033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                              to

Commission File Number 001-33221

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
Yes [X]                                No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer” , “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Small Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [   ]                                No [X]

At July 31, 2008, the number of outstanding shares of the Company's common stock, par value $.01, was 30,891,465.

Table of Contents

A.P. Pharma, Inc

PART I.  Financial Information

Item 1:    Financial Statements:

A.P. Pharma, Inc.
Condensed Balance Sheets
(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,356	$33,510
Marketable securities	1,164	1,552
Accounts receivable	152	152
Prepaid expenses and other current assets	489	582
Total current assets	22,161	35,796

Property and equipment, net	1,163	1,079
Other long-term assets	103	75
Total assets	$23,427	$36,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,285	$1,437
Accrued expenses	3,329	4,347
Accrued disposition costs	501	423
Total current liabilities	5,115	6,207
Deferred revenue	1,000	1,000
Other long-term liabilities	131	269
Total liabilities	6,246	7,476

Stockholders' equity:
Common stock	138,135	137,438
Accumulated deficit	(120,900)	(107,926)
Accumulated other comprehensive loss	(54)	(38)
Total stockholders' equity	17,181	29,474
Total liabilities and stockholders' equity	$23,427	$36,950

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Contract revenue	$152	$160	$284	$160

Operating expenses:
Research and development	5,538	3,763	11,678	8,749
General and administrative	863	872	1,943	1,991
Total operating expenses	6,401	4,635	13,621	10,740

Operating loss	(6,249)	(4,475)	(13,337)	(10,580)

Interest income, net	155	156	436	304
Gain on sale of interest in royalties	—	2,500	—	2,500
Other income, net,	4	3	7	3
Loss from continuing operations	(6,090)	(1,816)	(12,894)	(7,773)
Income (loss) from discontinued operations	(40)	40	(80)	32
Loss before income taxes	(6,130)	(1,776)	(12,974)	(7,741)
Provision for income taxes	—	—	—	(36)
Net loss	$(6,130)	$(1,776)	$(12,974)	$(7,777)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.20)	$(0.19)	$(0.42)	$(0.98)
Net loss	$(0.20)	$(0.19)	$(0.42)	$(0.98)

Shares used to compute basic and diluted net
loss per share	30,800	9,591	30,786	7,961

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,974)	$(7,777)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss (gain) from discontinued operations	80	(32)
Depreciation and amortization	204	189
Stock-based compensation expense	578	276
Amortization of discount and accretion of premium
on marketable securities	—	334
Changes in operating assets and liabilities:
Accounts receivable	(20)	(99)
Prepaid expenses and other current assets	93	(15)
Other long-term assets	(28)	15
Accounts payable	(152)	(55)
Accrued expenses	(1,067)	(515)
Net cash used in continuing operating activities	(13,286)	(7,679)

Net cash provided by (used in) discontinued operations	19	(4)
Net cash used in operating activities	(13,267)	(7,683)
Cash flows from investing activities:
Purchases of property and equipment	(288)	(31)
Maturities of marketable securities	372	2,825
Sales of marketable securities	—	5,678
Net cash provided by investing activities	84	8,472

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance cost	—	37,550
Proceeds from the exercise of stock options	2	—
Proceeds from issuance of shares under the
Employee Stock Purchase Plan	27	38
Net cash provided by financing activities	29	37,588

Net increase (decrease) in cash and cash equivalents	(13,154)	38,377
Cash and cash equivalents, beginning of the period	33,510	2,333
Cash and cash equivalents, end of the period	$20,356	$40,710

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.
Notes to Condensed Financial Statements
June 30, 2008 and 2007 (unaudited)

(1)  BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions. Our lead product candidate, APF530, is currently in a pivotal Phase III clinical trial for the prevention of acute and delayed onset chemotherapy-induced nausea and vomiting, or CINV. We completed enrollment of our pivotal Phase III clinical trial in the second quarter of 2008 and to expect to announce results of that trial in the third quarter of 2008. We expect to submit our new drug application, or NDA, for approval of APF530 in the fourth quarter of 2008.

Our primary focus is to advance our proprietary Biochronomer technology, consisting of bioerodible polymers designed to release drugs over a defined period. The Biochronomer technology can effectively deliver drugs over periods varying from days to several months.  We have completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated.  We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including prevention of nausea and vomiting, pain management, control of inflammation and treatment of ophthalmic diseases. Our lead product candidate, which utilizes our proprietary Biochronomer technology, is APF530. APF530 is designed to prevent CINV for at least five days and contains granisetron, a drug approved for this indication. In September 2005, we completed a Phase II clinical trial of APF530 that achieved all of its primary and secondary endpoints. In May 2006, we initiated our pivotal Phase III clinical trial with AFP530. We believe that this clinical trial will lead to regulatory approval of APF530 for the prevention of acute and delayed onset CINV for patients undergoing both moderately and highly emetogenic, or vomit-inducing, chemotherapy.

In addition to our lead drug candidate, we have a pipeline of other product candidates. One of these, APF112, incorporates the well-known local anesthetic, mepivacaine. It is designed to provide up to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs, or opiates, which are used extensively in post-surgical pain management. Post-surgical pain can be treated with local anesthetics, but the usefulness of these drugs is currently limited by the short duration of their effectiveness.  A longer acting local anesthetic would be expected to result in better pain management and a reduced need for opiates.  Our plan was to initiate a Phase IIb clinical trial for APF112 in the first half of 2008.  However, in late April 2008, we determined that some recently manufactured batches of our polymer, AP135, intended for use in our APF112 trial, contained trace amounts of an extraneous material not present in previous lots of APF135.  Investigation indicated that this extraneous substance was introduced into the production process at our contract manufacturer via the use of a solvent.  Based upon the results of additional testing we believe that the presence of the material affects only the cosmetic properties of the polymer and there are no related toxicology or drug release issues.  We are working closely with our manufacturer to establish permanent and rigorous inspection procedures to prevent the occurrence of any future contamination.

Corrective actions have been taken and production of APF112 trial materials was resumed late in the second quarter of 2008.  This has, however, resulted in a delay in the planned initiation of the APF112 Phase IIb trial into the fourth quarter of 2008.  This manufacturing issue will have no impact on the APF530 development timelines.

We have several additional product candidates using our Biochronomer technology in early stages of development.  This includes APF580, which incorporates an opiate into our Biochronomer technology, and is designed to provide analgesia lasting up to seven days by a single injection.  It is targeted for situations where the intensity and duration of pain require use of an opiate rather than a local anesthetic.

Animal studies with APF580 are currently being conducted, and data from those studies are being supplemented with additional preclinical data from an ongoing research and development agreement with a major animal health company, which is evaluating APF580 for use in cats and dogs.  We are currently completing our preparation of the Investigational New Drug Application (IND) for APF580.

The submission of the IND, which was originally planned for late in the second quarter of 2008, is now expected in the third quarter of 2008. The delay versus previous expectations was largely due to an extended period of time for the collection of certain preclinical information and not a result of the above-mentioned manufacturing issue involving AP135.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.  The condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.  These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2008 (our “2007 10-K”).

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

•  Sale of Royalty Revenue

In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million.  We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007.  We may receive an additional $2.5 million based on the satisfaction of certain other predetermined milestones.

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

•  Clinical Trial Accruals

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. The Phase III clinical trial of APF530 has a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been accurate and no material adjustments have had to be made.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At June 30, 2008, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Recent Accounting Pronouncements

Effective January 1, 2008 we adopted SFAS 157, Fair Value Measurements (“SFAS157”).  In February 2008, the FASB issued FASB Staff Position No.  FAS 157-2, Effective Date of FASB Statement No 157, which provides a one year deferral (effective for years beginning after November 15, 2008) of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flow.

Effective January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to apply the fair value option under SFAS 159.

Effective January 1, 2008, we adopted EITF 07-3, Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities (“EITF 07-03).  EITF 07-03 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed, subject to an assessment of recoverability.    The adoption did not have a material impact on our results of operations or financial condition.

In November 2007, the EITF issued EITF Issue No. 07-1 ("EITF 07-1"), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture").  The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008.  Management does not expect that the adoption EITF 07-1 will have a material impact on our financial position and results of operations.

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

In December 2007, the FASB approved the issuance of SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will now be termed non-controlling interests.  SFAS 160 requires non-controlling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  At this time, we do not expect adoption of SFAS 160 to have any impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 ( “SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting.  Under SFAS 161, entities are required to provide enhanced disclosures relating to:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133’) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have any impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing  renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No 142 Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented by major intangible asset class.  FSP 142-3, must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  We do not expect adoption of FSP142-3 to have any impact on our financial position, results of operations or cash flows.

(2)  FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):
	Level 1	Level 2	Level 3	Total
Money market funds	$20,033	$—	$—	$20,033
Asset backed securities	—	1,164	—	1,164
Total	$20,033	$1,164	$—	$21,197

(3)  NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. Such potentially dilutive securities at June 30, 2008 include outstanding stock options for 1,586,480 common shares and unearned restricted stock awards for 72,750 common shares.

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amount):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$220	$48	$285	$104
General and administrative	63	65	293	172
Total stock-based compensation expense	$283	$113	$578	276

Impact on basic and diluted net loss per common share	$.01	$.01	$.02	$.03

The following table summarizes option activity for the six months ended June 30, 2008:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	550,383	$ 8.57
Granted	1,099,300	$ 1.42
Expired and Forfeited	(61,495)	$ 8.74
Exercised	(1,708)	$ 1.37
Outstanding at June 30, 2008	1,586,480	$ 3.62

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates.  Sales under the purchase plan in the six months periods ending June 30, 2008 and 2007 were 26,103 and 11,254 shares at an average price of $1.03 and $3.40 per share respectively.  Shares available for future purchase under the Purchase Plan are 107,057 at June 30, 2008.

We modified our ESPP such that the length of all offering periods, beginning May 1, 2008 is six months. Consequently, there is no reset feature associated with any new offering period. Our closing stock price on the April 30, 2008 ESPP purchase date was lower than the closing price on the November 1, 2007 offering date. As a result, participants were re-enrolled into a new six-month offering period, beginning May 1, 2008 and ending October 31, 2008. As a result of the amendment, $41 of compensation cost was accelerated or generated of which $33 was recognized during the quarter ended June 30, 2008.

(5)  COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2008 and 2007 consists of the following (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(6,130)	$(1,776)	$(12,974)	$(7,777)
Unrealized gains (losses) on available-for-sale marketable securities	(4)	5	(16)	12
Comprehensive loss	$(6,134)	$(1,771)	$(12,990)	$(7,765)

(6)  INCOME TAXES

There is no provision for income taxes for the three or six months ended June 30, 2008 because we incurred net operating losses.  In the first quarter of 2007 we recorded a catch up provision of $36 for California State Alternative Minimum Tax.

(7)  STOCKHOLDERS’ EQUITY

In June, 2007, we sold 24,393,939 shares of common stock in a public offering at a price of $1.65 per share, for net proceeds of approximately $37.2 million after deducting underwriting fees and costs associated with the offering. The shares were offered under our registration statement on Form S-1, as amended (Registration No. 333-141918).

On May 23, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware affecting a 1-for-4 reverse stock split of our common stock. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split.

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

Income (loss) from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$—	$1	$—	$17

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	(40)	39	(80)	15
Total income (loss) from discontinued operations	$(40)	$40	$(80)	$32

Basic and diluted income (loss) per common share from discontinued operations was less than $0.01 per share for the three and six months ended June 30, 2008 and 2007.

As of June 30, 2008, liabilities related to the discontinued operations in the amount of $501 represent accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

The cash provided by discontinued operations of $19 in 2008 relates to royalties received from GFS Chemicals, Inc. (“GFS”), a privately held company based in Columbus, Ohio, from sales of Analytical Standards products. The cash used in discontinued operations of $4 in 2007 relates to a payment of $52 in conjunction with   the Gross Profit Guaranty offset by royalties received from GFS from sales of Analytical Standards products.

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS. In this transaction, we received $2.1 million on closing and were entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%.  As of June 30, 2008, all royalties due from GFS have been received.

In conjunction with the terms of an agreement with RP Scherer, a subsidiary of Cardinal Health, where we sold certain technology rights associated with our cosmeceutical and toiletry business, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier with the two period test. Therefore, we expect the annual Gross Profit Guaranty payment to range from $100 to $200 per annum. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the product; we have requested documentation of actual costs and have accrued for 2008 at the historical rate. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $501 and $420 related to the amount due under the gross profit guaranty is included in accrued disposition costs as of June 30, 2008 and December 31, 2007, respectively.

(9) SUBSEQUENT EVENTS

On July 3, 2008, our Board of Directors approved an increase to the number of shares available for grant under our Non-Qualified Stock Option Plan by one million shares. The Non-Qualified Stock Option Plan is used for inducement grants.

On July 7, 2008 we announced the appointment of Ronald Prentki as our President and Chief Executive Officer (CEO). In conjunction with Ron’s appointment, he was granted a stock option for 1.4 million shares. The options vest over a four year period with 25% of the shares vesting one year from July 7, 2008 and have an exercise price of $1.19, the fair market value on the date of the grant.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with timely development, approval, launch and acceptance of new products, satisfactory completion of clinical studies, establishment of new corporate alliances, progress in research and development programs, reliance on third parties, including contract manufacturers and other risks and uncertainties identified in the Company's filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (in thousands unless otherwise indicated)

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $152, $160, $284 and $160 for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively.  The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators.  Therefore, we cannot predict the amount of contract revenue in future periods.

Research and development expense for the three months ended June 30, 2008 increased by $1,775 from $3,763 for the three months ended June 30, 2007 to $5,538. The increase was primarily as a result of an increase in our APF530 Phase 3 clinical trial and related costs.  Additionally, there were increases in costs associated with our post-operative pain product and our undisclosed opiate pain product.  Salaries and related costs, including stock based compensation, increased to support the increased activities and outside costs also increased.  Research and development expense for the six months ended June 30, 2008 increased by $2,929 from $8,749 for the six months ended June 30, 2007 to $11,678.  The increase was primarily due to increased expenses for our undisclosed opiate pain product, increased clinical trial and related expenses for APF530 and increased expenses for our post-operative pain product.  Salaries and related costs, including stock based compensation, also increased to support the increased clinical activities,  as did outside costs.  We expect research and development expense to decrease in the second half of 2008, reflecting the completion of our Phase 3 study for APF530.

General and administrative expense decreased for the three months ended June 30, 2008 by $9 from $872 for the three months ended June 30, 2007, to $863.  General and administrative expense decreased by $48 for the six months ended June 30, 2008 from $1991 for the six months ended June 30, 2007, to $1943.  Stock-based compensation expense was higher for the six months offset by lower outside services and salaries.  We expect general and administrative expense in the second half of 2008 to increase due to the appointment of our new Chief Executive Officer and costs associated with other executive recruitment activities.

Interest income, net, increased for the six months ended June 30, 2008 by $132 to $436 from $304 for the six months ended June 30, 2007 primarily due to higher average balance of cash, cash equivalents and marketable securities.

 In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007, which was recorded as gain on sale of interest in royalties. We may receive up to an additional $2.5 million based on the satisfaction of certain other predetermined milestones.

Loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000.  Net loss from discontinued operations totaled $40 for the three months ended June 30, 2008, compared to net income of $40 in the three months ended June 30, 2007.  Net loss from discontinued operations totaled $80 for the six months June 30, 2008 compared to net income of $32 for the six months ended June 30, 2007. The loss for the three and six months ended June 30, 2008 reflects our expectation that the Gross Profit Guaranty payment for 2008 will be in the range of $100 to $200 for 2008.  The company that now owns rights to the cosmeceutical and toiletries business has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the product; we have requested documentation of actual costs.

Capital Resources and Liquidity

Cash and cash equivalents decreased by $13.1 million to $20.4 million at June 30, 2008 from $ 33.5 million at December 31, 2007 due primarily to our net loss for the six months ended June 30, 2008.

Net cash used in continuing operating activities for the six months ended June 30, 2008 was $13.3 million, compared to net cash used of $7.7 million for the six months ended June 30, 2007.  The increase in net cash used by continuing operating activities from 2008 to 2007 was mainly due to the increased loss in 2008, as compared to the same period in 2007.

Net cash provided by investing activities for the six months ended June 30, 2008 was $84, compared to net cash provided of $8.5 million from investing activities for the six months ended June 30, 2007. The decrease in cash provided by investing activities was primarily due to lower sales and maturities of marketable securities in the six months ended June 30, 2008, as compared to the same period in 2007.

In the six months ended June 30, 2007 $37.6 million cash was provided by proceeds from issuance of common stock, net of estimated issuance costs.

To date, we have financed our operations including technology and product research and development through the sale of common stock, royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®. We believe our existing cash, cash equivalents and marketable securities, together with interest income will be sufficient to meet our cash needs for at least one year. We anticipate expenditures to decrease as activities associated with our Phase III APF530 trial are winding down.

Our  capital requirements going forward from 2008 will depend on numerous factors including, among others, our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; resources required for gross margin guarantees, potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands).  This table excludes amounts already recorded on our condensed balance sheet as current liabilities at June 30, 2008.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Other Operating Leases	$1,534	$544	$956	$34	$—

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments.  We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities.  At June 30, 2008, 93% of our cash, cash equivalents and marketable securities was held in money market funds.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2008, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls:  During the three and six  months ended June 30, 2008,  there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in the "RISK FACTORS" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.   Submission of Matters to a Vote of Security Holders

Our annual shareholders’ meeting was held on May 28, 2008, at which the following proposals were approved.

Proposal I:                       Election of the following directors:

	Votes For	Votes Withheld
Paul Goddard	21,560,039	3,093,472
Peter Riepenhausen	21,580,967	3,072,544
Toby Rosenblatt	21,451,544	3,201,967
Arthur Taylor	21,579,015	3,074,496
Gregory Turnbull	21,565,165	3,088,346
Robert Zerbe	21,579,539	3,073,972

Proposal II:                       To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

Votes For	Votes Against	Abstain
24,524,835	104,681	23,995

Item 5. Other Events

On July 3, 2008, our Board of Directors approved an increase to the number of shares available for grant under our Non-Qualified Stock Option Plan by one million shares. The Non-Qualified Stock Option Plan is used for inducement grants.

Item 6. Exhibits

Exhibit 10-U Employment Letter Agreement with Ronald Prentki, President and Chief Executive Officer

Exhibit 31.1  Certification of Chief Executive Officer pursuant to Rules 13A-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2  Certification of Interim Chief Financial Officer pursuant to Rules 13A- 15(f) promulgated under the Securities exchange Act of 1934, as amended.

Exhibit 32     Certifications of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: August 14, 2008	/s/ Ronald J. Prentki
Ronald J. Prentki
President and Chief Executive Officer

Date: August 14, 2008	/s/ Gregory Turnbull
Gregory Turnbull
Interim Chief Financial Officer