Form 10-Q
period 2008-09-30
AP PHARMA INC /DE/
filed 2008-11-07
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33221

A.P. PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2875566
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

123 Saginaw Drive Redwood City CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 366-2626

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

At October 31, 2008, the number of outstanding shares of the Company’s common stock, par value $.01, was 30,941,149.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,680	$33,510
Marketable securities	859	1,552
Accounts receivable	32	152
Prepaid expenses and other current assets	323	582

Total current assets	16,894	35,796
Property and equipment, net	1,060	1,079
Other long-term assets	103	75

Total assets	$18,057	$36,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$715	$1,437
Accrued expenses	4,435	4,347
Accrued disposition costs	541	423

Total current liabilities	5,691	6,207
Deferred revenue	1,000	1,000
Other long-term liabilities	72	269

Total liabilities	6,763	7,476

Stockholders’ equity:
Common stock	138,463	137,438
Accumulated deficit	(127,106)	(107,926)
Accumulated other comprehensive loss	(63)	(38)

Total stockholders’ equity	11,294	29,474

Total liabilities and stockholders’ equity	$18,057	$36,950

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contract revenue	$64	$121	$348	$280

Operating expenses:
Research and development	5,069	4,595	16,747	13,344
General and administrative	1,272	762	3,215	2,753

Total operating expenses	6,341	5,357	19,962	16,097

Operating loss	(6,277)	(5,236)	(19,614)	(15,817)
Interest income, net	111	561	547	865
Gain on sale of interest in royalties	—	—	—	2,500
Other income (expense), net	1	(3)	8	1

Loss from continuing operations	(6,165)	(4,678)	(19,059)	(12,451)
Income (loss) from discontinued operations	(40)	1	(120)	33

Loss before income taxes	(6,205)	(4,677)	(19,179)	(12,418)
Provision for income taxes	—	(8)	—	(44)

Net loss	$(6,205)	$(4,685)	$(19,179)	$(12,462)

Basic and diluted net loss per share:
Loss from continuing operations	$(020)	$(0.15)	$(0.62)	$(0.80)

Net loss	$(0.20)	$(0.15)	$(0.62)	$(0.80)

Shares used to compute basic and diluted net loss per share	30,819	30,736	30,806	15,553

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,179)	$(12,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	120	(33)
Depreciation and amortization	310	271
Stock-based compensation expense	906	253
Amortization of discount and accretion of premium on marketable securities	—	(70)
Changes in operating assets and liabilities:
Accounts receivable	100	(104)
Prepaid expenses and other current assets	260	(244)
Other long-term assets	(28)	17
Accounts payable	(722)	(272)
Accrued expenses	(22)	(93)

Net cash used in continuing operating activities	(18,255)	(12,737)
Net cash provided by (used in) discontinued operations	19	(186)

Net cash used in operating activities	(18,236)	(12,923)

Cash flows from investing activities:
Purchases of property and equipment	(291)	(108)
Maturities of marketable securities	668	4,875
Sales of marketable securities	—	6,460

Net cash provided by investing activities	377	11,227

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance cost	—	37,198
Proceeds from the exercise of stock options	2	—
Proceeds from issuance of shares under the Employee Stock Purchase Plan	27	38

Net cash provided by financing activities	29	37,236

Net increase (decrease) in cash and cash equivalents	(17,830)	35,540
Cash and cash equivalents, beginning of the period	33,510	2,333

Cash and cash equivalents, end of the period	$15,680	$37,873

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

September 30, 2008 and 2007 (unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our product development philosophy is based on incorporating approved therapeutics into our proprietary bioerodible drug delivery technology to create controlled release pharmaceuticals to improve treatments for diseases or conditions. The Biochronomer technology can effectively deliver drugs over periods varying from days to several months. We have completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including prevention of nausea and vomiting, pain management and control of inflammation. Our lead product candidate, APF530, is the subject of a recently concluded pivotal Phase III clinical trial for the prevention of acute and delayed onset chemotherapy-induced nausea and vomiting, or CINV, is designed to prevent CINV for at least five days and contains granisetron, a drug approved for this indication.

We completed enrollment and patient treatment of this APF530 clinical trial in the second quarter of 2008, encompassing 1,395 patients treated at 103 centers in the United States, Poland and India. We announced positive top-line data from the trial on September 30, 2008, followed by the release of more detailed data on November 5, 2008. We expect to submit our new drug application, or NDA, to the U.S. Food and Drug Administration (FDA) for approval of APF530 in December 2008.

The goals of the Phase III trial were to demonstrate the safety and efficacy of APF530 in the treatment of CINV following the administration of highly or moderately emetogenic chemotherapy, and to establish an effective dose for APF530, creating a data package suitable for inclusion in the NDA that we plan to submit to the FDA during December of 2008. In the trial 5mg and 10mg doses of granisetron were evaluated; based on the results the 10mg dose appears to provide greater efficacy with a side effect profile similar to the 5mg dose. As such, the APF530 10mg dose will be the proposed therapeutic dose included in the NDA. The NDA will be submitted under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, whereby we can rely on the significant clinical data for safety and efficacy of APF530’s active ingredient, granisetron.

The trial was structured to compare the two APF530 doses with Aloxi in four different assessments: acute onset (0 to 24 hours after chemotherapy) and delayed onset (24 to 120 hours after chemotherapy) CINV following both moderately and highly emetogenic chemotherapy. The 10mg dose of APF530 achieved complete response (CR) rates that were numerically higher than Aloxi across all four assessments. The results met the primary endpoint of “non-inferiority” (comparability) for three assessments, including moderately emetogenic (acute and delayed onset) and highly emetogenic (acute onset). Although the CR rates for APF530 were numerically higher than those for Aloxi in the highly emetogenic delayed onset assessment, they did not achieve the primary endpoint of superiority vs. Aloxi in this segment. Aloxi is not approved for use in highly emetogenic delayed onset CINV. CR was defined as the absence of emetic episodes and use of anti-emetic rescue medications during a specified period of time.

The results summarized below are the primary endpoints from the study, with such data being drawn from the first cycle of four cycles of treatment available to the patients:

Complete Response by Treatment – Cycle 1

Emetogenicity Level	Treatment Group			Statistics vs. Aloxi (Confidence Interval)
	APF530 (5mg)	APF530 (10mg)	Aloxi	5mg	10mg
Moderately emetogenic	(n=214)	(n=212)	(n=208)
• Acute onset	74.8%	76.9%	75.0%	NI (-9.8, 9.3)	NI (-7.5, 11.4)
• Delayed onset	51.4%	59.0%	57.7%	I (-17.1, 4.6)	NI (-9.5, 12.1)
Highly emetogenic	(n=229)	(n=240)	(n=238)
• Acute onset	77.7%	81.3%	80.7%	NI (-12.1,6.1)	NI (-8.2, 9.3)
• Delayed onset	64.6%	68.3%	66.4%	NS (-12.4, 8.8)	NS (-8.3, 12.2)

(NI) Non-inferior efficacy was established using a modified Bonferroni step down procedure. AP530 non-inferior to Aloxi (i.e. lower bound of adjusted 95% CI for AP530), Aloxi difference excludes less than or equal to negative 15%. The Confidence Intervals shown for the moderately emetogenic and highly emetogenic levels are 97.5% and 98.3%, respectively. (NS) No significant difference. (I) Inferior efficacy.

In addition to our lead drug candidate, we have a pipeline of other product candidates. One of these, APF112, incorporates the well-known local anesthetic, mepivacaine. It is designed to provide up to 36 hours of post-surgical pain relief and to minimize the use of morphine-like drugs, or opiates, which are used extensively in post-surgical pain management. Post-surgical pain can be treated with local anesthetics, but the usefulness of these drugs is currently limited by the short duration of their effectiveness. A longer acting local anesthetic would be expected to result in better pain management and a reduced need for opiates. Our plan was to initiate a Phase IIb clinical trial for APF112 in 2008. We have temporarily deferred ongoing APF112 development activities in order to devote our complete attention and resources towards the APF530 NDA and negotiations of a commercialization partnership for that CINV prevention product.

We have other additional product candidates using our Biochronomer technology in early stages of development. This includes APF580, which incorporates an opiate into our Biochronomer technology, and is designed to provide analgesia lasting up to seven days by a single injection. It is targeted for situations where the intensity and duration of pain require use of an opiate rather than a local anesthetic. Animal studies with APF580 are currently being conducted, and data from those studies are being supplemented with additional preclinical data from a research and development agreement with a major animal health company, which is evaluating a variant of APF580 for use in cats and dogs.

Our Investigational New Drug Application (IND) for APF580 was successfully filed with the FDA during the third quarter of 2008. As with APF112, we have temporarily deferred ongoing APF580 development activities in order to devote our complete attention and resources towards the APF530 NDA and negotiations of a commercialization partnership for our CINV product.

Additionally, as further discussed in Note 9, Subsequent Events, in November 2008 in conjunction with focusing our efforts and resources on APF530 and putting earlier stage development programs “on hold”, we eliminated approximately 35% of our workforce and implemented other cash conservation measures, including broad operating expense constraints

To date, we have financed our operations including technology and product research and development through the sale of common stock, royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®. We anticipate expenditures to decrease as activities associated with our Phase III APF530 trial wind down, we have placed earlier development stage programs on hold , have implemented a significant headcount reduction and imposed operating expense constraints. We believe our existing cash, cash equivalents and marketable securities, together with interest income will be sufficient to meet our cash needs into the third quarter of 2009.

Our capital requirements going forward will depend on numerous factors including, among others, our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; resources required for gross margin guarantees, potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other period. The condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2008 (our “2007 10-K”).

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

We invest excess cash primarily in various money market funds. We have also invested a minor portion of our portfolio in high grade primarily short–term interest-bearing securities. We consider all short-term investments in debt securities which have original maturities of less than three months at the date of purchase to be cash equivalents. Investments with maturities of three months or longer are classified as marketable securities in the accompanying condensed balance sheets. Marketable securities are classified as available for sale at the time of purchase and carried at fair value. Unrealized gains or losses, if any, are recorded as other comprehensive income or loss in stockholders’ equity. If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is considered to be other-than–temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (loss), net”. The cost of all securities sold is based on the specific identification method.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At September 30, 2008, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Effective January 1, 2008, we adopted EITF 07-3, Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities (“EITF 07-03). EITF 07 03 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed, subject to an assessment of recoverability. The adoption did not have a material impact on our results of operations or financial condition.

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. Management does not expect that the adoption EITF 07-1 will have a material impact on our financial position and results of operations.

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

(2) FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$15,549	$—	$—	$15,549
Asset backed securities	—	859	—	859

Total	$15,549	$859	$—	$16,408

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. Such potentially dilutive securities at September 30, 2008 include outstanding stock options for 3,073,123 common shares and unearned restricted stock awards for 72,750 common shares.

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amount):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Operating expenses:
Research and development	$98		$(31)	$383	$73
General and administrative	230		8	523	180

Total stock-based compensation expense	$328		$(23)	$906	$253

Impact on basic and diluted net loss per common share	$.01	$	*	$.03	$.02

*	Impact on basic and diluted net loss per common share was less than $0.01 per share.

The following table summarizes option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	550,383	$8.57
Granted	2,599,300	$1.29
Expired and Forfeited	(74,852)	$7.52
Exercised	(1,708)	$1.37

Outstanding at September 30, 2008	3,073,123	$2.44

Non- Qualified Stock Option Plan. On July 3, 2008, our Board of Directors approved an increase to the number of shares available for grant under our Non-Qualified Stock Option Plan by one million shares. The Non-Qualified Stock Option Plan is used for inducement grants.

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan ( “ESPP”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the ESPP. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the ESPP in the nine months periods ending September 30, 2008 and 2007 were 26,103 and 11,254 shares at an average price of $1.03 and $3.40 per share respectively. Shares available for future purchase under the ESPP are 107,057 at September 30, 2008.

We modified our ESPP such that the length of all offering periods, beginning May 1, 2008 is six months. Consequently, there is no reset feature associated with any new offering period. Our closing stock price on the April 30, 2008 ESPP purchase date was lower than the closing price on the November 1, 2007 offering date. As a result, participants were re-enrolled into a new six-month offering period, beginning May 1, 2008 and ending October 31, 2008. As a result of the amendment, $41 of compensation cost was accelerated or generated of which $6 and $39 was recognized during the three and nine months ended September 30, 2008, respectively.

(5) COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2008 and 2007 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,205)	$(4,685)	$(19,179)	$(12,462)
Unrealized losses on available-for-sale marketable securities	(9)	(20)	(25)	(8)

Comprehensive loss	$(6,214)	$(4,705)	$(19,204)	$(12,470)

(6) INCOME TAXES

There is no provision for income taxes for the three or nine months ended September 30, 2008 because we incurred net operating losses. For the three and nine months ended September 30, 2007 we recorded catch up provisions of $8 and $44 respectively for California State Alternative Minimum Tax.

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

Income (loss) from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Analytical Standards Division
Royalties earned in excess of minimum amount recorded		$—		$1		$—		$18

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees		(40)		—		(120)		15

Total income (loss) from discontinued operations		$(40)		$1		$(120)		$33

Impact on basic and diluted loss per share	$	*	$	*	$	*	$	*

*	Impact on basic and diluted loss per share from discontinued operations was less than $0.01 per share.

As of September 30, 2008, liabilities related to the discontinued operations in the amount of $541 represent accruals for gross profit guarantees. These liabilities are reported as accrued disposition costs in the accompanying balance sheets.

The cash provided by discontinued operations of $19 in 2008 relates primarily to royalties received from GFS Chemicals, Inc. (“GFS”), a privately held company based in Columbus, Ohio, from sales of Analytical Standards products. The cash used in discontinued operations of $186 in 2007 relates to royalties received from GFS from sales of Analytical Standards products, offset by a payment relating to the Gross Profit Guaranty (as defined below).

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS. In this transaction, we received $2.1 million on closing and were entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%. As of September 30, 2008, all royalties due from GFS have been received.

In conjunction with the terms of an agreement with RP Scherer, a subsidiary of Cardinal Health, pursuant to which we sold certain technology rights associated with our cosmeceutical and toiletry business, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period commenced on July 1, 2000 and ends on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the gross profit guaranty period an additional three years to July 1, 2013 unless it is terminated earlier with the two period test. Therefore, we expect the annual Gross Profit Guaranty payment to range from $100 to $200 per annum. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the product; we have requested documentation of actual costs and have accrued for 2008 at the historical rate. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $541 and $420 related to the amount due under the gross profit guaranty is included in accrued disposition costs as of September 30, 2008 and December 31, 2007, respectively.

(9) SUBSEQUENT EVENTS

In November 2008, we announced that in response to the deterioration of the overall economic environment and the financial markets, to better focus our resources on APF 530 we implemented a corporate realignment placing earlier stage development programs “on hold”, headcount reductions of approximately 35% of our workforce and other cost-saving initiatives to reduce expenses. In connection with the staff reduction, we expect to make severance payments of approximately $0.3 million in the fourth quarter of fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with timely development, approval, launch and acceptance of new products, satisfactory completion of clinical studies, establishment of new corporate alliances, progress in research and development programs, reliance on third parties, including contract manufacturers and other risks and uncertainties identified in the Company’s filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (in thousands unless otherwise indicated)

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $64, $121, $348 and $280 for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively. The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators. Therefore, we cannot predict the amount of contract revenue in future periods.

Research and development expense for the three months ended September 30, 2008 increased by $474 from $4,595 for the three months ended September 30, 2007 to $5,069. The increase was primarily as a result of higher salaries and other payroll related expenses, including increased stock-based compensation expense and, to a lesser extent, outside consultants. Research and development expense for the nine months ended September 30, 2008 increased by $3,403 from $13,344 for the nine months ended September 30, 2007 to $16,747. The increase was primarily due to increased clinical and related expenses representing increased expenses for our undisclosed opiate pain product and our post-operative pain product, offset by a decrease in expenses related to APF530 due to the winding down of our Phase 3 clinical trial. Additionally, research and development expenses increased due to salaries and other payroll related expenses, including stock-based compensation expense and, to a lesser extent, increased consulting and other outside services.

General and administrative expense increased for the three months ended September 30, 2008 by $510 from $762 for the three months ended September 30, 2007, to $1,272. General and administrative expense increased by $462 for the nine months ended September 30, 2008 from $2,753 for the nine months ended September 30, 2007 to $3,215. The increases were primarily a result of higher professional fees and consulting expenses and stock–based compensation for the three months ended September 30, 2008 and stock-based compensation and outside consultants for the nine months ending September 30, 2008.

Interest income, net, decreased for the three months ended September 30, 2008 by $450 from $561 to $111 for the three months ended September 30, 2007. Interest income, net decreased for the nine months ended September 30, 2008 by $318 to $547 from $865 for the nine months ended September 30, 2007. These decreases were primarily due to lower average balance of cash, cash equivalents and marketable securities.

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

Loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $40 for the three months ended September 30, 2008, compared to net income of $1 in the three months ended September 30, 2007. Net loss from discontinued operations totaled $120 for the nine months ended September 30, 2008 compared to net income of $33 for the nine months ended September 30, 2007. The loss from discontinued operations for the three and nine months ended September 30, 2008 reflects our expectation that the Gross Profit Guaranty payment for fiscal 2008 will be in the range of $100 to $200 for 2008. The company that now owns the rights to the cosmeceutical and toiletries business has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the product; we have requested documentation of the actual costs.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities decreased by $18.5 million to $16.5 million at September 30, 2008 from $ 35.1 million at December 31, 2007 due primarily to our net loss for the nine months ended September 30, 2008.

Net cash used in continuing operating activities for the nine months ended September 30, 2008 was $18.3 million, compared to net cash used of $12.7 million for the nine months ended September 30, 2007. The increase in net cash used by continuing operating activities from 2008 to 2007 was mainly due to the increased loss in 2008, as compared to the same period in 2007.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $377, compared to net cash provided of $11.2 million from investing activities for the nine months ended September 30, 2007. The decrease in cash provided by investing activities was primarily due to lower sales and maturities of marketable securities in the nine months ended September 30, 2008, as compared to the same period in 2007.

In the nine months ended September 30, 2007 $37.2 million cash was provided by proceeds from issuance of common stock, net of issuance costs.

To date, we have financed our operations including technology and product research and development through the sale of common stock, royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®. We anticipate expenditures to decrease as activities associated with our Phase III APF530 trial wind down, we have placed earlier development stage programs on hold, have implemented a significant headcount reduction and imposed operating expense constraints. We believe our existing cash, cash equivalents and marketable securities, together with interest income will be sufficient to meet our cash needs into the third quarter of 2009.

Our capital requirements going forward will depend on numerous factors including, among others, our ability to enter into collaborative research and development and licensing agreements; progress of product candidates in preclinical and clinical trials; investment in new research and development programs; time required to gain regulatory approvals; resources that we devote to self-funded products; resources required for gross margin guarantees, potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities at September 30, 2008.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Operating Leases	1,412	553	841	18	—

Off- Balance Sheet Arrangements

As of September 30, 2008 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of money market funds and debt instruments of high credit quality and relatively short average maturities. At September 30, 2008, 94% of our cash, cash equivalents and marketable securities were held in money market funds.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2008, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to alert them in a timely manner to material information relating to the Company required to be included in our Exchange Act filings.

Changes in internal controls: During the three and nine months ended September 30, 2008, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price and we may cease to be in compliance with the continued listing standards set forth by The Nasdaq Global Market.

If we cease to be in compliance with the continued listing standards, The Nasdaq Global Market may commence delisting proceedings against us.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. Stock markets in general and our stock prices in particular, have experienced significant price and volume volatility over the past year. Our stock is trading at historic lows and we could continue to experience further declines in stock price. Our stock is currently trading below $1.00 per share, which is in violation of Nasdaq’s continued listing requirements.

Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is currently only in effect through January 16, 2009. There is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock continues to trade below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease. Such a delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 4.1	Non-Qualified Stock Plan *

Exhibit 4.2	Form of Non-Qualified Stock Plan Stock Option Agreement*

Exhibit 10-U	Employment Letter Agreement with Ronald Prentki President and Chief Executive Officer**

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13A-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Interim Chief Financial Officer pursuant to Rules 13A- 15(f) promulgated under the Securities exchange Act of 1934, as amended.

Exhibit 32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 7, 2008

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: November 7, 2008	/s/ Ronald J. Prentki
Ronald J. Prentki
President and Chief Executive Officer

Date: November 7, 2008	/s/ Gregory H. Turnbull
Gregory H. Turnbull
Interim Chief Financial Officer