Form 10-Q
period 2009-03-31
AP PHARMA INC /DE/
filed 2009-05-14
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

At April 30, 2009, the number of outstanding shares of the Company’s common stock, par value $.01, was 30,993,653.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2009 (unaudited)	December 31, 2008 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,110	$9,967
Marketable securities	374	571
Accounts receivable	8	32
Prepaid expenses and other current assets	254	246

Total current assets	7,746	10,816
Property and equipment, net	788	881
Other long-term assets	103	103

Total assets	$8,637	$11,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$689	$344
Accrued expenses	1,454	2,222
Accrued disposition costs	621	621

Total current liabilities	2,764	3,187
Deferred revenue	1,000	1,000
Other long-term liabilities	—	15

Total liabilities	3,764	4,202

Stockholders’ equity:
Common stock	138,906	138,692
Accumulated deficit	(134,012)	(131,051)
Accumulated other comprehensive loss	(21)	(43)

Total stockholders’ equity	4,873	7,598

Total liabilities and stockholders’ equity	$8,637	$11,800

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Contract revenue	$8	$133

Operating expenses:
Research and development	2,050	6,140
General and administrative	927	1,080

Total operating expenses	2,977	7,220

Operating loss	(2,969)	(7,087)
Interest income, net	9	280
Other income, net	—	3

Loss from continuing operations	(2,960)	(6,804)
Loss from discontinued operations	—	(40)

Loss before income taxes	(2,960)	(6,844)
Provision for income taxes	—	—

Net loss	$(2,960)	$(6,844)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.10)	$(0.22)

Net loss	$(0.10)	$(0.22)

Shares used to compute basic and diluted net loss per share	30,868	30,773

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,960)	$(6,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	40
Depreciation and amortization	95	98
Stock-based compensation expense	216	295
Changes in operating assets and liabilities:
Accounts receivable	24	(2)
Prepaid expenses and other current assets	(8)	163
Accounts payable	345	(47)
Accrued expenses	(783)	(709)

Net cash used in continuing operating activities	(3,071)	(7,006)
Net cash provided by discontinued operations	—	21

Net cash used in operating activities	(3,071)	(6,985)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(231)
Maturities of marketable securities	219	209

Net cash provided by (used in) investing activities	217	(22)

Cash flows from financing activities:
Repurchase of restricted stock	(3)	—

Net cash used in financing activities	(3)	—

Net decrease in cash and cash equivalents	(2,857)	(7,007)
Cash and cash equivalents, beginning of the period	9,967	33,510

Cash and cash equivalents, end of the period	$7,110	$26,503

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

March 31, 2009 and 2008 (unaudited)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009 or for any other period. The condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (our “2008 10-K”).

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $134 million as of March 31, 2009.

At March 31, 2009, we had cash, cash equivalents and marketable securities of $7.5 million and working capital of $5.0 million which we believe will enable us to fund our operations into the fourth quarter of 2009, based on our expected spending levels and certain anticipated positive cash inflows.

We are seeking additional financing to continue our activities, which may include a collaborative arrangement or an equity offering. If we are unable to complete a collaborative arrangement, equity offering or otherwise obtain sufficient financing, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a gong concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our 2008 10-K.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our 2008 10-K, that are of significance, or potential significance to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

i.)	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.

ii.)	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.)	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1, amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact of these standards on our financial statements.

(2) CASH EQUIVALENTS AND MARKETABLE SECURITIES

At March 31, 2009 and December 31, 2008, the amortized cost and estimated fair value of investments in debt securities and cash equivalents are set forth in the tables below:

March 31, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities (included in marketable securities)	$395	$—	$(21)	$374
Money market fund (included in cash and cash equivalents)	7,096		—	7,096

Total available-for-sale	$7,491	$—	$(21)	$7,470

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities (maturing within one year and included in marketable securities)	$614	$—	$(43)	$571
Money market fund (included in cash and cash equivalents)	9,882	—	—	9,882

Total available-for-sale	$10,496	$—	$(43)	$10,453

We consider our investments in marketable securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Our marketable securities as of March 31, 2009 and December 31, 2008 consist of approximately 95% of a money market fund containing U.S. Government-backed or collateralized overnight securities, and the remainder in asset- backed securities with the underlying assets consisting of pools of residential mortgages. We assessed the decline in the fair value of the asset-backed securities of $21,000 as of March 31, 2009 to be temporary, as we believe we have both the ability and intent to hold the investments until maturity. There is significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. There were no realized gains or losses for the three months ended March 31, 2009 or 2008.

Fair Value Measurements

The tables that follow summarize the basis used to measure certain assets at fair value on a recurring basis in our balance sheet at March 31, 2009 and December 31, 2008 (in thousands) .

The three tier value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value.

	Basis of Fair Value Measurements
	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,096	$7,096	$—	$—
Asset-backed securities	374	—	374	—

Total	$7,470	$7,096	$374	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,882	$9,882	$—	$—
Asset-backed securities	571	—	571	—

Total	$10,453	$9,882	$571	$—

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

The carrying amounts reflected in our balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.

Effective this quarter, we implemented Statement of Financial Standards No. 157, “Fair Value Measurements”, or SFAS 157, for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods.

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. Such potentially dilutive securities at March 31, 2009 include outstanding stock options for 3,547,648 common shares and unearned restricted stock awards for 54,000 common shares.

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amounts):

	Three Months Ended March 31,
	2009	2008
Operating expenses:
Research and development	$63	$65
General and administrative	153	230

Total stock-based compensation expense	$216	$295

Impact on basic and diluted net loss per common share	$.01	$.01

The following table summarizes option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2009	2,701,073	$2.38	8.41
Granted	991,500	$0.68
Expired and Forfeited	(144,925)	$2.49

Outstanding at March 31, 2009	3,547,648	$1.90	8.79

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan in the three month periods ended March 31, 2009 and 2008. Shares available for future purchase under the Purchase Plan are 57,373 at March 31, 2009.

(5)	COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2009 and 2008 consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$2,960	$6,844
Unrealized losses (gains) on available-for-sale marketable securities	(21)	12

Comprehensive loss	$2,939	$6,856

(6)	INCOME TAXES

There is no provision for income taxes for the first quarter of 2009 or 2008 because we incurred net operating losses.

(7)	STOCKHOLDERS’ EQUITY

On December 18, 2006, we entered into a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of January 2, 2007 (and to each person who acquires our common stock after that date unless determined otherwise by the board of directors) at the rate of one right for each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% (revised to 30% or more with regard to Tang Capital Partners, LP and its affiliates) or more of the outstanding shares of our common stock. Once exercisable, each right entitles the holder to purchase, at a price of $44.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of our common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 20% (revised to 30% or more with regard to Tang Capital Partners, LP and its affiliates)or more of the outstanding shares of our common stock by a person or group of affiliated or associated persons, (i) we consolidate with or merge into another entity, (ii) another entity consolidates with or merges into us or (iii) we sell or otherwise transfer 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the board of directors, may be exercised for such number of shares of common stock determined in accordance with the rights agreement. The Company has initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on December 31, 2016.

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

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$—	$—
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	—	(40)

Total loss from discontinued operations	$—	$(40)

Basic and diluted loss per common share from discontinued operations was nil and less than $0.01 per share for the three months ended March 31, 2009 and 2008, respectively.

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

In conjunction with the terms of an agreement with RP Scherer, a subsidiary of Cardinal Health, pursuant to which we sold certain technology rights associated with our cosmeceutical and toiletry business, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have not paid any Gross Profit Guaranty amount asserted by Amcol, and have requested documentation of the actual costs, but have accrued at the amount Amcol represents it is owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $621,000 related to the amount due under Gross Profit Guarantees is included in accrued disposition costs as of March 31, 2009 and December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with capital resources and liquidity, approval of our products by FDA, timely development, launch and acceptance of new products, satisfactory completion of clinical studies, establishment of new corporate alliances, progress in research and development programs and other risks and uncertainties identified in the Company’s filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Results of Operations for the Three months Ended March 31, 2009 and 2008

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $8,000 and $133,000 for the three months ended March 31, 2009 and 2008, respectively. The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators. Therefore, we cannot predict the amount of contract revenue in future periods.

Our revenue has been derived principally from contract revenue. In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007, which were recorded as gain on sale of interest in royalties. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. As a result of this transaction, there were no royalties for the first quarter of 2009 and 2008. We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Research and development expense for the three months ended March 31, 2009 decreased by $4,090,000 from $6,140,000 for the three months ended March 31, 2008 to $2,050,000 primarily due to decreased expenditures related to APF530, largely as a result of the completion of our Phase III trial for APF530. Additionally, we have placed our other products “on hold” to focus our financial and managerial resources on APF 530. As a result, we had a reduction in force in November 2008, resulting in lower payroll and related expenses. Changes in the rate of research and development expenses for the remaining quarters of 2009 will depend primarily on the availability of financial resources to continue and expand our current research and development activities.

General and administrative expense decreased for the three months ended March 31, 2009 by $153,000 from $1,080,000 for the three months ended March 31, 2008 to $927,000 due primarily as a result of cost containment measures taken and decreased bonus and stock-based compensation costs. Changes in the rate of general and administrative expenses for the remaining quarters of 2009 will depend primarily on the achievement of goals.

Net interest income decreased for the three months ended March 31, 2009 by $271,000 to $9,000 from $280,000 for the three months ended March 31, 2008 primarily due to lower average balances of cash, cash equivalents and marketable securities, as a result of operating losses and lower interest rates due to the financial crisis. As a result of the current world-wide financial situation we have invested most of our available cash, cash equivalents and marketable securities in a money market fund containing U.S. Government-backed or collateralized overnight securities.

Loss from discontinued operations represents the net income/loss attributable to the Analytical Standards division which was sold to GFS Chemicals, Inc. in February 2003 and the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $0 and $40,000 for the three months ended March 31, 2009 and 2008, respectively.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities decreased by $3.0 million to $7.5 million at March 31, 2009 from $ 10.5 million at December 31, 2008 due primarily to our net loss for the three months ended March 31, 2009.

Net cash used in continuing operating activities for the three months ended March 31, 2009 was $3.1 million, compared to net cash used of $7.0 million for the three months ended March 31, 2008. The decrease in net cash used by continuing operating activities from 2009 to 2008 was mainly due to the decreased loss for the three months ended March 31, 2009, as compared to the same period in 2008.

Net cash provided by investing activities for the three months ended March 31, 2009 was $217,000 compared to net cash used of $22,000 from investing activities for the three months ended March 31, 2008. The change in 2009 from 2008 in cash flows associated with investing activities was primarily due to lower purchases of property and equipment.

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

At March 31, 2009, we had cash, cash equivalents and marketable securities of $7.5 million and working capital of $5.0 million., which we believe will enable us to fund our operations into the fourth quarter of 2009, based on our anticipated spending levels and certain expected positive cash inflows.

Our capital requirements going forward will depend on numerous factors including, among others: our ability to enter into licensing agreements and collaborative research and development arrangements; time required to gain regulatory approvals; progress of product candidates; investment in new research and development programs; resources that we devote to self-funded products; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

We are seeking additional financing to continue our activities, which may include a collaborative arrangement or an equity offering. If we are unable to complete a collaborative arrangement, equity offering, or otherwise obtain sufficient financing, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities at March 31, 2009.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Other Operating Leases	$1,139	$560	$567	$12	$—

Off- Balance Sheet Arrangements

As of March 31, 2009 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended March 31, 2009, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our 2008 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Matters

Not applicable.

Item 6.	Exhibits

10-X – Employment Letter Agreement with John B. Whelan, Chief Financial Officer dated as of February 9, 2008.*(1)

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13A-15(f) Promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13A-15(f) Promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

(1)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: May 14, 2009	/S/ Ronald Prentki
Ronald Prentki
President and Chief Executive Officer