Form 10-Q
period 2009-06-30
AP PHARMA INC /DE/
filed 2009-08-04
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, the number of outstanding shares of the Company’s common stock, par value $.01, was 31,376,432.

A.P. Pharma, Inc

PART I. Financial Information

Item 1: Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	June 30, 2009 (unaudited)	December 31, 2008 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,610	$9,967
Marketable securities	194	571
Accounts receivable	11	32
Prepaid expenses and other current assets	165	246

Total current assets	3,980	10,816

Property and equipment, net	684	881
Other long-term assets	128	103

Total assets	$4,792	$11,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$554	$344
Accrued expenses	1,239	2,222
Accrued disposition costs	621	621

Total current liabilities	2,414	3,187
Deferred revenue	1,000	1,000
Other long-term liabilities	—	15

Total liabilities	3,414	4,202

Stockholders’ equity:
Common stock	139,337	138,692
Accumulated deficit	(137,953)	(131,051)
Accumulated other comprehensive loss	(6)	(43)

Total stockholders’ equity	1,378	7,598

Total liabilities and stockholders’ equity	$4,792	$11,800

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract revenue	$14	$152	$22	$284

Operating expenses:
Research and development	2,908	5,538	4,958	11,678
General and administrative	1,066	863	1,993	1,943

Total operating expenses	3,974	6,401	6,951	13,621

Operating loss	(3,960)	(6,249)	(6,929)	(13,337)

Interest income, net	19	155	27	436
Other income, net,	—	4	1	7

Loss from continuing operations	(3,941)	(6,090)	(6,901)	(12,894)
Income (loss) from discontinued operations	—	(40)	—	(80)

Net loss	$(3,941)	$(6,130)	$(6,901)	$(12,974)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.20)	$(0.22)	$(0.42)

Net loss	$(0.13)	$(0.20)	$(0.22)	$(0.42)

Shares used to compute basic and diluted net Loss per share	31,016	30,800	30,943	30,786

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,901)	$(12,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	80
Depreciation and amortization	182	204
Stock-based compensation expense	620	578
Loss on retirement of fixed asset	17	—
Changes in operating assets and liabilities:
Accounts receivable	21	(20)
Prepaid expenses and other current assets	81	93
Other long-term assets	(25)	(28)
Accounts payable	211	(152)
Accrued expenses	(999)	(1,067)

Net cash used in continuing operating activities	(6,793)	(13,286)

Net cash provided by discontinued operations	—	19

Net cash used in operating activities	(6,793)	(13,267)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(288)
Maturities of marketable securities	414	372

Net cash provided by investing activities	412	84

Cash flows from financing activities:
Proceeds from the exercise of stock options	4	2
Proceeds from the issuance of shares under the
Employee Stock Purchase Plan	23	27
Repurchase of restricted stock	(3)	—

Net cash provided by financing activities	24	29

Net decrease in cash and cash equivalents	(6,357)	(13,154)
Cash and cash equivalents, beginning of the period	9,967	33,510

Cash and cash equivalents, end of the period	$3,610	$20,356

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

June 30, 2009 and 2008 (unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. Our primary focus is on our lead product candidate, APF530, which during 2008 completed a pivotal Phase III clinical trial for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). In May 2009 we submitted our new drug application (“NDA”) for approval of APF530 to the U.S. Food and Drug Administration (“FDA”). The NDA was accepted for review by the FDA in July 2009 and based on the Prescription Drug User Fee Act (PDUFA), the FDA has issued an action date of March 18, 2010.

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

In addition to our lead drug candidate, we have a pipeline of other product candidates that use our Biochronomer technology. Further development of our pipeline products has been temporarily deferred in order to focus corporate resources, both managerial and financial, on the APF530 NDA and negotiations of a commercialization partnership for this CINV prevention product.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through August 4, 2009, which is the date that these financial statements were issued. Operating results for the three and six months ended June 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009 or for any other period. The condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (our “2008 10-K”).

Our financial statements for 2008 contain an explanatory paragraph in the auditors’ opinion regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $138 million as of June 30, 2009.

At June 30, 2009, we had cash, cash equivalents and marketable securities of $3.8 million and working capital of $1.6 million which we believe will enable us to fund our operations into the fourth quarter of 2009, based on our expected spending levels and certain anticipated positive cash inflows.

We are seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering or other alternatives. If we are unable to obtain sufficient financing, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

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

Recent Accounting Pronouncements

With the exception of those discussed below, and those adopted and discussed in Note 2, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our 2008 10-K, that are of significance, or potential significance to the Company.

On June 3, 2009, the Financial Accounting Standards Board (“ FASB”) approved the “FASB Accounting Standards Codification”, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means the quarterly period beginning July 1, 2009 for AP Pharma, Inc. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

In June 2009, the FASB issued the following new accounting standards:

•	SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment of FASB Statement No. 140, or SFAS 166;

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167; and

•	SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS 168

SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, or FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for the transfer of financial assets occurring on or after January 1, 2010. Historically, we have not had any material transfer of financial assets and believe the effect will generally be limited to future transactions.

SFAS 167 amends FIN 46(R) to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

(2) CASH EQUIVALENTS AND MARKETABLE SECURITIES

At June 30, 2009 and December 31, 2008, the amortized cost and estimated fair value of investments in debt securities and cash equivalents are set forth in the tables below:

June 30, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities (included in marketable securities)	$200	$—	$(6)	$194
Money market fund (included in cash and cash equivalents)	3,394	—	—	3,394

Total available-for-sale	$3,594	$—	$(6)	$3,588

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities (maturing within one year and included in marketable securities)	$614	$—	$(43)	$571
Money market fund (included in cash and cash equivalents)	9,882	—	—	9,882

Total available-for-sale	$10,496	$—	$(43)	$10,453

At June 30, 2009 and December 31, 2008 all available-for sale investments are expected to mature within one year.

We consider our investments in marketable securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Our cash, cash equivalents and marketable securities as of June 30, 2009 and December 31, 2008 consist of approximately 95% of a money market fund containing U.S. Government-backed or collateralized overnight securities and the remainder in asset- backed securities with the underlying assets consisting of pools of residential mortgages. We assessed the decline in the fair value of the asset-backed securities of $6,000 as of June 30, 2009 to be temporary, as we do not intend to sell the securities, believe we will not be required to sell the securities before recovering their cost and expect to recover the securities’ entire amortized cost There is significant judgment in the determination of when an other-than-temporary decline in value has occurred. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. There were no realized gains or losses for the three months ended June 30, 2009 or 2008.

Fair Value Measurements

The tables that follow summarize the basis used to measure certain assets at fair value on a recurring basis in our balance sheet at June 30, 2009 and December 31, 2008 (in thousands).

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

	Basis of Fair Value Measurements
	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,394	$3,394	$—	$—
Asset-backed securities	194	—	194	—

Total	$3,588	$3,394	$194	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,882	$9,882	$—	$—
Asset-backed securities	571	—	571	—

Total	$10,453	$9,882	$571	$—

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

Effective January 1, 2009, we implemented Statement of Financial Standards No. 157, “Fair Value Measurements”, or SFAS 157, for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods.

Effective this quarter, we implemented FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not have a material impact our financial position or results of operations.

Effective this quarter, we also implemented FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this FSP did not have a material impact our financial position or results of operations.

Impairments

We adopted the provisions of FSP FAS 115-2 on April 1, 2009. FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments”, or FSP FAS 115-2, amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected.

Under this FSP, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The FSP also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The adoption of the FSP did not have a material impact on our financial position or results of operations.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments”, or FSP FAS 115-1, and FSP FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and the financial condition of the issuer. We then consider our intent and ability to hold the equity security for a period of time sufficient to recover our carrying value. Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

Prior to our adoption of FSP FAS 115-2 in the current quarter, we recognized impairments under the previously effective guidance contained within SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

No impairment losses were recognized through earnings related to available-for-sale securities during the three or six months ended June 30, 2009 or 2008.

For the three and six months ended June 30, 2009 and 2008, we recognized in other comprehensive income (loss), $16,000, $37,000, $(3,000) and $(16,000), respectively, in gains (charges) associated with the temporary impairment of available-for-sale securities primarily related to mortgage and asset-backed securities.

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. Such potentially dilutive securities at June 30, 2009 include outstanding stock options for 3,248,600 common shares and unearned restricted stock awards for 140,000 common shares.

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$66	$220	$129	$285
General and administrative	338	63	491	293

Total stock-based compensation expense	$404	$283	$620	$578

Impact on basic and diluted net loss per common share	$.01	$.01	$.02	$.02

The following table summarizes option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2009	2,701,073	$2.38	8.41
Granted	991,500	$0.67
Exercised	(5,386)	$0.71
Expired and Forfeited	(438,587)	$1.97

Outstanding at June 30, 2009	3,248,600	$1.91	8.24

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six month periods ended June 30, 2009 and 2008 were 57,336 and 26,103 shares at an average price of $0.42 and $1.03, respectively. Shares available for future purchase under the Purchase Plan are 200,007 at June 30, 2009.

(5) COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2009 and 2008 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(3,941)	$(6,130)	$(6,901)	$(12,974)
Unrealized (losses) gains on available-for-sale marketable securities	16	(4)	37	(16)

Comprehensive loss	$(3,925)	$(6,134)	$(6,864)	$(12,990)

(6) INCOME TAXES

There is no provision for income taxes for the three or six months ended June 30, 2009 or 2008 because we incurred net operating losses.

(7) STOCKHOLDERS’ EQUITY

At our annual meeting in May 2009, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000 shares. They also approved an amendment to increase by 200,000 the number of shares of common stock reserved for issuance under our Employee Stock Purchase Plan.

On December 18, 2006, we entered into a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of January 2, 2007 (and to each person who acquires our common stock after that date unless determined otherwise by the board of directors) at the rate of one right for each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% (amended to 30% or more with regard to Tang Capital Partners, LP and its affiliates) or more of the outstanding shares of our common stock. Once exercisable, each right entitles the holder to purchase, at a price of $44.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of our common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 20% (amended to 30% or more with regard to Tang Capital Partners, LP and its affiliates) or more of the outstanding shares of our common stock by a person or group of affiliated or associated persons, (i) we consolidate with or merge into another entity, (ii) another entity consolidates with or merges into us or (iii) we sell or otherwise transfer 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the board of directors, may be exercised for such number of shares of common stock determined in accordance with the rights agreement. We have initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on December 31, 2016.

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

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$—	$—	$—	$—

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	—	(40)	—	(80)

Total loss from discontinued operations	$—	$(40)	$—	$(80)

Basic and diluted loss per common share from discontinued operations was nil and less than $0.01 per share for the three and six months ended June 30, 2009 and 2008, respectively.

The cash provided by discontinued operations of $19,000 in 2008 relates primarily to royalties received from GFS Chemicals, Inc. (“GFS”), a privately held company based in Columbus, Ohio, from sales of Analytical Standards products.

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS. In this transaction, we received $2.1 million on closing and were entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%. As of March 31, 2008, all royalties due from GFS have been received.

In conjunction with the terms of an agreement with RP Scherer, a subsidiary of Cardinal Health, pursuant to which we sold certain technology rights associated with our cosmeceutical and toiletry business, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have not paid any Gross Profit Guaranty amount asserted by Amcol, and have requested documentation of their actual costs. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $621,000 related to the amount due under Gross Profit Guarantees is included in accrued disposition costs as of June 30, 2009 and December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with capital resources and liquidity, timely development and regulatory approval of product candidates, establishment of new corporate alliances, progress in research and development programs, launch and acceptance of new products and other risks and uncertainties identified in the our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $14,000, $152,000, $22,000 and $284,000 for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively. The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators. Therefore, we cannot predict the amount of contract revenue in future periods.

Our revenue has been derived principally from contract revenue. In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. As a result of this transaction, there were no royalties for the first half of 2009 or 2008. We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Research and development expense for the three months ended June 30, 2009 decreased by $2.6 million from $5.5 million for the three months ended June 30, 2008 to $2.9 million. Research and development expense for the six months ended June 30, 2009 decreased by $6.7 million from $11.7 million to $5.0 million. The decreases in research and development expenses for the three and six months ended June 30, 2009 as compared with comparable periods in 2008 are primarily due to decreased expenditures related to APF530, largely as a result of the completion of our Phase III trial for APF530. Research and development expenses for the three and six months ended June 30, 2009 include the FDA filing fee for our APF530 NDA of approximately $1.25 million. Additionally, in late 2008 we placed our other product candidates “on hold” to focus our financial and managerial resources on APF 530. As a result, we had reductions in force in November 2008 and May 2009, resulting in lower payroll and related expenses. Changes in the rate of research and development expenses for the remaining quarters of 2009 will depend primarily on the availability of financial resources to continue our current research and development activities.

General and administrative expense increased for the three months ended June 30, 2009 by $203,000 from $863,000 for the three months ended June 30, 2008 to $1,066,000 primarily as a result of stock-based compensation expense, salary and bonuses for our CEO and CFO hired in the third quarter of 2008 and first quarter of 2009, respectively. General and administrative expense was $2.0 million for the six months ended June 30, 2009 as compared with $1.9 million for the comparable period of 2008. Increases in payroll and related for the six months ended June 30,2009 are largely offset by decreases in outside expenses as a result of cost containment measures or of performing tasks in-house. Changes in the rate of general and administrative expenses for the remaining quarters of 2009 will depend primarily on the achievement of corporate goals and stock-based compensation and/or retention efforts.

Net interest income decreased for the six months ended June 30, 2009 by $409,000 to $27,000 from $436,000 for the six months ended June 30, 2008 primarily due to lower average balances of cash, cash equivalents and marketable securities, as a result of operating losses and lower interest rates. As a result of the current world-wide financial situation, we have invested most of our available cash equivalents in a money market fund containing U.S. Government-backed or collateralized overnight securities.

Loss from discontinued operations represents the net income/loss from the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. Net loss from discontinued operations totaled $0 and $40,000 for the three months ended June 30, 2009 and 2008 and $0 and $80,000 for the six months ended June 30, 2009 and 2008, respectively.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities decreased by $6.7 million to $3.8 million at June 30, 2009 from $10.5 million at December 31, 2008 due primarily to our net loss for the six months ended June 30, 2009.

Net cash used in continuing operating activities for the six months ended June 30, 2009 was $6.8 million, compared to net cash used of $13.3 million for the six months ended June 30, 2008. The decrease in net cash used by continuing operating activities in 2009 was mainly due to the decreased loss for the six months ended June 30, 2009, as compared to the same period in 2008.

Net cash provided by investing activities for the six months ended June 30, 2009 was $412,000 compared to net cash provided of $84,000 from investing activities for the six months ended June 30, 2008. The change in 2009 from 2008 in cash flows associated with investing activities was primarily due to lower purchases of property and equipment.

To date, we have financed our operations, including technology and product research and development, through the sale of common stock, royalties received on sales of Retin-A Micro® and Carac®, income from collaborative research and development fees, the proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business, interest earned on short-term investments and the sale of our interest in the royalty income from Retin-A Micro® and Carac®.

At June 30, 2009, we had cash, cash equivalents and marketable securities of $3.8 million and working capital of $1.6 million, which we believe will enable us to fund our operations into the fourth quarter of 2009, based on our expected spending levels and certain anticipated positive cash inflows.

Our capital requirements going forward will depend on numerous factors including, among others: our ability to enter into licensing agreements and collaborative research and development arrangements; time required to gain regulatory approvals for our product candidates; progress of product candidates; investment in new research and development programs; resources that we devote to self-funded products; potential acquisitions of technology, product candidates or businesses; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.

We are seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering or other alternatives. If we are unable to obtain sufficient financing, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities at June 30, 2009.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Other Operating Leases	$999	$563	$427	$9	$—

Off- Balance Sheet Arrangements

As of June 30, 2009 we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Due to the financial crisis and our anticipated cash flow requirements, we have maintained 95% of our available cash, cash equivalents and marketable securities in cash and a money market fund containing U.S. Government-backed or collateralized overnight securities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended June 30, 2009, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our 2008 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual shareholders’ meeting was held on May 27, 2009, at which all of the following four proposals were approved.

Proposal I: Election of the following directors:

	Votes For	Votes Withheld
Paul Goddard	21,669,201	3,826,593
Ronald Prentki	24,990,360	505,434
Toby Rosenblatt	24,970,506	525,288
Kevin C. Tang	25,008,975	486,819
Gregory Turnbull	24,979,027	516,767
Robert Zerbe	24,987,887	507,907

Proposal II: To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000.

Votes For	Votes Against	Abstain	Non-Votes
24,521,924	933,393	40,477	0

Proposal III: To approve an amendment to the Company’s 1997 Employee Stock Purchase Plan (“ESPP”) to increase by 200,000 the number of shares of common stock reserved for issuance under the Company’s ESPP.

Votes For	Votes Against	Abstain	Non-Votes
17,014,209	230,126	12,211	8,239,248

Proposal IV: To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

Votes For	Votes Against	Abstain	Non-Votes
24,502,763	79,819	913,212	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits –

Exhibit 3.1 Copy of Registrant’s Certificate of Incorporation, as amended as of July 29, 2009.

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

A.P. PHARMA, INC.

Date: August 4, 2009	/s/ Ronald Prentki
Ronald Prentki
President and Chief Executive Officer