Form 10-Q
period 2009-09-30
AP PHARMA INC /DE/
filed 2009-11-16
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

At November 9, 2009, the number of outstanding shares of the Company’s common stock, par value $.01, was 39,376,111.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,569	$9,967
Marketable securities	39	571
Accounts receivable	486	32
Prepaid expenses and other current assets	219	246

Total current assets	2,313	10,816

Property and equipment, net	596	881
Other long-term assets	128	103

Total assets	$3,037	$11,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$231	$344
Accrued expenses	1,332	2,222
Deferred revenue	220	—
Accrued disposition costs	621	621

Total current liabilities	2,404	3,187
Deferred revenue	151	1,000
Other long-term liabilities	—	15

Total liabilities	2,555	4,202

Stockholders’ equity:
Common stock	139,650	138,692
Accumulated deficit	(139,168)	(131,051)
Accumulated other comprehensive loss	—	(43)

Total stockholders’ equity	482	7,598

Total liabilities and stockholders’ equity	$3,037	$11,800

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contract revenue	$1,117	$64	$1,139	$348

Operating expenses:
Research and development	1,418	5,069	6,376	16,747

General and administrative	912	1,272	2,905	3,215

Total operating expenses	2,330	6,341	9,281	19,962

Operating loss	(1,213)	(6,277)	(8,142)	(19,614)

Interest income (expense), net	(1)	111	26	547
Other income, net	—	1	1	8

Loss from continuing operations	(1,214)	(6,165)	(8,115)	(19,059)
Loss from discontinued operations	—	(40)	—	(120)

Net loss	$(1,214)	$(6,205)	$(8,115)	$(19,179)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.04)	$(0.20)	$(0.26)	$(0.62)

Net loss	$(0.04)	$(0.20)	$(0.26)	$(0.62)

Shares used to compute basic and diluted net loss per share	31,234	30,819	31,041	30,806

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,115)	$(19,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	120
Depreciation and amortization	270	310
Stock-based compensation expense	894	906
Stock issued in lieu of bonus	34	—
Loss on retirement of fixed asset	17	—
Changes in operating assets and liabilities:
Accounts receivable	(454)	100
Prepaid expenses and other current assets	28	260
Other long-term assets	(25)	(28)
Accounts payable	(113)	(722)
Accrued expenses	(906)	(22)
Deferred revenue	(629)	—

Net cash used in continuing operating activities	(8,999)	(18,255)

Net cash provided by discontinued operations	—	19

Net cash used in operating activities	(8,999)	(18,236)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(291)
Maturities of marketable securities	574	668

Net cash provided by investing activities	572	377

Cash flows from financing activities:
Proceeds from the exercise of stock options	6	2
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	23	27

Net cash provided by financing activities	29	29

Net decrease in cash and cash equivalents	(8,398)	(17,830)
Cash and cash equivalents, beginning of the period	9,967	33,510

Cash and cash equivalents, end of the period	$1,569	$15,680

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

September 30, 2009 and 2008 (unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer™ polymer-based drug delivery technology. Our primary focus is on our lead product candidate, APF530, which during 2008 completed a pivotal Phase III clinical trial for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). In May 2009 we submitted our new drug application (“NDA”) for approval of APF530 to the U.S. Food and Drug Administration (“FDA”). The NDA was accepted for review by the FDA in July 2009 and based on the Prescription Drug User Fee Act (“PDUFA”), the FDA has issued an action date of March 18, 2010.

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

In addition to our lead drug candidate, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited (“Merial”) for use with cats and dogs. Further development of our pipeline products has been temporarily deferred in order to focus our resources on the APF530 NDA and negotiations of a commercialization partnership for this product.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through November 16, 2009, which is the date that these financial statements were issued. Operating results for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009 or for any other period. The condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (our “2008 10-K”).

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

Accounting Pronouncements

With the exception of those discussed below, and those adopted and discussed in Note 2, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our 2008 10-K, that are of significance, or potential significance to the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“ASC”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The ASC was effective for interim and annual periods ending after September 15, 2009, and we adopted it July 1, 2009. The adoption of the ASC did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC 605-25 (previously included within EITF 00-21, “Revenue Arrangements with Multiple Deliverables” or EITF 00-21). The consensus to EITF Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables” or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

(2) CASH EQUIVALENTS AND MARKETABLE SECURITIES

At September 30, 2009 and December 31, 2008, the amortized cost and estimated fair value of investments in debt securities and cash equivalents are set forth in the tables below:

September 30, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities (included in marketable securities)	$39	$—	$—	$39
Money market fund (included in cash and cash equivalents)	1,505	—	—	1,505

Total available-for-sale	$1,544	$—	$—	$1,544

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Asset-backed securities	$614	$—	$(43)	$571
Money market fund (included in cash and cash equivalents)	9,882	—	—	9,882

Total available-for-sale	$10,496	$—	$(43)	$10,453

At September 30, 2009 and December 31, 2008 all available-for sale investments are expected to mature within one year.

We consider our investments in marketable securities as available-for-sale and, accordingly, we have recorded these investments at fair value. Our cash, cash equivalents and marketable securities as of September 30, 2009 and December 31, 2008 consist of approximately 97% and 95%, respectively, of a money market fund containing U.S. Government-backed or collateralized overnight securities and the remainder in asset-backed securities with the underlying assets consisting of pools of residential mortgages. There is no decline in the fair value of the asset–backed securities as of September 30, 2009. There were no realized gains or losses for the three or nine months ended September 30, 2009 or 2008.

Fair Value Measurements

The tables that follow summarize the basis used to measure certain assets at fair value on a recurring basis in our balance sheet at September 30, 2009 and December 31, 2008 (in thousands).

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

	Basis of Fair Value Measurements
	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,505	$1,505	$—	$—
Asset-backed securities	39	—	39	—

Total	$1,544	$1,505	$39	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,882	$9,882	$—	$—
Asset-backed securities	571	—	571	—

Total	$10,453	$9,882	$571	$—

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

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

Short-term available-for-sale investments at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. We utilize third party pricing services to obtain fair value and we generally obtain one price for each individual security. We review the fair value hierarchy classification. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

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

Effective January 1, 2009, we implemented ASC 820-10 (previously known as Statement of Financial Standards No. 157, “Fair Value Measurements,” or SFAS 157), for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis did not have an impact on our financial position or results of operations; however, could have an impact in future periods.

Effective the second quarter of 2009, we implemented ASC 820-10-65-4, (previously known as FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4). FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not have a material impact our financial position or results of operations.

Effective the second quarter of 2009, we implemented ASC 825-10-65-1, previously known as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this FSP did not have a material impact our financial position or results of operations.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05. ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

Impairments

We adopted the provisions of ASC 320-10-65-1 (previously known as FSP FAS 115-2/124-2) on April 1, 2009. FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments,” amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected.

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

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” or FSP FAS 115-1, and FSP FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

No impairment losses were recognized through earnings related to available-for-sale securities during the three or nine months ended September 30, 2009 or 2008.

For the three and nine months ended September 30, 2009 and 2008, we recognized in other comprehensive income (loss), $5,000, $43,000, ($9,000) and ($25,000), respectively, in gains (charges) associated with the temporary impairment of available-for-sale securities primarily related to mortgage and asset-backed securities.

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. Such potentially dilutive securities at September 30, 2009 include outstanding stock options for 3,231,840 common shares and unearned restricted stock awards for 140,000 common shares.

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$71	$98	$199	$383
General and administrative	203	230	695	523

Total stock-based compensation expense	$274	$328	$894	$906

Impact on basic and diluted net loss per common share	$.01	$.01	$.03	$.03

The following table summarizes option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2009	2,701,073	$2.38	8.41
Granted	991,500	$0.67
Exercised	(8,594)	$0.71
Expired and forfeited	(452,139)	$2.29

Outstanding at September 30, 2009	3,231,840	$1.87	8.28

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the nine month periods ended September 30, 2009 and 2008 were 57,336 and 26,103 shares at an average price of $0.42 and $1.03, respectively. Shares available for future purchase under the Purchase Plan are 200,007 at September 30, 2009.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

(5) COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,214)	$(6,205)	$(8,115)	$(19,179)
Unrealized gains (losses) on available-for-sale marketable securities	5	(9)	43	(25)

Comprehensive loss	$(1,209)	$(6,214)	$(8,072)	$(19,204)

(6) INCOME TAXES

There is no provision for income taxes for the three or nine months ended September 30, 2009 or 2008 because we incurred net operating losses.

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

On December 18, 2006, we entered into a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of January 2, 2007 (and to each person who acquires our common stock after that date unless determined otherwise by the board of directors) at the rate of one right for each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% (amended to 34% or more with regard to Tang Capital Partners, LP and its affiliates and 30% or more with regard to Baker Brothers Investments in conjunction with our October 2009 financing – see Note 10) or more of the outstanding shares of our common stock. Once exercisable, each right entitles the holder to purchase, at a price of $44.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of our common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 20% (amended to 34% or more with regard to Tang Capital Partners, LP and its affiliates an 30% or more with regard to Baker Brothers Investments) or more of the outstanding shares of our common stock by a person or group of affiliated or associated persons, (i) we consolidate with or merge into another entity, (ii) another entity consolidates with or merges into us or (iii) we sell or otherwise transfer 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the board of directors, may be exercised for such number of shares of common stock determined in accordance with the rights agreement. We have initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on December 31, 2016.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

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

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Analytical Standards Division
Royalties earned in excess of minimum amount recorded	$—	$—	$—	$—

Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	—	(40)	—	(120)

Total loss from discontinued operations	$—	$(40)	$—	$(120)

Basic and diluted loss per common share from discontinued operations was nil and less than $0.01 per share for the three and nine months ended September 30, 2009 and 2008, respectively.

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

In conjunction with the terms of an agreement with RP Scherer, a subsidiary of Cardinal Health, pursuant to which we sold certain technology rights associated with our cosmeceutical and toiletry business, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik (“Gross Profit Guaranty”). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (“Amcol”), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have not paid any Gross Profit Guaranty amount asserted by Amcol, and have requested documentation of their actual costs. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $621,000 related to the amount due under Gross Profit Guarantees is included in accrued disposition costs as of September 30, 2009 and December 31, 2008.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

(9) SIGNIFICANT AGREEMENTS

Merial

In September 2009, we entered into a world-wide license and development agreement with Merial, a world leading animal health company, for a long-acting pain management product for cats and dogs. The license and development agreement follows a successful proof-of concept agreement. Under the terms of the new agreement, we received an upfront license fee and will receive development funding and potential future milestones that are in addition to royalties following commercialization.

Remaining deliverables associated with the license relate primarily to improvements during the development phase. Given the unique nature of the improvements, we are unable to obtain objective, reliable evidence of its fair value and as a result, we considered the license and improvements as one unit of accounting and will recognize as revenue the upfront license fee based on proportional performance over the development phase.

Development funding will be recognized as revenue as services are delivered and the milestone payment when the performance milestone is achieved.

We recognized $106,000 related to development services to Merial in the third quarter of 2009.

RHEI Pharmaceuticals

On September 29, 2009 we terminated the License Agreement (“Agreement”) dated October 1, 2006 between us and RHEI. RHEI owed the Company a milestone payment following the announcement of acceptance for filing of a NDA for our APF530 product candidate by the FDA on July 20, 2009. RHEI did not make such milestone payment in the time required under the terms of the Agreement and was provided notice by us of RHEI’s cure period. RHEI remained in default of this payment and, as a result, the Company elected to terminate the Agreement for cause. No material termination penalties apply to the Company for the termination of the Agreement.

Revenue of $1million, previously deferred, in conjunction with the RHEI Agreement was recognized in September 2009 and is included in contract revenue.

(10) SUBSEQUENT EVENTS

In October 2009, in a private placement, we sold approximately 8 million shares of our common stock at a price of $0.88 per share and warrants to purchase approximately 4 million shares of our common stock, exercisable through January 7, 2015, at $0.88 per share. The purchasers paid $0.125 per underlying share for the warrants. Additionally, the purchasers have the right to purchase up to 5.2 million shares of common stock (second tranche) at $0.97 per share prior to May 14, 2010 and paid $0.125 per share for the right to purchase such shares in the second tranche. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants or in connection with the second tranche may be adjusted in certain circumstances

Aggregate proceeds from the October 2009 financing were approximately $8.1 million.

In connection with the financing, we will prepare and file a registration statement with the SEC within 30 days of the closing of the October 2009 financing for purposes of registering the resale of the shares purchased, as well as the shares of common stock issuable upon exercise of the warrants. We will use our best efforts to cause the registration statement to be declared effective by the SEC within 90 days of the closing of the October 2009 financing (or 120 days in the event the registration statement is reviewed by the SEC). If we fail to meet either of these deadlines, fail to meet filing or effectiveness deadlines with respect to any additional registration statements required by our agreement or fail to keep any registration statements continuously effective (with limited exceptions), we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8%.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009 and 2008 (unaudited)

Effective October 28, 2009, we transferred the listing of our common stock from The NASDAQ Global Market to the NASDAQ Capital Market. Our securities continue to trade under the symbol “APPA”. As of the date of this filing, we believe the October 2009 financing enables us to meet the initial equity listing requirements for The NASDAQ Capital Market as illustrated in the table below.

The table below presents a summary of our balance sheet as of September 30, 2009 on an actual basis and on a pro forma as adjusted basis to include the net proceeds of our October 2009 financing.

	September 30, 2009
	Actual	Pro Forma as Adjusted
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$1,608	$9,651
Working capital(1)	(91)	7,952
Total assets	3,037	11,080
Long-term liabilities	151	151
Accumulated deficit	(139,168)	(139,168)
Total shareholders’ equity	482	8,525

(1)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $1.1 million, $0.1 million, $1.1 million and $0.3 million for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively. Contract revenues for the three and nine months ended September 30, 2009 include $1,000,000 of revenue recognized on termination of our agreement with RHEI (see Note 9 – Significant Agreements to our financial statements). The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators. In September 2009, we entered into an agreement with Merial for a long-acting pain management product for cats and dogs. As a result of this agreement, we anticipate contract revenues over the near term to increase.

Our revenue has been derived principally from contract revenue. In January 2006, we completed the sale of our rights to royalties on sales of Retin-A Micro® and Carac® for up to $30 million. We received proceeds of $25 million upon the closing of the transaction and received a $2.5 million milestone payment in June 2007. We may receive up to an additional $2.5 million based on the satisfaction of certain predetermined milestones. As a result of this transaction, there were no royalties for the nine months ended September 30, 2009 or 2008. We will not record additional royalty revenue on sales of Retin-A Micro® and Carac® in future periods.

Research and development expense for the three months ended September 30, 2009 decreased to $1.4 million from $5.1 million for the three months ended September 30, 2008. Research and development expense for the nine months ended September 30, 2009 decreased to $6.4 million from $16.7 million for the nine months ended September 30, 2008. The decreases in research and development expenses for the three and nine months ended September 30, 2009 as compared with comparable periods in 2008 are primarily due to decreased expenditures related to APF530, largely as a result of the completion of our Phase III trial and related costs for APF530. Additionally, in late 2008 we placed our other product candidates “on hold” to focus our financial and managerial resources on APF 530. As a result, we had reductions in force in November 2008 and May 2009, resulting in lower payroll and related expenses. Research and development expense is expected to increase as a result of pre-commercialization activities.

General and administrative expense decreased for the three months ended September 30, 2009 to $0.9 million from $1.3 million for the three months ended September 30, 2008. General and administrative expense decreased to $2.9 million for the nine months ended September 30, 2009 as compared with $3.2 million for the comparable period of 2008. General and administrative expense decreased primarily as a result of decreases in professional fees, outside services and other general and administrative expenses as a result of cost containment measures. Changes in the rate of general and administrative expenses for the remaining quarters of 2009 will depend primarily on the achievement of corporate goals and stock-based compensation and/or retention efforts.

Net interest income was $0.0 million, $0.1 million, $0.0 million, and $0.5 million for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to lower average balances of cash, cash equivalents and marketable securities, as a result of operating losses and lower interest rates. In response to the current world-wide financial situation, we have invested most of our available cash equivalents in a lower risk money market fund containing U.S. Government-backed or collateralized overnight securities.

Loss from discontinued operations represents the gross profit guarantee from the cosmeceutical and toiletries business which was sold to RP Scherer Corporation in July 2000. We have been unable to obtain information regarding quantities or costs associated with the gross profit guarantee and as a result have not recorded any gross profit guarantee in 2009.

Capital Resources and Liquidity

Cash, cash equivalents and marketable securities decreased to $1.6 million at September 30, 2009 from $10.5 million at December 31, 2008 due primarily to our net loss for the nine months ended September 30, 2009, which includes $1million of revenue from termination of the RHEI agreement (see Note 9 – Significant Agreements)

Net cash used in continuing operating activities for the nine months ended September 30, 2009 was $9.0 million, compared to net cash used of $18.3 million for the nine months ended September 30, 2008. The decrease in net cash used by continuing operating activities in 2009 was mainly due to the decreased loss for the nine months ended September 30, 2009, as well as changes in accrued expenses, deferred revenue and accounts receivable, as compared to the same period in 2008.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $0.6 million compared to net cash provided of $0.4 million from investing activities for the nine months ended September 30, 2008. The change in 2009 from 2008 in cash flows associated with investing activities was primarily due to minimal purchases of property and equipment.

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

At September 30, 2009, we had cash, cash equivalents and marketable securities of $1.6 million and working capital of ($0.1) million. In October 2009, we sold approximately 8 million shares of common stock, and warrants to purchase additional stock for gross proceeds of approximately $8.1 million. We believe this financing enables us to meet the initial equity listing requirements for The NASDAQ Capital Market, as well as enable us to fund our operations through 2010, based on our expected spending levels and certain anticipated positive cash inflows.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities at September 30, 2009.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Operating Leases	$859	$565	$287	$7	$—

Off-Balance Sheet Arrangements

As of September 30, 2009 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Due to the financial crisis and our anticipated cash flow requirements, we have 97% of our available cash, cash equivalents and marketable securities in cash and a money market fund containing U.S. Government-backed or collateralized overnight securities.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended September 30, 2009, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2008 10-K:

Our common stock may be delisted from The NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is now listed on The NASDAQ Capital Market. The listing standards of The NASDAQ Capital Market require that a company maintain stockholders’ equity of at least $2.5 million. While our financing in October 2009 (see Note 10) results in proceeds to us of approximately $8.1 million, we are awaiting acknowledgement by The NASDAQ Stock Market, or NASDAQ, that we meet the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. Separately, as announced on September 21, 2009, we received notice from NASDAQ that we did not satisfy the $1.00 minimum bid price requirement, and that we have been granted through March 15, 2010 to regain compliance with the minimum bid price requirement. If we are not in compliance with the minimum bid price requirement by that date, we will be entitled to a second 180-calendar day grace period, through September 13, 2010, to evidence compliance with the minimum bid price requirement so long as we satisfy all criteria for initial listing on The Nasdaq Capital Market (except for bid price) as of March 15, 2010.

Should we fail to comply with the minimum listing standards applicable to issuers listed on The NASDAQ Capital Market, our common stock may be delisted from The NASDAQ Capital Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Further concentration in shareholder ownership could influence strategic actions.

In October 2009, Tang Capital Partners, LP and its affiliates, including Tang Capital Management, LLC and its Managing Director, Kevin C. Tang, increased their ownership of our common stock to 29%, and Baker Brothers Investments and its affiliates increased their beneficial ownership of our common stock to 17%. Mr. Tang is also a member of our board. Such a concentration of common stock ownership could significantly influence corporate actions on various strategic matters, including for example receptivity to collaborations and merger or sale overtures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

**Exhibit 10.1 Development and License Agreement dated as of September 11, 2009, between the Company and Merial Limited.

Exhibit 10.2 Securities Purchase Agreement, dated as of October 19, 2009, by and among the Company and the purchasers listed therein, filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2009 and incorporated by reference herein.

Exhibit 10.3 Registration Rights Agreement, dated as of October 22, 2009, by and among the Company and the purchasers listed therein, filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 22, 2009 and incorporated by reference herein.

Exhibit 10.4 Form of Warrant to Purchase Shares of Common Stock, filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 22, 2009 and incorporated by reference herein

Exhibit 10.5 Second Amendment to Preferred Shares Rights Agreement, dated as of October 20, 2009, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 10.4 to the Company’s Form 8-K filed on October 22, 2009 and incorporated by reference herein.

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

**	Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: November 16, 2009	/s/ RONALD J. PRENTKI
Ronald J. Prentki
President and Chief Executive Officer