Form 10-Q
period 2010-03-31
AP PHARMA INC /DE/
filed 2010-05-17
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

At April 30, 2010, the number of outstanding shares of the Company’s common stock, par value $.01, was 39,513,297.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,562	$7,593
Accounts receivable	224	171
Prepaid expenses and other current assets	436	549

Total current assets	8,222	8,313

Property and equipment, net	455	510
Other long-term assets	128	128

Total assets	$8,805	$8,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$241	$162
Accrued expenses	949	1,080
Deferred revenue	115	92
Accrued disposition costs	677	553

Total current liabilities	1,982	1,887
Deferred revenue	228	268

Total liabilities	2,210	2,155

Stockholders’ equity:
Common stock	395	394
Additional paid-in capital	147,774	147,481
Accumulated deficit	(141,574)	(141,079)

Total stockholders’ equity	6,595	6,796

Total liabilities and stockholders’ equity	$8,805	$8,951

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Contract revenue	$241	$8

Operating expenses:
Research and development	2,331	2,050

General and administrative	781	927

Total operating expenses	3,112	2,977

Operating loss	(2,871)	(2,969)

Gain on sale of royalty interest	2,500	—
Interest income, net	—	9

Loss from continuing operations	(371)	(2,960)
Loss from discontinued operations	(124)	—

Net loss	$(495)	$(2,960)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.10)

Net loss	$(0.01)	$(0.10)

Weighted-average common shares outstanding—basic and diluted	39,420	30,868

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(495)	$(2,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	124	—
Depreciation and amortization	67	95
Stock-based compensation expense	252	216
Changes in operating assets and liabilities:
Accounts receivable	(53)	24
Prepaid expenses and other current assets	113	(8)
Accounts payable	79	345
Accrued expenses	(131)	(783)
Deferred revenue	(17)	—

Net cash used in continuing operating activities	(61)	(3,071)

Net cash used in discontinued operations	—	—

Net cash used in operating activities	(61)	(3,071)

Cash flows from investing activities:
Purchases of property and equipment	(12)	(2)
Maturities of marketable securities	—	219

Net cash provided by (used in) investing activities	(12)	217

Cash flows from financing activities:
Proceeds from the exercise of common stock options	42	—
Repurchase of restricted stock	—	(3)

Net cash provided by (used in) financing activities	42	(3)

Net decrease in cash and cash equivalents	(31)	(2,857)
Cash and cash equivalents, beginning of the period	7,593	9,967

Cash and cash equivalents, end of the period	$7,562	$7,110

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

March 31, 2009 and 2008 (unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company focused on developing products using our proprietary Biochronomer™ polymer-based drug delivery technology designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). In May 2009, we filed a New Drug Application (NDA) with the U.S. Federal Drug Administration (FDA) seeking approval for APF530. In March 2010, we received a Complete Response Letter to the APF530 NDA and we intend to respond to the issues in the Complete Response Letter in as timely and expeditious a manner as possible. We are working with the FDA to schedule an End of Review meeting. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial, technical and financial resources on a resubmission responsive to issues identified in the March 2010 Complete Response Letter.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three months ended March 31, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other period. The condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (our “2009 10-K”).

Going concern considerations

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $141.6 million as of March 31, 2010.

At March 31, 2010, we had cash and cash equivalents of $7.6 million and working capital of $6.2 million. Presently, we do not have sufficient cash resources to meet our cash requirements in the twelve months following March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. Responding to these questions will likely increase our anticipated use of cash for the remainder of 2010. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at the End of Review meeting. If we elect to immediately undertake all the activities that may be required to address the Complete Response Letter without further direction from the FDA, we would need additional capital to operate beyond the third quarter of 2010.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

March 31, 2009 and 2008 (unaudited)

Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how long our cash resources may last or how much additional cash may be required for approval of APF530.

We will require additional funds in 2010 and will seek additional financing to continue our activities, which may include a collaborative arrangement, an equity offering or debt financing. If we are unable to complete such a financing or otherwise obtain sufficient financing, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our 2009 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our 2009 10-K, that are of significance, or potential significance to us.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of March 31, 2010 and December 31, 2009 consisted of money market funds primarily containing U.S. Government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value.

Fair Value Measurements

The three tier value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure our cash equivalents at fair value on a recurring basis in our balance sheets at March 31, 2010 and December 31, 2009. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider all cash equivalents as Level 1 inputs.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

March 31, 2009 and 2008 (unaudited)

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. The following table shows the potentially dilutive options, unvested restricted stock awards and warrants outstanding (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Options outstanding	3,770	3,548
Unvested restricted stock awards outstanding	87	54
Warrants outstanding	3,977	—

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2009
Operating expenses:
Research and development	$57	$63
General and administrative	195	153

Total stock-based compensation expense	$252	$216

Impact on basic and diluted net loss per common share	$0.01	$0.01

The following table summarizes option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	3,092,417	$1.91	7.90
Granted	787,700	$1.77
Exercised	(30,873)	$1.36
Expired and Forfeited	(79,181)	$10.88

Outstanding at March 31, 2010	3,770,063	$1.70	8.28

The following table summarizes restricted stock award activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	140,000	$1.00
Awarded	87,256	$1.93
Released	(140,000)	$1.00

Outstanding at March 31, 2010	87,256	$1.93

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan in the three month periods ended March 31, 2010 and 2009. Shares available for future purchase under the Purchase Plan are 158,079 at March 31, 2010.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

March 31, 2009 and 2008 (unaudited)

(5) COMPREHENSIVE LOSS

For the three months ended March 31, 2010 and 2009, our comprehensive loss was $495,000 and $2.9 million, respectively. The comprehensive loss is comprised of our net loss and certain changes in equity that are excluded from our net loss, which are unrealized gains on available-for-sale investments of $0 and $21,000 at March 31, 2010 and 2009, respectively.

(6) INCOME TAXES

There was no provision for income taxes for three months ended March 31, 2010 or 2009 because we incurred net operating losses.

(7) STOCKHOLDERS’ EQUITY

Private Placement

In October 2009, in a private placement, we sold 7,954,543 shares of our common stock at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share (Private Placement). The purchasers paid an additional $0.125 per underlying share for the warrants. Additionally the purchasers have the right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. Total proceeds were approximately $7.9 million, after deducting costs associated with the issuance. We are required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, beginning within 30 days of October 22, 2009, with the SEC for the purpose of registering the securities sold in this Private Placement for resale. We filed a Form S-3 covering 7,532,617 shares on November 6, 2009, which was declared effective by the SEC on November 17, 2009. However, if we fail to meet future filing or effectiveness deadlines for any additional registration statements required or fail to keep any registration statements continuously effective, we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8% of such purchase price. In addition, in connection with the closing of the Private Placement, Baker Brothers Investments was granted the right to designate a representative to our board of directors. In February 2010, Stephen R. Davis was appointed to our board of directors as the Baker Brothers Investments designee. In the event Baker Brothers Investments exercises its right to purchase its designated additional shares under the terms of the securities purchase agreement relating to the Private Placement, Baker Brothers Investments have the right to designate an additional representative to our board of directors. See Footnote 10, Subsequent Event.

Shareholders’ Rights Plan

In connection with the Private Placement in October 2009, we amended our Preferred Shareholders Rights Agreement to permit Tang Capital Partners and Baker Brothers Investments, both purchasers in the Private Placement, to each beneficially own up to 34% and 30%, respectively, of our outstanding common stock. Once exercisable, each right entitles the holder to purchase, at a price of $44.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right.

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

March 31, 2009 and 2008 (unaudited)

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

(8) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena (Ortho) and Dermik (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have requested documentation of the actual costs, but have accrued at the amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $677,000 related to the current amount due under gross profit guarantees is recorded in accrued disposition costs as of March 31, 2010.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations.

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$(124)	$—

There was no material basic and diluted loss per common share from discontinued operations for the three months ended March 31, 2010 and 2009.

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

March 31, 2009 and 2008 (unaudited)

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

We recognized $219,000 of revenue related to development services to Merial in the three months ended March 31, 2010.

Paul Royalty Fund

On January 18, 2006, we sold our rights to royalties on sales of Retin-A Micro® and Carac®, effective October 1, 2005, to an affiliate of the Paul Royalty Fund for up to $30 million. Proceeds of $25 million were received upon the closing of the transaction and used primarily to fund the Phase 3 pivotal trial of APF530, our drug candidate for the prevention of both acute and delayed CINV. The remaining $5 million was to be received upon the achievement of certain milestones over the successive four years. Upon attainment of one milestone in 2007, an additional $2.5 million was received. The final $2.5 million was received in January 2010. No additional payments are due to us.

(10) SUBSEQUENT EVENT

On May 14, 2010, the right of certain designated investors to purchase up to an additional 5,165,286 shares of our common stock at $0.97 per share under the Private Placement expired unexercised. Additionally, the right granted to Baker Brothers Investments to designate an additional representative to our board of directors should they exercise their right to purchase designated additional shares of our common stock under the terms of the securities purchase agreement relating to the Private Placement, also expired on May 14, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with capital resources and liquidity, timely development and regulatory approval of product candidates, establishment of new corporate alliances, progress in research and development programs and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Overview

We are a specialty pharmaceutical company focused on developing products using our proprietary Biochronomer polymer-based drug delivery technology. The Biochronomer technology consists of bioerodible polymers designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). APF530 contains the 5-HT3 antagonist, granisetron, formulated in our proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. In May 2009, we filed a New Drug Application (NDA) with the U.S. Federal Drug Administration (FDA) seeking approval for APF530. During 2008, APF530 completed a pivotal Phase 3 clinical trial which was the basis for the application. The FDA issued an action date of March 18, 2010 based on the Prescription Drug User Fee Act (PDUFA). In March 2010, we received a Complete Response Letter on the APF530 NDA and intend to respond to the issues in the Complete Response Letter in as timely and expeditious a manner as possible. We are working with the FDA to schedule an End of Review Meeting. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know what additional expenses and how much time may be required for approval of APF530. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial, technical and financial resources on a resubmission responsive to issues identified in the March 2010 Complete Response Letter.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Results of Operations for the Three months Ended March 31, 2010 and 2009

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $241,000 and $8,000 for the three months ended March 31, 2010 and 2009, respectively. The majority of our contract revenue for the three months ended March 31, 2010 was derived from an agreement with Merial we entered into in September 2009 for a long-acting pain management product for companion animals.

The amount of contract revenue varies from period to period depending on the level of activity requested of us by our collaborators. Therefore, we cannot predict the amount of contract revenue in future periods.

Our research and development costs consist primarily of employee salaries and other personnel-related expenses, facility-related expenses, laboratory consumables, polymer development manufacturing, clinical and pre-clinical related services performed by clinical research organizations, research institutions and other outside service providers.

Research and development expenses under collaborative agreements approximate the revenue recognized, excluding milestone and up-front payments received under such arrangements.

Research and development expense for the three months ended March 31, 2010 increased by $281,000 from $2.05 million for the three months ended March 31, 2009 to $2.3 million primarily due to increased development, manufacturing and project-related expenses related to our NDA submission to the FDA, partially offset by the suspension of other research and development projects to conserve resources, as well as headcount reductions in May 2009. Research and development expense is expected to increase in 2010 as a result of expenditures associated with our response to the FDA’s Complete Response Letter in order to obtain FDA approval, as well as pre-commercialization activities.

Our general and administrative costs consist of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

General and administrative expense decreased for the three months ended March 31, 2010 by $146,000 from $927,000 for the three months ended March 31, 2009 to $781,000, primarily as a result of cost containment measures associated with our headcount reductions in May 2009.

Loss from discontinued operations of $124,000 for the three months ended March 31, 2010 represents the loss attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business. There was no Gross Profit Guaranty gain or loss for the three months ended March 31, 2009. See Note 8 of Notes to Condensed Financial Statements.

In January 2010, we received a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund. The payment represents a milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro® and Carac®. No additional payments are due to us under this agreement.

Capital Resources and Liquidity

We had cash and cash equivalents of $7.6 million at March 31, 2010.

In October 2009, we sold 7,954,543 shares of our common stock in a Private Placement at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share. The purchasers paid an additional $0.125 per underlying share for the warrants. Additionally the purchasers had a right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. No purchasers exercised their right to purchase up to an additional 5,165,286 shares of our common stock at $0.97 per share under the Private Placement and the right expired unexercised on May 14, 2010. Total proceeds were approximately $7.9 million, after deducting costs associated with the issuance. We are required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, with the SEC for the purpose of registering for resale the securities sold in this transaction. On November 6, 2009, we filed a Form S-3 covering 7,532,617 shares of our common stock sold in a private placement, which was declared effective by the SEC on November 17, 2009.

Cash and cash equivalents decreased by $31,000 at March 31, 2010 from December 31, 2009 due primarily to our net loss for the three months ended March 31, 2010, offset by the receipt of the $2.5 million milestone from an affiliate of the Paul Royalty Fund.

Net cash used in continuing operating activities for the three months ended March 31, 2010 was $61,000, compared to net cash used of $3.1 million for the three months ended March 31, 2009. The decrease in net cash used by continuing operating activities from 2009 to 2010 was primarily due to the significantly decreased loss for the three months ended March 31, 2010, as compared to the same period in 2009, as well as a decrease in accrued expenses in 2010 related to the completion of clinical trials.

Net cash used in investing activities for the three months ended March 31, 2010 was $12,000 compared to net cash of $217,000 provided by investing activities for the three months ended March 31, 2009. The change in 2010 from 2009 in cash flows associated with investing activities was primarily due to a purchase of equipment in the three months ended March 31, 2010 and maturities of marketable securities in the three months ended March 31, 2009.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock, royalties received, the sale of our rights to royalties, income from collaborative research and development fees, proceeds received from the sales of our Analytical Standards division and our cosmeceutical and toiletry business and interest earned on short-term investments.

Presently, we do not have sufficient cash resources to meet our cash requirements in the twelve months following March 31, 2010. In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. Responding to these questions will likely increase our anticipated use of cash for the remainder of 2010. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at the End of Review meeting. If we elected to immediately undertake all the activities that may be required to address the Complete Response Letter without further direction from the FDA, we would need additional capital to operate beyond the third quarter of 2010. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how long our cash resources may last or how much additional cash may be required for approval of APF530. The amount of additional funding that we may require in 2010 and beyond depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA, our efforts to respond to the FDA’s Complete Response Letter, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing of APF530, if approved, and competing technological and market developments.

We will require additional funding to support our continued operations. Our capital requirements going forward will depend on numerous factors including: the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing; manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We will be seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering, debt financing, or some combination of these funding sources. If we are unable to complete such a financing arrangement, or otherwise obtain sufficient financing, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern.

We may not be able to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of additional equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. We do not currently have the financial resources to launch APF530. If APF530 is approved, we anticipate pursuing either a collaborative arrangement with a partner who will provide the necessary financial resources and expertise to launch APF530 or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities as of March 31, 2010.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Other operating leases	$579	$528	$49	$2	$—

Off- Balance Sheet Arrangements

As of March 31, 2010 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Due to the financial crisis and our anticipated cash flow requirements, we have 100% of our available cash and cash equivalents in cash and a money market fund containing U.S. Government-backed or collateralized overnight securities.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended March 31, 2010, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in the “Risk Factors” section of our 2009 Annual Report on Form 10-K other than the following:

We may not obtain regulatory approval for APF530 or any of our product candidates. Regulatory approval may also be delayed or cancelled or may entail limitations on the indicated uses of a proposed product.

The process for obtaining approval of a New Drug Application (NDA) is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the U.S. Food and Drug Administration (FDA or Agency) and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market APF530 or any other product candidate.

On March 19, 2010, we announced that we had received a Complete Response Letter from the FDA which stated that the NDA we submitted in May 2009 requesting approval of APF530 could not be approved in its present form. The primary points raised in the FDA Complete Response Letter are as follows:

Dosing System

•

The FDA expressed concerns relating to our two-syringe administration system, including potential issues with the transfer of material from one syringe to the other syringe prior to patient administration, certain components used in the dosing system and the potential risk of improper administration of the drug product.

Chemistry, Manufacturing and Control

•

The FDA has completed inspections of our facility and several of our contract manufacturing facilities. The Agency identified certain deficiencies during these inspections, and satisfactory resolution of these deficiencies will be required for approval.

•

During the NDA review, the FDA asked that we determine if terminal sterilization with gamma irradiation is a feasible approach to enhance the assurance of sterility. We have subsequently demonstrated that terminal sterilization is feasible, and the FDA has requested we change to terminal sterilization prior to approval.

•	The FDA requested clarification and revision of certain analytical specifications proposed in our NDA.

Clinical

•	The FDA did not request additional clinical efficacy studies, although the Agency has asked for the re-presentation and re-analysis of select existing Phase 3 clinical trial data.

•	The FDA requested we perform two studies relating to bioavailability and metabolism. We believe these studies should be of short duration in normal volunteers.

•

The FDA did not accept our request to waive the requirement for a thorough QT study. We believe this study should be of short duration in normal volunteers. We plan to discuss the design and timing of the study with the FDA.

We are working with the FDA to schedule an End of Review meeting. Based on the estimated time needed to prepare a resubmission, we do not anticipate the commercial launch of APF530 in 2010.

Our NDA for APF530 may not be approved after our resubmission, or approval may be delayed, as a result of changes in FDA policies for drug approval prior to the resubmission of our NDA. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the agency may be required to change its interpretation, which could delay or prevent the approval of our NDA for APF530. The review of our resubmitted NDA may also be delayed due to the FDA’s internal resource constraints.

Additionally, data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. For example, the FDA may require additional clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process.

Delays in resubmitting an NDA and obtaining regulatory agency approval for APF530, or a second Complete Response letter, would, among other consequences:

•	significantly harm the marketing of APF530 or any product that we develop;

•	impose costly procedures upon our activities;

•	diminish any competitive advantages that we may attain; or

•	adversely affect our ability to receive royalties and generate revenue and profits.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, we believed we had sufficient cash resources to fund operations through fiscal 2010. On March 19, 2010 we announced the receipt of a Complete Response Letter from the FDA on the APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. Responding to these issues will likely change our anticipated use of cash for the remainder of 2010. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at the End of Review meeting. If we elected to immediately undertake all the activities that may be required to address the Complete Response Letter without further direction from the FDA, we would need additional capital to operate beyond the third quarter of 2010.

Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how long our cash resources may last or how much additional cash may be required to reach approval for APF530.

We will require additional funds in 2010. If we are unable to complete a collaborative arrangement, equity offering, debt financing or otherwise obtain sufficient financing, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern. The amount of additional funding that we may require in 2010 depends on various factors, including the results of an End of Review Meeting with the FDA for APF530 NDA, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing APF530, if approved, and competing technological and market developments. We do not currently have the financial resources to launch AP530. If AP530 is approved, we anticipate pursuing either a collaborative arrangement with a partner who will provide the necessary financial resources and expertise to launch AP530 or anticipate obtaining additional funding and resources that would be required to launch AP530 without a partner. There can be no assurance that AP530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch AP530.

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

If our suppliers and contract manufacturers fail to complete pre-commercialization manufacturing development activities for APF530 on a timely basis or fail to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, APF530, and our costs will increase.

We do not manufacture APF530, and do not currently plan to develop any capacity to do so. Instead, we have relied on third-parties to manufacture and perform important pre-commercialization manufacturing development activities for APF530. As part of the process for obtaining regulatory approval, we must demonstrate that the facilities, equipment and processes used to manufacture APF530 are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials. We must also provide the FDA with information regarding the validation of the manufacturing facilities, equipment and processes of our third-party suppliers and manufacturers, and data supporting the stability of APF530. If our third-party suppliers and manufacturers are not in compliance with current good manufacturing practice requirements, the approval of our marketing application may be delayed, existing product batches may be compromised, and we may experience delays in the availability of APF530 for commercial distribution.

For example, our Complete Response Letter from the FDA regarding our NDA submission for APF530 stated that the NDA could not be approved in its present form due to, among other issues, deficiencies observed during an inspection of the facilities used by our third-party suppliers and manufacturers to produce APF530. We anticipate that our third-party suppliers and manufacturers will submit a response to the FDA to address such issues. If the FDA is not satisfied with these responses and any corrective actions taken by these third parties, or if the FDA determines that it is necessary to re-inspect our third-party suppliers’ and manufacturers’ facilities before agreeing that the inspectional observations have been adequately addressed, we may be required to complete additional manufacturing development activities or provide other information in order to resubmit our NDA, which could cause substantial delays in obtaining regulatory approval for APF530, increase our costs and have a material adverse effect on our business and financial condition.

Item 6.	Exhibits

Exhibit 10.O - Form of 2007 Director’s Restricted Stock Award Agreement

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rules 13A-15(f) Promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rules 13A-15(f) Promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: May 17, 2010	/s/ JOHN B. WHELAN
John B. Whelan
Vice President and Chief Financial Officer