Form 10-Q
period 2010-06-30
AP PHARMA INC /DE/
filed 2010-08-16
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

At July 31, 2010, the number of outstanding shares of the Company’s common stock, par value $.01, was 40,114,210.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,736	$7,593
Accounts receivable	356	171
Prepaid expenses and other current assets	308	549

Total current assets	6,400	8,313

Property and equipment, net	399	510
Other long-term assets	53	128

Total assets	$6,852	$8,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128	$162
Accrued compensation	1,192	367
Accrued expenses	653	713
Deferred revenue	112	92
Accrued disposition costs	565	553

Total current liabilities	2,650	1,887
Deferred revenue	196	268

Total liabilities	2,846	2,155

Stockholders’ equity:
Common stock	401	394
Additional paid-in capital	148,762	147,481
Accumulated deficit	(145,157)	(141,079)

Total stockholders’ equity	4,006	6,796

Total liabilities and stockholders’ equity	$6,852	$8,951

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contract revenue	$530	$14	$771	$22

Operating expenses:
Research and development	1,890	2,908	4,221	4,958

General and administrative	2,335	1,066	3,116	1,993

Total operating expenses	4,225	3,974	7,337	6,951

Operating loss	(3,695)	(3,960)	(6,566)	(6,929)

Gain on sale of royalty interest	—	—	2,500	—
Interest income, net	—	19	—	28

Loss from continuing operations	(3,695)	(3,941)	(4,066)	(6,901)
Income (loss) from discontinued operations	112	—	(12)	—

Net loss	$(3,583)	$(3,941)	$(4,078)	$(6,901)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.13)	$(0.10)	$(0.22)

Net loss	$(0.09)	$(0.13)	$(0.10)	$(0.22)

Shares used to compute basic and diluted net loss per share	39,493	31,016	39,470	30,943

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,078)	$(6,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	12	—
Depreciation and amortization	123	182
Stock-based compensation expense	1,188	620
Loss on retirement of fixed asset	—	17
Changes in operating assets and liabilities:
Accounts receivable	(185)	21
Prepaid expenses and other current assets	241	81
Other long-term assets	75	(25)
Accounts payable	(34)	211
Accrued compensation	825	(38)
Accrued expenses	(20)	(961)
Deferred revenue	(52)	—

Net cash used in continuing operating activities	(1,905)	(6,793)

Net cash provided by discontinued operations	—	—

Net cash used in operating activities	(1,905)	(6,793)

Cash flows from investing activities:
Purchases of property and equipment	(12)	(2)
Maturities of marketable securities	—	414

Net cash provided by (used in) investing activities	(12)	412

Cash flows from financing activities:
Proceeds from the exercise of stock options	42	4
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	18	23
Repurchase of restricted stock	—	(3)

Net cash provided by financing activities	60	24

Net decrease in cash and cash equivalents	(1,857)	(6,357)
Cash and cash equivalents, beginning of the period	7,593	9,967

Cash and cash equivalents, end of the period	$5,736	$3,610

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

June 30, 2010 and 2009 (unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company focused on developing products using our proprietary Biochronomer™ polymer-based drug delivery technology designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). In May 2009, we filed a New Drug Application (NDA) with the U.S. Federal Drug Administration (FDA) seeking approval for APF530. In March 2010, we received a Complete Response Letter to the APF530 NDA and we intend to respond to the issues in the Complete Response Letter in as timely and expeditious a manner as possible. We intend to discuss some of the issues with the FDA at an End of Review meeting prior to resubmitting the APF530 NDA. A date for this meeting has not been set. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three and six months ended June 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other period. The condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (our “2009 10-K”).

Going Concern Considerations

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $145.2 million as of June 30, 2010.

At June 30, 2010, we had cash and cash equivalents of $5.7 million and working capital of $3.8 million. Presently, we do not have sufficient cash resources to meet our cash requirements beyond the fourth quarter of 2010. These factors raise substantial doubt about our ability to continue as a going concern.

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at an End of Review meeting. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how much additional cash may be required for approval of APF530.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

June 30, 2010 and 2009 (unaudited)

We expect current capital resources to allow us to operate through the fourth quarter of 2010 since we continue to defer certain discretionary activities. We will require additional capital to fund our drug development and operating activities and will seek additional financing to continue our activities, which may include a collaborative arrangement, an equity offering or debt financing. If we are unable to complete such a financing or are unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on the Nasdaq Capital Market, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our 2009 10-K, that are of significance, or potential significance to us, except as noted below.

In April 2010, the Financial Accounting Standards Board issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605). The ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the potential impact of ASU 2010-17 on our financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective for interim or annual periods ending after June 15, 2010. We do not expect the adoption of ASU 2010-09 to have a material effect on our financial condition or results of operations.

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our financial position and results of operations.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of June 30, 2010 and December 31, 2009 consisted of money market funds primarily containing U.S. government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

June 30, 2010 and 2009 (unaudited)

Fair Value Measurements

The three tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure our cash equivalents at fair value on a recurring basis in our balance sheets at June 30, 2010 and December 31, 2009. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider all cash equivalents as Level 1 inputs.

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. The following table shows the potentially dilutive options, unvested restricted stock awards and warrants outstanding (in thousands):

	Six Months Ended June 30,
	2010	2009
Options outstanding	3,185	3,249
Unvested restricted stock awards outstanding	606	140
Warrants outstanding	3,977	—

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$81	$66	$138	$129
General and administrative	855	338	1,050	491

Total stock-based compensation expense	$936	$404	$1,188	$620

Impact on basic and diluted net loss per common share	$0.02	$0.01	$0.03	$0.02

In the three months ended June 30, 2010, we recorded additional stock-based compensation expense as a result of accelerated vesting of stock options in connection with the resignation of our former chief executive officer.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

June 30, 2010 and 2009 (unaudited)

The following table summarizes option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	3,092,417	$1.91	7.90
Granted	787,700	$1.77
Exercised	(30,873)	$1.36
Expired and Forfeited	(663,974)	$2.83

Outstanding at June 30, 2010	3,185,270	$1.69	5.55

The following table summarizes restricted stock award activity for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	140,000	$1.00
Awarded	662,602	$0.89
Released	(196,168)	$1.27

Outstanding at June 30, 2010	606,434	$0.79

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six month ended June 30, 2010 and 2009 were 25,567 and 57,336 shares at an average price of $0.68 and $0.42, respectively. Shares available for future purchase under the Purchase Plan are 132,512 at June 30, 2010.

(5) COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended June 30, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,583)	$(3,941)	$(4,078)	$(6,901)
Unrealized gains on available-for-sale marketable securities	—	16	—	37

Comprehensive loss	$(3,583)	$(3,925)	$(4,078)	$(6,864)

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

June 30, 2010 and 2009 (unaudited)

(6) INCOME TAXES

There was no provision for income taxes for three and six months ended June 30, 2010 or 2009 because we incurred net operating losses.

(7) STOCKHOLDERS’ EQUITY

Private Placement

In October 2009, in a private placement, we sold 7,954,543 shares of our common stock at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share (Private Placement). The purchasers paid an additional $0.125 per underlying share for the warrants. Additionally the purchasers had the right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. Total proceeds were approximately $7.9 million, after deducting expenses associated with the issuance. We were required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, beginning within 30 days of October 22, 2009, with the SEC for the purpose of registering the securities sold in this Private Placement for resale. We filed a Form S-3 covering 7,532,617 shares on November 6, 2009, which was declared effective by the SEC on November 17, 2009. However, if we fail to keep any registration statements continuously effective, we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8% of such purchase price. In addition, in connection with the closing of the Private Placement, Baker Brothers Investments was granted the right to designate a representative to our board of directors. In February 2010, Stephen R. Davis was appointed to our board of directors as the Baker Brothers Investments designee.

On May 14, 2010, the right of the investors to purchase up to an additional 5,165,286 shares of our common stock at $0.97 per share under the Private Placement expired unexercised. Additionally, the right granted to Baker Brothers Investments to designate an additional representative to our board of directors should they exercise their right to purchase designated additional shares of our common stock under the terms of the securities purchase agreement relating to the Private Placement also expired on May 14, 2010. On June 30, 2010, we filed a Form S-3 covering the remaining 421,926 shares of our common stock related to the October 2009 Private Placement and the 3,977,270 shares of our common stock underlying the warrants, which was declared effective by the SEC on July 8, 2010.

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

June 30, 2010 and 2009 (unaudited)

2007 Equity Incentive Plan

At our annual meeting in May 2010, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 2,000,000 shares of common stock, resulting in an aggregate of 5,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan.

(8) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena (Ortho) and Dermik (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have requested documentation of the actual costs, but have accrued at the amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $565,000 related to the current amount due under gross profit guarantees is recorded in accrued disposition costs as of June 30, 2010.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations.

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$112	$—	$(12)	$—

There was no material basic and diluted loss per common share from discontinued operations for the three and six months ended June 30, 2010 and 2009.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

June 30, 2010 and 2009 (unaudited)

(9) SIGNIFICANT AGREEMENTS

Merial

In September 2009, we entered into a world-wide license and development agreement with Merial Limited, a world leading animal health company, for a long-acting pain management product for cats and dogs. The license and development agreement follows a successful proof-of concept agreement. Under the terms of the new agreement, we received an upfront license fee and will receive development funding and potential future milestones that are in addition to royalties following commercialization.

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

We recognized $477,000 and $696,000 of revenue related to development services to Merial in the three and six months ended June 30, 2010, respectively.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with: the progress of our research, development and clinical programs, the possibility that the FDA will require us to take additional steps before resubmitting our NDA for APF530, which will require substantial time and expense on our part, and the timing of regulatory approval and commercial introduction of APF 530 and future product candidates; our ability to market, commercialize and achieve market acceptance for APF530 or other future product candidates; our ability to establish collaborations for our technology, APF530 and other future product candidates; our estimates for future performance; our estimates regarding our capital requirements and our needs for additional financing; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Overview

We are a specialty pharmaceutical company focused on developing products using our proprietary Biochronomer polymer-based drug delivery technology. The Biochronomer technology consists of bioerodible polymers designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). APF530 contains the 5-HT3 antagonist, granisetron, formulated in our proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. In May 2009, we filed a New Drug Application (NDA) with the U.S. Federal Drug Administration (FDA) seeking approval for APF530. During 2008, APF530 completed a pivotal Phase 3 clinical trial which was the basis for the application. In March 2010, we received a Complete Response Letter on the APF530 NDA and intend to respond to the issues in the Complete Response Letter in as timely and expeditious a manner as possible. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know what additional expenses and how much time may be required for approval of APF530. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial, technical and financial resources on a resubmission responsive to issues identified in the March 2010 Complete Response Letter.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six months Ended June 30, 2010 and 2009

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $530,000 and $14,000 for the three months ended June 30, 2010 and 2009, respectively and $771,000 and $22,000 for the six months ended June 30, 2010 and 2009, respectively. The majority of our contract revenue for the three and six months ended June 30, 2010 was derived from an agreement with Merial we entered into in September 2009 for a long-acting pain management product for companion animals.

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

Research and development expense for the three months ended June 30, 2010 decreased by $1.0 million from $2.9 million for the three months ended June 30, 2009 to $1.9 million. Research and development expense for the six months ended June 30, 2010 decreased by $0.8 million from $5.0 million for the six months ended June 30, 2009 to $4.2 million. The decreases in research and development expenses for the three and six months ended June 30, 2010 as compared with comparable periods in 2009 are primarily due to decreased development, manufacturing and project-related expenses related to our NDA submission to the FDA, partially offset by the suspension of other research and development projects to conserve resources, as well as headcount reductions in May 2009. Research and development expense is expected to be slightly lower in 2010, as compared to 2009, as a result of expenditures associated with our response to the FDA’s Complete Response Letter in order to obtain FDA approval, as well as pre-commercialization activities for APF530.

Our general and administrative costs consist of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended June 30, 2010 increased by $1.2 million from $1.1 million for the three months ended June 30, 2009 to $2.3 million. General and administrative expense for the six months ended June 30, 2010 increased by $1.1 million from $2.0 million for the six months ended June 30, 2009 to $3.1 million. The net increases in both periods were primarily a result of compensation expense incurred in the three months ended June 30, 2010 related to the resignation of our chief executive officer, which was partially offset by cost containment measures associated with our headcount reductions in May 2009. General and administrative expense is expected to be higher in 2010, as compared to 2009, primarily due to the compensation expense related to the resignation of our former chief executive officer.

In January 2010, we received a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund. The payment represents a milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro® and Carac®. No additional payments are due to us under this agreement.

Income (loss) from discontinued operations for the three and six months ended June 30, 2010 was $112,000 and $(12,000), respectively, which represents the income (loss) attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business. There was no Gross Profit Guaranty gain or loss for the three and six months ended June 30, 2009. See Note 8 of Notes to Condensed Financial Statements.

Capital Resources and Liquidity

We had cash and cash equivalents of $5.7 million at June 30, 2010. Cash and cash equivalents decreased by $1.9 million at June 30, 2010 from December 31, 2009 due primarily to our net loss for the six months ended June 30, 2010, offset by the receipt of the $2.5 million milestone from an affiliate of the Paul Royalty Fund.

In October 2009, we sold 7,954,543 shares of our common stock in a private placement at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share (the Private Placement). The purchasers paid an additional $0.125 per underlying share for the warrants. Additionally the purchasers had a right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. No purchasers exercised their right to purchase up to an additional 5,165,286 shares of our common stock at $0.97 per share under the Private Placement and the right expired unexercised on May 14, 2010. Total proceeds were approximately $7.9 million, after deducting expenses associated with the issuance. We were required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, with the SEC for the purpose of registering for resale the securities sold in this transaction. On November 6, 2009, we filed a Form S-3 covering 7,532,617 shares of our common stock sold in a private placement, which was declared effective by the SEC on November 17, 2009. On June 30, 2010, we filed a Form S-3 covering the remaining 421,926 shares of our common stock related to the Private Placement and the 3,977,270 shares of our common stock underlying the warrants, which was declared effective by the SEC on July 8, 2010.

Net cash used in continuing operating activities for the six months ended June 30, 2010 was $1.9 million, compared to net cash used of $6.8 million for the six months ended June 30, 2009. The $4.9 million decrease in net cash used by continuing operating activities from 2009 to 2010 was primarily due to the $2.8 million decrease in net loss for the six months ended June 30, 2010, as compared to the same period in 2009, and a $1.8 million net change in accrued compensation and accrued expenses. Accrued compensation increased by $0.8 million in the six months ended June 30, 2010 primarily due to the resignation of our former chief executive officer and accrued expenses decreased by $1.0 million in the six months ended June 30, 2009 primarily due to the completion of clinical trials.

Net cash used in investing activities for the six months ended June 30, 2010 was $12,000 compared to net cash of $412,000 provided by investing activities for the six months ended June 30, 2009. The change in 2010 from 2009 in cash flows associated with investing activities was primarily due to the purchase of equipment in the six months ended June 30, 2010 and maturities of marketable securities in the six months ended June 30, 2009.

Net cash provided by financing activities for the six months ended June 30, 2010 was $60,000 compared to net cash provided of $24,000 for the six months ended June 30, 2009. The increase is due primarily to higher proceeds from stock options exercises.

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

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at an End of Review meeting. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how much additional cash may be required for approval of APF530. The amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA, our efforts to respond to the FDA’s Complete Response Letter, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing of APF530, if approved, and technological and market developments from drugs that may compete with APF530.

Presently, we do not have sufficient cash resources to meet our cash requirements beyond the fourth quarter of 2010. We will require additional funding to support our continued operations. Our capital requirements going forward will depend on numerous factors including: the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing; manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We will be seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering, debt financing, or some combination of these funding sources. If we are unable to complete such a financing or are unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on the Nasdaq Capital Market, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities as of June 30, 2010.

	Total	Less than 1 year	2 to 3 years	4 to 5 Years	More than 5 years
Other operating leases	$436	$402	$34	$—	$—

Off- Balance Sheet Arrangements

As of June 30, 2010 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended June 30, 2010, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to discuss some of the issues with the FDA at an End of Review meeting prior to resubmitting the APF530 NDA. A date for this meeting has not been set.

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

All of these consequences would increase our need for additional capital resources.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, we believed we had sufficient cash resources to fund operations through fiscal 2010. On March 19, 2010 we announced the receipt of a Complete Response Letter from the FDA on the APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at an End of Review meeting. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how much additional cash may be required to reach approval for APF530.

We currently expect current capital resources to allow us to operate through the fourth quarter of 2010 as we continue to defer certain discretionary activities. We will require additional capital to fund our drug development and operating activities. If we are unable to complete a collaborative arrangement, equity offering, debt financing or otherwise obtain sufficient financing, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern. In addition, the amount of additional funding that we may require in 2010 and beyond depends on various factors, including the results of an End of Review Meeting with the FDA for our APF530 NDA, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing APF530, if approved, and technological and market developments that compete with APF530. We do not currently have the financial resources to launch APF530. If APF530 is approved, we anticipate pursuing either a collaborative arrangement with a partner who will provide the necessary financial resources and expertise to launch APF530 or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

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

A.P. PHARMA, INC.

Date: August 16, 2010	/s/ JOHN B. WHELAN
John B. Whelan Chief Financial Officer