Form 10-Q
period 2010-09-30
AP PHARMA INC /DE/
filed 2010-11-15
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

At October 31, 2010, the number of outstanding shares of the Company's common stock, par value $.01, was 40,112,960.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,015	$7,593
Accounts receivable	328	171
Prepaid expenses and other current assets	286	549

Total current assets	3,629	8,313

Property and equipment, net	407	510
Other long-term assets	53	128

Total assets	$4,089	$8,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157	$162
Accrued expenses	517	1,080
Deferred revenue	95	92
Accrued disposition costs	600	553

Total current liabilities	1,369	1,887
Deferred revenue	189	268

Total liabilities	1,558	2,155

Stockholders’ equity:
Common stock	401	394
Additional paid-in capital	148,959	147,481
Accumulated deficit	(146,829)	(141,079)

Total stockholders’ equity	2,531	6,796

Total liabilities and stockholders’ equity	$4,089	$8,951

See accompanying notes to condensed financial statements

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contract revenue	$351	$1,117	$1,122	$1,139

Operating expenses:
Research and development	1,541	1,418	5,762	6,376

General and administrative	445	912	3,561	2,905

Total operating expenses	1,986	2,330	9,323	9,281

Operating loss	(1,635)	(1,213)	(8,201)	(8,142)

Gain on sale of royalty interest	—	—	2,500	—
Interest income (expense), net	(1)	(1)	(2)	27

Loss from continuing operations	(1,636)	(1,214)	(5,703)	(8,115)
Loss from discontinued operations	(36)	—	(47)	—

Net loss	$(1,672)	$(1,214)	$(5,750)	$(8,115)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.14)	$(0.26)

Net loss	$(0.04)	$(0.04)	$(0.15)	$(0.26)

Shares used to compute basic and diluted net loss per share	39,507	31,234	39,481	31,041

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from operating activities:
Net loss	$(5,750)	$(8,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	47	—
Depreciation and amortization	178	270
Stock-based compensation	1,386	894
Stock issued in lieu of bonus	—	34
Loss on retirement of fixed assets	—	17
Changes in operating assets and liabilities:
Accounts receivable	(157)	(454)
Prepaid expenses and other current assets	263	28
Other long-term assets	75	(25)
Accounts payable	(5)	(113)
Accrued expenses	(524)	(906)
Deferred revenue	(76)	(629)

Net cash used in operating activities	(4,563)	(8,999)

Cash flows from investing activities:
Purchases of property and equipment	(75)	(2)
Maturities of marketable securities	—	574

Net cash provided by (used in) investing activities	(75)	572

Cash flows from financing activities:
Proceeds from the exercise of stock options	42	6
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	18	23

Net cash provided by financing activities	60	29

Net decrease in cash and cash equivalents	(4,578)	(8,398)
Cash and cash equivalents, beginning of period	7,593	9,967

Cash and cash equivalents, end of period	$3,015	$1,569

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

September 30, 2010 and 2009 (unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company focused on developing products using our proprietary Biochronomer™ polymer-based drug delivery technology designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) seeking approval for APF530. In March 2010, we received a Complete Response Letter to the APF530 NDA and we intend to respond to the issues in the Complete Response Letter in as timely and expeditious a manner as possible. We intend to discuss some of the issues with the FDA at an End of Review meeting prior to resubmitting the APF530 NDA. A date for this meeting has not been set. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF350 without a partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial, technical and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three and nine months ended September 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other period. The condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 15, 2010 (our “2009 10-K”).

Going Concern Considerations

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $146.8 million as of September 30, 2010.

At September 30, 2010, we had cash and cash equivalents of $3.0 million and working capital of $2.3 million. Presently, we believe our cash resources are sufficient to fund our operations into the first quarter of 2011 since we continue to defer certain discretionary activities. We will require additional capital to fund our drug development and operating activities and are currently seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering or a debt financing. If we are unable to complete such a financing or are unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on the Nasdaq Capital Market, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The full extent of activities, costs and time required to address the FDA’s questions is not currently known; however, we expect to clarify the actions required for resubmission and approval of our NDA at an End of Review meeting. A date for this meeting has not been set. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how much additional cash may be required for approval of APF530.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our 2009 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our 2009 10-K, that are of significance, or potential significance to us, except as noted below.

In April 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605). The ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our financial position and results of operations.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of September 30, 2010 and December 31, 2009 consisted of money market funds primarily containing U.S. government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

Fair Value Measurements

The three tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure our cash equivalents at fair value on a recurring basis in our balance sheets at September 30, 2010 and December 31, 2009. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider all cash equivalents as Level 1 inputs.

(3) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of potentially dilutive securities because they are anti-dilutive. The following table shows the potentially dilutive options, unvested restricted stock awards and warrants outstanding (in thousands) for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Options outstanding	3,263	3,232
Unvested restricted stock awards outstanding	606	140
Warrants outstanding	3,977	—

(4) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$55	$71	$194	$199
General and administrative	142	203	1,192	695

Total stock-based compensation expense	$197	$274	$1,386	$894

Impact on basic and diluted net loss per common share	$0.01	$0 .01	$0.04	$0.03

In the three months ended June 30, 2010, we recorded additional stock-based compensation expense as a result of accelerated vesting of stock options in connection with the resignation of our former chief executive officer.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

The following table summarizes option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	3,092,417	$1.91	7.9
Granted	1,087,700	$1.45
Exercised	(30,873)	$1.36
Expired and Forfeited	(886,499)	$2.66

Outstanding at September 30, 2010	3,262,745	$1.56	5.61

The following table summarizes restricted stock award activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	140,000	$1.00
Awarded	662,602	$0.89
Released	(196,168)	$1.27

Outstanding at September 30, 2010	606,434	$0.79

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan during the nine months ended September 30, 2010 and 2009 were 25,567 and 57,336 shares at an average price of $0.68 and $0.42, respectively. Shares available for future purchase under the Purchase Plan are 132,512 at September 30, 2010.

(5) COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,672)	$(1,214)	$(5,750)	$(8,115)
Unrealized gains on available-for-sale marketable securities	—	5	—	43
Comprehensive loss	$(1,672)	$(1,209)	$(5,750)	$(8,072)

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

(6) INCOME TAXES

There was no provision for income taxes for three and nine months ended September 30, 2010 or 2009 because we incurred net operating losses.

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

September 30, 2010 and 2009 (unaudited)

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

(8) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have requested documentation of the actual costs, but have accrued at the amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $0.6 million related to the current amount due under gross profit guarantees is recorded as accrued disposition costs as of September 30, 2010.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations.

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$36	$—	$47	$—

There was no material basic and diluted loss per common share from discontinued operations for the three and nine months ended September 30, 2010 and 2009.

(9) SIGNIFICANT AGREEMENTS

Merial Limited

In September 2009, we entered into a world-wide license and development agreement with Merial Limited, a world leading animal health company, for a long-acting pain management product for cats and dogs. The license and development agreement follows a successful proof-of concept agreement. Under the terms of the new agreement, we received an upfront license fee and will receive development funding and potential future milestones in addition to royalties following commercialization.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

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

We recognized $0.3 million and $0.1 million of revenue related to development services to Merial Limited in the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $0.1 million in the nine months ended September 30, 2010 and 2009, respectively.

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with: the progress of our research, development and clinical programs, the possibility that the FDA will require us to take additional steps before resubmitting our NDA for APF530, which will require substantial time and expense on our part, and the timing of regulatory approval and commercial introduction of APF530 and future product candidates; our ability to market, commercialize and achieve market acceptance for APF530 or other future product candidates; our ability to establish collaborations for our technology, APF530 and other future product candidates; our estimates for future performance; our estimates regarding our capital requirements and our needs for additional financing; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Overview

We are a specialty pharmaceutical company focused on developing products using our proprietary Biochronomer polymer-based drug delivery technology. The Biochronomer technology consists of bioerodible polymers designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). APF530 contains the 5-HT3 antagonist, granisetron, formulated in our proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) seeking approval for APF530. During 2008, APF530 completed a pivotal Phase 3 clinical trial which was the basis for the application. In March 2010, we received a Complete Response Letter to the APF530 NDA and intend to respond to the issues in the Complete Response Letter in as timely and expeditious a manner as possible. We intend to discuss some of the issues with the FDA at an End of Review meeting prior to resubmitting the APF530 NDA. A date for this meeting has not been set. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know what additional expenses and how much time may be required for approval of APF530. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial, technical and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine months Ended September 30, 2010 and 2009

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $0.4 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively and $1.1 million for both the nine months ended September 30, 2010 and 2009. The majority of our contract revenue for the three and nine months ended September 30, 2010 was derived from an agreement with Merial Limited we entered into in September 2009 for a long-acting pain management product for companion animals. Contract revenues for the three and nine months ended September 30, 2009 included $1.0 million of revenue recognized upon termination of our agreement with RHEI Pharmaceuticals, Inc.

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

Research and development expense for the three months ended September 30, 2010 increased by $0.1 million from $1.4 million for the three months ended September 30, 2009 to $1.5 million. The slight increase was primarily due to costs associated with the development, manufacturing and project-related expenses related to our NDA submission to the FDA. Research and development expense for the nine months ended September 30, 2010 decreased by $0.6 million from $6.4 million for the nine months ended September 30, 2009 to $5.8 million. The decrease in research and development expenses for the nine months ended September 30, 2010 as compared with the comparable period in 2009 was primarily due to headcount reductions in May 2009 and the suspension of other research and development projects to conserve resources which were partially offset by increased development, manufacturing and project-related expenses related to our NDA submission to the FDA. Research and development expense for the year 2010 is expected to be slightly lower as compared to 2009 for the same reasons mentioned above related to the decrease for the nine months ended September 30, 2010.

Our general and administrative costs consist of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended September 30, 2010 decreased by $0.5 million from $0.9 million for the three months ended September 30, 2009 to $0.4 million. The net decrease in the three months ended September 30, 2010 was primarily a result of cost containment measures associated with our headcount reductions in May 2009 and outside services. General and administrative expense for the nine months ended September 30, 2010 increased by $0.7 million from $2.9 million for the nine months ended September 30, 2009 to $3.6 million. The net increase in the nine months ended September 30, 2010 included compensation expense incurred in the three months ended June 30, 2010 related to the resignation of our chief executive officer which was partially offset by lower expense resulting from the cost containment measures associated with our headcount reductions in May 2009 and outside services. General and administrative expense is expected to be higher in 2010, as compared to 2009, primarily due to the compensation expense related to the resignation of our former chief executive officer.

In January 2010, we received a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund. The payment represents a milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro® and Carac®. No additional payments are due to us under this agreement.

Loss from discontinued operations for the three and nine months ended September 30, 2010 was $36,000 and $47,000, respectively, which represents the loss attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business. There was no Gross Profit Guaranty gain or loss for the three and nine months ended September 30, 2009. See Note 8 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Capital Resources and Liquidity

We had cash and cash equivalents of $3.0 million at September 30, 2010. Cash and cash equivalents decreased by $4.6 million at September 30, 2010 from December 31, 2009 due primarily to our operating loss for the nine months ended September 30, 2010, offset by the receipt of the $2.5 million milestone from an affiliate of the Paul Royalty Fund.

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

Net cash used in continuing operating activities for the nine months ended September 30, 2010 was $4.6 million, compared to net cash used of $9.0 million for the nine months ended September 30, 2009. The $4.4 million decrease in net cash used by continuing operating activities from 2009 to 2010 was primarily due to the $2.4 million decrease in net loss for the nine months ended September 30, 2010, as compared to the same period in 2009, a $0.9 million decrease from non-cash changes primarily related to stock compensation expense and deferred revenue and a $1.1 million net change in other operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2010 was $75,000 compared to net cash of $572,000 provided by investing activities for the nine months ended September 30, 2009. The change in 2010 from 2009 in cash flows associated with investing activities was primarily due to the purchase of equipment in the nine months ended September 30, 2010 and maturities of marketable securities in the nine months ended September 30, 2009.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $60,000 compared to net cash provided of $29,000 for the nine months ended September 30, 2009. The increase is due primarily to higher proceeds from stock option exercises.

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

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at an End of Review meeting. A date for this meeting has not been set. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how much additional cash may be required for approval of APF530. The amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA, our efforts to respond to the FDA’s Complete Response Letter, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing of APF530, if approved, and technological and market developments from drugs that may compete with APF530.

Presently, we believe our cash resources are sufficient to fund our operations into the first quarter of 2011. We will require additional funding to support our continued operations. Our capital requirements going forward will depend on numerous factors including: the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing; manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We are currently seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering, debt financing, or some combination of these funding sources. If we are unable to complete such a financing or are unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on the Nasdaq Capital Market, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern.

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

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities as of September 30, 2010.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases	$335	$317	$18	$—	$—

Off- Balance Sheet Arrangements

As of September 30, 2010 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended September 30, 2010, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, we believed we had sufficient cash resources to fund operations through fiscal year 2010. On March 19, 2010 we announced the receipt of a Complete Response Letter from the FDA on the APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The full extent of activities, costs and time required to address the FDA’s questions is not currently known, however, we expect to clarify the actions required for resubmission and approval of our NDA at an End of Review meeting. A date for this meeting has not been set. Until we meet with the FDA and clarify the actions we need to take prior to resubmitting the NDA for APF530, we will not know how much additional cash may be required to reach approval for APF530.

We presently expect current capital resources to allow us to operate into the first quarter of 2011 as we continue to defer certain discretionary activities. We will require additional capital to fund our drug development and operating activities. If we are unable to complete a collaborative arrangement, equity offering, debt financing or otherwise obtain sufficient financing, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern. In addition, the amount of additional funding that we may require in 2011 and beyond depends on various factors, including the results of an End of Review Meeting with the FDA for our APF530 NDA, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing APF530, if approved, and technological and market developments that compete with APF530. We do not currently have the financial resources to launch APF530. If APF530 is approved, we anticipate pursuing either a collaborative arrangement with a partner who will provide the necessary financial resources and expertise to launch APF530 or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

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

On May 18, 2010, we received a letter from the Nasdaq Stock Market (Nasdaq) indicating that the minimum closing bid price of our common stock had fallen below $1.00 for 30 consecutive days, and therefore, we were not in compliance with the listing standards. As of September 30, 2010, our stockholders’ equity met the $2.5 million minimum required for continued listing on the NASDAQ Capital Market. We have been provided 180 calendar days, or until November 15, 2010, to regain compliance with the minimum bid price requirement. To regain compliance, our share price must exceed $1.00 for a minimum of 10 consecutive business days prior to November 15, 2010. Since as of the filing of this 10Q report, our share price has remained below $1.00, we anticipate receiving a written notification that our shares are subject to delisting. We will have the opportunity to appeal this notice and present Nasdaq with a plan for regaining compliance.

Should we fail to comply with the minimum listing standards applicable to issuers listed on The NASDAQ Capital Market, our common stock may be delisted from The NASDAQ Capital Market. If our common stock is delisted, it could significantly reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 6.	Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13A-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13A-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

Date: November 15, 2010	/s/ JOHN B. WHELAN
John B. Whelan Acting Chief Executive Officer and Chief Financial Officer