Form 10-K
period 2010-12-31
AP PHARMA INC /DE/
filed 2011-03-28
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL & TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes [    ]    No [  x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [    ]    No [  x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  x ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [    ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [    ]            Accelerated filer [    ]            Non-accelerated filer [    ]            Smaller reporting company [  x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [  x ]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of June 30, 2010, was $10,033,698(1) based upon the closing sale price on The NASDAQ Capital Market reported for such date.

As of February 28, 2011, 40,064,194 shares of registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part
Definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders.	III

(1)

Excludes 23,665,526 shares held by directors, officers and stockholders whose ownership exceeds 5% of the outstanding shares at June 30, 2010. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Introduction—Forward-Looking Statements

In this Annual Report on Form 10-K, the “Company,” “A.P. Pharma,” “we,” “us” and “our” refer to A.P. Pharma, Inc.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include, but are not limited to, statements about:

•  the progress of our research, development and clinical programs and timing of, and prospects for, regulatory approval and commercial introduction of APF530 and future product candidates;

•  estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•  the timing of market introduction of APF530 or other future product candidates;

•  our ability to market, commercialize and achieve market acceptance for APF530 or other future product candidates;

•  our ability to establish collaborations for our technology, APF530 and other future product candidates;

•  uncertainties associated with obtaining and enforcing patents;

•  our estimates for future performance; and

•  our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

ITEM 1. BUSINESS

Company Overview

A.P. Pharma is a specialty pharmaceutical company developing pharmaceutical products using our proprietary Biochronomer™ polymer-based drug delivery technology. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) seeking approval for APF530. We are seeking regulatory approval of APF530 for the prevention of acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy, and for prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. In March 2010, we received a Complete Response Letter to the APF530 NDA. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. The FDA granted us two meetings in the first quarter of 2011, one in February and one in March. We met with the FDA in February and are preparing for the second meeting scheduled for late March. Following the meetings with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530.

Our core Biochronomer technology, on which APF530 and our other product candidates are based, consists of bioerodible polymers designed to release drugs over a defined period of time. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including prevention of nausea and vomiting, pain management, control of inflammation and treatment of ophthalmic diseases. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to several months.

In addition to our lead drug candidate, we have a pipeline of other product candidates that use our Biochronomer technology. Further development of our pipeline products has been temporarily deferred in order to focus both managerial and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter. One of these pipeline products, APF112, incorporates the well-known local anesthetic, mepivacaine. It is designed to provide up to 36 hours of relief from post-surgical pain and to minimize the use of morphine-like drugs, or opiates, which are used extensively in the management of post-surgical pain. A second pipeline product, APF580, incorporates a presently unannounced opiate for extended relief of severe pain. An investigational new drug application (IND) for APF580 was successfully filed in the third quarter of 2008.

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

Our Lead Product Candidate—APF530

CINV Background

Prevention and control of nausea and vomiting, or emesis, are paramount in the treatment of cancer patients. The majority of patients receiving chemotherapy will experience some degree of emesis if not prevented with an antiemetic. Chemotherapy treatments can be classified as moderately emetogenic, meaning that 30–90% of patients would experience CINV, or highly emetogenic, meaning that over 90% of patients would experience CINV, if they were not treated with an antiemetic prior to chemotherapy. Onset of CINV within the first 24 hours is described as “acute,” and CINV that occurs more than 24 hours after treatment is described as “delayed.” Delayed CINV may persist for several days. Prevention of CINV is important because the distress caused by CINV can severely disrupt patient quality of life and can lead some patients to delay or discontinue chemotherapy.

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

Current treatment options for preventing CINV include injectable 5-HT3 antagonists such as palonosetron (Aloxi®), ondansetron (Zofran®) and granisetron (Kytril®). Aprepitant (Emend®), an NK1 antagonist, is also used to prevent CINV and is typically used in combination with an injectable 5-HT3 antagonist. As shown in the table below, several injectable 5-HT3 antagonists are approved for the prevention of acute CINV in patients receiving either moderately or highly emetogenic chemotherapy. Within the last several years, generic versions of granisetron and ondansetron have become available. Aloxi is the only injectable 5-HT3 antagonist approved for the prevention of delayed CINV in patients receiving moderately emetogenic chemotherapy. Generic versions of Aloxi may become available after its scheduled patent expiration in 2015. No injectable 5-HT3 antagonist is approved for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy.

Approved Injectable 5-HT3 Antagonists

Chemotherapy Regimen	Acute CINV	Delayed CINV
Moderately Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Palonosetron (Aloxi)	Palonosetron (Aloxi)
Highly Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Palonosetron (Aloxi)	None

Despite evidence that delayed CINV affects as many as 50–70% of patients, and that more patients experience delayed CINV than acute CINV, oncology nurses and physicians are likely to underestimate the magnitude of these problems in the patients for whom they care. This may occur in part since patients often do not report side effects they experience at home following chemotherapy treatments. Even though high percentages of chemotherapy patients experience such delayed nausea and emesis, presently Aloxi is the only injectable 5-HT3 antagonist approved for dealing with this delayed CINV. We believe that APF530, if approved, could become the second long-acting product given in a single administration that is capable of dealing with this important medical need. Eisai Company, which markets Aloxi in the U.S., reported U.S. Aloxi sales of $386 million in calendar year 2009 and $423 million in calendar year 2010. We believe the total U.S. market for antiemetics is approximately $1 billion.

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

Granisetron and other 5-HT3 antagonists, as a class, have become the most common antiemetic agents used to treat CINV. However, no injectable 5-HT3 antagonist formulation is currently approved for the prevention of both acute and delayed CINV for both moderately and highly emetogenic chemotherapy. Results from our APF530 Phase 3 clinical trial demonstrated that we can prevent acute CINV for both moderately and highly emetogenic chemotherapy, and prevent delayed CINV in moderately emetogenic chemotherapy. The efficacy data involving delayed CINV in highly emetogenic chemotherapy showed results for the higher dose of APF530 that were numerically better than and statistically non-inferior to those for Aloxi. Because Aloxi is not approved for use in this setting, it would be necessary to demonstrate superiority in order to get approval for this use. However, APF530 did not achieve the statistically significant level of superiority necessary to support a claim for this use. If we obtain regulatory approval for all uses except the prevention of delayed CINV in highly emetogenic chemotherapy, we believe that we should have a product comparable to Aloxi, which, despite the limitation of its claim for prevention of delayed CINV to only moderately emetogenic treatments, has achieved considerable commercial success.

Phase 2 Clinical Trial

In September 2005, we completed an open-label Phase 2 clinical trial for APF530. We evaluated the safety, tolerability and pharmacokinetics of APF530 in cancer patients. In addition, efficacy endpoints were evaluated relating to emetic events and the use of additional medication for treating CINV. The trial demonstrated that APF530 was well tolerated; there were no serious adverse events attributed to APF530, and less than 10% of participating patients had injection site reactions, all of which were mild.

Analysis of the efficacy data from our Phase 2 trial, in which patient groups received either moderately or highly emetogenic chemotherapy, was based on complete responders, patients who experienced no vomiting and no use of additional medication for CINV during the observation period. These efficacy data compared favorably to similar data for Aloxi, as reported from its Phase 3 trials. Based on these results, we designed our Phase 3 clinical program to directly compare APF530 to Aloxi in a prospective randomized trial design.

Pivotal Phase 3 Clinical Trial Design

In December 2005, we held our end-of-Phase 2 meeting with the FDA, at which we discussed our registration strategy and our proposed design for the pivotal Phase 3 trial. Following this meeting, we finalized plans for our pivotal Phase 3 trial in accordance with FDA input. The trial’s primary objectives were to demonstrate:

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

Our pivotal Phase 3 clinical trial was initiated in May 2006 as a multicenter, randomized, observer-blind, actively-controlled, double-dummy, parallel group study that compared the efficacy of APF530 with Aloxi. The trial stratified patients into two groups, one receiving moderately and the other receiving highly emetogenic chemotherapeutic agents in accordance with the Hesketh algorithm, which assigns emetogenic levels based on the chemotherapy agent, drug dosage and combinations employed. In each emetogenic group, patients were randomized during Cycle 1 to receive either APF530 high dose (10 mg), APF530 low dose (5 mg) or the currently approved dose of Aloxi. For up to three subsequent treatment cycles (Cycles 2—4), the patients were re-randomized to receive either of the two APF530 doses. The diagram below provides further graphical representation of the patient stratification design and target enrollment for patient randomization in our clinical trial. The study completed patient enrollment of 1,395 patients in June 2008, and we announced top-line results on September 30, 2008.

Pivotal Phase 3 Clinical Trial Results

The goals of the trial were to demonstrate the safety and efficacy of APF530 in the treatment of CINV following the administration of highly or moderately emetogenic chemotherapy, and to establish an effective dose for APF530. In the trial, 5 mg and 10 mg doses of granisetron were evaluated, and, based on the results, the 10 mg dose appears to provide greater efficacy with a side effect profile similar to the 5 mg dose. As such, we selected the APF530 10 mg dose for inclusion in the NDA.

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

(NI) Non-inferior efficacy was determined using a modified Bonferroni step down procedure. The lower bound of the adjusted Confidence Interval to establish non-inferiority was negative 15%. The Confidence Intervals shown for the moderately emetogenic and highly emetogenic levels are 97.5% and 98.3%, respectively. (NS) = No significant difference. (I) = Inferior efficacy.

APF530 was generally well tolerated, with a side effect profile consistent with previous human use of granisetron and only one serious adverse event reported as possibly attributed to APF530. In Cycle 1, the data showed a low incidence of patients discontinuing therapy due to any adverse events (related or unrelated to study drugs): 0.5%, 0.9% and 0.9% in the moderately emetogenic patient group, and 2.0%, 3.5% and 1.2% in the highly emetogenic patient group for APF530

5 mg, APF530 10 mg and Aloxi, respectively. Further, of the patients completing the first cycle, 1,043 went on to receive a total of 2,374 additional doses of APF530 in Cycles 2 to 4. Of these patients, only 2 (or 0.2%) discontinued therapy due to treatment-related adverse events.

Additional data from the pivotal Phase 3 trial comparing APF530 with Aloxi were released on November 5, 2008, and are reported below. The additional data provided herein include predetermined secondary efficacy endpoints and safety data that were not available at the time the top-line data were released. Review of the clinical data package demonstrates the robustness of the APF530 clinical response within and across chemotherapy cycles. Some of the additional key findings follow:

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

Complete Response of APF530 10 mg Dose Over Four Chemotherapy Cycles

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

•  The Phase 3 trial protocol predefined multiple primary and secondary endpoints, including complete response, complete control (no emesis, no rescue therapy and no greater-than-mild nausea) and total response (no emesis, no rescue therapy and no nausea) measured over defined time intervals (acute, delayed and overall). Although there were no significant differences between the APF530 10 mg dose vs. Aloxi, the response rates for the APF530 10 mg dose were numerically higher than Aloxi in all nine analyses for moderately emetogenic chemotherapy and in five of nine analyses for highly emetogenic chemotherapy.

•  The safety profile for APF530 was very similar to that for Aloxi; the most notable adverse event was constipation, observed in 15.4% and 13.4% of patients receiving APF530 10 mg and Aloxi, respectively. Headache was observed in 10.0% and 9.7% of patients receiving the APF530 10 mg dose and Aloxi, respectively.

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

•  During the trial, patients received more than 1,600 separate injections of the APF530 10 mg dose. Assessment of any injection site pain was made on days one and five of treatment: on day one, less than 0.1% of injections produced any reports of pain; on day five approximately 4% of injections produced reported pain. All but four of these reports of pain were recorded as mild, with the four recorded as moderate.

Additional data from the pivotal Phase 3 trial was presented at the annual meeting of the American Society of Clinical Oncology on June 1, 2009, and are reported below.

•  CR rates for the APF530 10 mg dose were generally higher in patients who had received prior chemotherapy when compared to patients who had not received any previous chemotherapy. Additionally, in all instances, CR rates for APF530 in patients receiving prior chemotherapy were numerically higher than those observed for Aloxi. Based on previous clinical studies, many physicians believe that the risk of CINV increases with each additional cycle of chemotherapy. These new data may suggest potential utility for APF530 in treating patients who have received prior chemotherapy.

•  Of the highly emetogenic chemotherapy regimens, those containing cisplatin are considered to be the most troublesome due to their ability to cause significant delayed CINV. The CR rates for patients receiving cisplatin- based regimens were numerically higher for APF530 10 mg when compared to Aloxi in both acute and delayed CINV. Specifically, in acute CINV, APF530 had an 81.1% CR rate versus 75.5% for Aloxi, and in delayed CINV, 66.0% versus 60.4% for Aloxi.

•  A pharmacokinetic analysis, conducted in a sub-group of patients, confirmed that a single APF530 10 mg dose successfully maintained blood levels of granisetron for the entire five-day period.

New Drug Application

In May 2009, we filed an NDA for APF530 with the FDA under Section 505(b)(2) of the FDCA. In March 2010, we received a Complete Response Letter from the FDA, which stated that the NDA we submitted in May 2009 requesting approval of APF530 could not be approved in its present form. The primary points raised in the FDA Complete Response Letter are as follows:

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

Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. The FDA granted the Company two meetings to discuss the Complete Response Letter in the first quarter of 2011, one in February and one in March.

At the February 2011 meeting, we presented information concerning the clinical pharmacology of APF530 and a revised presentation format for certain clinical data from the Company’s Phase 3 study. The FDA indicated the Company would need to complete a thorough QT study prior to resubmitting its NDA and clarified the requirements for a previously requested metabolism study. The FDA agreed both studies could be structured as a single clinical study conducted in healthy volunteers. Once initiated, this study is anticipated to take approximately six months to complete. The FDA also indicated that the revised presentation format for the clinical data was acceptable for resubmission. The FDA did not request that the Company conduct any additional efficacy studies.

The second FDA meeting is scheduled for the end of March 2011, with the subjects under discussion being the dosing system and the characterization and manufacturing of APF530. At the meeting, the Company will be presenting the results of the additional analytical work it has completed since receipt of the Complete Response Letter.

Following the second meeting with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530. If, following the meetings, we resubmit the APF530 NDA and the FDA does not approve our NDA or requests additional work or changes to the NDA, our continued ability to obtain regulatory approval in the United States and commercialize APF530 could be seriously impaired, and our business would be adversely impacted.

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

Product Candidate	Potential Application	Drug	Targeted Duration	Status

APF112	Post-surgical pain relief	Mepivacaine	Up to 36 hours	Phase 2

APF580	Pain relief -human	Undisclosed Opiate	At least seven days	Preclinical

APF580	Pain relief - veterinary	Undisclosed Opiate	At least seven days	Preclinical

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

APF580

APF580 incorporates an opiate into our Biochronomer technology and is designed to provide analgesia lasting at least seven days following a single injection. It is targeted for situations where the intensity and duration of pain require use of an opiate rather than a local anesthetic. APF580 may find use in acute and chronic pain settings, improve patient compliance and reduce the risk of drug abuse. Our initial animal pharmacokinetic studies completed in 2006 present a promising profile, supporting future product development for post-surgical and chronic pain applications. In September of 2008 we filed an IND for APF580 with the FDA. In September 2009 we entered into a licensing and development agreement with Merial Limited for a variant of APF580 for long-acting pain management in companion animals.

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

Multiple Potential Applications. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including pain management, prevention of nausea, control of inflammation and treatment of ophthalmic diseases. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. All of our current development programs utilize the same semi-solid poly (ortho ester) delivery vehicle. The present forms of these product candidates are stored under refrigeration. We are actively developing product candidates that can be stored at room temperature.

Our Strategy

Our primary near-term objective is to obtain regulatory approval of the NDA for APF530 from the FDA. We believe there is significant market potential for APF530 in preventing CINV. We plan to explore commercialization of APF530 in the United States and the rest of the world using our resources and/or in conjunction with one or more partners. Longer term, we intend to become a leading specialty pharmaceutical company focused on improving the effectiveness of existing pharmaceuticals using our proprietary drug delivery technologies.

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential product candidates and for all of our commercial needs. We do not have long-term agreements with any of these third-parties. We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce active pharmaceutical ingredients (APIs) and finished products in accordance with the FDA’s current Good Manufacturing Practices (cGMP) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

With regard to our lead product candidate, APF530, we source the API, granisetron, from two suppliers. We use one supplier to source raw materials and prepare our proprietary polymer and another supplier to formulate the bulk drug product. We ship the bulk APF530 to a contract manufacturer for filling into syringes. This supplier is one of a small number of companies with the ability to perform the syringe filling function with a highly viscous material like APF530. To date, APF530 has been manufactured in small quantities for preclinical studies and clinical trials. If APF530 is approved for commercial sale, we will need to manufacture such product in larger quantities. Significant scale-up of manufacturing may require additional process development and validation studies, which the FDA must review and approve. The commercial success of APF530, in the near-term, will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture. If APF530 receives regulatory approval, we plan to scale-up manufacturing through our third-party manufacturers for APF530 in order to realize important economies of scale. These scale-up activities would take time to implement, require additional capital investment, process development and validation studies, and FDA approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

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

The status of our partnering arrangements is:

•  In September 2009, we entered into a licensing and development agreement with Merial Limited for a long-acting pain management product for use with companion animals. We received an upfront payment and will receive on-going development funding and potential future milestones and royalties.

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

As part of our strategy to protect our current product candidates and to provide a foundation for future products, we have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. We have a total of 27 issued U.S. patents and an additional 49 issued (or registered) foreign patents. The patents on our bioerodible technologies expire between January 2016 and November 2023. APF530 is covered by multiple patents that have claims extending into 2021. In addition, we have filed patent applications on further improvements to our polymer technology, which, if issued, would provide additional exclusivity beyond these dates.

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

APF530 is expected to face significant competition for the prevention of delayed CINV, principally from Eisai’s Aloxi (palonosetron). In addition to Aloxi, APF530 will compete with entrenched products for the prevention of acute CINV, including Roche’s Kytril (granisetron) and GlaxoSmithKline’s Zofran (ondansetron). Generic versions of certain of these products are also marketed by other companies. Generic versions of Aloxi may become available after its scheduled patent expiration in 2015. We are also aware of several companies that have developed, or are developing, both generic and new formulations of granisetron, including transdermal formulations such as ProStrakan’s Sancuso® (granisetron transdermal patch).

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

Employees

As of December 31, 2010, we had 18 full-time employees, one of whom holds a Ph.D. degree and approximately 3 full-time equivalent contract workers. There were 15 employees engaged in research and development and quality control, and 3 individuals working in finance, information technology, human resources and administration.

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

We have incurred recurring losses and had an accumulated deficit of $148.4 million as of December 31, 2010. We expect to continue to generate substantial losses over at least the next several years as we:

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

We will not be able to commercialize our lead product candidate, APF530, until we obtain regulatory approval in the United States or foreign countries. To satisfy U.S. Food and Drug Administration (FDA) or foreign regulatory approval standards for the commercial sale of APF530, we must have demonstrated in adequate and controlled clinical trials that APF530 is safe and effective. APF530 is designed to provide at least five days prevention of CINV. In September and November 2008, we announced results of our pivotal Phase 3 human clinical trial of APF530 that achieved most of its primary and secondary endpoints. In May 2009, we submitted our new drug application (NDA) for approval of APF530 to the FDA. The NDA was accepted for review by the FDA in July 2009. In March 2010, we received a Complete Response Letter from the FDA, which stated that the NDA we submitted in May 2009 requesting approval of APF530 could not be approved in its present form. We discussed some of the issues in the Complete Response Letter with the FDA at a meeting in February 2011. A second meeting with the FDA is scheduled for late March 2011. Following the meetings with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530. If the FDA does not approve our NDA or requests additional work or changes to the NDA, our continued ability to commercialize APF530 could be seriously impaired, and our business would be adversely impacted. Obtaining regulatory approval of APF530 for the prevention of acute CINV for both moderately and highly emetogenic chemotherapy, and for the prevention of delayed CINV in moderately emetogenic chemotherapy, is subject to many variables. For example, the FDA’s review may not produce positive decisions as to:

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

The process for obtaining approval of a New Drug Application (NDA) is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market APF530 or any other product candidate. In March 2010, we received a Complete Response Letter from the FDA which stated that the NDA we submitted in May 2009 requesting approval of APF530 could not be approved in its present form. The primary points raised in the FDA Complete Response Letter are as follows:

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

Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. The FDA granted the Company two meetings to discuss the Complete Response Letter in the first quarter of 2011, one in February and one in March.

At the February 2011 meeting, we presented information concerning the clinical pharmacology of APF530 and a revised presentation format for certain clinical data from the Company’s Phase 3 study. The FDA indicated the Company would need to complete a thorough QT study prior to resubmitting its NDA and clarified the requirements for a previously requested metabolism study. The FDA agreed both studies could be structured as a single clinical study conducted in healthy volunteers. Once initiated, this study is anticipated to take approximately six months to complete. The FDA also indicated that the revised presentation format for the clinical data was acceptable for resubmission. The FDA did not request that the Company conduct any additional efficacy studies.

The second FDA meeting is scheduled for the end of March 2011, with the subjects under discussion being the dosing system and the characterization and manufacturing of APF530. At the meeting, the Company will be presenting the results of the additional analytical work it has completed since receipt of the Complete Response Letter Following the meetings with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530.

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

Delays in resubmitting an NDA and obtaining regulatory approval for APF530, or a second Complete Response letter, would, among other consequences:

•  significantly harm the marketing of any products that we or our collaborators develop;

•  impose costly procedures upon our activities or the activities of our collaborators;

•  diminish any competitive advantages that we or our collaborative partners may attain; or

•  adversely affect our ability to receive royalties and generate revenue and profits.

All of these consequences would further increase our need for additional capital resources.

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

Additional capital is needed to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs. Raising such capital may have to be accomplished on unfavorable terms, possibly causing dilution to our existing stockholders.

We believe that our cash resources as of December 31, 2010 should allow us to operate into May 2011 as we continue to defer certain discretionary activities. We are in discussions with an investor regarding a bridge loan, which may be executed following the second FDA meeting. The bridge loan is intended to fund Company operations until additional longer-term financing is secured. Following the second FDA meeting at the end of March and the funding of the bridge loan, the Company plans to seek additional financing in the form of equity, debt or collaboration agreements to fund operations through the potential approval of APF530. The Company believes that the bridge loan (which would be convertible into shares of our common stock) and any form of the intended longer-term financing will be highly dilutive to existing stockholders. Our capital requirements going forward will depend on numerous factors, including the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing; manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We are currently negotiating definitive terms with respect to the bridge loan, after which we will be seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering, debt financing, or some combination of these funding sources. If we are unable to complete such financings or unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on The NASDAQ Capital Market, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern.

We may not be able to raise sufficient additional capital when we need it or to raise capital on favorable or any terms. As noted herein, the sale of additional equity or convertible debt securities in the future will be highly dilutive to our stockholders, and debt financing arrangements (including the proposed bridge loan) may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail significantly or cease operations or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. We currently do not have the financial resources to launch APF530. If APF530 is approved, we anticipate pursuing either a collaborative arrangement with a corporate partner that will provide the necessary financial resources and expertise to launch APF530 or obtaining additional funding and resources that would be required to launch APF530 without a corporate partner. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a corporate partner, that will be required to launch APF530.

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

•  the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and

•  general market conditions.

We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we plan to satisfy our future cash needs through public or private equity offerings, debt financings, as well as strategic collaborations, in the form of license fees, research and development fees and milestone payments. If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment and it may adversely affect the market price of our common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may again be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which will have a material adverse effect on our business.

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

Further development of our pipeline products has been temporarily deferred in order to focus managerial, technical and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter. This action has delayed the planned development of these products, reducing their potential commercial value.

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

•  inability to find partners;

•  failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•  failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•  delay in completion of clinical trials, resulting in increased costs; and

•  inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

There can be no assurance that if our clinical trials are successfully initiated and completed, we will be able to obtain approval by the FDA in the United States or similar application to other regulatory authorities elsewhere in the world, in a timely manner, if at all. If we are unable to obtain approval by the FDA or other regulatory authorities elsewhere in the world, we will be unable to commercialize that product. These authorities can, and do, reject NDAs and require additional clinical trials, even when product candidates have performed well or have achieved favorable results in clinical trials. If we fail to commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Further, our contract manufacturers and our collaborators are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and records and documentation. Our contract manufacturers, or our collaborators, may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA pre-approval inspection for conformity with cGMPs before we can obtain approval to manufacture, and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. We are aware that one particular contract manufacturer has previously received Form 483 notices and a Warning Letter from the FDA and is working to address the deficiencies identified in these notices. The remediation efforts may not be adequate to address the deficiencies or the manufacturer may not stay in compliance with FDA requirements in the future. Not complying with FDA requirements could result in an enforcement or other action, prevent commercialization of our product candidates and impair our reputation and results of operations.

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

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have not yet determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop. We have no experience in developing, training or managing a marketing and sales force. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-

technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

If we are unable to lease a suitable space after the expiration of our lease, or if we are unable to comply with the terms of our lease agreement, such failure could delay our research and development efforts and adversely affect our business.

We lease laboratory, office and warehouse space in Redwood City, California under a lease expiring on March 31, 2011. We are currently evaluating our options for renewing our lease, or leasing office and lab space in the proximity of our current offices and entering a new lease following the end of the current lease. However, given that we expect to continue to generate substantial losses over at least the next several years and given that there is significant uncertainty surrounding our ability to raise capital, we cannot be sure that we will be able to find suitable space at a lease rate we can afford. Our failure to lease suitable laboratory and office space would be disruptive to our operations and result in delays in our research and development efforts. In addition, our failure to fulfill our financial obligations under our current lease, and our failure to cure or repair such failure in a timely manner and in accordance with the lease agreement, may result in a breach or default of the lease agreement. Any claim against us for breach or default under the lease agreement may materially and adversely affect our business, financial condition and results of operations.

We face intense competition from other companies.

APF530 is expected to face significant competition for the prevention of delayed CINV, principally from Eisai’s Aloxi (palonosetron). In addition to Aloxi, APF530 will compete with entrenched products for prevention of acute CINV including Roche’s Kytril (granisetron) and GlaxoSmithKline’s Zofran (ondansetron). Generic versions of certain of these products are also marketed by other companies. Generic versions of Aloxi may become available after its scheduled patent expiration in 2015. We are also aware of several companies that have developed or are developing both generic and new formulations of granisetron, including transdermal formulations such as ProStrakan’s Sancuso® (granisetron transdermal patch). APF112 is expected to face competition from two injectable controlled release bupivicane products, Durect Corporation’s Posidur™ and Pacira Pharmaceutical’s Exparel™ DepoBupivacaine.

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

Our success will depend in part on our ability to obtain patents, maintain trade secret protection as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. In addition to obtaining patents in a number of foreign countries, we have also filed U.S. and foreign patent applications on our polymer technology with the PCT, the European Patent Office, Australia, Canada, China, Hong Kong, Japan, South Korea, Singapore and Taiwan. We have a total of 27 issued U.S. patents and an additional 49 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and November 2023. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

We may have on-going obligations related to previously discontinued operations, which could divert management attention and require financial resources to fulfill.

We remain party to agreements related to the licensing and manufacturing of products from discontinued operations related to our topical pharmaceutical and cosmeceutical businesses. We no longer are active in these markets and the assets related to these businesses have been licensed or sold to third parties. We have a license agreement with sanofi-aventis for Carac, and with Ortho Neutrogena for Retin-A Micro. We have an agreement with an Amcol International

(Amcol) subsidiary for the manufacture and supply of these products. We also have assigned all royalties related to these products to an affiliate of the Paul Royalty Fund. Under these agreements, A.P. Pharma may be required to make payments or take certain actions to enable the continued marketing and sale of these products for the benefit of these third parties. As described in Note 9, Discontinued Operations, to the Financial Statements, Amcol is currently requesting payment of $703,000 as the Gross Profit Guaranty under our manufacturing agreement with them. We have requested documentation of the actual costs, but have accrued at the amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. Our agreement regarding the Gross Profit Guaranty potentially extends to July 1, 2013.

We are exposed to risks and increased expenses when we no longer qualify as a smaller reporting company as a result of laws requiring filers to evaluate internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires management to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financing reporting in our annual report on Form 10-K for each fiscal year. Our independent auditors will be required to report on our internal control over financial reporting when we no longer qualify as a smaller reporting company. We and our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We have implemented an ongoing program to perform the system and process evaluation we believe to be necessary to comply with these requirements. However, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance when we no longer qualify as a smaller reporting company. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Our management, including our Acting Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future, which would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the price of our stock.

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

Risks Related To Our Common Stock

We anticipate our common stock will be delisted from The NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The NASDAQ Capital Market. The listing standards of The NASDAQ Capital Market require that a company maintain stockholders’ equity of at least $2.5 million and a minimum bid price of $1.00 per share. During 2009 our minimum bid price fell below $1.00 per share and we received notice from The NASDAQ Stock Market (Nasdaq) that we did not satisfy the $1.00 minimum bid price requirement. Our stock price subsequently closed above $1.00 for ten consecutive business days and on January 7, 2010, we received notice from Nasdaq confirming that we had regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. Consequently, the NASDAQ Listing Qualifications Panel determined to continue the listing of our securities on The NASDAQ Capital Market.

On May 18, 2010, we received a letter from Nasdaq indicating that the minimum closing bid price of our common stock had fallen below $1.00 for 30 consecutive days, and therefore, we were not in compliance with the listing standards. On November 17, 2010, we received a second letter from the NASDAQ Listing Qualifications Staff indicating that we had not regained compliance with Listing Rule 5550(a)(2), which requires the closing bid price of the Company’s common stock to be $1.00 or more. The second letter from Nasdaq stated the Company’s securities would be subject to delisting from The NASDAQ Capital Market, effective November 29, 2010, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (Panel). We met with the Panel in January 2011 and presented our plan for regaining compliance with all applicable listing requirements. The hearing resulted in the Company’s shares remaining listed on The NASDAQ

Capital Market at least until such time as the Panel renders its decision following the hearing. In March 2011, we received a letter from Nasdaq stating that they had determined to grant us additional time to regain compliance pursuant to our plan.

Concurrent with our filing of the 2010 10-K, we have notified Nasdaq that we do not anticipate regaining compliance with all the applicable listing requirements by the time stated in the plan presented to the Panel.

If the Panel determines to delist the Company’s securities from The NASDAQ Capital Market, the Company’s common stock is expected to be eligible for trading on the OTCQB, which is operated by OTC Markets, Inc. If our common stock is delisted from The NASDAQ Capital Market, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

The price of our common stock has been and may continue to be volatile.

Our common stock has historically been volatile, with a trading price ranging from $0.30 to $3.14 over the past five years. The stock markets, in general, and the markets for drug delivery and pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•  delisting from The NASDAQ Capital Market;

•  our ability to raise capital in the face of continuing cash depletion;

•  non-approval of our product candidates, or delays in the FDA review process, particularly with respect to APF530, which we received a Complete Response Letter from the FDA in March 2010;

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

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•  authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; and

•  providing for dilutive issuance of preferred stock, commonly referred to as a “poison pill”, which can be triggered after a person or a group acquires 20% or more of our common stock, except Tang Capital Partners and its affiliates, and Baker Brothers Investments and its affiliates, for which the potentially triggering levels of ownership are 34% and 30%, respectively.

In addition, Section 203 of Delaware General Corporation Law may discourage, delay or prevent a change in control of our company by prohibiting stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us, unless certain approvals are obtained.

Further concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a majority of our outstanding securities. In October 2009, Tang Capital Partners, LP and its affiliates, increased their beneficial ownership in our common stock to 31%, and Baker Brothers Investments and its affiliates increased their beneficial ownership in our common stock to 22%. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also a member of our board. Baker Brothers Investments was granted the right to designate a representative to our Board of Directors. In February 2010, Stephen R. Davis was appointed to our Board of Directors as the Baker Brothers Investments designee. The right granted to Baker Brothers Investments to designate an additional representative to our board of directors should it exercise its right to purchase designated additional shares of our common stock under the terms of the securities purchase agreements for the October 2009 financing expired on May 14, 2010. Mr. Davis resigned from our Board on February 23, 2011.

Such a concentration of common stock ownership could significantly influence corporate actions on various strategic matters, including, for example, receptivity to collaborations and merger or sale overtures.

Future sales of our common stock may cause our stock price to decline.

Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they currently own outstanding warrants exercisable through January 7, 2015 for additional shares of our common stock. The exercise of these warrants or the sale by our current stockholders of a substantial number of shares, or the expectation that such exercises or sales may occur, could significantly reduce the market price of our common stock.

Future utilization of net operating loss carryforwards may be impaired due to recent changes in ownership.

As discussed in Note 11 to the Financial Statements, we believe our net operating losses and tax attributes may be subject to limitation under Section 382 of the Internal Revenue Code of 1986. As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating losses and credits that we currently estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2010, including those that may come in conjunction with future equity financings or market trades by our stockholders.

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

ITEM 2. PROPERTIES

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California under a lease expiring on March 31, 2011. The annual rent expense for the Redwood City facility is approximately $462,000.

We believe our facilities are adequate and suitable for current and anticipated needs. We are currently evaluating our options for extending our current lease or leasing office and lab space in the proximity of our current offices and entering a new lease following the end of the current lease. However, we cannot be sure that we will be able to either extend our current lease or find suitable alternative space at a lease rate we can afford.

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

Shares of our common stock trade on The NASDAQ Capital Market, under the symbol APPA. Prior to October 28, 2009 our stock traded on The NASDAQ Global Market. As of February 28, 2011, there were 115 holders of record of our common stock.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Global and NASDAQ Capital Markets.

2010	High	Low
First Quarter	$2.16	$0.85
Second Quarter	1.17	0.60
Third Quarter	0.72	0.54
Fourth Quarter	0.88	0.43

2009	High	Low
First Quarter	$0.89	$0.41
Second Quarter	1.21	0.38
Third Quarter	1.05	0.65
Fourth Quarter	1.39	0.77

On February 28, 2011, the closing sale price of our common stock was $0.38 per share.

In October 2009, in a private placement, we sold 7,954,543 shares of our common stock at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share (Private Placement). The purchasers paid $0.125 per underlying share for the warrants. Additionally the purchasers had the right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. Total proceeds were approximately $7.9 million, after deducting costs associated with the issuance. The sale of the securities was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended. Pursuant to the terms of a registration rights agreement in connection with the Private Placement, we were required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, beginning within 30 days of October 22, 2009, with the SEC for the purpose of registering for resale of the securities sold in the Private Placement. We filed a Form S-3 covering 7,532,617 shares on November 6, 2009, which was declared effective by the SEC on November 17, 2009. However, if we fail to keep any registration statements continuously effective, we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8% of such purchase price. In addition, at the closing of the Private Placement, Baker Brothers Investments was given the right to designate a representative to our Board of Directors. In February 2010, Stephen R. Davis was appointed to our Board of Directors as the Baker Brothers Investments designee. Mr. Davis resigned effective February 23, 2011.

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

For the Years Ended December 31, (In thousands, except per share data)	2010	2009	2008	2007	2006
STATEMENTS OF OPERATIONS DATA
Revenue:
Contract revenue	$1,301	$1,261	$369	$412	$—
Operating expenses:
Research and development	7,264	7,796	19,507	19,364	15,236
General and administrative	3,971	3,707	4,307	4,681	3,628

Operating loss	(9,934)	(10,242)	(23,445)	(23,633)	(18,864)
Gain on sale of interest in royalties	2,500	—	—	2,500	23,429
Interest and other income, net	238	24	520	1,333	952

Loss from continuing operations before income taxes	(7,196)	(10,218)	(22,925)	(19,800)	5,517
Benefit (provision) for income taxes	—	122	—	(41)	(119)

Income (loss) from continuing operations	(7,196)	(10,096)	(22,925)	(19,841)	5,398
Discontinued operations:
Gain (loss) from discontinued operations(1)	(150)	68	(200)	(342)	(188)
Gain on disposition of discontinued operations, net of taxes(2)	—	—	—	20	56

Income (loss) from discontinued operations	(150)	68	(200)	(322)	(132)

Net income (loss)	$(7,346)	$(10,028)	$(23,125)	$(20,163)	$5,266

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.18)	$(0.31)	$(0.74)	$(1.02)	$0.87
Net income (loss)	$(0.19)	$(0.31)	$(0.75)	$(1.04)	$0.83
Weighted-average common shares outstanding used to calculate diluted earnings (loss) per common share	39,671	32,625	30,811	19,358	6,359

(1)

Loss from discontinued operations represents the loss attributable to our Analytical Standards division that was sold to GFS Chemicals on February 13, 2003, and the loss attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000. See Note 9 to the Financial Statements.

(2)	See Note 9 to the Financial Statements.

December 31,	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Cash, cash equivalents and marketable securities	$2,109	$7,593	$10,538	$35,062	$15,522
Working capital	941	6,426	7,629	29,589	12,014
Total assets	2,911	8,951	11,800	36,950	17,251
Long-term liabilities	35	268	1,015	1,269	1,000
Accumulated deficit	(148,425)	(141,079)	(131,051)	(107,926)	(87,763)
Stockholders’ equity	1,316	6,796	7,598	29,474	12,059

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties including uncertainties associated with: the progress of our research, development and clinical programs, the possibility that the FDA will require us to take additional steps before resubmitting our NDA for APF530, which will require substantial time and expense on our part, and the timing of, and prospects for, regulatory approval and commercial introduction of APF530 and future product candidates; our ability to market, commercialize and achieve market acceptance for APF530 or other future product candidates; our ability to establish collaborations for our technology, APF530 and other future product candidates; our estimates for future performance; our estimates regarding our capital requirements and our needs for and ability to obtain additional financing; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Overview

A.P. Pharma is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. The Biochronomer technology consists of bioerodible polymers designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). APF530 contains the 5-HT3 antagonist, granisetron, formulated in our proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) seeking approval for APF530. During 2008, we completed a pivotal Phase 3 clinical trial for APF530 which was the basis for the application. In March 2010, we received a Complete Response Letter to the APF530 NDA. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. The FDA granted us two meetings in the first quarter of 2011, one in February and one in March. We met with the FDA in February and are preparing for the second meeting scheduled for late March. Following the meetings with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited (Merial) for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus both managerial and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following policies to be critical to understanding our financial condition, results of operations and expectations for 2010. These policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

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

•  Contract Revenue

We have licensing agreements that generally provide for a non-refundable license fee. The license agreements provide for us to earn future revenue through royalty payments. These non-refundable license fees are generally initially reported as deferred revenue and recognized as revenue over an appropriate period, depending on the license. Revenue recognized from deferred license fees is classified as Contract Revenue in our statements of operations.

Contract revenue also relates to research and development arrangements that generally provide for us to invoice research and development fees based on full-time equivalent hours for each project. Revenue from these arrangements is recognized as the related development services are rendered. This revenue approximates the costs incurred.

•  Clinical Trial Accruals

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. The Phase 3 clinical trial of APF530 has had a significant effect on our research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been reasonably accurate and no material adjustments have had to be made.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2010, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets.

Additionally, we believe that our deferred tax assets may have been limited in accordance with a provision of the Internal Revenue Code of 1986, whereby net operating loss and tax credit carryforwards available for use in a given period are limited upon the occurrence of certain events, including a significant change in ownership interests. As a result, our deferred tax assets and related valuation allowance were reduced for the estimated impact of the net operating losses and credits that may expire unused (see Note 11 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K).

Should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

•  Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Accounting Standards Codification (ASC) 718-20, Stock Compensation – Awards Classified as Equity. ASC 718-20 requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Accordingly, we are required to record the grant date fair value of stock options issued to employees and purchase date fair value of employee stock purchases. We adopted ASC 718-20 using the “modified prospective” method, whereby the fair value of all previously granted employee stock-based arrangements remaining unvested at January 1, 2006, based on the grant date value estimated in accordance with the pro forma provisions of ASC 718-20, and all grants made on or after January 1, 2006, based on fair value estimated in accordance with ASC 718-20, have been included in our determination of stock-based compensation expense in 2010, 2009 and 2008. We have not restated our operating results in prior periods to reflect charges for the fair value of stock-based arrangements.

Results of Operations for the years ended December 31, 2010, 2009 and 2008

The following sets forth the statement of operations data and percentage changes as compared to the prior years (dollar amounts are presented in thousands):

	For the Years Ended December 31,			$ Change		% Change
	2010	2009	2008	2010/2009	2009/2008	2010/2009	2009/2008
Total revenue	$1,301	$1,261	$369	$40	$892	3%	242%

Research and development	7,264	7,796	19,507	(532)	(11,711)	(7%)	(60%)
General and administrative	3,971	3,707	4,307	264	(600)	7%	(14%)
Other income (loss), net	240	(5)	(67)	245	62	—	—
Interest income (expense), net	(2)	29	587	(31)	(558)	(107%)	(95%)
Gain on sale of royalty interests	2,500	—	—	2,500	—	—	—
Gain (loss) from discontinued operations	(150)	68	(200)	(218)	268	(321%)	134%

Revenue

Contract revenue increased in 2010 by $40,000, or 3%, compared to 2009. The majority of our contract revenue for the fiscal year 2010 was derived from an agreement with Merial that we entered into in September 2009 for a long-acting pain management product for companion animals. Contract revenue in the prior year included $1.0 million of revenue recognized upon termination of our agreement with RHEI Pharmaceuticals, Inc. (RHEI).

Contract revenue increased in 2009 by $0.9 million, or 242%, compared to 2008 primarily from the recognition of $1.0 million of revenue previously deferred as a result of the termination of the RHEI license due to RHEI’s failure to make a required milestone payment. (see Note 12 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K).

Research and Development

Research and development expense in 2010 decreased by $0.5 million, or 7%, compared to 2009 primarily due to headcount reductions in May 2009 and the suspension of other research and development projects to conserve resources which were partially offset by increased development, manufacturing and project-related expenses related to the NDA submission to the FDA.

Research and development expense in 2009 decreased by $11.7 million, or 60%, compared to 2008 primarily due to decreased clinical and project-related expenses as a result of the completion of clinical trials for APF530 and suspension of other research and development projects to conserve resources. Additionally, research and development expense decreased as a result of headcount reductions.

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

Product Candidate	Potential Application	Drug	Targeted Duration	Status

APF112	Post-surgical pain relief	Mepivacaine	Up to 36 hours	Phase 2

APF580	Pain relief - human	Undisclosed Opiate	At least seven days	Preclinical

APF580	Pain relief - veterinary	Undisclosed Opiate	At least seven days	Preclinical

The major components of research and development expenses were as follows (in thousands):

For the years December 31,	2010	2009	2008
Internal research and development costs	$4,029	$4,783	$7,936
External development costs:
APF530 (CINV product)	2,757	2,939	9,654
APF112 and APF 580 (pain products)	288	3	1,258
External general technology development costs	190	71	659

	$7,264	$7,796	$19,507

Internal research and development costs consist of employee salaries and benefits, including stock-based compensation, laboratory supplies, depreciation and allocation of overhead. External general technology development costs include expenditures on polymer development and manufacturing, which are performed on our behalf by third parties.

General and Administrative

General and administrative expenses increased in 2010 by $0.3 million, or 7%, compared to 2009. The net increase in the fiscal year 2010 included compensation expense related to the resignation of our chief executive officer which was partially offset by lower expense resulting from the cost containment measures associated with our headcount reductions and outside services.

General and administrative expenses decreased in 2009 by $0.6 million, or 14%, compared to 2008 primarily as a result of lower headcount and associated expense reductions.

General and administrative expenses consist of primarily salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

Other Income, net

In January 2010, we received a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund. The payment represents a milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro® and Carac®. No additional payments are due to us under this agreement.

In November 2010, we received a $0.2 million non-taxable grant from the United States government under the Qualifying Therapeutics Discovery Project (QTDP) program. Grants were awarded to projects that show reasonable potential to produce new therapies, address unmet medical needs, and reduce the long-term growth of health care costs in the U.S. We elected to receive the credit directly as a grant instead of a reduction of income taxes since we are currently incurring operating losses; however, the receipt as a grant also reduces our research and development credit. Since the QTDP grant is not considered an integral part of our ongoing operations and the research and development costs were expended in a prior year, we have reported the amount as Other Income in the Statement of Operations.

Interest Income, net

Interest income, net consists primarily of income earned on our invested cash, cash equivalents and marketable securities. Interest income decreased by $31,000, or 107% in 2010 compared to 2009 and $0.6 million, or 95% in 2009 compared to 2008 due to lower average invested cash balances as a result of cash used in operations, as well as lower interest rate returns. We have currently invested our available cash in a money market fund containing U.S. Government-backed or collateralized overnight securities.

Discontinued Operations

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and associated assets, referred to as our cosmeceutical and toiletry business, to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. We received $25.0 million at the closing of the transaction.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the two period test). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), we signed a new agreement with Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional two years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have not paid any Gross Profit Guaranty amount asserted by Amcol, and have requested documentation of the actual costs, but have accrued the amount Amcol represents it is owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $703,000 related to the current amount due under the gross profit guarantees is included in accrued disposition costs as of December 31, 2010.

Gain (loss) from discontinued operations represents primarily the loss attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business.

Income Tax Benefit

In 2009, we reported an income tax benefit of $122,000 related to a carryback of net operating loss under the Worker, Homeownership, and Business Assistance Act of 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $2.1 million at December 31, 2010. Cash and cash equivalents decreased by $5.5 million at December 31, 2010 as compared to 2009 primarily due to our operating loss for the year ended December 31, 2010, offset by the receipt of the $2.5 million milestone from an affiliate of the Paul Royalty Fund.

In October 2009, we sold 7,954,543 shares of our common stock in a private placement at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share (the Private Placement). The purchasers paid an additional $0.125 per underlying share for the warrants. Additionally the purchasers had a right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. No purchasers exercised their right to purchase up to an additional 5,165,286 shares of our common stock at $0.97 per share under the Private Placement and the right expired unexercised on May 14, 2010. Total proceeds were approximately $7.9 million, after deducting costs associated with the issuance. We were required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, with the SEC for the purpose of registering for resale the securities sold in this transaction. On November 6, 2009, we filed a Form S-3 covering 7,532,617 shares of our common stock sold in the Private Placement, which was declared effective by the SEC on November 17, 2009. On June 30, 2010, we filed a Form S-3 covering the remaining 421,926 shares of our common stock related to the Private Placement and the 3,977,270 shares of our common stock underlying the warrants, which was declared effective by the SEC on July 8, 2010.

Net cash used in continuing operating activities for the year ended December 31, 2010 was $5.5 million, compared to net cash used of $11.0 million for the year ended 2009. The decrease in cash used in continuing operating activities for the year ended December 31, 2010, as compared to 2009, was primarily due to the $2.7 million decrease in net loss for the fiscal year 2010, a $0.7 million decrease from non-cash changes primarily related to stock-based compensation expense and a $2.2 million net change in other operating assets and liabilities.

Net cash used in continuing operating activities for the year ended December 31, 2009 was $11.0 million and related primarily to our net loss adjusted for changes in accrued expenses and deferred revenue, stock-based compensation and depreciation and amortization. The decrease in cash used in continuing operating activities for the year ended December 31, 2009, as compared to 2008, was primarily due to the change in net loss resulting from the completion of our Phase 3 trial for APF530 late in 2008, headcount reductions and suspending development of our other clinical product candidates.

On February 13, 2003, we completed the sale of certain assets of our Analytical Standards division to GFS Chemicals, Inc. (GFS). The cash provided by discontinued operations of $19,000 in 2008 relates primarily to the royalties received from GFS for sales of Analytical Standards products

Net cash provided by (used in) investing activities was ($78,000), $612,000 and $678,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The net cash used in investing activities in 2010 was due to purchases of equipment. The decrease in net cash provided by investing activities in 2009 and 2008 was primarily due to maturities of marketable securities.

Our financing activities provided us with $77,000, $8.0 million and $54,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The net cash provided by financing activities in 2009 was primarily associated with a private equity financing in October 2009, as described in Note 7 to the Financial Statements. Total proceeds were approximately $7.9 million, after deducting expenses associated with the issuance. The net cash provided by financing activities in 2010 and 2008 primarily related to proceeds from issuances of shares under the Employee Stock Purchase Plan and stock option exercises.

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

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. The FDA granted the Company two meetings to discuss the Complete Response Letter in the first quarter of 2011, one in February and one in March.

At the February 2011, meeting we presented information concerning the clinical pharmacology of APF530 and a revised presentation format for certain clinical data from the Company’s Phase 3 study. The FDA indicated the Company would need to complete a thorough QT study prior to resubmitting its NDA and clarified the requirements for a previously requested metabolism study. The FDA agreed both studies could be structured as a single clinical study conducted in healthy volunteers. Once initiated, this study is anticipated to take approximately six months to complete. The FDA also indicated that the revised presentation format for the clinical data was acceptable for resubmission. The FDA did not request that the Company conduct any additional efficacy studies.

The second FDA meeting is scheduled for the end of March 2011, with the subjects under discussion being the characterization and manufacturing of APF530. The Company will be presenting the results of the additional analytical work it has completed since receipt of the Complete Response Letter.

Following the second meeting with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530. The amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory discussions with the FDA, our efforts to address the FDA’s requirements from the Complete Response Letter, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to the manufacturing of APF530, if approved, and technological and market developments from drugs that may compete with APF530.

We believe that our cash resources as of December 31, 2010 should allow us to operate into May 2011 as we continue to defer certain discretionary activities. We are in discussions with an investor regarding a bridge loan, which may be executed following the second FDA meeting. The bridge loan is intended to fund Company operations until additional longer-term financing is secured. Following the second FDA meeting at the end of March and the funding of the bridge loan, the Company plans to seek additional financing in the form of equity, debt or collaboration agreements to fund operations through the potential approval of APF530. The Company believes that the bridge loan (which would be convertible into shares of our common stock) and any form of the intended longer-term financing will be highly dilutive to existing stockholders. Our capital requirements going forward will depend on numerous factors including the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing; manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We are currently negotiating definitive terms with respect to the bridge loan, after which we will be seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering, debt financing, or some combination of these funding sources. If we are unable to complete such financings or unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on The NASDAQ Capital Market, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern.

We may not be able to raise sufficient additional capital when we need it or to raise capital on favorable or any terms. As noted herein, the sale of additional equity or convertible debt securities in the future will be highly dilutive to our stockholders, and debt financing arrangements (including the proposed bridge loan) may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail significantly or cease operations or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. We currently do not have the financial resources to launch APF530. If APF530 is approved, we anticipate pursuing either a collaborative arrangement with a corporate partner that will provide the necessary financial resources and expertise to launch APF530 or obtaining additional funding and resources that would be required to launch APF530 without a corporate partner. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a corporate partner, that will be required to launch APF530.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities as of December 31, 2010.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases (1)	$192	$178	$14	$—	$—

(1)	See Note 6 to the Financial Statements.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena and Dermik. See description of Gross Profit Guaranty in “Discontinued Operations” above.

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. The interest rates as of December 31, 2010 and 2009 were 0.04% and 0.01%, respectively. Due to the financial crisis and our anticipated cash flow requirements, we have invested 100% of our available cash and cash equivalents in a money market fund containing U.S. Government-backed or collateralized overnight securities. At December 31, 2010 and 2009, our available for sale, cash equivalents and marketable securities include corporate and other debt securities of $2,109,000 and $7,566,000, respectively, all of which are due in less than one year. Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.P. Pharma, Inc.

We have audited the accompanying balance sheets of A.P. Pharma, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial data in the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of A.P. Pharma, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s cash resources will not be sufficient to sustain its operations through 2011 without additional financing. The Company also has suffered recurring operating losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Odenberg, Ullakko, Muranishi & Co LLP

San Francisco, California
March 23, 2011

A.P. PHARMA, INC.

BALANCE SHEETS

(in thousands except par value and shares)

December 31,	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,109	$7,593

Accounts receivable, net	110	171
Prepaid expenses and other current assets	282	549
Total current assets	2,501	8,313
Property and equipment, net	357	510
Other long-term assets	53	128

Total Assets	$2,911	$8,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$159	$162
Accrued expenses	461	1,080
Deferred revenue	237	92
Accrued disposition costs	703	553

Total current liabilities	1,560	1,887
Deferred revenue	35	268

Total Liabilities	1,595	2,155

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, 2,500,000 shares authorized; none issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 40,143,227 and 39,395,168 issued and outstanding at December 31, 2010 and 2009, respectively	401	394
Additional paid-in capital	149,340	147,481
Accumulated deficit	(148,425)	(141,079)

Total Stockholders’ Equity	1,316	6,796

Total Liabilities and Stockholders’ Equity	$2,911	$8,951

See accompanying Notes to Financial Statements.

A.P. PHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

For the Years Ended December 31,	2010	2009	2008
REVENUE
Contract revenue	$1,301	$1,261	$369

OPERATING EXPENSES
Research and development	7,264	7,796	19,507
General and administrative	3,971	3,707	4,307

Total operating expenses	11,235	11,503	23,814

Operating loss	(9,934)	(10,242)	(23,445)

OTHER INCOME (EXPENSES)
Gain on sale of royalty interest	2,500	—	—
Other income (loss), net	240	(5)	(67)
Interest income (expense), net	(2)	29	587

Total other income (expenses)	2,738	24	520

Loss from continuing operations before income taxes	(7,196)	(10,218)	(22,925)
Income tax benefit	—	122	—

Net loss from continuing operations	(7,196)	(10,096)	(22,925)
Income (loss) from discontinued operations	(150)	68	(200)

Net loss	$(7,346)	$(10,028)	$(23,125)

Basic and diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.31)	$(0.74)

Net loss	$(0.19)	$(0.31)	$(0.75)

Weighted-average common shares used to compute basic and diluted net loss per share	39,671	32,625	30,811

See accompanying Notes to Financial Statements.

A.P. PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008	Common Stock		Addi- tional Paid-in Capital	Accu- mulated Deficit	Accu- mulated Other Compre- hensive Income (Loss)	Stock- holders’ Equity

	Shares	Amount
BALANCE, DECEMBER 31, 2007	30,791	$307	$137,131	$(107,926)	$(38)	$29,474
Comprehensive loss
Net loss	—	—	—	(23,125)	—	(23,125)
Net unrealized loss on marketable securities	—	—	—	—	(5)	(5)

Comprehensive loss						(23,130)

Common stock issued upon exercise of stock options	2	—	2	—	—	2
Fair value of stock-based compensation issued to directors for restricted stock awards	72	1	82	—	—	83
Common stock issued to employees under ESPP	76	1	50	—	—	51
Stock-based compensation expense related to stock options and ESPP	—	—	1,118	—	—	1,118

BALANCE, DECEMBER 31, 2008	30,941	309	138,383	(131,051)	(43)	7,598

Comprehensive loss
Net loss	—	—	—	(10,028)	—	(10,028)
Net unrealized gain on marketable securities	—	—	—	—	43	43

Comprehensive loss						(9,985)

Common stock and warrants issued in private placement, net of issuance costs	7,955	80	7,871	—	—	7,951
Fair value of stock-based compensation issued to directors for restricted stock awards	332	4	371	—	—	375
Common stock issued upon exercise of stock options	28	—	20	—	—	20
Common stock issued to employees under ESPP	99	1	41	—	—	42
Stock issued in lieu of bonus	40	—	36	—	—	36
Stock-based compensation expense related to stock options and ESPP	—	—	759	—	—	759

BALANCE, DECEMBER 31, 2009	39,395	394	147,481	(141,079)	—	6,796

Comprehensive loss
Net loss	—	—	—	(7,346)	—	(7,346)

Comprehensive loss						(7,346)

Common stock and warrants issued in private placement, net of issuance costs	—	—	40	—	—	40
Fair value of stock-based compensation issued to directors for restricted stock awards	661	7	378	—	—	385
Common stock issued upon exercise of stock options	38	—	47	—	—	47
Common stock issued to employees under ESPP	49	—	30	—	—	30
Stock-based compensation expense related to stock options and ESPP	—	—	1,364	—	—	1,364

BALANCE, DECEMBER 31, 2010	40,143	$401	$149,340	$(148,425)	$—	$1,316

See accompanying Notes to Financial Statements

A.P. PHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended December 31,	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,346)	$(10,028)	$(23,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	150	(68)	200
Depreciation and amortization	227	356	412
Stock-based compensation	1,749	1,137	1,112
Stock issued in lieu of bonus	—	36	—
Loss on retirement of fixed assets	4	17	85
Changes in operating assets and liabilities:
Accounts receivable	61	(139)	100
Prepaid expenses and other current assets	267	(303)	336
Other long-term assets	75	(25)	(28)
Accounts payable	(3)	(182)	(1,093)
Accrued expenses	(579)	(1,160)	(2,293)
Deferred revenue	(88)	(640)	—

Net cash used in continuing operating activities	(5,483)	(10,999)	(24,294)
Net cash provided by discontinued operations	—	—	19

Net cash used in operating activities	(5,483)	(10,999)	(24,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(2)	(298)
Maturities of marketable securities	—	614	976

Net cash provided by (used in) investing activities	(78)	612	678

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	—	7,951	—
Proceeds from the exercise of stock options	47	20	3
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	30	42	51

Net cash provided by financing activities	77	8,013	54

Net decrease in cash and cash equivalents	(5,484)	(2,374)	(23,543)
Cash and cash equivalents, beginning of period	7,593	9,967	33,510

Cash and cash equivalents, end of period	$2,109	$7,593	$9,967

Supplemental Cash Flow Data:
Cash paid for interest	$4	$4	$—

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1 BUSINESS

A.P. Pharma is a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. The Biochronomer technology consists of bioerodible polymers designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). APF530 utilizes our Biochronomer technology and is a long-acting formulation of granisetron. In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) seeking approval for APF530. During 2008, we completed a pivotal Phase 3 clinical trial for APF530 which was the basis for the application. In March 2010, we received a Complete Response Letter from the FDA which stated that the NDA we submitted in May 2009 requesting approval of APF530 could not be approved in its present form. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. The FDA granted us two meetings in the first quarter of 2011, one in February and one in March. We met with the FDA in February and are preparing for the second meeting scheduled for late March. Following the meetings with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a corporate partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited (Merial) for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus both managerial and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, accruals for research and development expenses and stock-based expenses. Actual results could differ materially from those estimates.

We have evaluated subsequent events through the date the audited financial statements were issued, and determined that there were no subsequent events that required disclosure in the financial statements.

Going Concern Considerations

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $148.4 million as of December 31, 2010.

At December 31, 2010, we had cash and cash equivalents of $2.1 million and working capital of $0.9 million. We believe that our cash resources as of December 31, 2010 should allow us to operate into May 2011 as we continue to defer certain discretionary activities. We are in discussions with an investor regarding a bridge loan, which may be executed following the second FDA meeting. The bridge loan is intended to fund Company operations until additional longer-term financing is secured. Following the second FDA meeting at the end of March and the funding of the bridge loan, the Company plans to seek additional financing in the form of equity, debt or collaboration agreements to fund operations through the potential approval of APF530. The Company believes that the bridge loan (which would be convertible into shares of our common stock) and any form of the intended longer-term financing will be highly dilutive to existing stockholders. Our capital requirements going forward will depend on numerous factors including the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing; manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We are currently negotiating definitive terms with respect to the bridge loan, after which we will be seeking additional financing to continue our activities, which may include a collaborative arrangement, an equity offering, debt financing, or some combination of these funding sources. If we are unable to complete such financings or unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors including our ability to continue trading on The NASDAQ Capital Market, we may be required to further reduce, defer, or discontinue our activities or may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2010, we received a Complete Response Letter for our APF530 NDA. In the letter, the FDA raised questions which preclude the approval of the APF530 NDA in its current form. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. The FDA granted us two meetings in the first quarter of 2011, one in February and one in March. We met with the FDA in February and are preparing for the second meeting scheduled for late March. Following the meetings with the FDA, we expect to be in a position to determine the resources and timeline needed for resubmitting the NDA for APF530.

Cash Equivalents and Marketable Securities

We consider all debt securities that have original maturities, from the date of purchase, of less than three months to be cash equivalents. Investments with maturities of three months and longer, from the date of purchase, are classified as marketable securities. Investments may consist primarily of money market funds containing U.S. Government-backed or collateralized overnight securities and high-grade corporate obligations, mortgage-backed securities, municipal bonds and corporate debt securities. We account for our marketable securities in accordance with Accounting Standard Codification (ASC) 320-10, Investments—Debt and Equity Securities. We have classified all our investments in certain debt securities as “available-for-sale,” and, therefore, they are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. If the estimated fair value of a security is below its carrying value, we evaluate whether we intend to sell the security, or whether we would more likely than not be required to sell the security before the expected recovery of its amortized cost basis. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (loss), net.” No impairment losses were recognized through earnings related to available-for-sale securities during the years ended December 31, 2010, 2009 and 2008. The cost of all securities sold is based on the specific identification method.

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

Long-Lived Assets

As circumstances dictate, we evaluate whether changes have occurred that would require us to consider whether long-lived assets have been impaired. Recoverability of assets to be held and used is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. If such assets are considered to be impaired, the amount of impairment to be recognized is measured by comparing the projected discounted cash flows using an appropriate discount rate to the asset’s carrying value.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of ASC 718-20, Stock Compensation—Awards Classified as Equity. ASC 718-20 requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Accordingly, we are required to record the grant date fair value of stock options issued to employees and purchase date fair value of employee stock purchases. We adopted ASC 718-20 using the “modified prospective” method, whereby the fair value of all previously granted employee stock-based arrangements remaining unvested at January 1, 2006, based on the grant date value estimated in accordance with the pro forma provisions of ASC 718-20, and all grants made on or after January 1, 2006, based on fair value estimated in accordance with ASC 718-20, have been included in our determination of stock-based compensation expense in 2010, 2009 and 2008. We have not restated our operating results in prior periods to reflect charges for the fair value of stock-based arrangements.

In November 2005, the Financial Accounting Standards Board (FASB) issued ASC 718-10, Stock Compensation. We adopted the alternative transition method provided in ASC 718-10 for calculating the tax effects of stock-based compensation pursuant to ASC 718-20 in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects for employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718-20.

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

We record grant income as revenue if the grant is considered an integral part of our ongoing operations. In November 2010, we received a $244,000 non-taxable grant from the United States government under the Qualifying Therapeutics Discovery Project (QTDP) program for the APF530 project. Grants were awarded to projects that show reasonable potential to produce new therapies, address unmet medical needs, and reduce the long-term growth of health care costs in the U.S. We elected to receive the credit directly as a grant instead of a reduction of income taxes since we are currently incurring operating losses; however, the receipt as a grant also reduces our research and development credit. Since the QTDP grant is not considered an integral part of our ongoing operations and the research and development costs were expended in a prior year, we have reported the amount as Other Income.

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

Clinical Trial Accruals

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Since the invoicing related to these services does not always coincide with our financial statement close process, we must estimate the level of services performed and fees incurred in determining the accrued clinical trial costs. The financial terms of these agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients or achievement of certain events or the completion of portions of the clinical trial or similar conditions. The Phase 3 clinical trials of APF530 have had a significant effect on our research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been reasonably accurate and no material adjustments have had to be made.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. We report unrealized gains or losses on our available-for-sale securities as other comprehensive income (loss). Total other comprehensive income (loss) has been disclosed on the statement of stockholders’ equity.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25, Multiple-Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASC 605-25 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under ASC 605-25, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years and interim periods beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on our financial position and results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). The ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 is not expected to have a material impact on our financial position and results of operations.

NOTE 3 FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Broadly, the ASC 820-10 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

At December 31, 2010 and 2009, all of our available-for-sale securities totaling $2.1 million and $7.6 million, respectively, are classified as cash equivalents, and consisted of highly rated money market funds, primarily containing U.S. government-backed or collateralized overnight securities with original maturities of 90 days. Due to the high credit ratings and short-term nature of these funds, we consider all cash equivalents as Level 1 inputs. We have no short-term available-for-sale investments at December 31, 2010 and 2009.

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

December 31,	2010	2009
Leasehold improvements	$1,338	$1,338
Furniture and equipment	3,178	3,295

Total property and equipment	4,516	4,633
Accumulated depreciation	(4,159)	(4,123)

Property and equipment, net	$357	$510

Depreciation expense amounted to $227,000, $356,000 and $412,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

December 31,	2010	2009
Project costs	$271	$417
Accrued bonus	35	275
Professional fees	25	241
Other	130	147

Total	$461	$1,080

NOTE 6 COMMITMENTS AND CONTINGENCIES

Our lease for office, warehouse and laboratory space expires in 2011. We also lease certain office equipment under operating lease arrangements, which expire in 2013. Our future minimum lease payments under these non-cancelable operating leases for facilities and equipment are as follows (in thousands):

For the Years Ended December 31,	Minimum Payments
2011	$178
2012	10
2013	4
2014	—
2015	—

Total	$192

Total rental expense for facilities and equipment was $555,000, $568,000 and $567,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As part of the sale of our cosmeceutical and toiletry business to RP Scherer Corporation in July 2000, we guaranteed a minimum gross profit percentage on RP Scherer’s sales of products to Ortho Neutrogena (Ortho) and Dermik Laboratories, Inc. (Dermik) (see Note 9).

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2010.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2010.

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

Private Placement

In October 2009, in a private placement, we sold 7,954,543 shares of our common stock at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at $0.88 per share (Private Placement). The purchasers paid $0.125 per underlying share for the warrants. Additionally the purchasers had the right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. Total proceeds were approximately $7.9 million, after deducting costs associated with the issuance. We were required to prepare and file Form S-3 registration statements, as permissible under SEC rules and regulations, beginning within 30 days of October 22, 2009, with the SEC for the purpose of registering for resale of the securities sold in this Private Placement. We filed a Form S-3 covering 7,532,617 shares on November 6, 2009, which was declared effective by the SEC on November 17, 2009. However, if we fail to keep any registration statements continuously effective, we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8% of such purchase price. In addition, in connection with the closing of the Private Placement, Baker Brothers Investments was granted the right to designate a representative to our board of directors. In February 2010, Stephen R. Davis was appointed to our board of directors as the Baker Brothers Investments designee. Mr. Davis resigned effective February 23, 2011.

On May 14, 2010, the right of the investors to purchase up to an additional 5,165,286 shares of our common stock at $0.97 per share under the Private Placement expired unexercised. Additionally, the right granted to Baker Brothers Investments to designate an additional representative to our board of directors should they exercise their right to purchase designated additional shares of our common stock under the terms of the securities purchase agreements relating to the Private Placement also expired on May 14, 2010. On June 30, 2010, we filed a Form S-3 covering the remaining 421,926 shares of our common stock related to the October 2009 Private Placement and the 3,977,270 shares of our common stock underlying the warrants, which was declared effective by the SEC on July 8, 2010.

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

Stock-Based Compensation Plans

We have two types of stock-based compensation plans, which consist of an employee stock purchase plan and three stock option plans.

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the “Purchase Plan”). In December 2007 and May 2009, our stockholders authorized increases in the number of shares reserved for issuance under the Purchase Plan by 100,000 and 200,000 shares, respectively, for a total of 500,000 shares reserved at December 31, 2010. Under the terms of the Purchase Plan, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Purchase Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of six months. Our compensation committee modified the Purchase Plan such that beginning May 2008, the length of all offering periods was decreased from 24 months to six months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 40% of eligible employees participated in the Purchase Plan in 2010. Under the Purchase Plan, we issued 48,921, 99,294 and 75,787 shares in 2010, 2009 and 2008, respectively. The weighted-average fair value per share of purchase rights granted during 2010, 2009 and 2008 was $0.30, $0.30 and $0.34, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2010, 2009 and 2008 was $0.61, $0.42 and $0.67, respectively. We had 109,158, 158,079 and 57,373 shares reserved for issuance under the Purchase Plan at December 31, 2010, 2009 and 2008, respectively.

We currently have three stock option plans from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). In May 2010, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 2,000,000 shares of common stock, resulting in an aggregate of 5,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. We also grant stock options and restricted stock awards under the 2002 Stock Incentive Plan (the “2002 Plan”) and the Non-Qualified Stock Plan (the “NQ Plan”). We are authorized to issue up to 425,000 shares under the 2002 Plan, 100,000 of which were approved by stockholders in May 2006, and 2,062,500 shares under the NQ Plan, a plan that has not undergone stockholder approval and can only be utilized to grant stock options and restricted stock awards as inducements to attract new employees, to which 1,000,000 shares were added by the Board of Directors in September 2007, and an additional 1,000,000 shares were added in July 2008. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates, and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

As discussed in Note 1, we adopted ASC 718-20 on January 1, 2006. Accordingly, we record stock-based compensation expense based on the grant date or purchase date fair value of stock options and purchase rights issued to employees in conjunction with our stock option plans or the Purchase Plan. We also record compensation expense for stock options issued to non-employees and restricted stock awards to employees and directors.

The fair value of each employee and director grant of options to purchase common stock and purchase rights under the Purchase Plan is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividends and the following weighted-average assumptions:

	2010	2009	2008
Expected term (years):
Stock options	6.00	6.00	6.00
Employee Stock Purchase Plan	.50	.50	1.00
Risk-free interest rate:
Stock options	2.6%	1.8%	3.3%
Employee Stock Purchase Plan	0.2%	0.5%	2.3%
Volatility:
Stock options	164%	205%	219%
Employee Stock Purchase Plan	92%	129%	78%

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

Stock-based compensation expense recorded for awards granted under the stock option plans and the Purchase Plan, net of estimated forfeitures, was as follows (in thousands, except per share amounts):

For the Years Ended December 31,	2010	2009	2008
Research and development	$398	$260	$442
General and adminstrative	1,351	877	670

Total	$1,749	$1,137	$1,112

Impact on basic and diluted net loss per common share	$0.04	$0.03	$0.04

In 2010, we recorded additional stock-based compensation expense as a result of accelerated vesting of stock options in connection with the resignation of our former chief executive officer. No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

The following table summarizes option activity for the years ended December 31, 2010, 2009 and 2008:

	2010				2009		2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2010	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,092,417	$1.91			2,701,073	$2.38	550,383	$8.57
Granted	1,087,700	1.45			991,500	0.67	2,599,300	1.29
Exercised	(37,786)	1.24			(27,651)	0.71	(1,708)	1.37
Expired or Forfeited	(925,091)	2.85			(572,505)	2.02	(446,902)	3.67

Outstanding at end of year	3,217,240	1.49	5.42	$—	3,092,417	1.91	2,701,073	2.38

Options exercisable at year end	2,126,770	1.72	3.75	$—	1,316,567	3.11	707,338

Options vested or expected to vest	3,205,592	1.49	5.40	$—
Shares available for future grant at year end	2,039,549				1,959,758		2,789,796
Weighted-average fair value of stock options granted during the year		$1.39				$0.67		$1.28

As of December 31, 2010 there was approximately $1.5 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 2.68 years. Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $47,000, $20,000 and $2,000, respectively. The total intrinsic value of options exercised in the year ended December 31, 2010, 2009 and 2008 was $5,000, $7,000, and none, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.60 - $0.60	300,000	9.52	$0.60	31,250	$0.60
$0.61 - $0.61	350,000	8.15	0.61	160,417	0.61
$0.71 - $0.71	363,187	8.04	0.71	155,092	0.71
$1.19 - $1.19	1,020,833	0.45	1.19	1,020,833	1.19
$1.37 - $1.37	325,100	7.04	1.37	237,050	1.37
$1.39 - $1.68	325,200	7.89	1.50	227,152	1.55
$1.93 - $1.93	326,311	8.43	1.93	88,811	1.93
$3.00 - $10.24	194,109	3.65	6.30	193,665	6.30
$11.76 - $11.76	7,500	3.40	11.76	7,500	11.76
$11.80 - $11.80	5,000	0.35	11.80	5,000	11.80

$0.60 - $11.80	3,217,240	5.42	$1.49	2,126,770	$1.72

As of December 31, 2010, we had a total of 318,758 shares of unvested restricted stock awards granted to employees and directors. The compensation cost that has been expensed in the statements of operations for the restricted stock awards issued to employees and directors and stock issued in lieu of fees was $385,000, $375,000 and $83,000 for 2010, 2009 and 2008, respectively.

The following table summarizes unvested restricted stock awards activity for the year ended December 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	140,000	$1.00
Awarded	662,602	$0.89
Released	(483,844)	$0.95

Outstanding at end of year	318,758	$0.85

In November 2009, our Board of Directors extended the vesting period for certain restricted stock awards granted in May 2009 from December 31, 2009 to January 2, 2010. The modification of the restricted stock awards did not result in additional compensation expense.

Common Stock Reserved for Issuance

As of December 31, 2010, the Company had reserved shares of common stock for issuance as follows:

Issuance upon exercise of outstanding stock options	3,217,240
Issuance of future grants under stock option plans	2,039,549
Issuance of future grants under employee stock purchase plan	109,158
Issuance upon exercise of warrants	3,977,270

Total	9,343,217

NOTE 8 NET LOSS PER SHARE

The following options, unvested restricted stock awards and warrants were outstanding as of December 31, 2010, 2009 and 2008, but were not included in the computation of diluted net loss per share since the inclusion of these potentially dilutive securities would have been anti-dilutive for the periods presented (in thousands):

For the Years Ended December 31,	2010	2009	2008
Number of options outstanding	3,217	3,092	2,701
Number of unvested restricted stock awards outstanding	319	140	73
Number of warrants outstanding	3,977	3,977	—

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

Income (loss) from discontinued operations represents primarily the gain (loss) attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

For the years ended December 31,	2010	2009	2008
Cosmeceutical and Toiletry Business:
Change in estimates for guarantees	$(150)	$68	$(200)

There was no revenue relating to discontinued operations for the years ended December 31, 2010, 2009 and 2008.

The following table sets forth our basic and diluted income (loss) per common share from discontinued operations for the years ended December 31, 2010, 2009 and 2008:

For the years ended December 31,	2010	2009	2008
Basic and diluted loss per common share from discontinued operations	$—	$—	$(0.01)

As of December 31, 2010 and 2009, accrued disposition cost of $703,000 and $553,000, respectively, represents accruals for gross profit guarantees related to discontinued operations.

The cash provided by discontinued operations of $19,000 in 2008 relates to the royalties received from GFS Chemicals, Inc. (GFS) from sales of Analytical Standards products, partially offset by severance payments made to former employees who were terminated as a result of the sale of the Analytical Standards division.

Analytical Standards Division

On February 13, 2003, we completed the sale of our Analytical Standards division to GFS, a privately held company based in Columbus, Ohio. In this transaction, we received $2.1 million at closing and were entitled to receive royalties on sales of Analytical Standards products for a period of five years following the sale at rates ranging from 5% to 15%.

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho and Dermik (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the gross profit guaranty period an additional two years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have requested documentation of the actual costs, but have accrued at the amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $703,000 related to the current amount due under gross profit guarantees is recorded in accrued disposition costs as of December 31, 2010.

NOTE 10 DEFINED CONTRIBUTION PLAN

We have a defined contribution plan (401k) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $7,350, $7,350 and $6,900 for 2010, 2009 and 2008, respectively, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2010, 2009 and 2008, we contributed to the plan approximately $51,000, $76,000 and $104,000, respectively. No discretionary contributions have been made to the plan since its inception.

NOTE 11 INCOME TAXES

We had an income tax benefit of $122,000 in 2009 from the carryback of the net operating loss under the Worker, Homeownership, and Business Assistance Act of 2009, which among other things suspended the 90% limitation on utilization of net operating loss for alternative minimum tax purposes. There is no provision for 2010 and 2008 because we have incurred operating losses.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

December 31,	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$22,800	$22,600
Research credits	3,200	3,000
Other	1,600	1,330

Total deferred tax assets	27,600	26,930
Valuation allowance	(27,600)	(26,930)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets is dependent upon our future taxable income, if any, the timing and amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.7 million, $5.8 million and $10.3 million during 2010, 2009 and 2008, respectively.

As of December 31, 2010, we had federal and California net operating loss carryforwards of $57.5 million and $53.9 million, respectively, and federal and California research and development tax credit carryforwards of $1.3 million and $2.9 million, respectively. Of the carryforwards, federal and California net operating loss carryforwards of $6.8 million and $2.9 million, respectively, are subject to annual limitations and will be available from 2011 through 2026, as a result of federal ownership change limitations. The federal and state net operating losses and the federal research and development credit carryforwards expire at various dates beginning in the years 2011 through 2031, if not utilized. The state research credits have no expiration date.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted an analysis of our stock ownership under Internal Revenue Code Section 382 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2007. The limitation of our federal and state carryforwards associated with previous net operating loss and research credit carryforwards, and the associated reduction in our deferred tax assets, was offset by a reduction in our valuation allowance. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations after December 31, 2010. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2010 before utilization.

We follow the provisions of ASC 740-10-50, Accounting for Uncertainty in Income Tax Provisions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31,	2010	2009	2008
Unrecognized tax benefit:
At the beginning of the period	$120	$120	$1,022
Gross increases – tax positions in the current period	—	—	—
Gross decreases – tax positions in the current period	—	—	(902)

At the end of the period	$120	$120	$120

The unrecognized tax benefit, if recognized in full, would result in adjustments to deferred taxes and the related valuation allowance. We do not currently anticipate any significant changes to the unrecognized tax benefits in 2011. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. To date, we have not used the unrecognized tax benefits to reduce any of our past tax obligations. As a result, we had no accrual for the payment of interest and penalties related to the unrecognized tax benefits. As of December 31, 2010, our tax returns were subject to future examination in the U.S. federal and state tax jurisdictions for the tax years 1995 through 2010, due to net operating losses and research credits that are being carried forward.

NOTE 12 SIGNIFICANT AGREEMENTS

Merial Limited

In September 2009, we entered into a world-wide license and development agreement with Merial Limited, a world leading animal health company, for a long acting pain management product for companion animals. The license and development agreement follows a successful proof-of-concept agreement. Under the terms of the new agreement, we received an upfront license fee and will receive development funding and potential milestone payments, and royalties following commercialization.

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

We recognized $1.3 million and $228,000 in revenue related to development services to Merial Limited for the years ended 2010 and 2009, respectively.

Paul Royalty Fund

On January 18, 2006, we sold our rights to royalties on sales of Retin-A Micro and Carac, effective October 1, 2005, to an affiliate of the Paul Royalty Fund for up to $30 million. Proceeds of $25.0 million were received upon the closing of the transaction and used primarily to fund the Phase 3 pivotal trial of APF530, our drug candidate for the prevention of both acute and delayed CINV. The remaining $5.0 million was to be received upon the achievement of certain milestones over the successive four years. Upon attainment of one milestone in 2007, an additional $2.5 million was received. The final $2.5 million was received in January 2010. No additional payments are due to us.

RHEI Pharmaceuticals, Inc.

On October 1, 2006, we entered into an agreement with RHEI Pharmaceuticals, Inc. (RHEI) in which we granted them an exclusive license to develop and market APF530 in Greater China. We received a license fee upon the signing of the contract, which was recorded as deferred revenue on the balance sheet, and were due additional milestone payments upon the achievement of certain regulatory events.

Following the announcement of acceptance for filing of an NDA for our APF530 product candidate (APF530) by the FDA on July 20, 2009, RHEI became contractually obligated to pay us a milestone payment. RHEI did not make such milestone payment in the time required under the terms of our agreement and we provided RHEI with notice of its cure period. RHEI remained in default of this payment and, as a result, we elected to terminate the agreement for cause on September 29, 2009. No material termination penalties applied to us for the termination of the agreement.

Revenue of $1.0 million, previously deferred in conjunction with the RHEI agreement was recognized in 2009 as a result of the termination and is included in contract revenue.

NOTE 13 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents summarized unaudited results of operations for each of our quarters in the years ended December 31, 2010 and 2009.

Quarterly Results of Operations

(in thousands, except per share data)

(unaudited)

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$241	$530	$351	$179
Operating expenses	3,112	4,225	1,986	1,912
Interest and other, net	2,500	—	(1)	239
Loss from continuing operations	(371)	(3,695)	(1,636)	(1,494)
Discontinued operations	(124)	112	(36)	(102)
Net loss	(495)	(3,583)	(1,672)	(1,596)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.09)	$(0.04)	$(0.04)
Net loss	(0.01)	(0.09)	(0.04)	(0.04)

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$8	$14	$1,117	$122
Operating expenses	2,977	3,974	2,330	2,222
Interest and other, net	9	19	(1)	(3)
Loss from continuing operations	(2,960)	(3,941)	(1,214)	(1,981)
Discontinued operations	—	—	—	68
Net loss	(2,960)	(3,941)	(1,214)	(1,913)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.10)	$(0.13)	$(0.04)	$(0.06)
Net loss	(0.10)	(0.13)	(0.04)	(0.05)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using the COSO criteria, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

This annual report provides only management’s report and does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a result of the Wall Street Reform Act enacted in July 2010, we are not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time we no longer qualify for the exemption.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have incorporated by reference the information set forth under the captions “Election of Directors”, “Executive Officers”, “Corporate Governance” and “Compliance with Section 16(a) of the Securities Exchange Act” of our Proxy Statement (the “Proxy Statement”) for the 2011 annual meeting of stockholders.

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

See Exhibit Index beginning on page 72.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.P. PHARMA, INC.

By:	/s/ John B. Whelan
John B. Whelan
Acting Chief Executive Officer
Date: March 25, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints John B. Whelan, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Whelan John B. Whelan	Acting Chief Executive Office and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2011

/s/ Paul Goddard Paul Goddard	Chairman of the Board of Directors	March 25, 2011

/s/ Toby Rosenblatt Toby Rosenblatt	Director	March 25, 2011

/s/ Kevin C. Tang Kevin C. Tang	Director	March 25, 2011

/s/ Gregory Turnbull Gregory Turnbull	Director	March 25, 2011

/s/ Robert Zerbe Robert Zerbe	Director	March 25, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Beginning Balance	Additions Charged to Cost and Expense	Deductions, Write-Offs and Recoveries	Ending Balance
DECEMBER 31, 2010
Note receivable, allowance for doubtful note	$—	$—	$—	$—

DECEMBER 31, 2009
Note receivable, allowance for doubtful note	$394	$—	$(394)	$—

DECEMBER 31, 2008
Note receivable, allowance for doubtful note	$394	$—	$—	$394

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
10-T – Registrant’s Non-Qualified Plan dated June 13, 2002.(22)*
10-U – Employment Letter Agreement with Ronald Prentki, President and Chief Executive Officer dated July 3, 2008.(23)*
10-V – Amendment to Employment Letter Agreement with Ronald Prentki, President and Chief Executive Officer dated December 30, 2008.(24)*
10-W – Amendment to Management Retention Agreement between the Registrant and Dr. John Barr dated December 23, 2008.(24)*
10-X – Employment Letter Agreement with John B. Whelan, Chief Financial Officer dated as of February 9, 2008.(24)*
10-Y – Development and License Agreement dated as of September 11, 2009, between the Registrant and Merial Limited.(25)
10-Z – Securities Purchase Agreement, dated as of October 19, 2009, by and among the Registrant and the purchasers listed therein.(26)
10-AA – Registration Rights Agreement, dated as of October 22, 2009, by and among the Registrant and the purchasers listed therein.(27)
10-AB – Form of Warrant to Purchase Shares of Common Stock.(28)
10-AC – Second Amendment to Preferred Shares Rights Agreement, dated as of October 20, 2009, by and between the Registrant and Computershare Trust Company N.A.(29)
10-AD – Separation and Release Agreement between Ronald J. Prentki and the Registrant dated May 25, 2010 (30)*
23.1 – Consent of Independent Registered Public Accounting Firm.
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

(1)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Form 8-K filed August 9, 2000 (file No. 000-16109), and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 10-Q filed August 4, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Registration Statement on Form S-1 (Registration No. 33-15429) and incorporated herein by reference.
(4)	Filed as Exhibit 3.C to Registrant’s Form 8-K filed December 19, 2006, and incorporated herein by reference.
(5)	Filed as Exhibit 4.A to Registrant’s Form 8-K filed December 19, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 4.B to Registrant’s Form 8-K filed December 19, 2006, and incorporated herein by reference.
(7)	Filed as Exhibit 4.1 to Registrant’s Form 8-K filed October 7, 2008, and incorporated herein by reference.
(8)	Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-162968) filed November 6, 2009, and incorporated herein by reference.
(9)	Filed as Exhibit No. 28.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 33-50640), and incorporated herein by reference.
(10)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
(11)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(12)	Filed as Exhibit No. 99.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-90428), and incorporated herein by reference.
(13)	Filed as Exhibit 10.AA to Registrant’s Form 10-Q filed November 7, 2006, and incorporated herein by reference.
(14)	Filed as Exhibit 10-Y to Registrant’s Form 10-Q filed May 15, 2006, and incorporated herein by reference.
(15)	Filed as Exhibit 10.14 to the Registrant’s Form 10-Q filed November 14, 2007 and incorporated herein by reference.
(16)	Filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed November 14, 2007 and incorporated herein by reference.
(17)	Filed as Exhibit No 4.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-148660) and incorporated herein by reference.
(18)	Filed as Exhibit no. 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No 333-148660) and incorporated herein by reference.
(19)	Filed as Exhibit No 4.4 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-148660), and incorporated herein by reference.
(20)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
(21)	Filed as Exhibit 10.16 to the Registrant’s Form 10-Q dated November 14, 2007 and incorporated herein by reference.
(22)	Filed as Exhibit No. 99.2 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-90428), and incorporated herein by reference.
(23)	Filed as an Exhibit with corresponding Exhibit No. to the Registrant’s Form 10-Q filed August 14, 2008, and incorporated herein by reference.
(24)	Filed as an Exhibit with corresponding Exhibit No. to Registrant’s Annual Report on Form 10-K filed March 30, 2009, and incorporated herein by reference.
(25)	Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 16, 2009 and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(28)	Filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(29)	Filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(30)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2010 and incorporated herein by reference.
*	Management contract or compensatory plans.