Form 10-Q
period 2011-03-31
AP PHARMA INC /DE/
filed 2011-05-16
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

At April 29, 2011, the number of outstanding shares of the Company’s common stock, par value $.01, was 39,968,304.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,085	$2,109
Accounts receivable	261	110
Prepaid expenses and other current assets	157	282

Total current assets	1,503	2,501

Property and equipment, net	309	357
Other long-term assets	53	53

Total assets	$1,865	$2,911

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$309	$159
Accrued expenses	358	461
Deferred revenue	212	237
Accrued disposition costs	806	703

Total current liabilities	1,685	1,560
Deferred revenue	44	35

Total liabilities	1,729	1,595

Stockholders' equity:
Common stock	401	401
Additional paid-in capital	149,579	149,340
Accumulated deficit	(149,844)	(148,425)

Total stockholders' equity	136	1,316

Total liabilities and stockholders' equity	$1,865	$2,911

See accompanying notes to condensed financial statements

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Contract revenue	$395	$241

Operating expenses:
Research and development	1,141	2,331

General and administrative	569	781

Total operating expenses	1,710	3,112

Operating loss	(1,315)	(2,871)

Gain on sale of royalty interest	—	2,500
Interest expense, net	(1)	—

Loss from continuing operations	(1,316)	(371)
Loss from discontinued operations	(103)	(124)

Net loss	$(1,419)	$(495)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.03)	$(0.01)

Net loss	$(0.04)	$(0.01)

Shares used to compute basic and diluted net loss per share	39,869	39,420

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,419)	$(495)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	103	124
Depreciation and amortization	48	67
Stock-based compensation	239	252
Changes in operating assets and liabilities:
Accounts receivable	(151)	(53)
Prepaid expenses and other current assets	125	113
Accounts payable	150	79
Accrued expenses	(103)	(131)
Deferred revenue	(16)	(17)

Net cash used in operating activities	(1,024)	(61)

Cash flows from investing activities:
Purchases of property and equipment	—	(12)

Net cash used in investing activities	—	(12)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	42

Net cash provided by financing activities	—	42

Net decrease in cash and cash equivalents	(1,024)	(31)
Cash and cash equivalents, beginning of period	2,109	7,593

Cash and cash equivalents, end of period	$1,085	$7,562

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

(unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company developing pharmaceutical products using our proprietary Biochronomer™ polymer-based drug delivery technology. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act seeking approval for APF530. We are seeking regulatory approval of APF530 for the prevention of acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy, and for prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. In March 2010, we received a Complete Response Letter to the APF530 NDA. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. We met with the FDA in February and March 2011 to clarify the work needed to resubmit the NDA. Based on our discussions with the FDA and our assessment of the work remaining, we expect to resubmit the APF530 NDA during the first half of 2012. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF350 without a partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial and financial resources on the APF530 resubmission responsive to issues identified in the March 2010 Complete Response Letter.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three months ended March 31, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other period. The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 28, 2011, as amended on May 2, 2011 (our “2010 10-K”).

Going Concern Considerations

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $149.8 million as of March 31, 2011.

At March 31, 2011, we had cash and cash equivalents of $1.1 million and negative working capital of $0.2 million. In April 2011, we signed definitive agreements for a bridge loan which is intended to fund the Company’s operations until additional longer-term financing is secured. (See Note 10—Subsequent Events.) The initial capital funding from the bridge loan was approximately $1.4 million, which we expect

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

will allow us to operate through the second quarter of 2011 since we continue to defer certain discretionary activities. We will require additional capital to fund our drug development and operating activities and are currently seeking additional financing in the form of equity or strategic collaboration agreements to continue such activities through the potential approval of APF530. If we are unable to complete such financings or are unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our 2010 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our 2010 10-K, that are of significance, or potential significance to us.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of March 31, 2011 and December 31, 2010 consisted of money market funds primarily containing U.S. government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value.

(3) FAIR VALUE MEASUREMENTS

The three tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure our cash equivalents at fair value on a recurring basis in our balance sheets at March 31, 2011 and December 31, 2010. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider all cash equivalents as Level 1 inputs.

(4) NET LOSS PER SHARE INFORMATION

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the potentially dilutive options, unvested restricted stock awards and warrants outstanding for the three months ended March 31, 2011 and 2010 (in thousands):

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Options outstanding	3,211	3,770
Unvested restricted stock awards outstanding	240	87
Warrants outstanding	3,977	3,977

(5) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Operating expenses:
Research and development	$75	$57
General and administrative	164	195

Total stock-based compensation expense	$239	$252

Impact on basic and diluted net loss per common share	$0.01	$0.01

The following table summarizes option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2011	3,217,240	$1.49	5.42
Granted	—	—
Exercised	—	—
Expired and Forfeited	(6,501)	$1.03

Outstanding at March 31, 2011	3,210,739	$1.49	5.15

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

The following table summarizes restricted stock award activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	318,758	$0.85
Awarded	—	—
Released	—	—
Forfeited	(79,033)	$1.20

Outstanding at March 31, 2011	239,725	$0.73

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan during the three months ended March 31, 2011 and 2010. Shares available for future purchase under the Purchase Plan are 109,158 at March 31, 2011.

(6) COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2011 and 2010 was $1.4 and $0.5 million, respectively, and was comprised solely of our net loss. There were no other changes in equity that were excluded from our net loss for both periods.

(7) INCOME TAXES

There was no provision for income taxes for the three months ended March 31, 2011 and 2010 because we incurred net operating losses.

(8) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor company to produce the products. We have requested documentation of the actual costs, but have accrued at the full amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $0.8 million related to the current amount due under gross profit guarantees is recorded as accrued disposition costs as of March 31, 2011.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Condensed Statements of Operations.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$(103)	$(124)

There was no material basic and diluted loss per common share from discontinued operations for the three months ended March 31, 2011 and 2010.

(9) SIGNIFICANT AGREEMENTS

Merial Limited

In September 2009, we entered into a world-wide license and development agreement with Merial Limited, a world leading animal health company, for a long-acting pain management product for cats and dogs. Under the terms of the agreement, we received an upfront license fee and will receive development funding and potential future milestones that are in addition to royalties following commercialization.

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

We recognized $0.4 million and $0.2 million of revenue related to development services to Merial Limited in the three months ended March 31, 2011 and 2010, respectively.

Paul Royalty Fund

On January 18, 2006, we sold our rights to royalties on sales of Retin-A Micro® and Carac®, effective October 1, 2005, to an affiliate of the Paul Royalty Fund for up to $30 million. Proceeds of $25 million were received upon the closing of the transaction and $2.5 million was received in both 2007 and January 2010 upon the achievement of certain milestones.

(10) SUBSEQUENT EVENTS

In April 2011, we entered into a Securities Purchase Agreement with certain institutional investors, including Tang Capital Partners, LP, for a private placement of up to $4.5 million in convertible notes. Pursuant to the Purchase Agreement, the Company may issue up to $4.5 million aggregate principal amount of senior secured convertible notes due 2021 that are convertible into shares of the Company’s common stock (the “Conversion Shares”). The Company received approximately $1.4 million at the initial closing, net of financing costs. The Purchasers may also purchase up to an additional $3.0 million aggregate principal amount of notes from time to time, with such right expiring upon the second anniversary of the initial closing date.

The notes are secured by substantially all of the assets of the Company and bear interest at 20% per annum, payable quarterly in cash or in additional principal amount of notes at the election of the purchasers. The notes are convertible at a conversion rate of 25,000 shares per $1,000 principal amount of notes. There is no right to convert the notes to the extent that after giving effect to such conversion the holder would beneficially own in excess of 9.99% of the Company’s outstanding common stock after the conversion.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

Each holder of the notes can increase or decrease the beneficial ownership limit by written notice to the Company, which will not be effective until 61 days after delivery of the notice.

Pursuant to the Purchase Agreement, the Company agreed to file within 30 days of the initial closing date 1) a registration statement on Form S-1 with the SEC to register the offer and sale of up to $20.0 million of equity securities to be offered and sold by the Company on a primary basis (the “Follow-on Registration Statement”) and 2) a registration statement on Form S-3 or other appropriate form with the SEC covering the resale of the full amount of the Conversion Shares (the “Resale Registration Statement”). We agreed to use commercially reasonable efforts to cause the Follow-on Registration Statement to be declared effective by the SEC as promptly as practicable and the Resale Registration Statement within 90 days after the initial closing date (or 120 days if the Resale Registration Statement is subject to review by the SEC). If we fail to meet certain filing or effectiveness deadlines with respect to the Registration Statements or fail to keep any Registration Statement continuously effective, we may be obligated to pay to the holders of the Conversion Shares liquidated damages in the amount of 2% per month of such holders’ pro rata interest in the total purchase price of the notes. The damages, if not paid on a timely basis, also bear interest at the rate of 2% per month until paid in full.

Concurrent with the approval of the Securities Purchase transaction, the Board of Directors approved the termination of the Company’s Preferred Shares Rights Agreement (the “Rights Agreement”), effective immediately prior to the initial closing date. Under the Rights Agreement, preferred stock purchase rights were distributed to stockholders of record as of January 2, 2007 and to each person who acquires the company stock thereafter. The rights were exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% or more (34% for Tang Capital Partners, LP and 30% for Baker Brothers Investments) of the outstanding shares of the company’s common stock. These rights are terminated as a result of the termination of the Rights Agreement. The Rights Agreement had not been triggered to date.

On April 25, 2011, the Company entered into an amended lease agreement which extended the lease for its offices through September 30, 2011.

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

Overview

We are a specialty pharmaceutical company focused on developing pharmaceutical products using our proprietary Biochronomer polymer-based drug delivery technology. The Biochronomer technology consists of bioerodible polymers designed to release drugs over a defined period of time. Our primary focus is on our lead product candidate, APF530, which is being developed for the prevention of chemotherapy-induced nausea and vomiting (CINV). APF530 contains the 5-HT3 antagonist, granisetron, formulated in our proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. In May 2009, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) seeking approval for APF530. During 2008, APF530 completed a pivotal Phase 3 clinical trial which was the basis for the application. In March 2010, we received a Complete Response Letter on the APF530 NDA. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. We met with the FDA in February and March 2011 to clarify the work needed to resubmit the NDA. Based on our discussions with the FDA and our assessment of the work remaining, we expect to resubmit the APF530 NDA during the first half of 2012. If we obtain regulatory approval for APF530, we intend to seek a collaborative arrangement to commercialize APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner.

In addition to APF530, we have a pipeline of other product candidates that use our Biochronomer technology. One product candidate, an undisclosed opiate for a long-acting pain management product, has been licensed on a world-wide basis to Merial Limited for use with companion animals. Further development of our pipeline products has been temporarily deferred in order to focus managerial and financial resources on a resubmission responsive to issues identified in the March 2010 Complete Response Letter.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2010 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our 2010 10-K, that are of significance, or potential significance to us.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. All of our contract revenue for the three months ended March 31, 2011 was derived from an agreement with Merial Limited we entered into in September 2009 for a long-acting pain management product for companion animals.

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

Research and development expense for the three months ended March 31, 2011 decreased by $1.2 million from $2.3 million for the three months ended March 31, 2010 to $1.1 million. The decrease was primarily due to costs associated with the development, manufacturing and project-related expenses related to our NDA submission to the FDA and lower headcount-related expenses. Research and development expense for the year 2011 is expected to be higher as compared to 2010 due to project-related expenses required for the NDA resubmission, currently projected to occur in the first half of 2012.

Our general and administrative costs consist of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended March 31, 2011 decreased by $0.2 million from $0.8 million for the three months ended March 31, 2010 to $0.6 million. The net decrease in the three months ended March 31, 2011 was primarily a result of cost containment measures associated with our headcount reductions and outside services. General and administrative expense is expected to be lower in 2011, as compared to 2010, primarily due to compensation expense incurred in the prior year related to the resignation of our former chief executive officer.

In January 2010, we received a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund. The payment represents a final milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro® and Carac®.

Loss from discontinued operations of $0.1 million for both the three months ended March 31, 2011 and 2010 represents the loss attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business. See Note 8 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Capital Resources and Liquidity

We had cash and cash equivalents of $1.1 million at March 31, 2011. Cash and cash equivalents decreased by $1.0 million at March 31, 2011 from December 31, 2010 due primarily to our operating loss for the three months ended March 31, 2011.

Net cash used in operating activities for the three months ended March 31, 2011 was $1.0 million, compared to net cash used of $61,000 for the three months ended March 31, 2010. The $1.0 million increase was primarily due to the $0.9 million increase in net loss for the three months ended March 31, 2011, as compared to the same period in 2010. The net loss was lower in the prior year quarter primarily due to a $2.5 million milestone payment.

Net cash used in investing activities for the three months ended March 31, 2011 was $0 compared to net cash used in investing activities of $12,000 for the three months ended March 31, 2010 which was for purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2011 was $0 compared to net cash provided of $42,000 for the three months ended March 31, 2010, which was related to proceeds from stock option exercises.

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

In March 2010, we received a Complete Response Letter for our APF530 NDA. Since receiving the Complete Response Letter, we have been working to address the issues raised by the FDA. We met with the FDA in February and March 2011 to clarify the work needed to resubmit the NDA. Based on our discussions with the FDA and our assessment of the work remaining, we expect to resubmit the APF530 NDA during the first half of 2012.

In April 2011, we signed definitive agreements for a bridge loan, which is intended to fund Company operations until additional longer-term financing is secured. (See Note 10—Subsequent Events.) The initial capital funding from the bridge loan was approximately $1.4 million, which we expect will allow us to operate through the second quarter of 2011 since we continue to defer certain discretionary activities. We will require additional capital to fund our drug development and operating activities and are currently seeking additional financing in the form of equity or strategic collaboration agreements to continue such activities through the potential approval of APF530. If we are unable to complete such financings or are unable to obtain sufficient financing on acceptable terms or otherwise, due to various factors, we may be required to further reduce, defer or discontinue our activities or may not be able to continue as a going concern.

If we obtain regulatory approval for APF530, we anticipate pursuing either a collaborative arrangement to commercialize APF530 with a partner who will provide the necessary financial resources and expertise to launch APF530 or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner. We do not currently have the financial resources to launch APF530. The amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA, our efforts to respond to the FDA’s Complete Response Letter, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing of APF530, if approved, and technological and market developments from drugs that may compete with APF530. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

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

We may not be able to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of additional equity in the future may be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our condensed balance sheet as current liabilities as of March 31, 2011.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases	$50	$38	$12	$—	$—

Off- Balance Sheet Arrangements

As of March 31, 2011 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended March 31, 2011, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

See the full discussion of risk factors set forth in the “Risk Factors” section of our 2010 Annual Report on Form 10-K, in addition to the Risk Factor below.

In April 2011, our common stock was delisted from the Nasdaq Capital Market for non-compliance with Nasdaq’s $1.00 per share minimum bid price continued listing requirement and commenced trading on the OTCQB, which is operated by OTC Markets, Inc. (informally known as the “Pink Sheets”), thereby causing trading in our common stock to be limited by “penny stock” restrictions and our ability to raise additional capital to potentially be compromised.

With the delisting of our common stock, it comes within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and is covered by Rule 15g-9 of the Securities Exchange Act of 1934. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 potentially affects the ability or willingness of broker-dealers to sell our securities, and accordingly would also affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

A.P. PHARMA, INC.

/s/ JOHN B. WHELAN
Date: May 16, 2011	John B. Whelan
President, Chief Executive Officer and Chief Financial Officer