Form 10-Q
period 2011-06-30
AP PHARMA INC /DE/
filed 2011-08-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

At July 31, 2011, the number of outstanding shares of the Company’s common stock, par value $.01, was 200,017,796.

A.P. Pharma, Inc

PART I. Financial Information

Item 1:	Financial Statements:

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,331	$2,109
Accounts receivable	—	110
Prepaid expenses and other current assets	499	282

Total current assets	21,830	2,501

Property and equipment, net	263	357
Other long-term assets	28	53

Total assets	$22,121	$2,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289	$159
Accrued expenses	1,980	461
Accrued disposition costs	935	703
Deferred revenue	—	237

Total current liabilities	3,204	1,560
Convertible notes payable, net of discount	25	—
Deferred revenue	—	35

Total liabilities	3,229	1,595

Stockholders’ equity:
Common stock	401	401
Additional paid-in capital	151,195	149,340
Advance proceeds for private placement units, net of issuance costs	19,072	—
Accumulated deficit	(151,776)	(148,425)

Total stockholders’ equity	18,892	1,316

Total liabilities and stockholders’ equity	$22,121	$2,911

See accompanying notes to condensed financial statements

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contract revenue	$251	$530	$646	$771

Operating expenses:
Research and development	1,282	1,890	2,423	4,221

General and administrative	509	2,335	1,078	3,116

Total operating expenses	1,791	4,225	3,501	7,337

Operating loss	(1,540)	(3,695)	(2,855)	(6,566)

Interest income (expense), net	(263)	—	(264)	—
Gain on sale of royalty interest	—	—	—	2,500

Loss from continuing operations	(1,803)	(3,695)	(3,119)	(4,066)
Income (loss) from discontinued operations	(129)	112	(232)	(12)

Net loss	$(1,932)	$(3,583)	$(3,351)	$(4,078)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.09)	$(0.08)	$(0.10)

Net loss	$(0.05)	$(0.09)	$(0.08)	$(0.10)

Shares used to compute basic and diluted net loss per share	40,016	39,493	40,062	39,470

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,351)	$(4,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	232	12
Depreciation and amortization	94	123
Amortization of debt discount	25	—
Stock-based compensation	345	1,188
Changes in operating assets and liabilities:
Accounts receivable	110	(185)
Prepaid expenses and other assets	(192)	316
Accounts payable	130	(34)
Accrued expenses	291	805
Deferred revenue	(272)	(52)

Net cash used in continuing operating activities	(2,588)	(1,905)
Net cash provided by discontinued operations	—	—

Net cash used in operating activities	(2,588)	(1,905)

Cash flows from investing activities:
Purchases of property and equipment	—	(12)

Net cash used in investing activities	—	(12)

Cash flows from financing activities:
Advance proceeds from private placement units	20,300	—
Proceeds from convertible note financing	1,500	—
Proceeds from the exercise of stock options	—	42
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	10	18

Net cash provided by financing activities	21,810	60

Net increase (decrease) in cash and cash equivalents	19,222	(1,857)
Cash and cash equivalents, beginning of period	2,109	7,593

Cash and cash equivalents, end of period	$21,331	$5,736

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other period. The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. These unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 28, 2011, as amended on May 2, 2011 (our “2010 10-K”).

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $151.8 million as of June 30, 2011. Additionally, in the prior quarter, we had reported negative working capital, all of which raised considerations around our ability to continue as a going concern.

At June 30, 2011, we had cash and cash equivalents of $21.3 million. During the three months ended June 30, 2011, we entered into two financing agreements which have provided capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing which served as bridge loan to fund the Company’s operations until additional financing was secured. The initial capital funding from the bridge loan was approximately $1.4 million, net of financing costs. In June 2011, we entered into definitive agreements for a private placement of units of common stock and warrants. The financing, which closed in July 2011, provided the Company with approximately $22.8 million of proceeds, net of issuance costs. The Company believes the capital generated through these financings is sufficient to fund its planned operations into 2013 and therefore, alleviates going concern considerations at this reporting date.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and instead, requires separate statements of comprehensive income. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on our financial position and results of operations.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of June 30, 2011 and December 31, 2010 consisted of money market funds primarily containing U.S. government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 10).

(3) FAIR VALUE MEASUREMENTS

The three tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure our cash equivalents at fair value on a recurring basis in our balance sheets at June 30, 2011 and December 31, 2010. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider all cash equivalents as Level 1 inputs.

(4) NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the potentially dilutive options, unvested restricted stock awards and warrants outstanding for the six months ended June 30, 2011 and 2010 (in thousands):

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Options outstanding	2,139	3,185
Unvested restricted stock awards outstanding	—	606
Warrants outstanding	3,977	3,977
Common stock related to convertible note outstanding	37,500	—

(5) STOCK-BASED COMPENSATION

The following table shows the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating expenses:
Research and development	$73	$81	$148	$138
General and administrative	33	855	197	1,050

Total stock-based compensation expense	$106	$936	$345	$1,188

Impact on basic and diluted net loss per common share	$—	$0.02	$0.01	$0.03

The following table summarizes option activity for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2011	3,217,240	$1.49	5.42
Granted	—	—
Exercised	—	—
Expired and Forfeited	(1,078,355)	$1.25

Outstanding at June 30, 2011	2,138,885	$1.61	7.15

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

The following table summarizes restricted stock award activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	318,758	$0.85
Awarded	—	—
Released	(143,835)	$0.73
Forfeited	(174,923)	$0.94

Outstanding at June 30, 2011	—	$0.00

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. In June 2011, our stockholders authorized an increase in the number of shares reserved for issuance under the Purchase Plan by 500,000, for a total of 1,000,000 shares reserved at June 30, 2011. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan during the six months ended June 30, 2011 and 2010 were 49,486 and 25,567 shares at an average price of $0.20 and $0.68, respectively. Shares available for future purchase under the Purchase Plan are 559,672 at June 30, 2011.

(6) COMPREHENSIVE LOSS

Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the three and six months ended June 30, 2011 was $1.9 million and $3.4 million, respectively. The comprehensive loss for the three and six months ended June 30, 2010 was $3.6 million and $4.1 million, respectively. There were no other changes in equity that were excluded from our net loss for all periods.

(7) INCOME TAXES

There was no provision for income taxes for the three and six months ended June 30, 2011 and 2010 because we incurred net operating losses.

(8) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Neutrogena (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (the “two period test”). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the two period test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the two period test. Amcol has indicated that its costs differ from those it charged historically to the RP Scherer successor

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

company to produce the products. We have requested documentation from Amcol to substantiate actual costs. Until we receive confirmation of these figures, we have accrued at the full amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $0.9 million related to the current amount due under gross profit guarantees is recorded as accrued disposition costs as of June 30, 2011.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Condensed Statements of Operations.

Loss from discontinued operations represents primarily the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$(129)	$112	$(232)	$(12)

There was no material basic and diluted loss per common share from discontinued operations for the three and six months ended June 30, 2011 and 2010.

(9) SIGNIFICANT AGREEMENTS

Merial Limited

In September 2009, we entered into a world-wide license and development agreement with Merial Limited, a leading animal health company, for a long-acting pain management product for cats and dogs. Under the terms of the agreement, we received a nonrefundable upfront license fee and would receive development funding and potential future milestones that were in addition to royalties following commercialization. Under the license and development agreement, we were obligated to perform reimbursable development services and provide any improvements related to the licensed technology during the six-year development period. We recognized the upfront license fee ratably over the development period, and recognized revenue from the development services when the services were rendered.

In May 2011, we received notice of termination from Merial due to their concerns about the commercial potential of the product under development in the animal health market. We recognized $0.1 million and $0.5 million of revenue related to development services to Merial Limited in the three and six months ended June 30, 2011, respectively, and $0.5 million and $0.7 million of revenue for the three and six months ended June 30, 2010, respectively. The remaining balance of deferred revenue related to the upfront license fee of $0.1 million was recognized as revenue in the quarter ended June 30, 2011 when the earnings process was completed.

Paul Royalty Fund

On January 18, 2006, we sold our rights to royalties on sales of Retin-A Micro® and Carac®, effective October 1, 2005, to an affiliate of the Paul Royalty Fund for up to $30.0 million. Proceeds of $25.0 million were received upon the closing of the transaction and $2.5 million was received in both 2007 and January 2010 upon the achievement of certain milestones.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

(10) CONVERTIBLE NOTES

In April 2011, we entered into a Securities Purchase Agreement with certain institutional investors, including a fund affiliated with Kevin Tang, who is on our board of directors, for a private placement of up to $4.5 million in Senior Secured Convertible Notes due 2021 (the “Notes”). Pursuant to the Purchase Agreement, the Company may issue up to $4.5 million aggregate principal amount of Notes, which are convertible into shares of the Company’s common stock at a rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes (the “Conversion Shares”). On May 2, 2011, the Company received approximately $1.4 million at the initial closing, net of financing costs. The Purchasers may also purchase up to an additional $3.0 million aggregate principal amount of notes from time to time, with such right expiring upon the second anniversary of the initial closing date.

The Notes are secured by substantially all of the assets of the Company, including placing the bank accounts under a control agreement. The Notes initially bear interest at 20% per annum, payable quarterly in cash or in additional principal amount of notes at the election of the purchasers. In June 2011, the interest rate was lowered to 6% per annum effective July 1, 2011 in the Amended Secured Convertible Note Agreement.

There is no right to convert the Notes to the extent that after giving effect to such conversion, the holder would beneficially own in excess of 9.99% of the Company’s outstanding common stock after the conversion. Each holder of the Notes can increase or decrease this beneficial ownership conversion limit by written notice to the Company, which will not be effective until 61 days after delivery of the notice.

The Company is in compliance with all debt-related covenants at June 30, 2011. Upon the occurrence of an event of default, holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

Pursuant to the Note Purchase Agreement, the Company agreed to file a registration statement registering for resale the Conversion Shares. In May 2011, the Company filed a registration statement on Form S-1 registering these shares for resale; the registration statement was declared effective on July 29, 2011.

Concurrent with the approval of the offer and sale of the Notes, the Board of Directors approved the termination of the Company’s Preferred Shares Rights Agreement (the “Rights Agreement”), effective immediately prior to the initial closing date. Under the Rights Agreement, preferred stock purchase rights were distributed to stockholders of record as of January 2, 2007 and to each person who acquires the company stock thereafter. The rights were exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, of 20% or more (34% for Tang Capital Partners, LP and 30% for Baker Brothers Investments) of the outstanding shares of the company’s common stock. These rights were terminated as a result of the termination of the Rights Agreement. The Rights Agreement had not been triggered as of that date.

The Notes contain an embedded conversion feature which was in-the-money on the issuance date. Based on an effective fixed conversion rate of $0.04 per share, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance date and the Company began amortizing the resultant debt discount over the 10-year term of the Notes.

As at June 30, 2011, the carrying value of the Notes was approximately $25,000, which is comprised of the $1.5 million note principal less the debt discount of $1.475 million. Accrued interest on the principal balance was $50,000 at June 30, 2011.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

(11) STOCKHOLDERS’ EQUITY

Amendments to Articles of Incorporation

In June 2011, we amended our certificate of incorporation to increase the number of shares of authorized common stock to 1,500,000,000, par value $0.01 per share. Prior to the amendment, the number of shares of authorized common stock was 100,000,000, par value $0.01 per share. The certificate of amendment was approved by a majority of our stockholders on June 29, 2011.

Stock Plans

At our annual meeting in June 2011, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 90,000,000 shares of common stock, resulting in an aggregate of 95,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. The stockholders also approved an amendment to our 1997 Employee Stock Purchase Plan to increase by 500,000 the number of shares of common stock reserved for issuance under the plan, for a total of 1,000,000 shares reserved as of June 30, 2011.

Private Placement

In June 2011, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell for an aggregate price of $24.0 million 160,000,006 shares of its common stock (the “Shares”) and warrants to purchase 80,000,005 shares of its common stock (the “Warrants”) with an exercise price of $0.18 per share (the “Private Placement”). The Private Placement closed on July 1, 2011. For each Share purchased, the investors received one Warrant to purchase 0.5 shares of common stock (together, a “Unit”), at a purchase price of $0.15 per Unit. The Warrants became exercisable on the July 1, 2011, the date of issuance, and expire on the fifth anniversary of that date. The Warrants may be exercised only for cash or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the Warrants, by surrender of such Warrant, or a portion of such Warrant, by way of cashless exercise. There is no right to exercise the Warrants to the extent that after giving effect to such exercise the holder would beneficially own in excess of 9.99% of the outstanding shares of common stock following such exercise (or such other limit as may be designated by any particular purchaser). Each holder of the Warrants can amend or waive the foregoing limitation by written notice to the Company, with such waiver taking effect only upon the expiration of a 61-day notice period.

Under the terms of the Securities Purchase Agreement, the Company filed on July 29, 2011 a registration statement with the Securities and Exchange Commission (the “Commission”) to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants (collectively, the “Registrable Securities”). The Company agreed to use commercially reasonable efforts to have the registration statement declared effective within 90 days of the closing of the Private Placement (or 120 days in the event the registration statement is reviewed by the Commission, but in any event, no later than two business days from the Commission indicating that it has no further comments on the registration statement). If the Company fails to meet certain filing or effectiveness deadlines with respect to the registration statement or fails to keep the registration statement continuously effective for a designated time (with limited exceptions), the Company may be obligated to pay to the holders of the Registrable Securities liquidated damages in an amount equal to 1.0% per month of such holder’s pro rata interest in the total purchase price of the Private Placement.

The Company received approximately $20.3 million of proceeds in advance of the closing which was recorded as Advances in Stockholders’ Equity. Issuance costs accrued of approximately $1.2 million are shown net of the advances as of June 30, 2011. The remaining $3.7 million of proceeds were received in July 2011.

(12) SUBSEQUENT EVENTS

On July 28, 2011, the Company entered into an amended lease agreement, which extended the lease for its offices through November 30, 2016.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $251,000 and $646,000 for the three and six months ended June 30, 2011, respectively, and $530,000 and $771,000 for the three and six months ended June 30, 2010, respectively. The majority of our contract revenue has been derived from an agreement with Merial Limited that we entered into in September 2009 for a long-acting pain management product for companion animals. The amount of contract revenue has varied from period to period depending on the level of activity requested of us by our collaborators. In May 2011, we received notice of termination from Merial as they did not see the commercial potential of the product under development in the animal health market. Therefore, we do not expect contract revenue for the second half of 2011.

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

Research and development expense for the three months ended June 30, 2011 decreased by $0.6 million from $1.9 million for the three months ended June 30, 2010 to $1.3 million. Research and development expense for the six months ended June 30, 2011 decreased by $1.8 million from $4.2 million for the six months ended June 30, 2010 to $2.4 million. The decreases for both three and six month periods were primarily due to lower project spending in the current fiscal periods for APF530 as we worked to address the issues raised by the FDA in the Complete Response Letter. Research and development expense for the year 2011 is expected to be higher as compared to 2010 due to project-related expenses required for the NDA resubmission.

Our general and administrative costs consist of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended June 30, 2011 decreased by $1.8 million from $2.3 million for the three months ended June 30, 2010 to $0.5 million. General and administrative expense for the six months ended June 30, 2011 decreased by $2.0 million from $3.1 million for the six months ended June 30, 2010 to $1.1 million. The net decreases for both three and six month periods were primarily due to compensation expense incurred in the prior year related to the resignation of our former chief executive officer. General and administrative expense is expected to be lower in 2011, as compared to 2010, primarily due to compensation expense previously mentioned.

Interest income (expense), net of ($263,000) and ($264,000) for the three and six months ended June 30, 2011, respectively, consists primarily of the interest expense related to the convertible note and amortization of debt discount and debt issuance costs related to the April 2011 convertible note financing.

The gain on sale of royalty interest of $2.5 million represents a milestone payment from an affiliate of the Paul Royalty Fund that we received in January 2010. The payment represents a final milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro ® and Carac ®.

Loss from discontinued operations represents the loss attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business. The loss from discontinued operations was $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. Income (loss) from discontinued operations was $0.1 million and ($12,000) for the three and six months ended June 30, 2010. See Note 8 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Capital Resources and Liquidity

We had cash and cash equivalents of $21.3 million at June 30, 2011. Cash and cash equivalents increased by $19.2 million at June 30, 2011 from December 31, 2010 due primarily to net proceeds of $1.4 million from the convertible note financing in April 2011 and advance proceeds of $20.3 million received from the private placement of units in June 2011, offset by our cash used in operations.

Net cash used in operating activities for the six months ended June 30, 2011 was $2.6 million, compared to net cash used of $1.9 million for the six months ended June 30, 2010. The $0.7 million increase in net cash used was primarily due to the receipt of a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund in the prior year period and a $1.8 million decrease in net cash used in our operating activities, which excludes the impact of the milestone payment.

Net cash used in investing activities for the six months ended June 30, 2011 was $0 compared to net cash used in investing activities of $12,000 for the six months ended June 30, 2010, which was for purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2011 was $21.8 million compared to net cash provided of $0.1 million for the six months ended June 30, 2010 primarily due to $1.4 million of net proceeds received from the convertible note financing in April 2011 and $20.3 million of advance proceeds received in June 2011 for the private placement of units of common stock and warrants.

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

In April 2011, we entered into definitive agreements for a bridge loan, which was intended to fund Company operations until additional financing was secured. The initial funding from the bridge loan was approximately $1.4 million, net of financing costs. In June 2011, we entered into definitive agreements for a private placement of units comprised of common stock and warrants for which we received advance proceeds of $20.3 million as of June 30, 2011. The financing closed in July 2011 at which time the remaining $3.7 million was received. We believe the capital generated through these financings is sufficient to fund planned operations into 2013.

If we obtain regulatory approval for APF530, we anticipate pursuing either a collaborative arrangement to commercialize APF530 with a partner, which will provide the necessary financial resources and expertise to launch APF530, or anticipate obtaining additional funding and resources that would be required to launch APF530 without a partner. We do not currently have the financial resources to launch APF530. The amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA, our efforts to respond to the FDA’s Complete Response Letter, our ability to establish a partnership with a pharmaceutical company for the commercialization of APF530, the time and costs related to manufacturing of APF530, if approved, and technological and market developments of drugs that may compete with APF530. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities as of June 30, 2011.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases	$192	$183	$9	$—	$—

Off- Balance Sheet Arrangements

As of June 30, 2011 we did not have any off-balance sheet arrangements.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including John B. Whelan, who serves as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended June 30, 2011, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

See the full discussion of risk factors set forth in the “Risk Factors” section of our 2010 Annual Report on Form 10-K, in addition to the Risk Factors below.

The secured convertible notes that we issued, and could be required to issue, are convertible into shares of our common stock at an effective conversion rate of $0.04 per share. If converted, this would be highly dilutive to our existing stockholders.

In April 2011, we entered into definitive agreements for a $4.5 million convertible note facility with certain institutional investors. At the initial closing on May 2, 2011, we sold $1.5 million in principal amount of notes. The purchasers may purchase up to an additional $3.0 million of notes, with such right expiring on May 2, 2013. Interest on the notes may be paid in cash or in additional issuance of notes. The notes are convertible into common stock at an effective rate of $0.04 share, which was significantly below the market price of our common stock as of June 30, 2011. Accordingly, if the purchasers converted the notes, including the additional $3.0 million of notes that they have the right to purchase, our stockholders would experience significant dilution.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has previously disclosed this information on Current Reports on Forms 8-K filed by the Company on April 28, 2011 and June 30, 2011.

Item 6.	Exhibits

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

Exhibit 101.INS† XBRL Instance Document

Exhibit 101.SCH† XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF† XBRL Extension Definition

Exhibit 101.LAB† XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document

†	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

/s/ JOHN B. WHELAN
Date: August 8, 2011	John B. Whelan
President, Chief Executive Officer and Chief Financial Officer