Form 10-Q
period 2012-09-30
AP PHARMA INC /DE/
filed 2012-11-05
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 302,205,555 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

A.P. Pharma, Inc.

PART I. Financial Information.

Item 1.	Financial Statements.

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$60,048	$17,974
Prepaid expenses and other current assets	355	266

Total current assets	60,403	18,240

Property and equipment, net	1,228	1,075
Other long-term assets	130	130

Total assets	$61,761	$19,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,758	$1,010
Accrued expenses	1,033	1,498
Accrued disposition costs	1,088	1,082
Convertible notes payable to related parties, net of discount	365	103

Total current liabilities	4,244	3,693

Stockholders’ equity:
Common stock	3,024	2,002
Additional paid-in capital	230,343	173,989
Accumulated deficit	(175,850)	(160,239)

Total stockholders’ equity	57,517	15,752

Total liabilities and stockholders’ equity	$61,761	$19,445

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Contract revenue	$—	$—	$—	$646

Operating expenses:
Research and development	3,626	2,929	10,022	5,352
General and administrative	2,428	1,160	5,181	2,238

Total operating expenses	6,054	4,089	15,203	7,590

Operating loss	(6,054)	(4,089)	(15,203)	(6,944)

Interest expense, net	(195)	(62)	(402)	(326)

Loss from continuing operations	(6,249)	(4,151)	(15,605)	(7,270)
Income (loss) from discontinued operations	128	(51)	(6)	(283)

Net loss	$(6,121)	$(4,202)	$(15,611)	$(7,553)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.08)

Net loss	$(0.02)	$(0.02)	$(0.07)	$(0.08)

Shares used to compute basic and diluted net loss per share	274,488	198,279	225,063	93,381

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,611)	$(7,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	6	283
Depreciation and amortization	147	137
Stock-based compensation	3,773	1,097
Amortization of debt discount	262	64
Changes in operating assets and liabilities:
Accounts receivable	—	110
Prepaid expenses and other current assets	(89)	(96)
Accounts payable	980	274
Accrued expenses	(352)	710
Deferred revenue	—	(272)

Net cash used in operating activities	(10,884)	(5,246)

Cash flows from investing activities:
Purchases of property and equipment	(546)	(126)

Net cash used in investing activities	(546)	(126)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	50,491	—
Proceeds from sale of units of common stock and warrants, net of issuance costs	—	22,772
Proceeds from convertible note financing	3,000	1,500
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	13	10

Net cash provided by financing activities	53,504	24,282

Net increase in cash and cash equivalents	42,074	18,910
Cash and cash equivalents, beginning of period	17,974	2,109

Cash and cash equivalents, end of period	$60,048	$21,019

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements

(unaudited)

(1) BUSINESS AND BASIS OF PRESENTATION

A.P. Pharma, Inc. (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company developing products using its proprietary BiochronomerTM polymer-based drug delivery platform. This drug delivery platform is designed to improve the therapeutic profile of injectable pharmaceuticals by converting them from products that must be injected once or twice per day to products that need to be injected only once every one or two weeks.

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

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for APF530 in March 2010. We met with the FDA in February and March 2011 to clarify the work needed to resubmit the NDA. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. The FDA set a Prescription Drug User Fee Act (PDUFA) action date of March 27, 2013.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. We are seeking corporate partners to commercialize APF530 in markets outside of the U.S.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period. The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date, but it does not include all of the information and notes required by U.S. GAAP. These unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on March 26, 2012 (2011 10-K).

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $175.9 million as of September 30, 2012. During 2011, we entered into two financing agreements, which provided us capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing, which served as a bridge loan to fund the Company’s operations until additional financing was secured (see Note 9). The initial cash received from the bridge loan financing was approximately $1.3 million, net of issuance costs. In June 2011, we entered into definitive agreements for a private placement of units, which comprised of common stock and warrants (see Note 10). The unit financing, which closed in July 2011, provided the Company with approximately $22.8 million of proceeds, net of issuance costs. In May 2012, we received $3.0 million of cash through the issuance of additional convertible notes as a result of the purchasers who participated in the April 2011 convertible note financing fully

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

exercising their rights to purchase additional convertible notes. In July 2012, the Company closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs (see Note 10). As of September 30, 2012, we had cash and cash equivalents of $60.0 million. The Company believes that its current capital is sufficient to fund its planned operations through the anticipated product launch of APF530 in 2013, assuming FDA approval.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K, that we believe are of significance, or potential significance, to us.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of September 30, 2012 and December 31, 2011 consisted of money market funds primarily containing U.S. government-backed securities, with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 9).

(3) FAIR VALUE MEASUREMENTS

The three-tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: Level 1) observable inputs such as quoted prices in active markets; Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure the fair value of our cash equivalents on our Condensed Balance Sheets as of September 30, 2012 and December 31, 2011. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less. Due to the high ratings and short-term nature of these funds, we consider the inputs used to value all cash equivalents as Level 1 inputs.

(4) NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the outstanding potentially dilutive options, warrants and convertible notes for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Options outstanding	67,940	49,774
Warrants outstanding	84,377	84,127
Common stock underlying convertible notes outstanding	116,790	38,750

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

(5) STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses:
Research and development	$397	$324	$1,061	$473
General and administrative	1,583	427	2,712	624

Total stock-based compensation expense	$1,980	$751	$3,773	$1,097

Impact on basic and diluted net loss per common share	$0.01	$—	$0.02	$0.01

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2012	50,106	$0.31	9.42
Granted	18,950	$0.58
Exercised	—
Expired and forfeited	(1,116)	$0.83

Outstanding at September 30, 2012	67,940	$0.37	8.02

Employee Stock Purchase Plan

We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. In June 2011, our stockholders authorized an increase in the number of shares reserved for issuance under the Purchase Plan by 500,000, for a total of 1,000,000 shares reserved at September 30, 2012. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan during the nine months ended September 30, 2012 and 2011 consisted of 58,571 and 49,486 shares at an average price of $0.21 and $0.20, respectively. Shares available for future purchase under the Purchase Plan were 472,605 at September 30, 2012.

(6) COMPREHENSIVE LOSS

Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the three and nine months ended September 30, 2012 was $6.1 million and $15.6 million, respectively. The comprehensive loss for the three and nine months ended September 30, 2011 was $4.2 million and $7.6 million, respectively. There were no other changes in equity that were excluded from our net loss for all periods.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

(7) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Dermatologics (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). In July 2011, Valeant Pharmaceuticals announced that it was acquiring both Ortho and Dermik. The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of: (i) July 1, 2010; or (ii) the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equaled or exceeded the guaranteed gross profit (Two Period Test). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the Two Period Test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol, in order to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extends the Gross Profit Guaranty period an additional three years to July 1, 2013, unless it is terminated earlier with the Two Period Test. Amcol has indicated that its costs to produce the products differ from those it historically charged to the RP Scherer successor company. We have requested documentation from Amcol to substantiate actual costs. Until we receive confirmation of these amounts, we have accrued the full amount Amcol represents it is currently owed. As there is no minimum amount of Gross Profit Guaranty due, no accrual for the guaranty is estimable for future years. A liability of $1.1 million related to the current amount due under the Gross Profit Guaranty is recorded as accrued disposition costs on our Condensed Balance Sheet as of September 30, 2012. To date, we have not paid this amount, due to our inability to substantiate the amounts claimed by Amcol. As of the date of filing of this report, our dispute with Amcol over the Gross Profit Guaranty has been submitted to an independent accountant for resolution.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in our accompanying Condensed Statements of Operations.

Income (loss) from discontinued operations primarily represents the income (loss) attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$128	$(51)	$(6)	$(283)

There was no material basic and diluted income (loss) per common share resulting from discontinued operations for the three and nine months ended September 30, 2012 and 2011.

(8) SIGNIFICANT AGREEMENTS

Merial Limited

In September 2009, we entered into a world-wide license and development agreement with Merial Limited (Merial), a leading animal health company, for a long-acting pain management product for cats and dogs. Under the terms of the agreement, we received a nonrefundable upfront license fee and performed reimbursable development services. In May 2011, we received notice of termination from Merial due to their concerns about the commercial potential of the product under development in the animal health market. We recognized no revenue related to development services provided to Merial in both the three months ended September 30, 2012 and 2011, and $0.0 and $0.5 million of revenue for the nine months ended September 30, 2012 and 2011, respectively. The remaining balance of deferred revenue related to the upfront license fee of $0.1 million was recognized as revenue in the quarter ended June 30, 2011, upon termination of the licensing agreement by Merial.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

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

The cash received from the initial closing of the Note financing, which resulted in the issuance of $1.5 million aggregate principal amount of Notes, was approximately $1.3 million, net of issuance costs. In May 2012, the Purchasers exercised their Purchase Option in full, and we received $3.0 million of cash through the issuance of the remaining $3.0 million aggregate principal amount of Notes. As a result of the exercise of the Purchase Option, the Purchasers have purchased the full amount of Notes that the Company was obligated to sell under the Purchase Agreement. If the $4.5 million principal amount of Notes is converted, the Company would issue 112.5 million shares of its common stock.

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

As of September 30, 2012, the Company was in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-1 registering for resale 69.6 million shares underlying the Notes. The registration statement was declared effective on July 29, 2011. The Purchasers have agreed to waive their right to require the Company to register the additional shares underlying the Notes until they provide notice otherwise.

Concurrent with the approval of the offer and sale of the Notes, our board of directors approved the termination of the Company’s Preferred Shares Rights Agreement (Rights Agreement), effective immediately prior to the Purchase Agreement’s initial closing date.

The Notes contain an embedded conversion feature that was in-the-money on both issuance dates. Based on an effective fixed conversion rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates, and the Company began amortizing the resultant debt discount over the respective 10-year or remaining term of the Notes. During the three and nine months ended September 30, 2012, accrued interest of approximately $51,000 and $98,000 was paid-in-kind and rolled into the principal balance of the Notes, which resulted in an additional full debt discount for the respective periods. For the three and nine months ended September 30, 2012, interest expense relating to the stated rate of the Notes was approximately $70,000 and $145,000, respectively. Interest expense relating to the amortization of debt discount for the three and nine months ended September 30, 2012 was approximately $125,000 and $262,000, respectively.

As of September 30, 2012, the carrying value of the Notes was approximately $365,000, which is comprised of the $4,672,000 principal amount of the Notes outstanding, less debt discount of $4,307,000. Accrued interest on the principal balance was $70,000 at September 30, 2012.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

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

Stock Plans

At our annual meeting of stockholders in June 2011, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 90,000,000 shares of common stock, resulting in an aggregate of 95,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. The stockholders also approved an amendment to our 1997 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 500,000, for a total of 1,000,000 shares reserved as of September 30, 2012.

2011 Private Placement

In June 2011, the Company entered into a securities purchase agreement with certain purchasers (2011 Securities Purchase Agreement), pursuant to which the Company agreed to sell for an aggregate price of $24.0 million, 160,000,006 shares of its common stock (2011 Shares) and warrants to purchase 80,000,005 shares of its common stock (Warrants) at an exercise price of $0.18 per share (2011 Private Placement). The 2011 Private Placement closed on July 1, 2011. For each share purchased, the investors received one Warrant to purchase 0.5 shares of common stock (together with a share, a Unit), at a purchase price of $0.15 per Unit. The Warrants were immediately exercisable and expire on the fifth anniversary of the closing date of July 1, 2011. The Warrants may be exercised for cash only or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the Warrants, by surrender of such Warrant, or a portion of such Warrant, by way of cashless exercise. There is no right to exercise the Warrants to the extent that after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock (or such other limit as may be designated by any particular purchaser). Each holder of the Warrants can amend or waive the foregoing limitation by written notice to the Company, with such waiver taking effect only upon the expiration of a 61-day notice period.

Under the terms of the 2011 Securities Purchase Agreement, on July 29, 2011, the Company filed a registration statement with the SEC to register for resale the 2011 Shares and the shares of common stock issuable upon the exercise of the Warrants (collectively, the Registrable Securities). The registration statement was declared effective on August 4, 2011. If the Company fails to keep the registration statement continuously effective for a designated time (with limited exceptions), the Company may be obligated to pay to the holders of the Registrable Securities liquidated damages in an amount equal to 1.0% per month of such holder’s pro rata interest in the total purchase price of the Private Placement, capped at a total penalty of 6.0%.

The Company received advance proceeds of approximately $20.3 million as of June 30, 2011. The remaining $3.7 million was received in July 2011 when the 2011 Private Placement closed. Total proceeds were recorded net of issuance costs of approximately $1.2 million. The 2011 Shares and Warrants were recorded as equity at their fair values on the issuance date.

2012 Private Placement

In July 2012, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell 102,000,000 shares of its common stock (2012 Shares) for an aggregate price of approximately $53.6 million, at a purchase price of $0.525 per share of common stock (2012 Private Placement). The 2012 Private Placement closed on July 30, 2012. The proceeds to the Company from the offering, net of issuance costs, were approximately $50.5 million.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

In connection with entering into the securities purchase agreement, the Company also entered into a registration rights agreement. On August 24, 2012, the Company filed a registration statement with the SEC to register the 2012 Shares for resale. The registration statement was declared effective on September 6, 2012. If the Company fails to keep the registration statement continuously effective for a designated time (with limited exceptions), the Company may be obligated to pay to each holder of the 2012 Shares an amount equal to 1.5% per month of the aggregate purchase price of the unregistered 2012 Shares held by such holder, capped at a total penalty of 9.0%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including uncertainties associated with: the FDA’s response to our resubmitted NDA; the progress of our research, development and clinical programs; the timing of regulatory approval and commercial introduction of APF530 and future product candidates; our ability to market, commercialize and achieve market acceptance for APF530 or other future product candidates; our ability to establish collaborations for our technology, APF530 and other future product candidates; our estimates for future performance; our estimates regarding our capital requirements and our needs for additional financing; our ability to protect or enforce our intellectual property rights; volatility in the trading price of our common stock; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

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

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for APF530 in March 2010. We met with the FDA in February and March 2011 to clarify the work needed to resubmit the NDA. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. The FDA set a Prescription Drug User Fee Act (PDUFA) action date of March 27, 2013.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. We are seeking corporate partners to commercialize APF530 in markets outside of the U.S.

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 10-K), Part II, Item 7 — “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K, that we believe are of significance, or potential significance, to us.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Contract revenue, which is derived from work performed under collaborative research and development arrangements, was $0.0 million for both the three and nine months ended September 30, 2012, and $0.0 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. All of our contract revenue for the nine months ended September 30, 2011 was derived from an agreement with Merial Limited (Merial) that we entered into in September 2009 for a long-acting pain management product for companion animals. In May 2011, we received notice of termination from Merial, as they did not see the commercial potential of the product under development in the animal health market.

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

Research and development expense for the three months ended September 30, 2012 increased by $0.7 million to $3.6 million, from $2.9 million for the three months ended September 30, 2011. Research and development expense for the nine months ended September 30, 2012 increased by $4.6 million to $10.0 million, from $5.4 million for the nine months ended September 30, 2011. Compared to the prior year periods, headcount-related costs, including stock compensation expense, and project spending for APF530 were higher in the current year periods, as we worked to address the issues raised by the FDA in the Complete Response Letter. Research and development expense for the year 2012 is expected to be higher as compared to 2011 due to project-related expenses and additional resources required for the NDA resubmission.

Our general and administrative costs consist of salaries and related expenses, professional fees, directors’ fees, investor relations costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended September 30, 2012 increased by $1.2 million to $2.4 million, from $1.2 million for the three months ended September 30, 2011. General and administrative expense for the nine months ended September 30, 2012 increased by $3.0 million to $5.2 million, from $2.2 million for the nine months ended September 30, 2011. The increase in the current fiscal periods was primarily due to higher stock compensation expense, consulting costs and professional fees. General and administrative expense for the year 2012 is expected to be higher as compared to 2011 due to increased support costs related to the NDA resubmission and pre-commercialization activities.

Interest expense, net was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. Interest expense, net was $0.4 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense, net consists primarily of interest expense and amortization of debt discount related to the convertible note financing. In the prior fiscal period, interest expense also included debt issuance costs related to the convertible note financing.

Income (loss) from discontinued operations represents the income (loss) attributable to the gross profit guaranty associated with the sale of our cosmeceutical and toiletry business. The income (loss) from discontinued operations was $0.1 million and ($0.1) million for the three months ended September 30, 2012 and 2011, respectively. The income (loss) from discontinued operations was $0.0 million and ($0.3) million for the nine months ended September 30, 2012 and 2011, respectively. See Note 7 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Capital Resources and Liquidity

We had cash and cash equivalents of $60.0 million at September 30, 2012. Cash and cash equivalents increased by $42.1 million from December 31, 2011 to September 30, 2012, primarily due to net cash proceeds received from the July 2012 private placement financing and the issuance of additional convertible notes in May 2012 resulting from the exercise of purchase rights by note holders, which were partially offset by cash used in operations and equipment purchases.

Net cash used in operating activities for the nine months ended September 30, 2012 was $10.9 million, compared to net cash used in operating activities of $5.2 million for the nine months ended September 30, 2011. The $5.7 million increase in net cash used was primarily due to the increase in operating loss.

Net cash used in investing activities for the nine months ended September 30, 2012 was $0.5 million, compared to net cash used in investing activities of $0.1 million for the nine months ended September 30, 2011. The $0.4 million increase in net cash used was for purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $53.5 million, compared to $24.3 million in the nine months ended September 30, 2011. The increase of $29.2 million was primarily due to proceeds received from the July 2012 private placement and additional proceeds received from the issuance of convertible notes in the current fiscal year, which were partially offset by the April 2011 convertible note financing and the June 2011 private placement.

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

In July 2012, we closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs.

We believe that our current cash resources are sufficient to fund planned operations through the anticipated product launch of APF530 in 2013, assuming approval by the FDA.

Our capital requirements going forward will depend on numerous factors including: an approval decision by the FDA with respect to APF530; the timing of and cost that will be required to launch APF530, if approved; the commercial success of APF530; the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize any products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in millions), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2012.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases	$3.1	$0.7	$1.5	$0.9	$—

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

As of September 30, 2012 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including John B. Whelan, who serves as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls: During the three months ended September 30, 2012, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Please see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The risk factors set forth in the Annual Report, along with those risks described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein should be reviewed carefully, in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See the discussion of forward-looking statements in Part I, Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has previously disclosed this information on Current Report on Form 8-K filed by the Company on July 25, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

A.P. PHARMA, INC.

/S/ JOHN B. WHELAN
Date: November 5, 2012	John B. Whelan
President, Chief Executive Officer and Chief Financial Officer