Form 10-K
period 2012-12-31
AP PHARMA INC /DE/
filed 2013-03-01
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL & TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [     ] No [   x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  x ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ x ] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [    ]             Accelerated filer [  x ]            Non-accelerated filer [    ]            Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [  x ]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of June 30, 2012 was $76,584,169(1) based upon the closing sale price on OTCQB reported for such date.

As of February 27, 2013, 305,628,293 shares of registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

(1)

Excludes 88,403,848 shares held by directors, officers and stockholders whose ownership exceeds 10% of the outstanding shares at June 30, 2012. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

•  uncertainties associated with the FDA’s response to our resubmitted New Drug Application;

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact our actual results, see the “Risk Factors” section of this Form 10-K and the other risks and uncertainties described below under the headings: “Our Lead Product Candidate APF530,” “Development Pipeline,” “Our Technology Platform,” “Our Strategy,” “Patents and Trade Secrets,” “Competition,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Company Overview

A.P. Pharma is a specialty pharmaceutical company developing products using its proprietary Biochronomer™ polymer-based drug delivery platform. This drug delivery platform is designed to improve the therapeutic profile of injectable pharmaceuticals by converting them from products that must be injected once or twice per day to products that need to be injected only once every one or two weeks.

Our lead product candidate, APF530, is being developed for the prevention of acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuations of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. APF530 contains the 5-HT3 antagonist granisetron formulated in the Company’s proprietary Biochonomer™ drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. The currently available intravenous and oral formulations of granisetron are approved only for the prevention of acute-onset CINV. Granisetron was selected for APF530 because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA) under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA). We are seeking regulatory approval of APF530 for the prevention of acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. The FDA issued a Complete Response Letter for APF530 in March 2010. We met with the FDA in February and March 2011 to clarify the work needed to address the issues identified in the letter. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. Based on this submission, the FDA set a Prescription Drug User Fee Act (PDUFA) action date of March 27, 2013.

We own the worldwide rights to APF530 and are in the early stage of building commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. We are seeking corporate partners to commercialize APF530 in markets outside of the U.S.

Our core Biochronomer technology, on which APF530 and our other product candidates are based, consists of bioerodible polymers designed to release drugs over a defined period of time. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including prevention of CINV, pain management, control of inflammation and treatment of ophthalmic diseases. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to several months.

In addition to our lead drug candidate, we are evaluating applications of our Biochronomer delivery technology to determine potential pipeline candidates that we may develop following the possible approval of APF530.

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

Our Lead Product Candidate—APF530

CINV Background

Prevention and control of nausea and vomiting, or emesis, are paramount in the treatment of cancer patients. The majority of patients receiving chemotherapy will experience some degree of emesis if not prevented with an antiemetic. Chemotherapy treatments can be classified as moderately emetogenic, meaning that 30–90% of patients would experience CINV, or highly emetogenic, meaning that over 90% of patients would experience CINV, if they were not treated with an antiemetic prior to chemotherapy. Onset of CINV within the first 24 hours is described as “acute,” and CINV that occurs more than 24 hours after treatment is described as “delayed.” Delayed CINV may persist for several days from the time of onset. Prevention of CINV is important because the distress caused by CINV can severely disrupt patient quality of life and can lead some patients to delay or discontinue chemotherapy.

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

Current treatment options for preventing CINV include injectable 5-HT3 antagonists such as palonosetron (Aloxi®), ondansetron (formerly marketed by GlaxoSmithKline as Zofran®) and granisetron (formerly marketed by Roche as Kytril ®). Aprepitant (Emend ®), an NK1 antagonist, is also used to prevent CINV and is typically used in combination with an injectable 5-HT3 antagonist. As shown in the table below, several injectable 5-HT3 antagonists are approved for the prevention of acute CINV in patients receiving either moderately or highly emetogenic chemotherapy. Within the last several years, generic versions of granisetron and ondansetron have become available. Aloxi is the only injectable 5-HT3 antagonist approved for the prevention of delayed CINV in patients receiving moderately emetogenic chemotherapy. No injectable 5-HT3 antagonist is approved for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy.

Approved Injectable 5-HT3 Antagonists

Chemotherapy Regimen	Acute CINV	Delayed CINV
Moderately Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Palonosetron (Aloxi)	Palonosetron (Aloxi)
Highly Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Palonosetron (Aloxi)	None

Despite evidence that delayed CINV affects as many as 50–70% of patients and that more patients experience delayed CINV than acute CINV, oncology nurses and physicians are likely to underestimate the magnitude of these problems in the patients for whom they care. This may occur in part since patients often do not report side effects they experience at home following chemotherapy treatments. Even though high percentages of chemotherapy patients experience such delayed nausea and emesis, presently Aloxi is the only injectable 5-HT3 antagonist approved for the prevention of delayed CINV. We believe that APF530, if approved, could become the second long-acting product given in a single injection that is capable of addressing this important medical need. Eisai Company, which markets Aloxi in the U.S., reported U.S. Aloxi sales of $448 million in calendar-year 2012. Based on our market research, we believe that the total U.S. market for injectable 5-HT3 antagonists for the prevention of CINV is approximately $900 million (branded market estimate using 2011 units based on data from Wolters Kluwer and the Aloxi average selling price).

Our Solution—APF530

Our lead product candidate, APF530, is being developed for the prevention of acute CINV in patients receiving moderately or highly emetogenic chemotherapy and for the prevention of delayed CINV in patients receiving moderately emetogenic chemotherapy. APF530 is delivered by a single subcutaneous injection and contains the 5-HT3 antagonist granisetron. Granisetron, for infusion and oral tablets, is approved for the prevention of acute CINV, but not delayed CINV. We selected granisetron for APF530 because it is widely prescribed by physicians based on a well-established record of safety and efficacy and because it became generically available in 2007.

In our pivotal Phase 3 clinical trial of APF530, in which we enrolled more than 1,300 patients, we successfully demonstrated that APF530’s efficacy in preventing CINV was statistically non-inferior to that of Aloxi. If we obtain regulatory approval for APF530, we believe that APF530 will represent an attractive treatment for the many cancer patients that suffer from CINV.

Phase 2 Clinical Trial

In September 2005, we completed an open-label Phase 2 clinical trial of APF530. We evaluated the safety, tolerability and pharmacokinetics of APF530 in 45 cancer patients undergoing either moderately or highly emetogenic chemotherapy. In addition, efficacy endpoints were evaluated relating to emetic events and the use of additional medication for treating CINV. APF530 was well tolerated in this study; there were no serious adverse events attributed to APF530, and fewer than 10% of participating patients had injection site reactions, all of which were mild.

A substantial proportion of the patients in our Phase 2 clinical trial were complete responders, meaning they experienced no vomiting and received no additional medication for CINV during the observation period. These efficacy results compared favorably to similar data for Aloxi, as reported from its Phase 3 clinical trials. Based on these results, we designed our Phase 3 clinical program to directly compare APF530 to Aloxi in a prospective randomized trial design.

Pivotal Phase 3 Clinical Trial

In December 2005, we held our end-of-Phase 2 meeting with the FDA, at which we discussed our registration strategy and our proposed design for the pivotal Phase 3 clinical trial. Following this meeting, we finalized plans for our pivotal Phase 3 clinical trial in accordance with FDA input. The goals of the trial were to demonstrate the safety and efficacy of APF530 in the treatment of CINV following the administration of highly or moderately emetogenic chemotherapy and to establish an effective dose for APF530. The trial was structured to compare the two APF530 doses (containing 5 mg and 10 mg of granisetron) with the FDA-approved dose of Aloxi across four different primary efficacy endpoints:

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

Our pivotal Phase 3 clinical trial was initiated in May 2006 as a multicenter, randomized, observer-blind, actively-controlled, double-dummy, parallel group study that compared the efficacy of APF530 to Aloxi. The trial stratified patients into two groups, one receiving moderately and the other receiving highly emetogenic chemotherapeutic agents in accordance with the Hesketh algorithm, which assigns emetogenic levels based on the chemotherapy agent, drug dosage and combinations employed. In each emetogenic group, patients were randomized during Cycle 1 to receive APF530 high dose (10 mg granisetron), APF530 low dose (5 mg granisetron) or the currently approved dose of Aloxi. For up to three subsequent treatment cycles (Cycles 2–4), the patients were re-randomized to receive either of the two APF530 doses. The diagram below provides further graphical representation of the patient stratification design and target enrollment for patient randomization in our clinical trial. The study completed patient enrollment of 1,395 patients in June 2008, and we announced top-line results on September 30, 2008.

The 10 mg dose of APF530 achieved complete response (CR) rates that were numerically higher than, and statistically non-inferior to, Aloxi across all four assessments. The 5 mg dose of APF530 did not demonstrate non-inferiority to Aloxi for all endpoints. APF530 did not achieve the superiority endpoint for the delayed CINV assessment for highly emetogenic chemotherapies. Aloxi is not FDA approved for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapies; therefore, APF530 needed to be statistically superior to Aloxi for this endpoint to receive FDA approval for this use. CR was defined as the absence of emetic episodes or use of anti-emetic rescue medications during a specified period of time. The time periods studied for CINV onset were 0 to 24 hours after chemotherapy, which is known as acute CINV, and 24 to 120 hours after chemotherapy, which is known as delayed CINV.

The results summarized below are the primary endpoints from the study, with such data being drawn from the first cycle of treatment:

Complete Response by Treatment–Cycle 1

Emetogenicity Level	Treatment Group			Statistics vs. Aloxi (Confidence Interval)
	APF530 (5 mg)	APF530 (10 mg)	Aloxi	5 mg	10 mg
Moderately emetogenic	(n=214)	(n=212)	(n=208)
• Acute CINV	74.8%	76.9%	75.0%	NI (-9.8, 9.3)	NI (-7.5, 11.4)
• Delayed CINV	51.4%	58.5%	57.2%	I (-16.7, 5.1)	NI (-9.5, 12.1)
Highly emetogenic	(n=229)	(n=240)	(n=238)
• Acute CINV	77.7%	81.3%	80.7%	NI (-12.1, 6.1)	NI (-8.2, 9.3)
• Delayed CINV	62.4%	67.1%	64.3%	NS (-12.6, 8.8)	NS (-7.7, 13.2)

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

Additional data from the pivotal Phase 3 clinical trial comparing APF530 to Aloxi were released on November 5, 2008 and are reported below. These additional data included predetermined secondary efficacy endpoints and safety data that were not available at the time the top-line data were released. We believe that the overall clinical data package demonstrates the robustness of the APF530 clinical response within and across chemotherapy cycles. Some of the additional key findings follow:

•  Collectively, the Phase 3 efficacy and safety data support the conclusion that 10 mg is the most effective dose of APF530 and, therefore, was the selected dose for the NDA.

•  In patients receiving multiple cycles of APF530, CR rates were observed to generally increase over four cycles of chemotherapy, as shown in the following table:

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

•  The Phase 3 clinical trial protocol predefined multiple primary and secondary endpoints, including complete response, complete control (no emesis, no rescue therapy and no greater-than-mild nausea) and total response (no emesis, no rescue therapy and no nausea) measured over defined time intervals (acute, delayed and overall). Although there were no significant differences between the APF530 10 mg dose and Aloxi, the response rates for the APF530 10 mg dose were numerically higher than Aloxi in all nine analyses for moderately emetogenic chemotherapy and in five of nine analyses for highly emetogenic chemotherapy. As noted above, however, APF530 did not achieve the primary endpoint of significant superiority to Aloxi in the highly emetogenic group at any dose.

•  The safety profile for APF530 was similar to that for Aloxi; the most notable adverse event was constipation, observed in 15.4% and 13.4% of patients receiving APF530 10 mg and Aloxi, respectively. Headache was observed in 10.0% and 9.7% of patients receiving the APF530 10 mg dose and Aloxi, respectively.

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

•  During the trial, patients received more than 1,600 separate injections of the APF530 10 mg dose. Assessment of any injection-site pain was made on days one and five of treatment: on day one, less than 0.1% of injections resulted in any reports of pain; on day five, approximately 4% of injections resulted in a report of pain. All but four of these reports of pain were recorded as mild, with the four recorded as moderate. Additional data from the pivotal Phase 3 clinical trial were presented at the annual meeting of the American Society of Clinical Oncology on June 1, 2009, and are reported below.

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

•  Of the highly emetogenic chemotherapy regimens, those containing cisplatin are considered to be the most troublesome due to their ability to cause significant delayed CINV. The CR rates for patients receiving cisplatin- based regimens were numerically higher for the APF530 10 mg dose when compared to Aloxi in both acute and delayed CINV. Specifically, in acute CINV, APF530 had an 81.1% CR rate versus 75.5% for Aloxi, and, in delayed CINV, APF530 had a 66.0% CR rate versus 60.4% for Aloxi. These differences were not statistically significant.

•  A pharmacokinetic analysis, conducted in a sub-group of patients, showed that a single APF530 10 mg dose maintained blood levels of granisetron for the entire five-day period.

Additional Clinical Studies

In the first quarter of 2012, at the request of the FDA, the Company completed a thorough QT study of APF530. The study was conducted to assess the potential for granisetron, the active drug in APF530, to prolong the QT interval across a wide range of plasma drug concentrations (the QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle, and, in general, the QT interval represents electrical depolarization and repolarization of the left and right ventricles). Prolongation of the QT interval may increase the risk of fatal cardiac tachyarrhythmias. As such, the FDA requires a thorough QT study, which examines a drug’s potential to prolong the QT interval, for many drugs in development. Moxifloxacin, a drug known to prolong the QT interval, is a standard positive control used in thorough QT studies. The study met its protocol-specified primary end point and demonstrated that granisetron did not have an effect on cardiac repolarization as measured by prolongation of the QT interval. A pharmacokinetic/pharmacodynamic (PK/PD) analysis demonstrated that there was no relationship between plasma granisetron concentrations and the heart-rate-corrected QT interval (QTc) (slope of zero).

This study was a randomized, double-blind, placebo-controlled, four-way, crossover trial in 56 healthy adults that compared the effects of: (1) APF530 at twice its proposed therapeutic dose; (2) intravenous granisetron at five times its therapeutic dose; (3) oral moxifloxacin (400 mg), a known pro-arrhythmic; and (4) placebo, on the surface electrocardiogram with primary focus on the QT interval. The primary end point was to determine that granisetron had no clinically meaningful effect on QTc, defined as the upper bound of the one-sided 95% confidence interval for placebo-adjusted, baseline-subtracted QTc being less than 10 milliseconds at all time points. The primary end point was met irrespective of heart-rate correction methodology (QTcF, QTcl, QTcB). Moxifloxacin, the study’s positive control, demonstrated QTc prolongation consistent with previous clinical experience.

Also in the first quarter of 2012, the Company completed a study of the metabolism of APF530 in healthy volunteers. This study was requested by the FDA to corroborate pre-clinical animal metabolism data for the polymer used in APF530 with metabolism data in humans. The study provided quantitative results confirming how the polymer is metabolized by the human body. The results of the study were consistent with preclinical studies, and these results were included in the resubmission of the NDA.

New Drug Application

In May 2009, we filed an NDA for APF530 with the FDA under Section 505(b)(2) of the FDCA. In March 2010, we received a Complete Response Letter from the FDA, which stated that the NDA we submitted in May 2009, requesting approval of APF530, could not be approved as it was initially submitted. The primary points raised in the FDA Complete Response Letter were as follows:

Dosing System

•  The FDA expressed concerns relating to our former two-syringe administration system, including potential issues with the transfer of material from one syringe to the other syringe prior to patient administration, certain components used in the dosing system and the potential risk of improper administration of the drug product.

Chemistry, Manufacturing and Control

•  The FDA conducted inspections of our facility and several of our contract manufacturing facilities. The FDA identified certain deficiencies during these inspections, and stated that satisfactory resolution of these deficiencies would be required for approval.

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

We met with the FDA in February and March 2011 to clarify the work needed to address the issues identified in the letter and resubmit the NDA. At the February 2011 meeting, we presented information concerning the clinical pharmacology of APF530 and a revised presentation format for certain clinical data from the Company’s Phase 3 clinical study. The FDA indicated that the Company would need to complete a thorough QT study prior to resubmitting its NDA and clarified the requirements for a previously requested metabolism study. The FDA also indicated that the revised presentation format for the clinical data was acceptable for resubmission. The FDA did not request that the Company conduct any additional efficacy studies. At the March 2011 meeting, the dosing system and the characterization and manufacturing of APF530 were discussed. The Company also presented the results of the additional analytical work it had completed since receipt of the Complete Response Letter.

Following these meetings, we performed a number of activities in order to address the items requested by the FDA, including the following:

•  We changed our dosing system from the former two-syringe administration system employing a 1-inch needle to a single-syringe system employing a 5/8-inch needle.

•  We conducted Human Factors studies to demonstrate that APF530 could be administered safely to patients.

•  We modified our proposed Package Insert, product packaging and Instructions for Use to further ensure proper administration of the product.

•  We demonstrated that terminal sterilization is feasible and changed our manufacturing process to incorporate terminal sterilization.

•  We made other changes to our manufacturing and quality control/quality assurance processes to address concerns raised by the FDA.

•  We conducted and completed thorough QT and metabolism studies based on protocols agreed upon with the FDA (see Additional Clinical Studies).

In September 2012, we resubmitted the NDA seeking approval for APF530. The FDA set a PDUFA action date of March 27, 2013.

Section 505(b)(2) of the FDCA permits the FDA, in its review of an NDA, to rely on studies that were not conducted by or for the applicant and to which the applicant has not obtained a right of reference. Such studies can be provided by published literature, or FDA can rely on previous findings of safety and efficacy for a previously approved drug. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug. In such cases, the additional information in 505(b)(2) applications necessary to support the change from the previously approved drug is frequently provided by new studies submitted by the applicant. Our 505(b)(2) application relies on the FDA’s previous finding of safety and effectiveness for the active ingredient in APF530, granisetron, together with the additional clinical and nonclinical data that we submitted to demonstrate the safety and effectiveness of our formulation of the drug product for the indications for which we are seeking approval.

Development Pipeline

We have previously submitted Investigational New Drug (IND) applications to the FDA for two other product candidates, APF112 and APF580. APF112 utilizes our Biochronomer delivery technology to target post-surgical pain relief. This product is designed to provide up to 36 hours of localized pain relief by delivering mepivacaine directly to the surgical site. APF112 completed a Phase 2 clinical study in 2004, but failed to reach its primary endpoint. APF580 incorporates buprenorphine, an opiate, into our Biochronomer technology and is designed to provide analgesia lasting at least seven days following a single injection. An IND was filed in 2008, but no clinical studies have been conducted.

Since 2009, further development of these product candidates has been deferred in order to focus both managerial and financial resources on the development of APF530. We are currently evaluating potential applications of our Biochronomer delivery technology to determine potential pipeline candidates following the possible approval of APF530.

Research and Development

As of December 31, 2012, we had 23 employees engaged in research and development and quality control. Research and development expenses for 2012, 2011 and 2010 were $15.0 million, $8.2 million and $7.3 million, respectively.

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

Due to the inherent versatility of our Biochronomer technology, products can be designed to deliver drugs at a variety of implantation sites including: under the skin, at the site of a surgical procedure, in joints, in the eye or in muscle tissue. Our Biochronomers can be prepared in a variety of physical forms, ranging from hard, glassy materials to fluids of varying viscosity that are injectable at room temperature, by proper selection of monomers. A significant advantage of our Biochronomer technology is that drugs can be incorporated by simple mixing procedures, allowing the production of formulations in the form of injectable gels, microspheres, coatings and strands.

Our Strategy

Our primary near-term objective is to obtain FDA approval of the NDA for APF530. We believe that there is significant market potential for APF530 for the prevention of acute CINV for both moderately and highly emetogenic chemotherapy, and for the prevention of delayed CINV in moderately emetogenic chemotherapy. We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. We are seeking corporate partners to commercialize APF530 in markets outside of the U.S. Longer term, we intend to become a leading specialty pharmaceutical company focused on improving the effectiveness of existing pharmaceuticals using our proprietary drug delivery technologies.

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

With regard to our lead product candidate, APF530, we source the API, granisetron, from two suppliers. We use one supplier to source raw materials and prepare our proprietary polymer, and another supplier to formulate the bulk drug product. We ship the bulk APF530 to a contract manufacturer for filling into syringes. To date, APF530 has been manufactured in small quantities for preclinical studies and clinical trials. If APF530 is approved for commercial sale, we will need to manufacture the product in larger quantities. Significant scale-up of manufacturing will require additional process development and validation studies, which the FDA must review and approve. If approved, the commercial success of APF530, in the near-term, will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture. If APF530 receives regulatory approval, we plan to scale-up manufacturing through our third-party manufacturers for APF530 with the objective of realizing important economies of scale. These scale-up activities will take time to implement, require additional capital investment, process development and validation studies, and FDA approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

Sales and Marketing

We own all worldwide rights to APF530 and are in the early stages of building commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. In the fourth quarter of 2012 and first quarter of 2013, we made several key commercial operations executive appointments. We intend to establish a direct sales force if APF530 is approved. For markets outside of the U.S., we are seeking corporate partners to commercialize APF530.

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

As part of our strategy to protect our current product candidates and to provide a foundation for future products, we have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2012, we had a total of 22 issued U.S. patents and an additional 54 issued (or registered) foreign patents. The patents on our bioerodible technologies expire between January 2016 and November 2026. APF530 is covered by multiple patents that have claims extending into 2024. Our policy is to actively seek in the United States and selected foreign countries patent protection for novel technologies and compositions of matter that are commercially important to the development of our business.

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

APF530 is expected to face significant competition for the prevention of delayed CINV, principally from Eisai’s Aloxi (palonosetron). In addition to Aloxi, APF530 will compete with entrenched generic forms of granisetron (formerly marketed by Roche as Kytril) and ondansetron (formerly marketed by GlaxoSmithKline as Zofran). Generic versions of Aloxi may become available after its scheduled patent expiration date, which was recently extended to 2024. We are also aware of several companies that have developed, or are developing, both generic and new formulations of granisetron, including transdermal formulations such as ProStrakan’s Sancuso® (granisetron transdermal patch).

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

The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, in many cases, the outcome of the review, even if generally favorable, is not an actual approval, but a “complete response” that describes additional work that must be done before the NDA can be approved. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA, or NDA supplement, if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

Data Review and Approval

Satisfaction of FDA requirements or similar requirements of state, local, and foreign regulatory agencies typically takes several years and requires the expenditure of substantial financial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on it that restrict the commercial applications, advertising, promotion or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the safety or effectiveness of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request or require additional clinical trials after a product is approved, which are referred to as Phase 4 clinical studies. The results of Phase 4 clinical studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we, or our present or future suppliers, will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

The FDA closely regulates the marketing and promotion of drugs. Approval may be subject to post-marketing surveillance and other record-keeping and reporting obligations, and involve ongoing requirements. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on off-label uses of approved drugs.

Section 505(b)(2) Applications

Some of our product candidates may be eligible for submission of applications for approval under the FDA’s Section 505(b)(2) approval process, which generally requires less information than the NDAs described above. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and allows approval of NDAs that rely, at least in part, on studies that were not conducted by or for the applicant and to which the applicant has not obtained a right of reference. Such studies can be provided by published literature, or FDA can rely on previous findings of safety and efficacy for a previously approved drug. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug. In such cases, the additional information in 505(b)(2) applications necessary to support the change from the previously approved drug is frequently provided by new studies submitted by the applicant. Because a Section 505(b)(2) application relies in part on previous studies or previous FDA findings or safety and effectiveness, preparing 505(b)(2) applications is generally less costly and time-consuming than preparing an NDA based entirely on new data and information from a full set of clinical trials. The law governing Section 505(b)(2) or FDA’s current policies may change in such a way as to adversely affect our applications for approval that seek to utilize the Section 505(b)(2) approach. Such changes could result in additional costs associated with additional studies or clinical trials and delays.

The FDA provides that reviews and/or approvals of applications submitted under Section 505(b)(2) will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity during which the FDA will not approve, and may not even review, a Section 505(b)(2) application from other sponsors. If the listed drug is claimed by one or more patents that the NDA holder has listed with the FDA, the Section 505(b)(2) applicant must submit a certification with respect to each such patent. If the 505(b)(2) applicant certifies that a listed patent is invalid, unenforceable or not infringed by the product that is the subject of the Section 505(b)(2) application, it must notify the patent holder and the NDA holder. If, within 45 days of providing this notice, the NDA holder sues the 505(b)(2) applicant for patent infringement, the FDA will not approve the Section 505(b)(2) application until the earlier of a court decision favorable to the Section 505(b)(2) applicant or the expiration of 30 months. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

In addition, both before and after approval is sought, we and our collaborators are required to comply with a number of FDA requirements. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain limitations and other requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with continuing cGMP. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

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

•  revising drug rebate calculations under the Medicaid program or requiring that new or additional rebates be provided to Medicare, Medicaid, other federal or state healthcare programs; and

•  reforming drug importation laws.

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

Employees

As of December 31, 2012, we had 32 full-time employees, 4 of whom hold Ph.D. degrees and 1 of whom is an M.D., and approximately 14 full-time equivalent contract workers. There were 23 employees engaged in research and development and quality control, and 9 individuals working in commercial operations, finance, information technology, human resources and administration.

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

Risks Related To Our Business

We are substantially dependent upon the success of our APF530 product candidate. Clinical trial results and the NDA resubmission for this product may not lead to regulatory approval.

We have invested a significant portion of our time and financial resources in the development of our most advanced product candidate, APF530, for which we are seeking U.S. Food and Drug Administration (FDA) approval for the prevention of acute chemotherapy-induced nausea and vomiting (CINV) associated with both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV associated with moderately emetogenic chemotherapy. Our near-term ability to generate revenues and our future success, in large part, depends on the approval and successful commercialization of APF530.

We will not be able to commercialize APF530 until we obtain regulatory approval in the United States or foreign countries. In order to satisfy FDA or foreign regulatory approval standards for the commercial sale of APF530, we must have demonstrated in adequate and controlled clinical trials that APF530 is safe and effective. APF530 is designed to provide at least five days prevention of CINV. In September 2012, we resubmitted the New Drug Application (NDA) seeking approval for APF530 with the FDA, and the FDA has set a Prescription Drug User Fee Act (PDUFA) action date of March 27, 2013. If the FDA does not approve our NDA or requests additional work or changes to the NDA, our continued ability to commercialize APF530 could be seriously impaired, and our business would be adversely impacted. Obtaining regulatory approval of APF530 for the prevention of acute CINV for both moderately and highly emetogenic chemotherapy, and for the prevention of delayed CINV in moderately emetogenic chemotherapy, is subject to many variables. The FDA has inspected our facilities and those of our suppliers and has issued certain findings relating to cGMP processes for the manufacturing of APF530. We and our suppliers have responded to these findings, but there can be no assurance that these responses were sufficient. Further, the FDA’s review may not produce positive decisions as to:

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

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market APF530 or any other product candidate. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA, and the FDA has set a PDUFA action date of March 27, 2013.

Our NDA resubmission for APF530 may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval prior to the FDA’s decision on our NDA. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug, and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the Agency may be required to change its interpretation, which could delay or prevent the approval of our NDA for APF530. The review of our resubmitted NDA may also be delayed due to the FDA’s internal resource constraints.

Additionally, data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. For example, the FDA may require additional clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process.

Delays in obtaining regulatory approval for APF530, or the issuance of a second Complete Response letter, would, among other consequences, delay the launch of APF530 and adversely affect our ability to generate revenue from sales of this product and adversely affect our ability to raise additional capital that would be necessary to sustain our operations. Given the additional delays that we would face prior to obtaining approval for APF530, if such approval is ever granted, we may need significant additional capital to fund our operations.

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

If APF530 is approved, but does not attain market acceptance by healthcare professionals and patients, our business prospects and results of operations will suffer.

Even if APF530 receives regulatory approval for commercial sale, the revenue that we may receive from the sale of APF530 may be less than expected and will depend on many factors that are outside of our control. Factors that may affect revenue from APF530, if approved, include;

•  perception of physicians and other members of the health care community of the safety and efficacy relative to that of competing products;

•  cost-effectiveness;

•  patient and physician satisfaction with the product;

•  ability to manufacture commercial product successfully and on a timely basis;

•  cost and availability of raw materials;

•  market size for the product;

•  reimbursement policies of government and third-party payors;

•  unfavorable publicity concerning the product or similar drugs;

•  the introduction, availability and acceptance of competing treatments, including those of our collaborators;

•  adverse event information relating to the product;

•  product liability litigation alleging injuries relating to the product;

•  product labeling or product insert language required by the FDA or regulatory authorities in other countries;

•  the regulatory developments related to the manufacture or continued use of the product;

•  extent and effectiveness of sales and marketing and distribution support for the product; and

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

We have incurred recurring losses and had an accumulated deficit of $183.6 million as of December 31, 2012. We expect to continue to generate substantial losses over at least the next several years as we:

•  expand drug product development and commercialization efforts;

•  conduct preclinical development and clinical trials; and

•  pursue additional applications for our existing delivery technologies.

To achieve and sustain profitability, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products. If APF530 is approved for commercialization, we must successfully launch and commercialize the product. If APF530 is not approved, we will likely experience significant delays before we begin to recognize meaningful levels of revenue, if ever. We will incur substantial expenses in our efforts to develop and commercialize products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs. Raising such capital may have to be accomplished on unfavorable terms, likely causing dilution to our existing stockholders.

At December 31, 2012, the Company had cash and cash equivalents in the amount of $53.5 million. We believe that our current working capital balance is sufficient to fund our operations into 2014.

We are pursuing commercialization of APF530 without a partner for the U.S. market, which will likely require us to obtain additional funding and resources to sustain our operations until we can achieve profitability. The need for and amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA resubmission, the time and costs related to manufacturing of APF530, if approved, and technological and market developments of drugs that may compete with APF530. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

We may not be able to raise sufficient additional capital when we need it on favorable or any terms. If we are unable to obtain adequate funds, we may be required to curtail significantly or cease operations.

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

•  the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and

•  general market conditions.

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which will have a material adverse effect on our business.

The general economic environment in which we operate is experiencing continued weakness and volatility.

Our ability to secure the additional capital that may be necessary for implementation of our longer-term business plans may be diminished due to the continuing volatile business conditions and financial markets. For example, the difficulty in obtaining additional capital necessary to develop our other product candidates has led us to temporarily suspend certain development programs in recent years. If the economic environment continues its weak recovery and financial markets continue to experience significant volatility, we may have increasing difficulty in raising additional capital when needed.

We may depend on collaborators as a source of capital and to help us complete the process of developing and testing our products.

Our strategy for the development, clinical testing and commercialization of our products may require entering into collaborations with corporate partners, licensors, licensees and others. These collaborations may be critical to funding our operations and our success in bringing our products and product candidates to the market and promoting such marketed products profitably. We could be dependent upon the subsequent success of these other parties in performing their respective responsibilities and the cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. We may prioritize other programs ahead of collaboration activities such that funding from these other parties could be reduced or deferred. Failure to make or maintain these arrangements, or a delay in a collaborative partner’s performance, or factors that may affect our partner’s sales may materially adversely affect our business, results of operations and financial condition.

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

Further development of our pipeline products has been temporarily deferred in order to focus managerial and financial resources on seeking approval of the APF530 NDA. This action has delayed the planned development of these other product candidates, reducing their potential commercial value.

Clinical trials are expensive and may not result in commercially viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we have incurred significant expenses in developing APF530 and, even if approved, it may not result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we, or our partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors impacting our ability to generate commercially viable products through the conduct of clinical trials include:

•  insufficient funds to conduct clinical trials;

•  inability to find partners;

•  failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•  failure by us or third-party investigators, contract research organizations, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•  failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•  delay in completion of clinical trials, resulting in increased costs; and

•  inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

There can be no assurance that if our clinical trials are successfully initiated and completed we will be able to obtain approval by the FDA in the United States or similar regulatory authorities elsewhere in the world in a timely manner, if at all. If we fail to successfully develop and commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

Delays in clinical testing could increase our costs and delay our ability to obtain regulatory approval and commercialize our product candidates.

Before we, or our collaborators, can receive regulatory approval for the commercial sale of our potential products, the FDA requires extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Significant delays in preclinical and clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. For example, enrollment in the Phase 3 clinical trial for APF530 was slower than we expected, resulting in delays in our development timeline and increased costs. Completing clinical trials in a timely manner depends on, among other factors:

•  obtaining regulatory approval to commence a trial;

•  obtaining clinical materials;

•  reaching agreement on acceptable clinical study terms with prospective sites and clinical research organizations;

•  obtaining institutional review board approval to conduct a study at a prospective site; and

•  recruiting patients to participate in a study.

Additionally, our current suspension of development work on our pipeline products will delay clinical testing of these products and their possible regulatory approvals, potentially reducing the remaining life of patents and the eventual competitiveness and commercial values of these candidates.

We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our product candidates.

We used clinical research organizations in the United States, Asia and Europe to oversee our clinical trials for APF530 and we expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services; however, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with the patient enrollments or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or problems with the quality of data derived from clinical trials, the prospects for approval would decrease.

We have yet to demonstrate the full commercial viability of our delivery technology, and we cannot be certain that attainment of such a goal can be accomplished.

Our bioerodible drug delivery technology is at an early stage of development. We may not be able to substantiate the capability of our drug delivery technology for a variety of reasons, including:

•  selection of inappropriate therapeutic compound for delivery;

•  selection of inappropriate use or application for the particular product candidate;

•  failure to receive regulatory approval on a timely basis or at all; or

•  difficulties with manufacturing in commercial quantities at an acceptable cost.

Successful development of delivery technologies requires significant preclinical and clinical testing prior to regulatory approval. Because of these scientific, regulatory and commercial hurdles, any program could be abandoned or otherwise fail, even after significant resources have been expended.

If our suppliers and contract manufacturers fail to complete pre-commercialization manufacturing development activities for APF530 on a timely basis or fail to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, APF530, and our costs will increase.

We do not manufacture APF530 and do not currently plan to develop any capacity to do so. Instead, we have relied on third parties to manufacture and perform important pre-commercialization manufacturing development activities for APF530. As part of the process for obtaining regulatory approval, we must demonstrate that the facilities, equipment and processes used to manufacture APF530 are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials. We must also provide the FDA with information regarding the validation of the manufacturing facilities, equipment and processes of our third-party suppliers and manufacturers, and data supporting the stability of APF530. If our third-party suppliers and manufacturers are not in compliance with current Good Manufacturing Practice (cGMP) requirements, the approval of our marketing application may be delayed, existing product batches may be compromised, and we may experience delays in the availability of APF530 for commercial distribution.

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

We depend on contract manufacturers and collaborators for manufacturing our products and provide them with technical expertise on the manufacturing process; we also perform quality control testing of the product; if we and our contract manufacturers do not perform as expected, our revenue and customer relations will suffer.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of any product. Our ability to develop and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We do not intend to develop or acquire facilities to manufacture any of our product candidates for clinical trials or commercial purposes in the foreseeable future. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs, some of which are our sole source suppliers at present. We have no long-term agreements with any of these third parties. We may not be able to extend these agreements at satisfactory terms, or at all, and we may not be able to find a replacement contract manufacturer at satisfactory terms or on a timely basis. Additionally, difficult economic conditions may cause operational and financial problems for our third-party suppliers, resulting in their failure and disruption to our operations.

Further, we, along with our contract manufacturers and our collaborators, are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers, or our collaborators, may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA pre-approval inspection for conformity with cGMPs before we can obtain approval to manufacture and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. We are aware that two companies working with us on the manufacture of APF530 have previously received “Form 483” notices of inspectional observations from the FDA and are working to address the deficiencies identified in these notices. The remediation efforts may not be adequate to address the deficiencies or the manufacturer may not stay in compliance with FDA requirements in the future. Not complying with FDA requirements could result in a Warning Letter or an enforcement action such as product seizure, recall, or injunction, prevent commercialization of our product candidates and impair our reputation and results of operations.

Any performance failure on the part of our contract manufacturers or by us could delay clinical development or regulatory approval of product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins and limit our ability to commercialize products on a timely and competitive basis. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before we can begin manufacturing APF530 or any of our other product candidates. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have started to establish internal sales and marketing capabilities for APF530, but may enter into agreements with third parties to sell and market other products we may develop. Although we have hired sales and marketing personnel with prior commercial experience, our company has no direct experience in developing, training or managing a marketing and sales force. The establishment and development of a sales force to market APF530 will be expensive and time consuming and could delay product launch, and we cannot be certain that we will be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize APF530, we will need to contract with third parties to market and sell such products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs, and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, including APF530, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Additionally, such regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to healthcare professionals. We are establishing a sales force to market APF530, which may include contracting with third parties to market and sell such products we may develop, and may be unable to ensure that our own employees as well as any third-party employees adhere to legal and regulatory requirements for product advertising and promotion. We are also required to submit information on our open and completed clinical trials to public registries and databases; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business. If APF530 is approved, we will also be required to comply with the requirements to submit to governmental authorities information on payments to physicians and certain other third parties; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If we are unable to recruit and retain skilled employees, we may not be able to achieve our objectives.

We depend on a small number of key management and technical personnel. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development and commercialization work will be critical to our success. While recent pharmaceutical and biotechnology industry layoffs have somewhat mitigated a usual shortage of skilled personnel in our industry, competition is always present for experienced scientists, and an inability to recruit or retain sufficient skilled personnel could result in delays to product development or approval, loss of sales and diversion of management resources. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result

We face intense competition from other companies.

APF530 is expected to face significant competition for the prevention of delayed CINV, principally from Eisai’s Aloxi (palonosetron). In addition to Aloxi, APF530 will compete with entrenched generic forms of granisetron (formerly marketed by Roche as Kytril) and ondansetron (formerly marketed by GlaxoSmithKline as Zofran). Generic versions of Aloxi may become available after its scheduled patent expiration date, which was recently extended to 2024. There are ongoing challenges to the Aloxi patents which may shorten the effective patent term. We are also aware of several companies that have developed or are developing both generic and new formulations of granisetron, including transdermal formulations such as ProStrakan’s Sancuso® (granisetron transdermal patch).

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

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves, or that our collaborators develop are subject to government regulation and may prevent us from creating commercially viable products from our discoveries. These regulations and their application may change making it more difficult or prohibitive to develop our products. In addition, the sale by us, or our collaborators, of any commercially viable product will be subject to various government regulations, including with respect to:

•  manufacturing;

•  labeling;

•  distributing;

•  advertising and promoting; and

•  selling and marketing.

If we cannot establish pricing of our product candidates acceptable to the United States or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.

The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the products we develop commercially viable. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments.

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

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our delivery technologies. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may consume money more rapidly on our product development efforts, continue to defer certain development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

If we or our collaborators cannot arrange for adequate third-party reimbursement for our products, our future revenue will suffer.

In both domestic and foreign markets, sales of our potential products, including APF530, will depend in substantial part on the availability of adequate reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. Significant uncertainty exists as to the adequate reimbursement status of newly approved health care products. Any products we are able to successfully develop may not be reimbursable by third-party payors. In addition, our products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement. Reimbursement policies utilized by our collaborators or ourselves may be challenged by regulatory entities, with resultant fines, negative publicity and the need to implement changes that reduce the utilization of our products. If any products we develop do not receive adequate reimbursement, our revenue will be severely limited.

Our inability to obtain specialized materials could slow down our product development process.

Some of the critical materials and components used in producing APF530 are sourced from a single supplier. An interruption in supply of a key material could significantly delay our research and development process or increase our expenses.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. In addition to obtaining patents in a number of foreign countries, we have also filed U.S. and foreign patent applications on our polymer technology with the PCT, the European Patent Office, Australia, Canada, China, Hong Kong, Japan, South Korea, Singapore and Taiwan. At December 31, 2012, we had a total of 22 issued U.S. patents and an additional 54 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and April 2026. In addition, APF530 is covered by multiple patents that will expire in 2024. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications, or those that are licensed to us, may not issue into patents, and any issued patents may not provide sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive technologies or may be held invalid if challenged or circumvented. Patent applications in the United States are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from other parties. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. laws.

We are party to collaborative agreements. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated or not extended on terms as beneficial as we anticipate, our revenue may decrease. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration, requiring us to divert management time and resources to such dispute.

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

We are exposed to risks and increased expenses as a result of laws requiring filers to evaluate internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires management to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financing reporting in our annual report on Form 10-K for each fiscal year. Starting with our annual report for the year ended December 31, 2012, our independent auditors are required to report on the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We have implemented an ongoing program to perform the system and process evaluation we believe to be necessary to comply with these requirements. However, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

Earthquake damage to our facilities could delay our research and development and quality control testing efforts and adversely affect our business.

Our facility in Redwood City, California, is located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts and supplies of APF530, if approved. In the event of an earthquake, if our facilities or the equipment in our facilities are significantly damaged or destroyed, we may not be able to rebuild or relocate our facility or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

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

Our common stock has historically been volatile, with a trading price ranging from $0.10 to $2.16 over the past five years. The stock markets, in general, and the markets for drug delivery and pharmaceutical stocks, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including the risks identified in this Item1A.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a majority of our outstanding securities. Tang Capital Partners, LP and its affiliates’ beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, was approximately 24% following our July 2012 private placement financing, excluding potential further concentration underlying outstanding warrants and our convertible note facility. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also a member of our board.

Such a concentration of common stock ownership could significantly influence corporate actions on various strategic matters, including, for example, receptivity to collaborations and merger or sale overtures.

Future sales of our common stock may cause our stock price to decline.

Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they currently own convertible notes and outstanding warrants for additional shares of our common stock. The exercise of these warrants, conversion of the notes or the sale by our current stockholders of a substantial number of shares, or the expectation that such exercises or sales may occur, could significantly reduce the market price of our common stock.

Future utilization of net operating loss carry-forwards may be impaired due to recent changes in ownership.

As discussed in Note 12 to the Financial Statements, we believe our net operating losses and tax attributes may be subject to limitation under Section 382 of the Internal Revenue Code of 1986. As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating losses and credits that we currently estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carry-forwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2012, including those that may come in conjunction with future equity financings or market trades by our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California under a lease expiring on November 30, 2016. In addition, we began leasing 2,175 square feet of office space in Stamford, Connecticut in January 2013 for an initial term of twelve months, which converts to month-to-month thereafter. The annual rent expense for both properties will be approximately $951,000. We believe our facilities are adequate and suitable for current and anticipated needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock trade on the OTC Bulletin Board under the symbol APPA.OB. Prior to December 20, 2011, our stock traded on the OTC Markets. Prior to May 31, 2011, our stock traded on the NASDAQ Capital Market, and prior to October 28, 2009, our stock traded on the NASDAQ Global Market. As of February 27, 2013, there were 143 holders of record of our common stock.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Capital Market prior to May 31, 2011, and on the OTC Markets and OTC Bulletin Board for subsequent periods.

2012	High	Low
First Quarter	$0.43	$0.17
Second Quarter	0.75	0.35
Third Quarter	0.78	0.55
Fourth Quarter	0.67	0.48

2011	High	Low
First Quarter	$0.59	$0.22
Second Quarter	0.30	0.10
Third Quarter	0.37	0.21
Fourth Quarter	0.28	0.16

For periods subsequent to May 31, 2011, the quotations reflect inter-dealer prices, without retailer mark-up, mark-down or commission and may not represent actual transactions.

On February 27, 2013, the closing sale price of our common stock was $0.70 per share.

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

For the Years Ended December 31, (In thousands, except per share data)	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA
Revenue:
Contract revenue	$—	$646	$1,301	$1,261	$369
Operating expenses:
Research and development	15,045	8,207	7,264	7,796	19,507
General and administrative	8,786	3,501	3,971	3,707	4,307

Operating loss	(23,831)	(11,062)	(9,934)	(10,242)	(23,445)
Gain on sale of interest in royalties	—	—	2,500	—	—
Interest and other income (expense), net	(599)	(373)	238	24	520

Loss from continuing operations before income taxes	(24,430)	(11,435)	(7,196)	(10,218)	(22,925)
Benefit from income taxes	—	—	—	122	—

Net loss from continuing operations	(24,430)	(11,435)	(7,196)	(10,096)	(22,925)
Gain (loss) from discontinued operations(1)	1,082	(379)	(150)	68	(200)

Net loss	$(23,348)	$(11,814)	$(7,346)	$(10,028)	$(23,125)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.10)	$(0.18)	$(0.31)	$(0.74)
Net loss	$(0.10)	$(0.10)	$(0.19)	$(0.31)	$(0.75)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	244,458	120,263	39,671	32,625	30,811

(1)	Loss from discontinued operations represents the loss attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000. See Note 10 to the Financial Statements.

December 31,	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Cash, cash equivalents and marketable securities	$53,506	$17,974	$2,109	$7,593	$10,538
Working capital	49,936	14,547	941	6,426	7,629
Total assets	55,972	19,445	2,911	8,951	11,800
Long-term liabilities	—	—	35	268	1,015
Accumulated deficit	(183,587)	(160,239)	(148,425)	(141,079)	(131,051)
Stockholders’ equity	51,818	15,752	1,316	6,796	7,598

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including uncertainties associated with: the FDA’s response to our resubmitted NDA, the progress of our research, development and clinical programs; the timing of regulatory approval and commercial introduction of APF530 and future product candidates; the timing of regulatory approval and commercial introduction of APF530 and future product candidates; our ability to market, commercialize and achieve market acceptance for APF530 and other future product candidates; our ability to establish collaborations for our technology, APF530 and other future product candidates; our estimates for future performance; our estimates regarding our capital requirements and our needs for and ability to obtain additional financing; our ability to protect or enforce our intellectual property rights; volatility in the trading price of our common stock; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

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

Our lead product candidate, APF530, is being developed for the prevention of acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuation of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. APF530 contains the 5-HT3 antagonist granisetron formulated in the Company’s proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for APF530 because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for APF530 in March 2010. We met with the FDA in February and March 2011 to clarify the work needed to address the issues identified in the letter. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. The FDA set a Prescription Drug User Fee Act (PDUFA) action date of March 27, 2013.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. We are seeking corporate partners to commercialize APF530 in markets outside of the U.S.

We previously submitted Investigational New Drug (IND) applications for two product candidates, APF112 and APF580. Since 2009, further development of these product candidates has been deferred in order to focus both managerial and financial resources on the development of APF530. We are currently evaluating applications of our Biochronomer delivery technology to determine potential pipeline candidates following the possible approval of APF530.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following policies to be critical to understanding our financial condition, results of operations and expectations for 2013. These policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2012, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets.

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

Results of Operations for the years ended December 31, 2012, 2011 and 2010

The following sets forth the statement of operations data and percentage changes as compared to the prior years (dollar amounts are presented in thousands):

	For the Years Ended December 31,			$ Change		% Change
	2012	2011	2010	2012/2011	2011/2010	2012/2011	2011/2010
Total revenue	$—	$646	$1,301	$(646)	$(655)	(100%)	(50%)

Research and development	15,045	8,207	7,264	6,838	943	83%	13%
General and administrative	8,786	3,501	3,971	5,285	(470)	151%	(12%)
Other income (loss), net	—	—	240	—	(240)	—	(100%)
Interest income (expense), net	(599)	(373)	(2)	(226)	(371)	nm	nm
Gain on sale of royalty interests	—	—	2,500	—	(2,500)	—	(100%)
Gain (loss) from discontinued operations	1,082	(379)	(150)	1,461	(229)	(385%)	153%

Revenue

Contract revenue decreased in 2012 by $0.6 million, or 100%, compared to 2011 as no revenue was earned in 2012. Our contract revenue for 2011 was derived from an agreement with Merial Limited (Merial) that we entered into in September 2009 for a long-acting pain management product for companion animals. In May 2011, we received notice of termination from Merial, as they did not see the commercial potential of the product under development in the animal health market.

Contract revenue decreased in 2011 by $0.7 million, or 50%, compared to 2010 as a result of the contract termination mentioned above. The majority of our contract revenue for the fiscal year 2010 was derived from our agreement with Merial.

Research and Development

Research and development expense in 2012 increased by $6.8 million, or 83%, compared to 2011. Compared to the prior year, headcount-related costs, including stock compensation expense, and project spending for APF530 in 2012 were higher as we worked to address the issues raised by the FDA in the Complete Response Letter. Research and development expense for the year 2013 is expected to be lower as compared to 2012 if we receive FDA approval for APF530, as our manufacturing development work is expected to be completed upon commercialization of the product.

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

We previously submitted IND applications for two product candidates, APF112 and APF580. Since 2009, further development of these product candidates has been deferred in order to focus both managerial and financial resources on the development of APF530. We are currently evaluating applications of our Biochronomer delivery technology to determine potential pipeline candidates following the approval of APF530.

The major components of research and development expenses were as follows (in thousands):

For the years December 31,	2012	2011	2010
Internal research and development costs	$6,655	$4,663	$4,029
External development costs:
APF530 (CINV product)	8,030	3,454	2,757
APF112 and APF 580 (pain products)	—	58	288
External general technology development costs	360	32	190

	$15,045	$8,207	$7,264

Internal research and development costs consist of employee salaries and benefits, including stock-based compensation, laboratory supplies, depreciation and allocation of overhead. External general technology development costs include expenditures on polymer development and manufacturing, which are performed on our behalf by third parties.

General and Administrative

General and administrative expenses increased in 2012 by $5.3 million, or 151%, compared to 2011. The net increase in the fiscal year 2012 was primarily due to headcount-related costs, including stock compensation expense, consulting costs and professional fees related to the NDA resubmission and pre-commercialization activities. General and administrative expense for the year 2013 is expected to be higher as compared to 2012 due to increased costs to support anticipated commercialization activities.

General and administrative expenses decreased in 2011 by $0.5 million, or 12%, compared to 2010. The net decrease in the fiscal year 2011 was primarily due to compensation expense incurred in the prior year related to the resignation of our former chief executive officer, which was partially offset by higher professional fees and consultant costs.

General and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation.

Other Income (Expense)

Interest expense, net of $0.6 million for the year ended December 31, 2012 consists primarily of interest expense and amortization of debt discount related to the convertible note financings. Interest expense of $0.4 million for the fiscal year 2011 also included debt issuance costs related to the convertible note financing.

The gain on sale of royalty interest of $2.5 million in 2010 represents a milestone payment we received in January 2010 from an affiliate of the Paul Royalty Fund. The payment represents a final milestone payment that became due to us in January 2010 under an agreement that we entered into effective October 1, 2005 to sell our royalty rights to Retin-A Micro® and Carac®.

Other income of $0.2 million in 2010 represents a non-taxable grant from the United States government under the Qualifying Therapeutics Discovery Project program.

Discontinued Operations

On July 25, 2000, we completed the sale of certain technology rights for our topical pharmaceutical and cosmeceutical product lines and associated assets, referred to as our cosmeceutical and toiletry business, to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. We received $25.0 million at the closing of the transaction.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Dermatologics (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). In July 2011, Valeant Pharmaceuticals announced it was acquiring both Ortho and Dermik and these agreements have since been assigned to Valeant. The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (Two Period Test). The Gross Profit Guaranty expense totaled $0.9 million for the first seven guaranty years and in those years profits did not meet the Two Period Test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), we signed a new agreement with Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extended the Gross Profit Guaranty period an additional two years to July 1, 2013, unless it was terminated earlier with the Two Period Test. In February 2013, an arbitrator ruled that no additional amounts were owed under the gross profit guaranty and that the term of the gross profit guaranty had ended. We had previously recorded a liability of $1.1 million related to the amount that Amcol asserted was due under the Gross Profit Guaranty. This event qualifies as an adjusting event under ASC 855, Subsequent Event and in light of the arbitrator’s decision in February 2013, which was final and binding, we reversed this accrual as of December 31, 2012. Gain (loss) from discontinued operations represents primarily the gain (loss) attributable to the Gross Profit Guaranty associated with the sale of our cosmeceutical and toiletry business.

Liquidity and Capital Resources

We had cash and cash equivalents of $53.5 million at December 31, 2012. Cash and cash equivalents increased by $35.5 million at December 31, 2012, as compared to December 31, 2011, primarily due to net cash proceeds received from the July 2012 private placement financing and the issuance of additional convertible notes in May 2012, which resulted from the exercise of purchase rights held by note holders, partially offset by cash used in operations and equipment purchases.

Net cash used in operating activities for the year ended December 31, 2012 was $17.0 million, compared to net cash used in operating activities of $7.7 million for the year ended December 31, 2011. The $9.3 million increase in net cash used was primarily due to the increase in operating loss.

Net cash used in continuing operating activities for the year ended December 31, 2011 was $7.7 million, compared to net cash used of $5.5 million for the year ended December 31, 2010. The $2.2 million increase in cash used in continuing operating activities was primarily due to the receipt of a $2.5 million milestone payment from an affiliate of the Paul Royalty Fund in the prior year period.

Net cash used in investing activities was $1.0 million, $0.5 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increases in net cash used in investing activities were for purchases of equipment.

Our financing activities provided us with $53.5 million, $24.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash provided by financing activities of $29.4 million in 2012, as compared to 2011, was primarily due to proceeds received from the July 2012 private placement of $50.5 million and additional proceeds received from the issuance of convertible notes of $3.0 million, which were partially offset by the April 2011 convertible note financing and the June 2011 private placement.

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

In June 2011, we entered into definitive agreements for a private placement of units comprised of common stock and warrants, for which we received advance proceeds of $20.3 million as of June 30, 2011. The financing closed in July 2011, at which time the remaining $3.7 million was received. Total proceeds, net of issuance costs of approximately $1.2 million, were $22.8 million.

In July 2012, we closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs.

We believe that our current cash resources are sufficient to fund planned operations into 2014. Our capital requirements going forward will depend on numerous factors, including: an approval decision by the FDA with respect to APF530; the timing of and cost associated with the commercial launch of APF530, if approved; the degree of commercial success of APF530; the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize other products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We may not be able to raise sufficient additional capital when we need it on favorable terms, or at all. The sale of additional equity in the future may be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities as of December 31, 2012.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases (1)	$3,894	$951	$1,483	$1,460	$—

(1)	See Note 7 to the Financial Statements.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho and Dermik. See description of Gross Profit Guaranty in “Discontinued Operations” above.

The holders of the convertible notes issued in April 2011 and May 2012 may require prepayment of such notes at any time beginning on or after May 2, 2012 at the holders’ option. See Note 6 to the Financial Statements.

Off-Balance-Sheet Arrangements

As of December 31, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Financial Statements included in Item  8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because the Company is eligible to utilize the scaled disclosures available to smaller reporting companies in this Annual Report on Form 10-K, the Company is not required to provide the disclosure set forth under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

A.P. Pharma, Inc.

We have audited the accompanying balance sheets of A.P. Pharma, Inc. as of December 31, 2012 and 2011, the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of A.P. Pharma, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A.P Pharma, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

A.P. Pharma, Inc.

We have audited A.P. Pharma, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.P. Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, A.P. Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of A.P. Pharma, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California

February 28, 2013

A.P. PHARMA, INC.

BALANCE SHEETS

(in thousands, except par value and shares)

December 31,	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$53,506	$17,974
Prepaid expenses and other current assets	584	266

Total Current Assets	54,090	18,240
Property and equipment, net	1,752	1,075
Other long-term assets	130	130

Total Assets	$55,972	$19,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,912	$1,010
Accrued expenses	1,750	1,498
Accrued disposition costs	—	1,082
Convertible notes payable to related parties, net of discount	492	103

Total Current Liabilities	4,154	3,693
Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, 2,500,000 shares authorized; none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 1,500,000,000 shares authorized; 302,232,459 shares and 200,046,292 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,024	2,002
Additional paid-in capital	232,381	173,989
Accumulated deficit	(183,587)	(160,239)

Total Stockholders’ Equity	51,818	15,752

Total Liabilities and Stockholders’ Equity	$55,972	$19,445

See accompanying Notes to Financial Statements.

A.P. PHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

For the Years Ended December 31,	2012	2011	2010
REVENUE
Contract revenue	$—	$646	$1,301
OPERATING EXPENSES
Research and development	15,045	8,207	7,264
General and administrative	8,786	3,501	3,971

Total operating expenses	23,831	11,708	11,235

Operating loss	(23,831)	(11,062)	(9,934)
OTHER INCOME (EXPENSES)
Gain on sale of royalty interest	—	—	2,500
Other income, net	—	—	240
Interest expense, net	(599)	(373)	(2)

Total other income (expenses)	(599)	(373)	2,738

Loss from continuing operations	(24,430)	(11,435)	(7,196)
Gain (loss) from discontinued operations	1,082	(379)	(150)

Net loss	$(23,348)	$(11,814)	$(7,346)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.10)	$(0.10)	$(0.18)

Net loss	$(0.10)	$(0.10)	$(0.19)

Weighted-average common shares used to compute basic and diluted net loss per share	244,458	120,263	39,671

See accompanying Notes to Financial Statements.

A.P. PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For the Years Ended December 31, 2012, 2011, 2010, and 2009			Additional Paid-in Capital	Accu- mulated Deficit	Stock- holders’ Equity
	Common Stock
	Shares	Amount
BALANCE, DECEMBER 31, 2009	39,395	$394	$147,481	$(141,079)	$6,796

Net loss	—	—	—	(7,346)	(7,346)
Common stock and warrants issued in private placement, net of issuance costs	—	—	40	—	40
Fair value of stock-based compensation for restricted stock awards issued to directors	661	7	378	—	385
Common stock issued upon exercise of stock options	38	—	47	—	47
Common stock issued to employees under ESPP	49	—	30	—	30
Stock-based compensation expense related to stock options and ESPP	—	—	1,364	—	1,364

BALANCE, DECEMBER 31, 2010	40,143	401	149,340	(148,425)	1,316

Net loss	—	—	—	(11,814)	(11,814)
Common stock and warrants issued in private placement, net of issuance costs	160,000	1,600	21,172	—	22,772
Conversion benefit included in convertible notes issued	—	—	1,573	—	1,573
Fair value of stock-based compensation for restricted stock awards issued/(cancelled) to directors	(175)		98	—	98
Common stock issued to employees under ESPP	78	1	15	—	16
Stock-based compensation expense related to stock options and ESPP	—	—	1,761	—	1,761
Fair value of warrants issued to non-employee	—	—	30	—	30

BALANCE, DECEMBER 31, 2011	200,046	2,002	173,989	(160,239)	15,752

Net loss	—	—	—	(23,348)	(23,348)
Common stock issued in private placement, net of issuance costs	102,000	1,020	49,472	—	50,492
Conversion benefit included in convertible notes issued	—	—	3,168	—	3,168
Common stock issued to employees under ESPP	85	1	21	—	22
Warrant exercise	101	1	(1)	—	—
Stock-based compensation expense related to stock options and ESPP	—	—	5,552	—	5,552
Fair value of warrants issued to non-employee	—	—	180	—	180

BALANCE, DECEMBER 31, 2012	302,232	$3,024	$232,381	$(183,587)	$51,818

See accompanying Notes to Financial Statements.

A.P. PHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,348)	$(11,814)	$(7,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(1,082)	379	150
Depreciation and amortization	197	179	227
Amortization of debt discount	389	103	—
Stock-based compensation	5,732	1,890	1,749
Loss on retirement of fixed assets	—	—	4
Changes in operating assets and liabilities:
Accounts receivable	—	110	61
Prepaid expenses and other current assets	(318)	16	267
Other long-term assets	—	(77)	75
Accounts payable	984	467	(3)
Accrued expenses	437	1,298	(579)
Deferred revenue	—	(272)	(88)

Net cash used in continuing operating activities	(17,009)	(7,721)	(5,483)
Net cash provided by discontinued operations	—	—	—

Net cash used in operating activities	(17,009)	(7,721)	(5,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(972)	(513)	(78)

Net cash used in investing activities	(972)	(513)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	50,491	—	—
Proceeds from sale of units of common stock and warrants, net of issuance costs	—	22,772	—
Proceeds from convertible note financing, net of issuance costs	3,000	1,312	—
Proceeds from the exercise of stock options	—	—	47
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	22	15	30

Net cash provided by financing activities	53,513	24,099	77

Net increase (decrease) in cash and cash equivalents	35,532	15,865	(5,484)
Cash and cash equivalents, beginning of year	17,974	2,109	7,593

Cash and cash equivalents, end of year	$53,506	$17,974	$2,109

Supplemental Cash Flow Data:
Cash paid for interest	$—	$2	$4

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1 BUSINESS

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

The Company’s lead product candidate, APF530, is being developed for the prevention of both acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuations of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. APF530 contains the 5-HT3 antagonist granisetron formulated in the Company’s proprietary Biochonomer™ drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for APF530 because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for the APF530 in March 2010. We met with the FDA in February and March 2011 to clarify the work needed to address the issues identified in the letter. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. The FDA set a Prescription Drug User Fee Act (PDUFA) action date of March 27, 2013.

We own the worldwide rights to APF530 and are in the early stage of building commercial infrastructure necessary to commercialize APF530 in the U.S. on our own. We are seeking corporate partners to commercialize APF530 in markets outside of the U.S.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, accruals for research and development expenses and stock-based compensation expenses. Actual results could differ materially from those estimates.

We have evaluated subsequent events through the date the audited financial statements were issued and determined that there were no subsequent events that required disclosure in the financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $183.6 million as of December 31, 2012. During 2011 and 2012, we entered into three financing agreements, which provided us capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing, which served as a bridge loan to fund the Company’s operations until additional financing was secured (See Note 6). The initial cash received from the bridge loan was approximately $1.3 million, net of issuance costs. In June 2011, we entered into definitive agreements for a private placement of units, which comprised of common stock and warrants (see Note 8). The unit financing, which closed in July 2011, provided the Company with approximately $22.8 million of proceeds, net of issuance costs. In May 2012, we received $3.0 million of cash through the issuance of additional convertible notes as a result of the purchasers who participated in the April 2011 convertible note financing fully exercising their rights to purchase additional convertible notes. In July 2012, the Company closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs (See Note 7). As of December 31, 2012, we had cash and cash equivalents of $53.5 million. The Company believes that its current working capital is sufficient to fund its operations into 2014.

Cash Equivalents

We consider all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. We have classified all our investments in certain debt securities as “available-for-sale.” As of December 31, 2012 and 2011, our available-for-sale securities consisted of money market funds primarily containing U.S. government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 6).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the years ended December 31, 2012, 2011 and 2010 was $23.3 million, $11.8 million and $7.3 million, respectively. There were no other changes in equity that were excluded from our net loss for all periods.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended December 31, 2012 that we believe are of significance, or potential significance, to us.

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

On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level 1) to measure our cash equivalents at fair value on a recurring basis in our balance sheets at December 31, 2012 and 2011. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less and purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider the values of all cash equivalents as Level 1 inputs.

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

December 31,	2012	2011
Leasehold improvements	$1,346	$1,338
Furniture and equipment	4,036	3,302
Construction-in-progress	777	718

Total property and equipment	6,159	5,358
Accumulated depreciation	(4,407)	(4,283)

Property and equipment, net	$1,752	$1,075

Depreciation expense amounted to $197,000, $179,000 and $227,000 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, construction-in-progress relates to equipment purchases not placed in service.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

December 31,	2012	2011
Project costs	$651	$555
Accrued compensation	401	555
Other	698	388

Total	$1,750	$1,498

NOTE 6 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

principal amount of Notes. As a result of the exercise of the Purchase Option, the Purchasers have purchased the full amount of Notes that the Company was obligated to sell under the Purchase Agreement. If the $4.5 million principal amount of Notes is converted, the Company would issue 112.5 million shares of its common stock.

The Notes are secured by substantially all of the assets of the Company, including placing our bank accounts under a control agreement. The Notes initially bore interest at 20% per annum, payable quarterly in cash or in additional principal amount of Notes, at the election of the Purchasers. In June 2011, the Notes were amended to reduce the interest rate to 6% per annum effective July 1, 2011. The Notes mature on May 2, 2021; however, the holders of the Notes may require prepayment of the Notes at any time beginning on or after May 2, 2012, at each holder’s option.

There is no right to convert the Notes to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 9.99% of the Company’s outstanding common stock. Each holder of the Notes can increase or decrease this beneficial ownership conversion limit by written notice to the Company, which will not be effective until 61 days after delivery of the notice.

As of December 31, 2012, the Company was in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

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

The Notes contain an embedded conversion feature that was in-the-money on both issuance dates. Based on an effective fixed conversion rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates and the Company began amortizing the resultant debt discount over the respective 10-year term of the Notes. During fiscal year 2012, accrued interest of approximately $168,000 was paid-in-kind and rolled into the Note principal balance, which resulted in an additional debt discount of approximately $168,000. For the years ended December 31, 2012 and 2011, interest expense relating to the stated rate was approximately $216,000 and $97,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $389,000 and $103,000, respectively.

As of December 31, 2012, the carrying value of the Notes was approximately $492,000, which is comprised of the $4,742,000 Note principal less debt discount of $4,250,000. Accrued interest on the principal balance was approximately $71,000 at December 31, 2012.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

NOTE 7 COMMITMENTS AND CONTINGENCIES

Our lease for office, warehouse and laboratory space in Redwood City, California expires in 2016. Our Stamford, Connecticut office is being leased for the year 2013 and converts to a month-to-month basis thereafter. We also lease certain office equipment under operating lease arrangements, which expire in 2013. Our future minimum lease payments under these non-cancelable operating leases for facilities and equipment are as follows (in thousands):

For the Years Ended December 31,	Minimum Payments
2013	$951
2014	739
2015	744
2016	751
2017	709

Total	$3,894

Total rental expense for facilities and equipment was $580,000, $591,000 and $555,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As part of the sale of our cosmeceutical and toiletry business to RP Scherer Corporation in July 2000, we guaranteed a minimum gross profit percentage on RP Scherer’s sales of products to Ortho Dermatologics (Ortho) and Dermik Laboratories, Inc. (Dermik) (see Note 10).

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

NOTE 8 STOCKHOLDERS’ EQUITY

Amendments to Articles of Incorporation

In June 2011, we amended our certificate of incorporation to increase the number of shares of authorized common stock from 100,000,000 to 1,500,000,000, par value $0.01 per share. The certificate of amendment was approved by a majority of our stockholders on June 29, 2011.

2009 Private Placement

In October 2009, in a private placement, we sold 7,954,543 shares of our common stock at $0.88 per share and warrants to purchase 3,977,270 shares of our common stock, exercisable through January 7, 2015, at an exercise price of $0.88 per share (2009 Private Placement). The purchasers paid $0.125 per underlying share for the warrants. Additionally, the purchasers had the right to purchase up to an additional 5,165,286 shares at $0.97 per share prior to May 14, 2010 and paid $0.125 per underlying share for the right to purchase such additional shares. These rights expired unexercised on May 14, 2010. Total proceeds from the 2009 Private Placement were approximately $7.9 million, net of issuance costs. We filed a Registration Statement on Form S-3 covering 7,532,617 shares on November 6, 2009, which was declared effective by the SEC on November 17, 2009. On June 30, 2010, we filed a Registration Statement on Form S-3 covering the remaining 421,926 shares and the 3,977,270 shares of our common stock underlying the warrants, which was declared effective by the SEC on July 8, 2010. If we fail to keep any registration statements continuously effective, we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8% of such purchase price.

2011 Private Placement

In June 2011, we entered into a Securities Purchase Agreement with certain purchasers (Securities Purchase Agreement), pursuant to which we agreed to sell for an aggregate price of $24.0 million, 160,000,006 shares of our common stock (Shares) and warrants to purchase 80,000,005 shares of our common stock (Warrants) with an exercise price of $0.18 per share (2011 Private Placement). The 2011 Private Placement closed on July 1, 2011. For each share purchased, the investors received one Warrant to purchase 0.5 shares of common stock (together with a Share, a Unit), at a purchase price of $0.15 per Unit. The Warrants were immediately exercisable and expire on the fifth anniversary of the closing date of July 1, 2011. The Warrants may be exercised for cash only or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the Warrants, by surrender of such Warrant, or a portion of such Warrant, by way of cashless exercise. There is no right to exercise the Warrants to the extent that after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the Warrants can amend or waive the foregoing limitation by written notice to the Company, with such waiver taking effect only upon the expiration of a 61-day notice period.

Under the terms of the Securities Purchase Agreement, on July 29, 2011, the Company filed a registration statement with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants (collectively, the Registrable Securities). The registration statement was declared effective on August 4, 2011. If the Company fails to keep

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

the registration statement continuously effective for a designated time (with limited exceptions), the Company may be obligated to pay to the holders of the Registrable Securities liquidated damages in an amount equal to 1.0% per month of such holder’s pro rata interest in the total purchase price of the Private Placement, capped at a total penalty of 6.0%.

The Company received advance proceeds of approximately $20.3 million as of June 30, 2011. The remaining $3.7 million was received in July 2011 when the Private Placement closed. Total proceeds, net of issuance costs of approximately $1.2 million, were $22.8 million. The 2011 Shares and Warrants were recorded as equity at their fair values on the issuance date.

2012 Private Placement

In July 2012, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell 102,000,000 share of its common stock (2012 Shares) at a purchase price of $0.525 per share of common stock, for an aggregate price of approximately $53.6 million, (2012 Private Placement). The 2012 Private Placement closed on July 30, 2012. The proceeds to the Company from the offering, net of issuance costs, were approximately $50.5 million.

In connection with entering into the securities purchase agreement, the Company also entered into a registration rights agreement. On August 24, 2012, the Company filed a registration statement with the SEC to register the 2012 Shares for resale. The registration statement was declared effective on September 6, 2012. If the Company fails to keep the registration statements continuously effective for a designated time (with limited exceptions), the Company may be obligated to pay to each holder of the 2012 Shares an amount equal to 1.5% per month of the aggregate purchase price of the unregistered 2012 Shares held by such holder, capped at a total penalty of 9.0%.

Stock-Based Compensation Plans

We have two types of stock-based compensation plans, which consist of an employee stock purchase plan and three stock option plans.

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the Purchase Plan). In December 2007, May 2009 and June 2011, our stockholders authorized increases in the number of shares reserved for issuance under the Purchase Plan by 100,000, 200,000 and 500,000 shares, respectively, for a total of 1,000,000 shares reserved at December 31, 2012. Under the terms of the Purchase Plan, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Purchase Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of six months. Our compensation committee modified the Purchase Plan such that beginning in May 2008, the length of all offering periods was decreased from 24 months to six months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 16% of eligible employees participated in the Purchase Plan in 2012. Under the Purchase Plan, we issued 85,475, 77,982 and 48,921 shares in 2012, 2011 and 2010, respectively. The weighted-average fair value per share of purchase rights granted during 2012, 2011 and 2010 was $0.26, $0.20 and $0.30, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2012, 2011 and 2010 was $0.26, $0.20 and $0.61, respectively. We had 445,701, 531,176 and 109,158 shares reserved for issuance under the Purchase Plan at December 31, 2012, 2011 and 2010, respectively.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Equity Incentive Plan (the 2007 Plan). In May 2010 and June 2011, our stockholders approved amendments to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 2,000,000 and 90,000,000 shares of common stock, respectively, resulting in an aggregate of 95,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. We have also granted stock options and restricted stock awards under the 2002 Stock Incentive Plan (the 2002 Plan) and the Non-Qualified Stock Plan (the NQ Plan) in prior years. We were authorized to issue up to 425,000 shares under the 2002 Plan, which includes an increase of 100,000 shares which were approved by stockholders in May 2006, and 2,062,500 shares under the NQ Plan, a plan that had not undergone stockholder approval and could only be utilized to grant stock options and restricted stock awards as inducements to attract new employees, to which 1,000,000 shares were added by the Board of Directors in September 2007, and an additional 1,000,000 shares were added in July 2008. The remaining shares available in the NQ Plan and 2002 Plan expired in October 2010 and February 2012, respectively. In 2012, we granted options to new employees outside of our approved stock option plan. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

As discussed in Note 2, we record stock-based compensation expense based on the fair value of stock options and purchase rights issued to employees in conjunction with our stock option plans or the Purchase Plan on the grant date or purchase date. We also record compensation expense for warrants and stock options issued to non-employees and restricted stock awards to employees and directors.

The fair value of each employee and director grant of options to purchase common stock and purchase rights under the Purchase Plan is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividends and the following weighted-average assumptions:

	2012	2011	2010
Expected term (years):
Stock options	5.51	5.00	6.00
Employee Stock Purchase Plan	.49	.50	.50
Risk-free interest rate:
Stock options	0.8%	1.6%	2.6%
Employee Stock Purchase Plan	0.2%	0.8%	0.2%
Volatility:
Stock options	106%	106%	164%
Employee Stock Purchase Plan	0.8%	142%	92%

The expected term is based on historical data. The expected term for the Purchase Plan is based on the weighted-average purchase period of the Purchase Plan. The expected volatility is based on our historical stock prices, and the estimated forfeiture rate of the options is based on historical data.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

Stock-based compensation expense recorded for awards granted under the stock option plans and the Purchase Plan, net of estimated forfeitures, was as follows (in thousands, except per share amounts):

For the Years Ended December 31,	2012	2011	2010
Research and development	$1,585	$819	$398
General and adminstrative	4,147	1,071	1,351

Total	$5,732	$1,890	$1,749

Impact on basic and diluted net loss per common share	$0.02	$0.02	$0.04

In 2012, we recorded additional stock-based compensation expense as a result of accelerated vesting of stock options in connection with the resignation of two directors. In 2010, we recorded additional stock-based compensation expense as a result of accelerated vesting of stock options in connection with the resignation of our former chief executive officer. No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes option activity for the years ended December 31, 2012, 2011 and 2010:

	2012				2011		2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2012	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	50,106,287	$0.31			3,217,240	$1.49	3,092,417	$1.91
Granted	37,485,000	0.58			48,070,000	0.26	1,087,700	1.45
Exercised	—	—			—	—	(37,786)	1.24
Expired or Forfeited	(1,308,779)	0.74			(1,180,953)	1.63	(925,091)	2.85

Outstanding at end of year	86,282,508	0.42	8.20	$14,555,918	50,106,287	0.31	3,217,240	1.49

Options exercisable at year end	22,646,940	0.38	7.13	$5,137,054	6,740,497	0.53	1,316,567	1.72

Options vested or expected to vest	85,471,879	0.42	8.20	$14,466,053	49,434,997	0.31
Shares available for future grant at year end	20,471,897				44,261,608		2,039,549
Weighted-average fair value of stock options granted during the year		$0.46				$0.21		$1.39

As of December 31, 2012, there was approximately $21.1 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 2.9 years. Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $0, $0 and $47,000, respectively. The total intrinsic value of options exercised in the year ended December 31, 2012, 2011 and 2010 was $0, $0, and $5,000, respectively.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes information about stock options outstanding at December 31, 2012:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.19 - $0.19	162,500	5.61	$0.19	91,667	$0.19
$0.26 - $0.26	47,022,303	7.33	0.26	17,200,939	0.26
$0.32 - $0.53	11,285,000	9.71	0.47	546,875	0.34
$0.58 - $0.61	2,046,436	4.93	0.59	1,764,145	0.59
$0.62 - $0.62	10,400,000	9.79	0.62	—	—
$0.63 - $0.63	10,000,000	9.46	0.63	1,708,334	0.63
$0.64 - $6.96	5,355,769	8.59	0.84	1,324,480	1.36
$7.00 - $7.00	5,000	0.67	7.00	5,000	7.00
$9.80 - $9.80	3,000	1.04	9.80	3,000	9.80
$11.756 - $11.756	2,500	1.40	11.76	2,500	11.76

$0.19 - $11.756	86,282,508	8.20	$0.42	22,646,940	$0.38

As of December 31, 2012, there were no unvested restricted stock awards granted to employees and directors. The compensation cost that has been expensed in the statements of operations for the restricted stock awards issued to employees and directors was $0, $98,000 and $385,000 for 2012, 2011 and 2010, respectively.

In November 2009, our Board of Directors extended the vesting period for certain restricted stock awards granted in May 2009 from December 31, 2009 to January 2, 2010. The modification of the restricted stock awards did not result in additional compensation expense.

The following table summarizes information about the Company’s warrants outstanding at December 31, 2012:

	Number of Shares Exercisable	Exercise Price	Expiration Date
Issued to private placement investors in October 2009	3,977,270	$0.88	1/7/2015
Issued to private placement investors in July 2011	80,000,005	$0.18	7/1/2016
Other	400,000	$0.69	8/1/2015

Total warrants outstanding at December 31, 2012	84,377,275	$0.21*

* Average exercise price

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

Common Stock Reserved for Future Issuance

As of December 31, 2012, the Company had reserved shares of common stock for future issuance as follows:

No. of Shares
Issuance upon exercise of outstanding stock options	86,282,508
Issuance of future grants under stock option plans	20,471,897
Issuance of future grants under employee stock purchase plan	445,701
Issuance of common stock related to convertible notes*	197,686,842
Issuance upon exercise of warrants	84,377,275

Total	389,264,223

*	Assumes all interest payments are paid-in-kind through the maturity date.

NOTE 9 NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the outstanding potentially dilutive options, unvested restricted stock awards, warrants and convertible notes as of December 31, 2012, 2011 and 2010 (in thousands):

For the Years Ended December 31,	2012	2011	2010
Number of options outstanding	86,283	50,106	3,217
Number of unvested restricted stock awards outstanding	—	—	319
Number of warrants outstanding	84,377	84,127	3,977
Common stock related to convertible notes outstanding	118,542	39,331	—

NOTE 10 DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc.

Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho and Dermik (Gross Profit Guaranty). In July 2011, Valeant Pharmaceuticals announced it was acquiring both Ortho and Dermik. The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (Two Period Test). The Gross Profit Guaranty expense totaled $944,000 for the

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

first seven guaranty years and in those years profits did not meet the Two Period Test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extended the Gross Profit Guaranty period an additional two years to July 1, 2013, unless it was terminated earlier with the Two Period Test. In February 2013, an arbitrator ruled that no additional amounts were owed under the gross profit guaranty and that the term of the gross profit guaranty has ended. We had previously recorded a liability of the $1.1 million related to the amount that Amcol asserted was due under the Gross Profit Guaranty. This event qualifies as an adjusting event under ASC 855, Subsequent Event and in light of the arbitrator’s decision in February 2013, which was final and binding, we reversed this accrual as of December 31, 2012.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Statements of Operations. Gain (loss) from discontinued operations represents primarily the gain (loss) attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

For the years ended December 31,	2012	2011	2010
Cosmeceutical and Toiletry Business:
Change in estimates for guarantees	$1,082	$(379)	$(150)

There was no revenue relating to discontinued operations for the years ended December 31, 2012, 2011 and 2010.

Basic and diluted loss per common share from discontinued operations was $0 for the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, 2011 and 2010, accrued disposition cost of $0, $1.1 million and $0.7 million, respectively, represents accruals for gross profit guarantees related to discontinued operations.

NOTE 11 DEFINED CONTRIBUTION PLAN

We have a defined contribution plan (401k) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $7,500 for the year 2012 and $7,350 for the years 2011 and 2010, and such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2012, 2011 and 2010, we contributed to the plan approximately $71,000, $46,000 and $51,000, respectively. No discretionary contributions have been made to the plan since its inception.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

NOTE 12 INCOME TAXES

There is no provision recorded for the fiscal years ended 2012, 2011 and 2010 because we have incurred operating losses.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

December 31,	2012	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$13,900	$6,700	$22,800
Research credits	2,300	2,100	3,200
Stock compensation expense	2,600	600	900
Other	400	900	700

Total deferred tax assets	19,200	10,300	27,600
Valuation allowance	(19,200)	(10,300)	(27,600)

Net deferred tax assets	$—	$—	$—

Realization of our deferred tax assets is dependent upon our future taxable income, if any, the timing and amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.9 million and $0.7 million during 2012 and 2010, respectively, and decreased by $17.3 million during 2011.

As of December 31, 2012, we had federal and California net operating loss carryforwards of $35.1 million and $34.1 million, respectively, and federal and California research and development tax credit carryforwards of $0 million and $3.4 million, respectively. Of the carryforwards, federal and California net operating loss carryforwards of $12.2 million and $10.9 million, respectively, are subject to annual limitations and will be available from 2013 through 2031, as a result of federal ownership change limitations. The remaining federal and state net operating losses carryforwards expire at various dates beginning in the years 2012 through 2032, if not utilized. The state research credits have no expiration date.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted an analysis of our stock ownership under Internal Revenue Code Section 382 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2007 and 2011. The limitation of our federal and state carryforwards associated with previous net operating loss and research credit carryforwards, and the associated reduction in our deferred tax assets, was offset by a reduction in our valuation allowance. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations after December 31, 2012. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2012 before utilization.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2012, 2011 and 2010) to income taxes as follows (in thousands):

December 31,	2012	2011	2010
Tax benefit computed at 34%	$(7,937)	$(4,017)	$(2,498)
Stock compensation expense	176	148	173
Other	210	70	84
AMT credit	—	—	—
NOL not benefitted	7,551	3,799	2,241

Tax Provision (Benefit)	$—	$—	$—

We follow the provisions of ASC 740-10-50, Accounting for Uncertainty in Income Tax Provisions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31,	2012	2011	2010
Unrecognized tax benefit:
At the beginning of the period	$120	$120	$120
Gross increases – tax positions in the current period	—	—	—
Gross decreases – tax positions in the current period	—	—	—

At the end of the period	$120	$120	$120

The unrecognized tax benefit, if recognized in full, would result in adjustments to deferred taxes and the related valuation allowance. We do not currently anticipate any significant changes to the unrecognized tax benefits in 2013. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. To date, we have not used the unrecognized tax benefits to reduce any of our past tax obligations. As a result, we had no accrual for the payment of interest and penalties related to the unrecognized tax benefits. As of December 31, 2012, our tax returns were subject to future examination in the U.S. federal and state tax jurisdictions for the tax years 1997 through 2012, due to net operating losses and research credits that are being carried forward.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

In May 2011, we received notice of termination from Merial due to their concerns about the commercial potential of the product under development in the animal health market. We recognized $0.0 million, $0.6 million and $1.3 million in revenue related to development services to Merial for the years ended 2012, 2011 and 2010, respectively. The remaining balance of deferred revenue related to the upfront license fee of $0.1 million was recognized as revenue in the quarter ended June 30, 2011, upon termination of the licensing agreement by Merial.

Paul Royalty Fund

On January 18, 2006, we sold our rights to royalties on sales of Retin-A Micro® and Carac®, effective October 1, 2005, to an affiliate of the Paul Royalty Fund for $30.0 million. Proceeds of $25.0 million were received upon the closing of the transaction and used primarily to fund the Phase 3 pivotal trial of APF530. Subsequent $2.5 million payments were received in both 2007 and January 2010 upon the achievement of certain milestones.

NOTE 14 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents summarized unaudited results of operations for each of our quarters in the years ended December 31, 2012 and 2011.

Quarterly Results of Operations

(in thousands, except per share data)

(unaudited)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$—	$—	$—
Operating expenses	4,769	4,380	6,054	8,628
Interest and other expense, net	(61)	(146)	(195)	(197)
Loss from continuing operations	(4,830)	(4,526)	(6,249)	(8,825)
Discontinued operations	(91)	(43)	128	1,088
Net loss	(4,921)	(4,569)	(6,121)	(7,737)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Net loss	(0.02)	(0.02)	(0.02)	$(0.03)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$395	$251	$—	$—
Operating expenses	1,710	1,791	4,089	4,118
Interest and other expense, net	(1)	(263)	(62)	(47)
Loss from continuing operations	(1,316)	(1,803)	(4,151)	(4,165)
Discontinued operations	(103)	(129)	(51)	(96)
Net loss	(1,419)	(1,932)	(4,202)	(4,261)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.02)	$(0.02)
Net loss	(0.04)	(0.05)	(0.02)	(0.02)

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our assessment using the COSO criteria, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

Our independent registered public accounting firm, OUM & Co., LLP has audited our Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2012. Their reports appear in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference into the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement (the “Proxy Statement”) for the 2013 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference into the information set forth under the captions “Executive Compensation” and “Director Compensation” of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference into the information set forth under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference into the information set forth under the captions “Related Party Transactions” and “Corporate Governance” of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference into the information set forth under the captions “Report of the Audit Committee,” “Ratification of Independent Registered Public Accountants” and “Auditors Fees and Services” of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements and supplementary data set forth in Part II of the Annual Report on Form 10-K are included herein.

2. Financial Statement Schedules

All schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

3. Exhibits

See Exhibit Index beginning on page 81.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.P. PHARMA, INC.

By:	/s/ John B. Whelan
John B. Whelan
President, Chief Executive Officer and Chief Financial Officer
Date: February 28, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints John B. Whelan his true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Whelan John B. Whelan	President, Chief Executive Officer and Chief Financial Officer, Director (Principal Executive, Financial and Accounting Officer)	February 28, 2013

/s/ Robert Rosen Robert Rosen	Senior Vice President, Chief Commercial Officer, Director	February 28, 2013

/s/ Kevin C. Tang Kevin C. Tang	Chairman of the Board of Directors	February 28, 2013

/s/ Stephen Davis Stephen Davis	Director	February 28, 2013

/s/ Barry Quart Barry Quart	Director	February 28, 2013

EXHIBIT INDEX

FORM 10-K ANNUAL REPORT

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

2-A	Asset Purchase Agreement between Registrant and R.P. Scherer South, Inc. dated June 21, 2000.	Current Report on Form 8-K, as Exhibit 2.1	August 9, 2000

3-A	Certificate of Incorporation, as amended through July 29, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1	August 4, 2009

3-B	By laws	Registration Statement on Form S-1 (Registration No. 33-15429) as an Exhibit

3-C	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock.	Current Report on Form 8-K, as Exhibit A to 3.C	December 19, 2006

3-D	Certificate of Amendment of Certificate of Incorporation.	Current Report on Form 8-K, as Exhibit 3.1	June 30, 2011

4-A	Common Stock Certificate.	Registration on Form S-3 (Registration No.333-162968), as Exhibit 4.1	November 6, 2009

10-A	Registrant’s 1997 Employee Stock Purchase Plan, as amended to date.*	Definitive Proxy on Schedule 14A, as Exhibit B	June 3, 2011

10-B	Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant’s executive offices in Redwood City dated as of November 17, 1997.	Annual Report on 10-K for the year ended December 31, 1997, as Exhibit 10-E	March 30, 1998

10-C	Registrant’s 2002 Equity Incentive Plan dated June 13, 2002.*	Registration on Form S-8 (Registration No.333-90428), as Exhibit No. 99.1	June 13, 2002

10-D	Royalty Interest Agreement between Registrant and Paul Royalty Fund dated January 18, 2006.	Quarterly Report on 10-Q for the quarter ended March 31, 2006, as Exhibit 10-Y	May 15, 2006

10-E	Management Retention Agreement between the Registrant and Dr. John Barr dated as of November 8, 2007.*	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007,as Exhibit 10.15	November 14, 2007

10-F	Form of Amended and Restated 2007 Equity Incentive Plan.*	Definitive Proxy on Schedule 14A, as Exhibit A	June 3, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-G	Form of 2007 Equity Incentive Plan Stock Option Agreement.*	Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3	January 14, 2008

10-H	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.*	Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4	January 14, 2008

10-I	Agreement with Johnson & Johnson dated April 14,1992.	Annual Report on 10-K for the year ended December 31, 1992, as an Exhibit

10-J	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-O	March 31, 2008

10-K	Form of 2002 Equity Incentive Plan Restricted Stock Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-P	March 31, 2008

10-L	Form of 2002 Equity Incentive Plan Restricted Stock Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-Q	March 31, 2008

10-M	Amendment to the Registrant’s Non-Qualified Plan.*	Quarterly Report on 10-Q for the quarter ended September 30, 2007, as Exhibit 10.16	November 14, 2007

10-N	Form of Indemnification Agreement.*	Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S	March 31, 2008

10-O	Registrant’s Non-Qualified Plan dated June 13, 2002.*	Registration Statement on Form S-8 (Registration No.333-90428), as Exhibit No. 99.2	June 13, 2002

10-P	Amendment to Management Retention Agreement between the Registrant and Dr. John Barr dated December 23, 2008.*	Annual Report on Form 10-K for the year ended December 31, 2008, as Exhibit 10.W	March 30, 2009

10-Q	Employment Letter Agreement with John B. Whelan, Chief Financial Officer dated as of February 9, 2008.*	Annual Report on Form 10-K for the year ended December 31, 2008, as Exhibit 10.X	March 30, 2009

10-R	Development and License Agreement dated as of September 11, 2009, between the Registrant and Merial Limited.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as Exhibit 10.1	November 16, 2009

10-S	Securities Purchase Agreement, dated as of October 19, 2009, by and among the Registrant and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.1	October 22, 2009

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-T	Registration Rights Agreement, dated as of October 22, 2009, by and among the Registrant and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.2	October 22, 2009

10-U	Form of Warrant to Purchase Shares of Common Stock.	Current Report on Form 8-K, as Exhibit 10.3	October 22, 2009

10-V	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.1	April 28, 2011

10-W	Form of Senior Secured Convertible Note due 2021.	Current Report on Form 8-K, as Exhibit 10.2	April 28, 2011

10-X	Security Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers.	Current Report on Form 8-K, as Exhibit 10.3	April 28, 2011

10-Y	Second Amendment to Lease, effective as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company.	Current Report on Form 8-K, as Exhibit 10.4	April 28, 2011

10-Z	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and John B. Whelan.*	Current Report on Form 8-K, as Exhibit 10.5	April 28, 2011

10-AA	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and Michael A. Adam.*	Current Report on Form 8-K, as Exhibit 10.6	April 28, 2011

10-AB	Securities Purchase Agreement, dated June 29, 2011, by and between A.P. Pharma, Inc. and the purchasers listed on Schedule I thereto.	Current Report on Form 8-K, as Exhibit 10.1	June 30, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-AC	Amendment to Senior Secured Convertible Note Due 2021, dated, June 29, 2011, by and between A.P. Pharma, Inc. and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, by and among A.P. Pharma, Inc. and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.2	June 30, 2011

10-AD	Third Amendment to Lease, effective as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company.	Current Report on Form 8-K, as Exhibit 10.1	August 3, 2011

10-AE	Securities Purchase Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein.	Current Report on Form 8-K, as Exhibit 10.1	July 25, 2012

10-AF	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein.	Current Report on Form 8-K, as Exhibit 10.2	July 25, 2012

10-AG	Management Retention Agreement as of October 15, 2012 by and between the Company and Robert Rosen.*	Filed herewith

10-AH	Management Retention Agreement as of December 3,2012, by and between the Company and Mark Gelder, M.D.*	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.	Filed herewith

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.2	Certification of Chief Financial Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SC	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Extension Definition	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Management contract or compensatory plans.