Form 10-K/A
period 2012-12-31
AP PHARMA INC /DE/
filed 2013-04-30
CIK 818033

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [     ] No [  x ]

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

EXPLANATORY NOTE FOR FORM 10-K/A

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends A.P. Pharma, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 (the “Original Filing”) for the purpose of providing the information required in Part III of Form 10-K and not included in the Original Filing. At the time of filing the Original Filing, we intended to incorporate this information by reference from our proxy statement relating to our 2013 annual meeting of stockholders. However, we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2012. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our President and Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment 1. The currently dated certifications of our President and Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31 and 32. We are also deleting the reference on the cover of the Original Filing to the incorporation by reference of A.P. Pharma, Inc.’s definitive proxy statement into Part III of the Original Filing, updating the signature page and the Exhibit Index in Item 15 of Part IV and appearing after the signature page.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Board of Directors

The number of directors currently authorized to serve on our Board, in accordance with our bylaws, is five.

Certain information regarding each of our directors, including his age, experience, qualifications, attributes and skills that led the Board to conclude that the individual should serve on the Board and his principal occupation and directorships during the past five years, is set forth below:

Name	Age	Position	Director Since
Kevin C. Tang	46	Chairman	2009
John B. Whelan	51	President, Chief Executive Officer and Chief Financial Officer, Director	2011
Stephen R. Davis	52	Director	2012
Barry D. Quart, Pharm.D.	56	Director	2012
Robert Rosen	57	Senior Vice President & Chief Commercial Officer, Director	2012

Kevin C. Tang has served as a member of our Board since February 2009. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. Entities managed by Tang Capital Management, LLC hold a significant ownership position in our common stock. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. He had been a Director of Ardea Biosciences, Inc., a biotechnology company focused on the development of small-molecule therapeutics, from 2003 until the company was acquired by AstraZeneca PLC in June 2012. From June 2009 to September 2010, he was a director of Penwest Pharmaceuticals Co. and, from July 2010 to September 2010, was the Chairman of its Board of Directors until its acquisition by Endo Pharmaceuticals. From 2001 to 2008, he was a director of Trimeris, Inc. Mr. Tang’s qualifications to serve on our Board include his experience as a director of numerous biotechnology companies and his experience as a Managing Director of funds specializing in the area of life sciences.

John B. Whelan was appointed President, Chief Executive Officer and Director in April 2011. Mr. Whelan served as our Acting Chief Executive Officer since May 2010 and Vice President, Finance and Chief Financial Officer since February 2009. He was Chief Operating Officer and Chief Financial Officer at Raven Biotechnologies, Inc., a private company developing antibody-based cancer therapeutics, from April 2002 until the company’s acquisition in July 2008. From January 2000 to March 2002, he was Vice President and Chief Financial Officer at Eos Biotechnology, Inc., a private therapeutic antibodies company. Prior to that, Mr. Whelan held a number of ascending management positions at Hewlett Packard Company, culminating in his tenure as Director of Corporate Development. Mr. Whelan’s qualifications to serve on the Board include his management experience with the Company, which gives him valuable insight into the operations of the Company, and his former executive management positions with other biotechnology companies.

Stephen R. Davis has served as a member of our board of directors since June 2012. Mr. Davis was Executive Vice President and Chief Operating Officer of Ardea Biosciences from April 2010 until the company was acquired by AstraZeneca PLC in June 2012. Prior to joining Ardea, Mr. Davis served as President, Chief Executive Officer from February 2008 to January 2010 and a Director of Neurogen Corporation since 2001, which was acquired by Ligand Pharmaceuticals in December 2009. Prior to his appointment as Chief Executive Officer of Neurogen, Mr. Davis served as its Executive Vice President and Chief Operating Officer and in several other executive roles. While at Neurogen, Mr. Davis completed numerous collaborations with global pharmaceutical companies. Prior to Neurogen, Mr. Davis practiced as a corporate and securities attorney with Milbank, Tweed, Hadley & McCloy LLP. Previously, he practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis’s qualifications to serve on the Board include his management experience with other biotechnology companies and his experience practicing as a corporate and securities attorney. Mr. Davis joined our board in June 2012 as an independent director.

Barry D. Quart, Pharm.D. has served as a member of our board of directors since June 2012. Dr. Quart has been President, Chief Executive Officer and a Director of Ardea Biosciences, a subsidiary of AstraZeneca PLC following its acquisition in June 2012, since its founding in December 2006. Previously, he was with Pfizer, Inc. as Senior Vice President, Pfizer Global Research and Development, and the Director of Pfizer’s La Jolla Laboratories. Prior to Pfizer’s acquisition of the Warner-Lambert Company, Dr. Quart was President of Research and Development at Agouron Pharmaceuticals, Inc., a division of the Warner-Lambert Company. Dr. Quart had joined Agouron in 1993 and was instrumental in the development and registration of nelfinavir (Viracept®). Dr. Quart received his Pharm.D. from University of California, San Francisco. Dr. Quart’s qualifications to serve on the Board include his senior management and director experience with other biotechnology and pharmaceutical companies and his prior drug development experience. Dr. Quart joined our board in June 2012 as an independent director.

Robert Rosen joined A.P. Pharma as Senior Vice President and Chief Commercial Officer in October 2012 and has served as a member of our board of directors since July 2012. Mr. Rosen was most recently managing partner of Scotia Nordic LLC (“Scotia Nordic”). From April 2011 to March 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation, a biotechnology company focused on targeting cancer. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare, where he was responsible for the development of the oncology business unit for regions that included the Americas, Europe, Japan, and Asia Pacific. During his tenure at Bayer HealthCare, he led the launch of Nexavar for the treatment of renal cell carcinoma and hepatocellular carcinoma. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo, where he was responsible for the development of Sanofi’s U.S. oncology business and the launch of Eloxatin for colon cancer. Mr. Rosen’s qualifications to serve on the Board include his extensive drug development and commercialization experience with other biotechnology and pharmaceutical companies. Mr. Rosen joined the board in July 2012 and was initially identified as a director nominee by Standard Pacific Capital Holdings LLLP (“SPCH”). SPCH acted as the lead investor in a private placement of common stock that was completed in July 2012. Scotia Nordic served as an advisor for SPCH in connection with its participation in the offering. Mr. Rosen is not an affiliate of SPCH and SPCH has no rights to appoint a designee to the board.

Information about our Executive Officers

Our other executive officers and their ages and positions as of April 24, 2013 are as follows:

Name	Age	Executive Position	Since
Michael A. Adam, Ph.D.	55	Senior Vice President and Chief Operating Officer	2011
Mark S. Gelder, M.D.	56	Senior Vice President and Chief Medical Officer	2012

Michael A. Adam, Ph.D. was appointed Senior Vice President and Chief Operating Officer in April 2011. Dr. Adam was a consultant with the Company since July 2010. From October 2008 to June 2010, he was Senior Vice President of Pharmaceutical Operations at Spectrum Pharmaceuticals, Inc., a biotechnology company with fully integrated commercial and drug development operations with a primary focus in oncology. From March 2006 to February 2007, Dr. Adam served as Vice President, Drug Development Operations at Anadys Pharmaceuticals, Inc., a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. Prior to that, Dr. Adam held various senior positions with Pfizer Inc., Agouron Pharmaceuticals, Inc. and Bristol-Myers Squibb Company. Dr. Adam received his Ph.D. in organic chemistry at the Massachusetts Institute of Technology.

Mark S. Gelder, M.D. was appointed Senior Vice President and Chief Medical Officer in December 2012. Dr. Gelder was most recently the vice president and global head of medical affairs and pharmacovigilance at GE Healthcare Medical Diagnostics since December 2011. During his tenure, he led the global medical affairs strategy, including preparation and execution of medical launch plans. He was also responsible for global Phase IV and other post-approval commitment studies. From October 2007 to December 2011, Dr. Gelder served as Vice President, Global Medical Affairs Oncology for Bayer Healthcare Pharmaceuticals and was responsible for the global medical strategy supporting the launch of Nexavar®, Stivarga®, and Alpharadin® global launch programs. Dr. Gelder was also the global therapeutic area director of oncology at Wyeth from December 2005 to October 2007, with a focus on the commercial launch of Torisel®. Earlier in his career, Dr. Gelder held roles of increasing responsibility at Pfizer, working on Sutent®, and was also a practicing gynecologic oncologist in both the academic and private sectors. Dr. Gelder received a bachelor’s of science degree from Colgate University, and his doctor of medicine from the University of Virginia’s School of Medicine.

There are no family relationships among any of our directors or executive officers.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is posted on our website at http://www.appharma.com under the caption “Investor Relations.” If we make any substantive amendments to the code of ethics or grant any waiver, including implicit waiver, from a provision of the code of ethics to a director or our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver in the manner set forth in the Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security (the “Reporting Persons”) are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, other than a Form 3 filed on September 12, 2012 by SPCH, LLLP and a Form 4 filed on September 17, 2012 by SPCH, LLP and Andrew R. Midler, jointly, each disclosing a transaction dated July 25, 2012 and each as amended on September 24, 2012, we believe that during fiscal year 2012, all Reporting Persons satisfied such applicable SEC filing requirements.

Corporate Governance

Because the Company’s common stock is quoted on the OTC Bulletin Board, the Company is not subject to the NASDAQ listing standards. In April 2011, the Board determined that there was no longer a need for a standing audit committee, compensation committee or nominating and governance committee. At that time and through fiscal year 2012, the Board assumed the responsibilities of the respective committee roles. The full Board reviews nominees for director positions. The Board believes that not having a nominating committee is appropriate because of the small size of the Board.

Our Board oversees the corporate accounting and financial reporting process. The Board appoints our independent auditor and oversees and evaluates its work, ensures written disclosures and communicates with the independent auditor, meets with management and the independent auditor to discuss our financial statements, meets with the independent auditor to discuss matters that may affect our financial statements, approves all related-party transactions, provides oversight of risk management and approves professional services provided to us by the independent public accountants. The Board is also responsible for reviewing our plans for providing appropriate financial resources to sustain our operations, including review of our strategic plan and annual operating budget. The Board has determined that Stephen Davis, an independent director, qualifies as a financial expert under applicable SEC rules.

Our Board, acting through our non-employee directors, administers our benefit and equity incentive plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. The non-employee directors review and approve goals for our executive officers and evaluate their performance in light of these goals.

In June 2012, the Board established the Product Development Committee and Corporate Development Committee. The Product Development Committee is responsible for working with management in identifying new product candidates. Dr. Quart serves as Chairman of the Product Development Committee. The Corporate Development Committee works with management to help strategize new business opportunities. Mr. Davis is Chairman of the Corporate Development Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to us by each person who served as the Chief Executive Officer during fiscal year 2012 and our next three most highly compensated executive officers, who were serving as executive officers at the end of fiscal year 2012 and whose compensation for fiscal year 2012 exceeded $100,000 (collectively the “Named Executive Officers”).

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Named Executive Officers.

Name and Principal Position(s)	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation		All Other Compensation(2)	Total
John B. Whelan(3)	2012	$395,000	$—	$128,400		$7,500	$530,750
President, Chief Executive Officer and Chief Financial Officer	2011	354,231	5,357,835	197,500	(4)	7,350	5,916,916

Michael Adam, Ph.D.(5)	2012	312,000	—	73,700		7,500	393,050
Senior Vice President and Chief Operating Officer	2011	216,000	2,443,005	109,200	(4)	5,040	2,773,245

Robert Rosen(6)	2012	65,577	5,733,800	15,100		5,000	5,819,477
Senior Vice President and Chief Commercial Officer	2011	—	—	—		—	—

Mark S. Gelder, M.D.	2012	26,923	1,697,600	—		40,000	1,764,523
Senior Vice President and Chief Medical Officer(7)	2011	—	—	—		—	—

(1)

This column represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718 for stock options and awards granted to the Named Executive Officers in 2012 and 2011. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. For additional information on stock options awarded to the Named Executive Officers in 2012 and in prior years, see below under “Outstanding Equity Awards at Fiscal Year-End.” These amounts reflect the grant date fair value for these stock options and awards and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers.

(2)

The stated amounts include sign-on bonus and matching contributions to our 401(k) Plan. We made matching cash contributions equal to 50% of each participant’s contribution during the plan year up to a maximum amount equal to the lesser of: (i) 3% of each participant’s annual compensation; or (ii) $7,500 and $7,350 in 2012 and 2011, respectively.

(3)	Mr. Whelan was appointed President and Chief Executive Officer in April 2011 and had been our Acting Chief Executive Officer since May 2010 and Chief Financial Officer since February 2009.
(4)	The amounts listed were earned in 2011, paid in February 2012, and reflect cash awards to the named individuals under the bonus program.
(5)	Dr. Adam was appointed Senior Vice President and Chief Operating Officer in April 2011.

(6)

Mr. Rosen was appointed Senior Vice President and Chief Commercial Officer in October 2012. The compensation listed for 2012 includes for services as a director, which includes $772,800 for equity awards and $5,000 for director fees.

(7)	Dr. Gelder was appointed Senior Vice President and Chief Medical Officer in December 2012.

Historically, we have maintained a bonus plan under which employees, including Named Executive Officers, have been eligible for bonus payments. An officer’s targeted bonus is a pre-determined percentage of the officer’s base pay; however, the actual bonus earned is determined by the Board based on the attainment of corporate goals.

Retirement Plans

We have established and maintain a retirement savings plan under section 401(k) of the Internal Revenue Code to cover our eligible employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to a 401(k) plan. Our 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code, and its associated trust is exempt from federal income taxation under Section 501(a) of the Internal Revenue Code. Our 401(k) plan permits us to make matching contributions on behalf of eligible employees, and we currently make these matching contributions up to a maximum amount equal to the lesser of: (i) 3% of each participant’s annual compensation; (ii) 50% of the deferred amount; or (iii) $7,500.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers at December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Not Exercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
John B. Whelan	9,048,958	16,501,042		$0.26	7/08/21	—	$—
	90,625	59,375		0.60	7/08/20	—	—
	106,250	43,750		1.93	2/17/20	—	—
	335,417	14,583	(2)	0.61	2/23/19	—	—

Michael Adam, Ph.D.	4,126,042	7,523,958		0.26	7/8/21	—	—

Robert Rosen	—	10,000,000	(4)	0.62	10/15/22	—	—
	347,222	1,152,778	(3)	0.66	7/30/22	—	—

Mark S. Gelder, M.D.	—	4,000,000	(5)	0.53	12/3/22	—	—

(1)	All unvested options vest ratably monthly over the first four years of the ten-year option term, except where noted.
(2)	25% of such options vested on February 23, 2010 and the remainder vest in equal monthly installments over the following 36 months.
(3)

For the total grant of 1,500,000 options, 500,000 of such stock options will vest with respect to 1/12 of the underlying shares monthly so that the options are fully vested one year from the date of grant, and 1,000,000 of such stock options will vest with respect to 1/36 of the underlying shares monthly so that the options are fully vested on the third anniversary of the date of grant.

(4)	Options will vest over a 41-month period from the date of grant pursuant to a vesting schedule set forth in Mr. Rosen’s employment agreement.
(5)	25% of such options will vest at the end of the first year, and the remainder will vest in equal monthly installments over the following 36 months.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

We do not maintain a defined benefit pension plan or a nonqualified deferred compensation plan.

Payments Upon Termination or Change In Control

Potential Payments Upon Termination

In connection with Mr. Whelan’s appointment as President and Chief Executive Officer, we entered into a management retention agreement with Mr. Whelan on April 25, 2011 (the “Whelan Management Agreement”). The Whelan Management Agreement provides that if Mr. Whelan’s employment is terminated by us not in connection with a change of control, without cause, as such term is defined in the Whelan Management Agreement, or by Mr. Whelan as a result of certain events set forth in the Whelan Management Agreement, then, in such case, during the 12 months after the date of termination (the “Severance Period”), he shall receive: (i) monthly, an amount equal to the monthly base salary he was receiving immediately prior to the termination; and (ii) the immediate vesting of unvested stock options, restricted stock and other equity awards that otherwise would have vested during the Severance Period. Additionally, upon such termination, Mr. Whelan shall receive the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Severance Period or until such date when he is no longer eligible for such benefits under applicable law. In the event Mr. Whelan’s employment is terminated without good cause or he resigns for good reason within 12 months following a change of control, then in lieu of the above benefits, during the 18-month period after the date of termination (the “Change of Control Severance Period”), he shall receive: (i) monthly, an amount equal to the greater of: (A) the monthly base salary he was receiving immediately prior to the termination; or (B) the monthly base salary he was receiving immediately prior to the change of control; and (ii) the immediate vesting of unvested stock options, restricted stock and other equity awards. Additionally, upon such termination following a change of control, Mr. Whelan shall receive 150% of the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Change of Control Severance Period or until such date when he is no longer eligible for such benefits under applicable law.

In connection with Dr. Adam’s appointment, we entered into a management retention agreement with Dr. Adam on April 25, 2011 (the “Adam Management Agreement”). The Adam Management Agreement provides that if Dr. Adam’s employment is terminated by us not in connection with a change of control, without cause, as such term is defined in the Adam Management

Agreement, or by Dr. Adam as a result of certain events set forth in the Adam Management Agreement, then, in such case, during the six months after the date of termination (the “Adam Severance Period”), he shall receive: (i) monthly, an amount equal to the monthly base salary he was receiving immediately prior to the termination; and (ii) the immediate vesting of unvested stock options, restricted stock and other equity awards that otherwise would have vested during the Adam Severance Period. Additionally, upon such termination, Dr. Adam shall receive one-half the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Adam Severance Period or until such date when he is no longer eligible for such benefits under applicable law. In the event Dr. Adam’s employment is terminated by us without good cause or he resigns for good reason within 12 months following a change of control, then in lieu of the above benefits, during the twelve months after the date of termination (the “Adam Change of Control Severance Period”), he shall receive: (i) monthly, an amount equal to the greater of: (A) the monthly base salary he was receiving immediately prior to the termination; or (B) the monthly base salary he was receiving immediately prior to the change of control; and (ii) the immediate vesting of unvested stock options, restricted stock and other equity awards. Additionally, upon such termination following a change of control, Dr. Adam shall receive the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Adam Change of Control Severance Period or until such date when he is no longer eligible for such benefits under applicable law.

In connection with Mr. Rosen’s appointment, we entered into a management retention agreement with Mr. Rosen on October 15, 2012 (the “Rosen Management Agreement”). The Rosen Management Agreement provides that if Mr. Rosen’s employment is terminated by us not in connection with a change of control, without cause, as such term is defined in the Rosen Management Agreement, or by Mr. Rosen as a result of certain events set forth in the Rosen Management Agreement, then, in such case, during the six months after the date of termination (the “Rosen Severance Period”), he shall receive: (i) monthly, an amount equal to the monthly base salary he was receiving immediately prior to the termination; and (ii) the immediate vesting of 1,250,000 shares of common stock under the stock option grant issued as of the date of the Rosen Management Agreement. Additionally, upon such termination, Mr. Rosen shall receive one-half the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Rosen Severance Period or until such date when he is no longer eligible for such benefits under applicable law. In the event Mr. Rosen’s employment is terminated by us without good cause or he resigns for good reason within 12 months following a change of control, then in lieu of the above benefits, during the twelve months after the date of termination (the “Rosen Change of Control Severance Period”), he shall receive: (i) monthly, an amount equal to the greater of: (A) the monthly base salary he was receiving immediately prior to the termination; or (B) the monthly base salary he was receiving immediately prior to the change of control; and (ii) the immediate vesting of unvested stock options, restricted stock and other equity awards. Additionally, upon such termination following a change of control, Mr. Rosen shall receive the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Rosen Change of Control Severance Period or until such date when he is no longer eligible for such benefits under applicable law.

In connection with Dr. Gelder’s appointment, we entered into a management retention agreement with Dr. Gelder on December 3, 2012 (the “Gelder Management Agreement”). The Gelder Management Agreement provides that if Dr. Gelder’s employment is terminated by us not in connection with a change of control, without cause, as such term is defined in the Gelder Management Agreement, or by Dr. Gelder as a result of certain events set forth in the Gelder Management Agreement, then, in such case, during the six months after the date of termination (the “Gelder Severance Period”), he shall receive: (i) monthly, an amount equal to the monthly base salary he was receiving immediately prior to the termination: and (ii) unvested stock options, restricted stock and other equity awards that otherwise would have vested during the Gelder Severance Period. Additionally, upon such termination, Dr. Gelder shall receive one-half the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Gelder Severance Period or until such date when he is no longer eligible for such benefits under applicable law. In the event Dr. Gelder’s employment is terminated by us without good cause or he resigns for good reason within 12 months following a change of control, then in lieu of the above benefits, during the twelve months after the date of termination (the “Gelder Change of Control Severance Period”), he shall receive: (i) monthly, an amount equal to the greater of: (A) the monthly base salary he was receiving immediately prior to the termination; or (B) the monthly base salary he was receiving immediately prior to the change of control; and (ii) the immediate vesting of unvested stock options, restricted stock and other equity awards. Additionally, upon such termination following a change of control, Dr. Gelder shall receive the average bonus paid during each of the three 12-month periods (or such shorter period of time during which he was eligible for a bonus) prior to termination. We also agreed to reimburse him for, or continue to pay for, health care benefits during the Gelder Change of Control Severance Period or until such date when he is no longer eligible for such benefits under applicable law.

The following table sets forth information regarding potential payments to be made, or would have been made, to Mr. Whelan, Dr. Adam, Mr. Rosen or Dr. Gelder if a change of control had occurred and their termination payments were triggered on December 31, 2012, assuming maximum payouts.

Name	Salary ($)	Bonus ($)	Value of Options Previously Unvested ($)(1)	Total
John B. Whelan	$592,500	$162,950	$4,785,302	$5,540,752
Michael Adam, Ph.D.	312,000	91,450	2,181,948	2,585,398
Robert Rosen	310,000	15,100	—	325,100
Mark S. Gelder, M.D.	350,000	—	80,000	430,000

(1)

The dollar value of unvested stock options is calculated based on the excess of the closing market price of our common stock on December 31, 2012 over the exercise price of these options. Options would be exercisable for a 90-day period beyond potential termination date. There is no value reported for option grants with option exercise prices that were higher than the closing market price as of December 31, 2012.

Director Compensation

Employee Director Compensation

Our employee directors generally do not receive any compensation for their service as members of our Board. However, Mr. Rosen was appointed as a member of our Board prior to becoming an executive officer of the Company and received a stock option to purchase 1,500,000 shares of our common stock in connection with his appointment as a director on July 30, 2012. The options vest: (i) with respect to 500,000 shares, in equal monthly installments over a twelve-month period so the options are fully vested on the earlier of one year from the grant date and the day before our next annual meeting of stockholders; and (ii) with respect to 1,000,000 shares, in equal monthly installments over a 36 month period so that the options are fully vested on the third anniversary of the grant. Mr. Rosen did not receive any additional compensation for his services as a director. Mr. Whelan did not receive any compensation for his services as a director.

Non-Employee Director Compensation

Our non-employee directors receive cash compensation for their service as members of our Board. Messrs. Turnbull and Tang and Dr. Goddard each received a stock option grant to purchase 500,000 shares of our common stock on April 29, 2012. The options vest in equal monthly installments over a twelve-month period so the options are fully vested on the earlier of one year from the grant date and the day before our next annual meeting of stockholders.

Mr. Davis and Dr. Quart each received a stock option grant to purchase 5,000,000 of our common stock in connection with their appointments as directors on June 18, 2012. The options vest: (i) with respect to 500,000 shares, in equal monthly installments over a twelve-month period so the options are fully vested on the earlier of one year from the grant date and the day before our next annual meeting of stockholders, (ii) with respect to 1,000,000 shares, in equal monthly installments over a 36 month period so that the options are fully vested on the third anniversary of the grant; and (iii) with respect to 3,500,000 shares, in equal monthly installments over a 48 month period so that the options are fully vested on the fourth anniversary of the grant.

Additionally, Dr. Goddard received $25,000 as compensation for his services as Chairman of our Board prior to his departure on July 30, 2012. Mr. Tang received no compensation for his services as Chairman of our Board for the period from July 30, 2012 through December 31, 2012.

The following table shows 2012 compensation for all of our non-employee directors, including our Chairman.

Name(1)	Fees Earned or Paid in Cash	Option Awards(2)	Stock Awards(2)	All Other Compensation	Total
Kevin Tang	$—	$226,000	$—	$—	$226,000
Stephen R. Davis	15,000	2,461,500	—	—	2,476,500
Barry D. Quart, Pharm. D.	15,000	2,461,500	—	—	2,476,500
Paul Goddard, Ph.D. (3)	50,000	226,000	—	—	276,000
Gregory Turnbull(3)	25,000	226,000	—	—	251,000

(1)

Mr. Whelan is not included in this table as he received no compensation for his service as a director. The compensation received by Mr. Whelan as an employee is shown in the Summary Compensation Table. Mr. Rosen is not included in this table because the compensation he received in connection with his appointment as a director is fully reflected in the Summary Compensation Table.

(2)

Amount represents the aggregate grant date fair value of options and awards computed in accordance with “FASB” “ASC” Topic 718. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

(3)	Dr. Goddard and Mr. Turnbull resigned from our Board effective July 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock by: (i) each person known to us to own more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers named in the summary compensation table; and (iv) all directors and executive officers as a group. The number of shares reported in the table below is as of March 22, 2013, or the most recent date of available information, based on filings with the SEC or other information that we are aware of. The information in this table is based solely on statements in filings with the SEC or other reliable information. Unless otherwise indicated, the address of each of the named individuals is c/o A.P. Pharma, Inc., 123 Saginaw Drive, Redwood City, CA 94063. The percentage of ownership is based on 305,628,293 shares of common stock outstanding as of March 22, 2013. Beneficial ownership of shares is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options and warrants and shares of common stock underlying convertible promissory notes that are exercisable or convertible, as the case may be, within 60 days of March 22, 2013 are deemed outstanding for computing the percentage of ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown. Unless otherwise noted, none of the shares shown as beneficially owned are subject to pledge.

Name		Number of Shares(1)	Percent of Class(1)
Tang Capital Partners, LP(2) 4747 Executive Drive, Suite 510 San Diego, California 92121		64,213,600	21.0%
Savitr Capital, LLC(3) One Market Plaza, Steuart Tower, Ste. 1400 San Francisco, CA 94105		38,095,238	12.5%
Baker Bros. Advisors, LLC and its affiliates(4) 667 Madison Avenue New York, NY 10065		30,655,851	10.0%
Perceptive Advisers LLC(5) One Franklin Parkway San Mateo, CA 94403		31,504,199	9.9%
Franklin Advisers, Inc.(6) One Franklin Parkway San Mateo, CA 94403		28,426,334	9.3%
BVF Partners LP(7) 900 North Michigan Avenue, Suite 1100 Chicago, IL 60611		19,950,001	6.4%
IsZo Capital LP(8) 415 Madison Avenue, 15th Floor New York, NY 10017		18,500,001	5.9%
Tekla Capital Management LLC(9) 2 Liberty Square, 9th Floor Boston, MA 02109		16,306,333	5.3%
Broadfin Capital LLC(10) 237 Park Avenue, Suite 900 New York, NY 10017		15,523,810	5.1%
FMR LLC(11) 82 Devonshire Street Boston, MA 02109		15,238,095	5.0%
Kevin C. Tang(2)	Chairman of the Board	71,579,785	23.4%
John B. Whelan(12)	President, Chief Executive Officer and Chief Financial Officer; Director	12,397,916	3.9%
Stephen R. Davis(13)	Director	1,613,918	*
Barry D. Quart Pharm.D. (14)	Director	1,603,072	*
Michael Adam, Ph.D. (15)	Senior Vice President and Chief Operating Officer	5,439,848	1.7%
Mark S. Gelder, MD(16)	Senior Vice President and Chief Medical Officer	4,687	*
Robert Rosen(17)	Senior Vice President and Chief Commercial Officer, Director	646,875	*
Officers and Directors as a group (7 persons) (18)		93,286,101	28.4%

*	Less than 1%.

(1)

Unless otherwise indicated in the footnotes below, based on 305,628,293 shares of common stock issued and outstanding as of March 22, 2013. Assumes the exercise of all outstanding options, warrants and rights to purchase common stock and conversion of all outstanding convertible promissory notes held by such person or group to the extent exercisable or convertible, as the case may be, within 60 days of March 22, 2013, and that no other person has exercised or converted any outstanding security that is exercisable for or convertible into common stock. Certain holders of more than 5% of our outstanding common stock also hold securities that are exercisable or convertible into our common stock. Such derivative securities have limits on the ability of these holders to exercise or convert these securities into our common stock if, after such exercise or conversion, the holder would beneficially own more than a stated percentage of our outstanding common stock (e.g., 9.99%). Where these limits are applicable as of March 22, 2013, the shares underlying these convertible securities that are not currently issuable have been excluded from the beneficial ownership calculations.

(2)

Based on information set forth in a Schedule 13D/A filed with the SEC on July 30, 2012 and a Form 5 filed with the SEC on February 14, 2013 by Tang Capital Partners, LP and its affiliates (“Tang Capital”) reporting beneficial ownership of 64,213,600 shares for Tang Capital Partners, LP and Tang Capital Management, LLC and beneficial ownership of 71,579,785 shares for Kevin C. Tang, in each case based on 305,628,293 shares of common stock outstanding as of March 22, 2013. In the case of Mr. Tang, the total shares reported on this table include 900,000 shares underlying stock options exercisable within 60 days of March 22, 2013. Tang Capital retains 139,000 shares of common stock in a securities margin brokerage account. Beneficial ownership for Tang Capital excludes shares of common stock that may be acquired upon the exercise of warrants and shares that are potentially issuable upon conversion of the principal amount of the Company’s Senior Secured Convertible Notes due 2021 (the “Notes”). The warrants and the Notes have a limit on the ability of the holder to exercise or convert, to the extent that the holder would beneficially own greater than 9.99% of the Company’s common stock following such exercise or conversion, provided that the holder has the ability to increase or decrease this limitation on exercise or conversion upon providing the Company with 61 days of prior written notice.

(3)

Based on information set forth in a Schedule 13G/A filed with the SEC on April 12, 2013 by Savitr Capital, LLC and its affiliates reporting beneficial ownership of 38,095,238 shares, based on 302,205,555 shares of common stock outstanding as of the date of the Schedule 13G/A.

(4)

Based on information set forth in a Schedule 13G filed with the SEC on February 1, 2013 by Felix J. Baker and Julian C. Baker, reporting beneficial ownership of 30,655,851 shares, based on 302,205,555 shares of common stock outstanding as of the date of the Schedule 13G/A. Shares deemed beneficially owned by Messrs. Baker are held of record by 667, L.P., Baker Bros. Life Sciences, L.P., and 14159, L.P. (collectively, “Baker Bros”). Beneficial ownership for Baker Bros and Messrs. Baker includes 4,800,000 shares of common stock that may be acquired upon the exercise of warrants and the conversion of Notes. The warrants and Notes have a limit on the ability of the holder to exercise or convert, to the extent that the holder would beneficially own greater than 9.99% of the Company’s common stock following the exercise or conversion, provided that the holder has the ability to increase or decrease this limitation on exercise or conversion upon providing the Company with 61 days of prior written notice.

(5)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2013 by Perceptive Advisers LLC reporting beneficial ownership of 31,504,199 shares, which includes 18,352,404 shares of Common Stock and 13,151,795 shares underlying Common Stock purchase warrants, based on 302,205,555 shares of common stock outstanding as of the date of the Schedule 13G/A. The number of shares reported as beneficially owned excludes shares of common stock underlying warrants which are currently not exercisable. The warrants have a limit on the ability of the holder to exercise to the extent that the holder would beneficially own greater than 9.99% of the Company’s common stock following the exercise, provided that the holder has the ability to increase or decrease this limitation on conversion upon providing the Company with 61 days of prior written notice.

(6)

Based on information set forth in a Schedule 13G filed with the SEC on February 12, 2013 by Franklin Advisers, Inc. and its affiliates reporting beneficial ownership of 28,426,334 shares. Includes 7,333,334 shares of common stock currently issuable upon the exercise of warrants.

(7)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2012 by BVF Partners LP and its affiliates reporting beneficial ownership of 26,666,667 shares. Includes 6,666,667 shares of common stock currently issuable upon the exercise of warrants.

(8)

Based on information set forth in a Schedule 13G filed with the SEC on July 11, 2011 by IsZo Capital LP reporting beneficial ownership of 18,500,001 shares. Includes 6,166,667 shares of common stock currently issuable upon the exercise of warrants.

(9)

Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2013 by Tekla Capital Management LLC (TCM) and its affiliates reporting beneficial ownership of 16,306,333 shares as a result of acting as investment adviser to H&Q Healthcare Investors (“HQH”) and H&Q Life Sciences Investors (“HQL”), each of which is registered as an investment company pursuant to Section 8 of the Investment Company Act of 1940. Each of TCM and Daniel R. Omstead, through his control of TCM, has sole power to dispose of the 16,306,333 shares beneficially owned by HQH and HQL. Neither TCM nor Daniel R. Omstead has the sole power to vote or direct the vote of the shares beneficially owned by HQH and HQL, which power resides in each fund’s Board of Trustees. TCM carries out the voting of the shares under written guidelines established by each fund’s Board of Trustees.

(10)	Based on information set forth in a Schedule 13G filed with the SEC on December 31, 2012 by Broadfin Capital, LLC reporting beneficial ownership of 15,523,810 shares.
(11)

Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2013 by FMR, LLC reporting beneficial ownership of 15,238,095 shares. Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 15,238,095 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 15,238,095 shares.

(12)	Includes 12,397,916 shares underlying stock options exercisable within 60 days of March 22, 2013.
(13)	Includes 1,565,972 shares underlying stock options exercisable within 60 days of March 22, 2013.
(14)	Includes 1,565,972 shares underlying stock options exercisable within 60 days of March 22, 2013.
(15)	Includes 5,402,084 shares underlying stock options exercisable within 60 days of March 22, 2013.
(16)	Includes 4,687 shares underlying stock options exercisable within 60 days of March 22, 2013.
(17)	Includes 646,875 shares underlying stock options exercisable within 60 days of March 22, 2013.
(18)	Includes 22,441,839 shares underlying stock options exercisable within 60 days of March 22, 2013.

Equity Compensation Plan Information

The table below discloses information as of December 31, 2012 with respect to our equity compensation plans that have been approved by stockholders and equity compensation plans that have not been approved by stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock option and award plans	73,568,590	$0.38	20,471,897
Employee stock purchase plan	—	—	445,701
Equity compensation plans not approved by security holders(1)	12,713,918	0.64	—
Total	86,282,508	$0.42	20,917,598
(1)	See description of the Non-Qualified Stock Plan in Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Pursuant to our Code of Ethics, our executive officers, directors and employees must disclose transactions involving actual or apparent conflicts of interest, such as related-party transactions, to the Chairman of the Board. All related-party transactions between the Company and any of our officers, directors or principal stockholders, must be: (i) approved by a majority of the independent and disinterested members of our Board; (ii) on terms no less favorable to us than could be obtained from unaffiliated third parties; and (iii) in connection with bona fide business purposes.

On April 24, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Tang Capital Partners, LP and Baker Bros. Advisors, LLC and certain affiliated entities (collectively, “Baker Bros”). Mr. Tang, our Chairman of the Board of Directors, is the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP. Pursuant to the Purchase Agreement, we were obligated to issue up to $4.5 million aggregate principal amount of senior secured convertible notes due 2021 that are convertible into shares of our common stock, par value $0.01 (the “Notes”). In May 2011, we received $1.5 million, before expenses, at an initial closing, including $1.2 million from Tang Capital Partners, LP and $0.3 million from Baker Bros. In May 2012, an additional $3.0 million aggregate principal amount of the Notes was purchased, including $2.4 million from Tang Capital Partners, LP and $0.6 million from Baker Bros. The interest rate on the Notes is 6.0%. As of December 31, 2012, there was $4.7 million in aggregate principal amount of Notes outstanding. In fiscal 2012, the Company paid $0.2 million in interest on the Notes in the form of additional principal amount of Notes.

On July 25, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Tang Capital Partners, LP and the purchasers set forth on Schedule A thereto. Mr. Tang, our Chairman of the Board of Directors, is the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP. Pursuant to the Purchase Agreement, we agreed to sell 102,000,000 shares of our common stock for an aggregate price of approximately $53.6 million, at a purchase price of $0.525 per share (the “Private Placement”). We received approximately $50.7 million, net of selling commissions, including approximately $5 million from Tang Capital Partners, LP. Additionally, we received: (i) $20 million from funds affiliated with Savitr Capital, LLC, a 5% holder of our common stock at the time of the Private Placement; (ii) $4.725 million from funds affiliated with Baker Bros., a 5% holder of our common stock at the time of the Private Placement; and (iii) $5 million from funds affiliated with Broadfin Capital LLC, a 5% holder of our common stock following the consummation of the Private Placement.

In connection with entering into the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement, dated July 25, 2012, with the purchasers named on the signature pages thereto. Under the terms of the Registration Rights Agreement, the Company filed within 30 days after the closing of the Private Placement a registration statement with the Securities and Exchange Commission (the “Commission”) to register for resale the shares. The registration statement was declared effective on September 6, 2012. If the Company fails to keep the registration statements continuously effective for a designated time (with limited exceptions), the Company may be obligated to pay to each holder of the shares an amount equal to 1.5% per month of the aggregate purchase price of the unregistered shares held by such holder, capped at a total penalty of 9.0%.

Board Independence

On an annual basis, the Board reviews the independence of all directors in light of each director’s affiliations with the Company and members of management, as well as significant holdings of the Company’s securities. The Board considers all known relevant facts and circumstances in making an independence determination. Although the Company’s common stock is not listed on The NASDAQ Stock Market (“NASDAQ”), the Board uses the definition of independence from the NASDAQ listing standards to assess independence of our directors. Our Board has determined that the following directors are “independent directors” as defined by NASDAQ rules: Dr. Quart and Messrs. Davis and Tang.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by OUM & Co. LLP for fiscal 2012 and 2011.

	2012	2011
Audit fees(1)	$162,000	$160,000
Audit-related fees(2)	—	—
Tax fees(3)	11,590	25,000
All other fees(4)	—	—

Total	$173,590	$185,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements and routine regulatory filings.
(2)	Audit-related fees consist primarily of accounting consultations, employee benefit plan audits and services related to business acquisitions and divestitures.
(3)	Tax fees principally include fees for tax compliance.
(4)	All other fees are fees for any services not included in the first three categories.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index beginning on page 21.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.P. PHARMA, INC.

By:	/s/ John B. Whelan
John B. Whelan
President, Chief Executive Officer and Chief Financial Officer
Date: April 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Whelan John B. Whelan	President, Chief Executive Officer and Chief Financial Officer, Director (Principal Executive, Financial and Accounting Officer)	April 30, 2013

* Robert Rosen	Senior Vice President, Chief Commercial Officer, Director	April 30, 2013

* Kevin C. Tang	Chairman of the Board of Directors	April 30, 2013

* Stephen Davis	Director	April 30, 2013

* Barry Quart, Pharm.D.	Director	April 30, 2013

*By:	/s/ John B. Whelan
John B. Whelan, Attorney-in-Fact

EXHIBIT INDEX

FORM 10-K ANNUAL REPORT

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

2-A	Asset Purchase Agreement between Registrant and R.P. Scherer South, Inc. dated June 21, 2000.	Current Report on Form 8-K, as Exhibit 2.1	August 9, 2000

3-A	Certificate of Incorporation, as amended through July 29, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1	August 4, 2009

3-B	By laws	Registration Statement on Form S-1 (Registration No. 33-15429) as an Exhibit

3-C	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock.	Current Report on Form 8-K, as Exhibit A to 3.C	December 19, 2006

3-D	Certificate of Amendment of Certificate of Incorporation.	Current Report on Form 8-K, as Exhibit 3.1	June 30, 2011

4-A	Common Stock Certificate.	Registration on Form S-3 (Registration No.333-162968), as Exhibit 4.1	November 6, 2009

10-A	Registrant’s 1997 Employee Stock Purchase Plan, as amended to date.*	Definitive Proxy on Schedule 14A, as Exhibit B	June 3, 2011

10-B	Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant’s executive offices in Redwood City dated as of November 17, 1997.	Annual Report on 10-K for the year ended December 31, 1997, as Exhibit 10-E	March 30, 1998

10-C	Registrant’s 2002 Equity Incentive Plan dated June 13, 2002.*	Registration on Form S-8 (Registration No.333-90428), as Exhibit No. 99.1	June 13, 2002

10-D	Royalty Interest Agreement between Registrant and Paul Royalty Fund dated January 18, 2006.	Quarterly Report on 10-Q for the quarter ended March 31, 2006, as Exhibit 10-Y	May 15, 2006

10-E	Management Retention Agreement between the Registrant and Dr. John Barr dated as of November 8, 2007.*	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007,as Exhibit 10.15	November 14, 2007

10-F	Form of Amended and Restated 2007 Equity Incentive Plan.*	Definitive Proxy on Schedule 14A, as Exhibit A	June 3, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-G	Form of 2007 Equity Incentive Plan Stock Option Agreement.*	Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3	January 14, 2008

10-H	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.*	Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4	January 14, 2008

10-I	Agreement with Johnson & Johnson dated April 14,1992.	Annual Report on 10-K for the year ended December 31, 1992, as an Exhibit

10-J	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-O	March 31, 2008

10-K	Form of 2002 Equity Incentive Plan Restricted Stock Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-P	March 31, 2008

10-L	Form of 2002 Equity Incentive Plan Restricted Stock Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-Q	March 31, 2008

10-M	Amendment to the Registrant’s Non-Qualified Plan.*	Quarterly Report on 10-Q for the quarter ended September 30, 2007, as Exhibit 10.16	November 14, 2007

10-N	Form of Indemnification Agreement.*	Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S	March 31, 2008

10-O	Registrant’s Non-Qualified Plan dated June 13, 2002.*	Registration Statement on Form S-8 (Registration No.333-90428), as Exhibit No. 99.2	June 13, 2002

10-P	Amendment to Management Retention Agreement between the Registrant and Dr. John Barr dated December 23, 2008.*	Annual Report on Form 10-K for the year ended December 31, 2008, as Exhibit 10.W	March 30, 2009

10-Q	Employment Letter Agreement with John B. Whelan, Chief Financial Officer dated as of February 9, 2008.*	Annual Report on Form 10-K for the year ended December 31, 2008, as Exhibit 10.X	March 30, 2009

10-R	Development and License Agreement dated as of September 11, 2009, between the Registrant and Merial Limited.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as Exhibit 10.1	November 16, 2009

10-S	Securities Purchase Agreement, dated as of October 19, 2009, by and among the Registrant and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.1	October 22, 2009

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-T	Registration Rights Agreement, dated as of October 22, 2009, by and among the Registrant and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.2	October 22, 2009

10-U	Form of Warrant to Purchase Shares of Common Stock.	Current Report on Form 8-K, as Exhibit 10.3	October 22, 2009

10-V	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.1	April 28, 2011

10-W	Form of Senior Secured Convertible Note due 2021.	Current Report on Form 8-K, as Exhibit 10.2	April 28, 2011

10-X	Security Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers.	Current Report on Form 8-K, as Exhibit 10.3	April 28, 2011

10-Y	Second Amendment to Lease, effective as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company.	Current Report on Form 8-K, as Exhibit 10.4	April 28, 2011

10-Z	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and John B. Whelan.*	Current Report on Form 8-K, as Exhibit 10.5	April 28, 2011

10-AA	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and Michael A. Adam.*	Current Report on Form 8-K, as Exhibit 10.6	April 28, 2011

10-AB	Securities Purchase Agreement, dated June 29, 2011, by and between A.P. Pharma, Inc. and the purchasers listed on Schedule I thereto.	Current Report on Form 8-K, as Exhibit 10.1	June 30, 2011

10-AC	Amendment to Senior Secured Convertible Note Due 2021, dated, June 29, 2011, by and between A.P. Pharma, Inc. and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, by and among A.P. Pharma, Inc. and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.2	June 30, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-AD	Third Amendment to Lease, effective as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company.	Current Report on Form 8-K, as Exhibit 10.1	August 3, 2011

10-AE	Securities Purchase Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein.	Current Report on Form 8-K, as Exhibit 10.1	July 25, 2012

10-AF	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein.	Current Report on Form 8-K, as Exhibit 10.2	July 25, 2012

10-AG	Management Retention Agreement as of October 15, 2012 by and between the Company and Robert Rosen.*	Annual Report on Form 10-K, as Exhibit 10-AG	March 1, 2013

10-AH	Management Retention Agreement as of December 3,2012, by and between the Company and Mark Gelder, M.D.*	Annual Report on Form 10-K, as Exhibit 10-AH	March 1, 2013

23.1	Consent of Independent Registered Public Accounting Firm.	Annual Report on Form 10-K	March 1, 2013

24.1	Power of Attorney	Annual Report on Form 10-K (on signature page)	March 1, 2013

31.1	Certification of Chief Executive Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

101.INS	XBRL Instance Document	Furnished with the Annual Report on Form 10-K	March 1, 2013

101.SC	XBRL Taxonomy Extension Schema Document	Furnished with the Annual Report on Form 10-K	March 1, 2013

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with the Annual Report on Form 10-K	March 1, 2013

101.DEF	XBRL Extension Definition	Furnished with the Annual Report on Form 10-K	March 1, 2013

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with the Annual Report on Form 10-K	March 1, 2013

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with the Annual Report on Form 10-K	March 1, 2013

*	Management contract or compensatory plans.