Form 10-Q
period 2013-03-31
AP PHARMA INC /DE/
filed 2013-05-10
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 30, 2013, 305,628,293 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

A.P. Pharma, Inc.

PART I. Financial Information.

Item 1.	Financial Statements.

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,722	$53,506
Prepaid expenses and other current assets	427	584

Total current assets	46,149	54,090
Property and equipment, net	2,700	1,752
Other long-term assets	130	130

Total assets	$48,979	$55,972

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,825	$1,912
Accrued expenses	3,149	1,750
Convertible notes payable to related parties, net of discount	622	492

Total current liabilities	7,596	4,154
Stockholders’ equity:
Common stock	3,058	3,024
Additional paid-in capital	234,865	232,381
Accumulated deficit	(196,540)	(183,587)

Total stockholders’ equity	41,383	51,818

Total liabilities and stockholders’ equity	$48,979	$55,972

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating expenses:
Research and development	$6,772	$3,329
General and administrative	5,980	1,440

Total operating expenses	12,752	4,769

Operating loss	(12,752)	(4,769)
Interest expense, net	(201)	(61)

Loss from continuing operations	(12,953)	(4,830)
Loss from discontinued operations	—	(91)

Net loss	$(12,953)	$(4,921)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.04)	$(0.02)

Net loss	$(0.04)	$(0.02)

Shares used to compute basic and diluted net loss per share	305,075	200,046

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,953)	$(4,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	91
Depreciation and amortization	70	51
Stock-based compensation	1,835	778
Amortization of debt discount	130	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	157	(40)
Accounts payable	1,330	198
Accrued expenses	1,470	(304)

Net cash used in operating activities	(7,961)	(4,107)

Cash flows from investing activities:
Purchases of property and equipment	(435)	(423)

Net cash used in investing activities	(435)	(423)

Cash flows from financing activities:
Proceeds from warrant exercise	600	—
Proceeds from stock option exercise	12	—

Net cash provided by financing activities	612	—

Net decrease in cash and cash equivalents	(7,784)	(4,530)
Cash and cash equivalents, beginning of period	53,506	17,974

Cash and cash equivalents, end of period	$45,722	$13,444

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

The Company’s lead product candidate, APF530, is being developed for the prevention of both acute chemotherapy-induced nausea and vomiting (CINV) for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuations of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV. APF530 contains the 5-HT3 antagonist granisetron formulated in the Company’s proprietary Biochonomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for APF530 because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for the APF530 NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. On March 28, 2013, we announced that the FDA had issued a Complete Response Letter which identifies several issues which preclude approval of the APF530 NDA in its current form. We believe the issues that remain are addressable, and we will work expeditiously to resubmit the APF530 NDA.

We own the worldwide rights to APF530 and are in the early stage of building commercial infrastructure necessary to commercialize APF530 in the U.S. on our own.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date, but it does not include all of the information and notes required by U.S. GAAP. These unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 1, 2013 (2012 10-K).

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $196.5 million as of March 31, 2013. During 2011 and 2012, we entered into three financing agreements, which provided us capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million. We received approximately $1.3 million, net of issuance costs, from the initial closing and an additional $3.0 million through the issuance of additional convertible notes in May 2012 as a result of the purchasers who participated in the April 2011 convertible note financing fully exercising their rights to purchase additional convertible notes (see Note 8). In June 2011, we entered into definitive agreements for a private placement of units, which were comprised of common stock and warrants (see Note 9). The unit financing, which closed in July 2011, provided the Company with approximately $22.8 million of proceeds, net of issuance costs. In July 2012, the Company closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs (See Note 9). As of March 31, 2013, we had cash and cash equivalents of $45.7 million. The Company believes that its current working capital is sufficient to fund its operations into 2014.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our 2012 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our 2012 10-K, that we believe are of significance, or potential significance, to us.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of March 31, 2013 and December 31, 2012 consisted of money market funds primarily containing U.S. government-backed securities, with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 8).

(3) FAIR VALUE MEASUREMENTS

The three-tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: Level 1) observable inputs such as quoted prices in active markets; Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level l) to measure the fair value of our cash equivalents on our Condensed Balance Sheets as of March 31, 2013 and December 31, 2012. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less. Due to the high ratings and short-term nature of these funds, we consider the inputs used to value all cash equivalents as Level 1 inputs.

(4) NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the outstanding potentially dilutive options, warrants and convertible notes for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Options outstanding	89,225	52,363
Warrants outstanding	81,044	84,127
Common stock underlying convertible notes outstanding	120,320	39,921

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

(5) STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Operating expenses:
Research and development	$142	$304
General and administrative	1,693	474

Total stock-based compensation expense	$1,835	$778

Impact on basic and diluted net loss per common share	$0.01	$—

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	86,283	$0.42	8.2
Granted	7,518	$0.74
Exercised	(63)	$0.19
Expired and forfeited	(4,513)	$0.29

Outstanding at March 31, 2013	89,225	$0.45	8.5

Employee Stock Purchase Plan

We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. In June 2011, our stockholders authorized an increase in the number of shares reserved for issuance under the Purchase Plan by 500,000, for a total of 1,000,000 shares reserved at March 31, 2013. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan during the three months ended March 31, 2013 and 2012.

(6) COMPREHENSIVE LOSS

Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the three months ended March 31, 2013 and 2012 was $13.0 million and $4.9 million, respectively. There were no other changes in equity that were excluded from our net loss for all periods.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

(7) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement with RP Scherer, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Dermatologics (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty). In July 2011, Valeant Pharmaceuticals announced it was acquiring both Ortho and Dermik. The guaranty period initially commenced on July 1, 2000 and was to end on the earlier of July 1, 2010 or the end of two consecutive guaranty periods where the combined gross profit on sales to Ortho and Dermik equals or exceeds the guaranteed gross profit (Two Period Test). The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years and in those years profits did not meet the Two Period Test. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. This new agreement potentially extended the Gross Profit Guaranty period an additional two years to July 1, 2013, unless it was terminated earlier with the Two Period Test. In February 2013, an arbitrator ruled that no additional amounts were owed under the gross profit guaranty and that the term of the gross profit guaranty has ended. We had previously recorded a liability of the $1.1 million related to the amount that Amcol asserted was due under the Gross Profit Guaranty. This event qualified as an adjusting event under ASC 855, Subsequent Event, and in light of the arbitrator’s decision in February 2013, which was final and binding, we reversed this accrual as of December 31, 2012.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in our accompanying Condensed Statements of Operations.

Loss from discontinued operations primarily represents the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$—	$(91)

There was no material basic and diluted loss per common share resulting from discontinued operations for the three months ended March 31, 2013 and 2012.

(8) CONVERTIBLE NOTES TO RELATED PARTIES

In April 2011, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain institutional investors (Purchasers), including a fund affiliated with Kevin C. Tang, who is the Chairman of our Board of Directors, for a private placement of up to $4.5 million in Senior Secured Convertible Notes due 2021 (Notes). The Purchase Agreement provided for the Purchasers to purchase $1.5 million aggregate principal amount of Notes at the initial closing. Pursuant to the Purchase Agreement, the Purchasers had the option to purchase an additional $3.0 million aggregate principal amount of Notes at any time until May 2, 2013 (Purchase Option). The Notes are convertible into shares of the Company’s common stock at a rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes (Conversion Shares).

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

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

As of March 31, 2013, the Company was in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-1, registering for resale 69.6 million shares underlying the Notes. The registration statement was declared effective on July 29, 2011. The Purchasers have agreed to waive their right to require the Company to register the additional shares underlying the Notes until they provide notice otherwise.

The Notes contain an embedded conversion feature that was in-the-money on both issuance dates. Based on an effective fixed conversion rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates, and the Company began amortizing the resultant debt discount over the respective 10-year or remaining term of the Notes. During the three months ended March 31, 2013, accrued interest of approximately $71,000 was paid-in-kind and rolled into the principal balance of the Notes, which resulted in an additional full debt discount for the respective periods. For the three months ended March 31, 2013, interest expense relating to the stated rate of the Notes was approximately $72,000. Interest expense relating to the amortization of debt discount for the three months ended March 31, 2013 was approximately $130,000.

As of March 31, 2013, the carrying value of the Notes was approximately $622,000, which is comprised of the $4,813,000 principal amount of the Notes outstanding, less debt discount of $4,191,000. If the $4.8 million principal amount of Notes is converted, the Company would issue 120.3 million shares of its common stock. Accrued interest on the principal balance was $72,000 at March 31, 2013.

(9) STOCKHOLDERS’ EQUITY

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

Stock Plans

At our annual meeting of stockholders in June 2011, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 90,000,000 shares of common stock, resulting in an aggregate of 95,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. The stockholders also approved an amendment to our 1997 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 500,000, for a total of 1,000,000 shares reserved as of March 31, 2013.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

2011 Private Placement

In June 2011, we entered into a Securities Purchase Agreement with certain purchasers (Securities Purchase Agreement), pursuant to which we agreed to sell 160,000,006 shares of our common stock (Shares) and warrants to purchase 80,000,005 shares of our common stock (Warrants) with an exercise price of $0.18 per share (2011 Private Placement), for an aggregate price of $24.0 million . The 2011 Private Placement closed on July 1, 2011. For each share purchased, the investors received one Warrant to purchase 0.5 shares of common stock (together with a Share, a Unit), at a purchase price of $0.15 per Unit. The Warrants were immediately exercisable and expire on the fifth anniversary of the closing date of July 1, 2011. The Warrants may be exercised for cash only or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the Warrants, by surrender of such Warrant, or a portion of such Warrant, by way of cashless exercise. There is no right to exercise the Warrants to the extent that after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the Warrants can amend or waive the foregoing limitation by written notice to the Company, with such waiver taking effect only upon the expiration of a 61-day notice period.

Under the terms of the Securities Purchase Agreement, on July 29, 2011, the Company filed a registration statement with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants (the Warrant Shares, and collectively with the Shares, the Registrable Securities). The registration statement was declared effective on August 4, 2011. The Company is obligated to maintain the effectiveness of the registration statement with respect to an investor’s Registrable Securities until the investor is able to sell the Registrable Securities without limitation or restriction under Rule 144. If the Company fails to keep the registration statement continuously effective for a designated time (with limited exceptions) during the period the Company is obligated to maintain the registration statement, the Company may be obligated to pay to the holders of the Registrable Securities liquidated damages in an amount equal to 1.0% per month of such holder’s pro rata interest in the total purchase price of the Private Placement, capped at a total penalty of 6.0%.

The Company received total proceeds of $22.8 million from the financing, which was net of issuance costs of approximately $1.2 million. During the three months ended March 31, 2013, the Company received $0.6 million for an exercise of a warrant.

2012 Private Placement

In July 2012, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell 102,000,000 shares of its common stock (2012 Shares) at a purchase price of $0.525 per share of common stock, for an aggregate price of approximately $53.6 million (2012 Private Placement). The 2012 Private Placement closed on July 30, 2012. The proceeds to the Company from the offering, net of issuance costs, were approximately $50.5 million.

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

(10) SUBSEQUENT EVENT

On May 2, 2013, the Company announced that Barry D. Quart, Pharm.D. will join the Company as Chief Executive Officer, Robert Rosen, who joined the Company in October 2012 as Senior Vice President and Chief Commercial Officer, will be promoted to the role of President, and Stephen R. Davis will join the Company as Executive Vice President and Chief Operating Officer. Each executive joined the Company’s Board of Directors in 2012 and will continue to serve as a director.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including uncertainties associated with: the FDA’s response to our NDA when resubmitted; the progress of our research, development and clinical programs; the timing of regulatory approval and commercial introduction of APF530 and future product candidates; our ability to market, commercialize and achieve market acceptance for APF530 and other future product candidates; our ability to establish collaborations for our technology, APF530 and other future product candidates; our estimates for future performance; our estimates regarding our capital requirements and our needs for and ability to obtain additional financing; our ability to protect or enforce our intellectual property rights; volatility in the trading price of our common stock; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not undertake to update them except as required by law.

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

Our lead product candidate, APF530, is being developed for the prevention of acute CINV for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuation of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV. APF530 contains the 5-HT3 antagonist granisetron formulated in the Company’s proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for APF530 because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original NDA seeking approval for APF530 with the FDA. The FDA issued a Complete Response Letter for the APF530 NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. On March 28, 2013, we announced that the FDA had issued a Complete Response Letter which identifies several issues which preclude approval of the APF530 NDA in its current form. We believe the issues that remain are addressable, and we will work expeditiously to resubmit the APF530 NDA.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own.

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends, as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 10-K), Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our 2012 10-K, that we believe are of significance, or potential significance, to us.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Our research and development costs consist primarily of employee salaries and other personnel-related expenses, facility-related expenses, laboratory consumables, development manufacturing, and clinical and pre-clinical related services performed by clinical research organizations, research institutions and other outside service providers.

Research and development expense for the three months ended March 31, 2013 increased by $3.5 million to $6.8 million, from $3.3 million for the three months ended March 31, 2012. Compared to the prior year period, headcount-related costs and project spending for APF530 were higher in the current year period as we worked to validate our manufacturing processes and increase the scale of production. Research and development expense for the year 2013 is expected to be higher as compared to 2012 due to manufacturing-related expenses and additional efforts required to address issues raised in the Complete Response Letter we received in 2013.

General and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended March 31, 2013 increased by $4.6 million to $6.0 million, from $1.4 million for the three months ended March 31, 2012. The increase in the current fiscal period was primarily due to higher headcount-related costs, including stock compensation expense, market research, consulting costs and professional fees. General and administrative expense for the year 2013 is expected to be higher as compared to 2012 due to increased support costs related to the NDA resubmission and a full year of pre-commercialization activities.

Interest expense, net was $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense, net consists primarily of interest expense and amortization of debt discount related to the convertible note financing. Compared to the prior year period, the increase in the current fiscal period in interest expense, net was due to a higher level of convertible notes outstanding.

Loss from discontinued operations represents the loss attributable to the gross profit guaranty associated with the sale of our cosmeceutical and toiletry business. The loss from discontinued operations was $0 and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. See Note 7 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Capital Resources and Liquidity

We had cash and cash equivalents of $45.7 million at March 31, 2013. Cash and cash equivalents decreased by $7.8 million from December 31, 2012 to March 31, 2013, primarily due to cash used in operations.

Net cash used in operating activities for the three months ended March 31, 2013 was $8.0 million, compared to net cash used in operating activities of $4.1 million for the three months ended March 31, 2012. The $3.9 million increase in net cash used was primarily due to the increase in operating loss.

Net cash used in investing activities for the three months ended March 31, 2013 was $0.4 million, compared to net cash used in investing activities of $0.4 million for the three months ended March 31, 2012. The net cash used in both periods was for purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2013 was $0.6 million, compared to $0 for the three months ended March 31, 2012. The increase of $0.6 million was primarily due to proceeds received from the exercises of a warrant and stock options.

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

In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million. We received approximately $1.3 million, net of issuance costs, from the initial closing, whereby $1.5 million aggregate principal amount of convertible notes was issued. In May 2012, the purchasers exercised their rights to purchase the remaining $3.0 million aggregate principal amount of convertible notes, and we received the additional $3.0 million of proceeds. In June 2011, we entered into definitive agreements for a private placement of units comprised of common stock and warrants, for which we received proceeds of $22.8 million, net of issuance costs of approximately $1.2 million. In July 2012, we closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs of approximately $3.1 million.

We believe that our current cash resources are sufficient to fund planned operations into 2014. Our capital requirements going forward will depend on numerous factors, including: our efforts to respond to the FDA’s March 2013 Complete Response Letter; an approval decision by the FDA with respect to APF530; the timing of and cost related to the manufacturing and the commercial launch of APF530, if approved; the technological and market developments from drugs that may compete with APF530; the degree of commercial success of APF530; the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize other products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We may not be able to raise sufficient additional capital when we need it on favorable terms or at all. The sale of additional equity in the future may be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in millions), consisting of our operating lease obligations and purchase commitments. This table excludes amounts already recorded on our balance sheet as current liabilities as of March 31, 2013.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating lease obligations	$2.9	$0.9	$1.5	$0.5	$—
Purchase commitments	1.0	1.0	—	—	—

Total	$3.9	$1.9	$1.5	$0.5	$—

The holders of the convertible notes issued in May 2011 and May 2012 may require prepayment of the Notes at any time beginning on or after May 2, 2012 at each holder’s option. See Note 8 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2013 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. Our available-for-sale securities as of March 31, 2013 consisted of money market funds primarily containing U.S. government-backed securities, with original maturities of ninety days or less. We consider all highly liquid investments purchased with an original maturity of less than or equal to ninety days to be cash equivalents. We did not hold any marketable securities at March 31, 2013.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: During the three months ended March 31, 2013, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 1A.	Risk Factors

Please see the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The risk factors set forth in the Annual Report, along with those risks described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein should be reviewed carefully, in conjunction with the other information contained in this Quarterly Report on Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by our management from time to time. See the discussion of forward-looking statements in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10-AI – Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry Quart.*

Exhibit 10-AJ – Executive Employment Agreement, dated May 1, 2013, by and between the Company and Robert Rosen.*

Exhibit 10-AK – Executive Employment Agreement, dated May 1, 2013, by and between the Company and Stephen Davis.*

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit 32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit 101.INS† XBRL Instance Document

Exhibit 101.SCH† XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF† XBRL Extension Definition

Exhibit 101.LAB† XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.
*	Management contract or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

/S/ JOHN B. WHELAN
Date: May 10, 2013	John B. Whelan
Chief Financial Officer