Form 10-Q
period 2013-06-30
AP PHARMA INC /DE/
filed 2013-08-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 306,969,219 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

A.P. Pharma, Inc.

PART I. Financial Information.

Item 1.	Financial Statements.

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$34,849	$53,506
Prepaid expenses and other current assets	360	584

Total current assets	35,209	54,090

Property and equipment, net	2,733	1,752
Other long-term assets	148	130

Total assets	$38,090	$55,972

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,350	$1,912
Accrued expenses	3,488	1,750
Convertible notes payable to related parties, net of discount	754	492

Total current liabilities	9,592	4,154

Stockholders’ equity:
Common stock	3,060	3,024
Additional paid-in capital	237,392	232,381
Accumulated deficit	(211,954)	(183,587)

Total stockholders’ equity	28,498	51,818

Total liabilities and stockholders’ equity	$38,090	$55,972

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating expenses:
Research and development	$10,531	$3,067	$17,303	$6,396
General and administrative	4,678	1,313	10,659	2,753

Total operating expenses	15,209	4,380	27,962	9,149

Operating loss	(15,209)	(4,380)	(27,962)	(9,149)

Interest expense, net	(204)	(146)	(405)	(207)

Loss from continuing operations	(15,413)	(4,526)	(28,367)	(9,356)
Loss from discontinued operations	—	(43)	—	(134)

Net loss	$(15,413)	$(4,569)	$(28,367)	$(9,490)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.09)	$(0.05)

Net loss	$(0.05)	$(0.02)	$(0.09)	$(0.05)

Shares used to compute basic and diluted net loss per share	305,690	200,112	305,384	200,079

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(28,367)	$(9,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	134
Depreciation and amortization	149	94
Stock-based compensation	4,238	1,793
Amortization of debt discount	261	136
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	206	(291)
Accounts payable	2,849	(74)
Accrued expenses	1,882	(380)

Net cash used in operating activities	(18,782)	(8,078)

Cash flows from investing activities:
Purchases of property and equipment	(541)	(467)

Net cash used in investing activities	(541)	(467)

Cash flows from financing activities:
Proceeds from convertible note financing	—	3,000
Proceeds from warrant exercise	600	—
Proceeds from stock option exercise	41	—
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	25	13

Net cash provided by financing activities	666	3,013

Net decrease in cash and cash equivalents	(18,657)	(5,532)
Cash and cash equivalents, beginning of period	53,506	17,974

Cash and cash equivalents, end of period	$34,849	$12,442

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

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for the APF530 NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. On March 28, 2013, we announced that the FDA had issued a Complete Response Letter, which identifies several issues that preclude approval of the APF530 NDA in its current form. We believe the issues that remain are addressable, and we will work expeditiously to resubmit the APF530 NDA in the first quarter of 2014.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date, but it does not include all of the information and notes required by U.S. GAAP. These unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 1, 2013 (2012 10-K).

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $212.0 million as of June 30, 2013. During 2011 and 2012, we entered into three financing agreements, which provided us capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million. We received approximately $1.3 million, net of issuance costs, from the initial closing and an additional $3.0 million through the issuance of additional convertible notes in May 2012 as a result of the purchasers who participated in the April 2011 convertible note financing fully exercising their rights to purchase additional convertible notes (see Note 8). In June 2011, we entered into definitive agreements for a private placement of units, which were comprised of common stock and warrants (see Note 9). The unit financing, which closed in July 2011, provided the Company with approximately $22.8 million of proceeds, net of issuance costs. In July 2012, the

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

Company closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs (see Note 9). As of June 30, 2013, we had cash and cash equivalents of $34.8 million. The Company believes that its current working capital is sufficient to fund its operations into 2014.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our 2012 10-K, that we believe are of significance, or potential significance, to us.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of December 31, 2012 consisted of money market funds primarily containing U.S. government-backed securities, with original maturities of ninety days or less. The carrying value of our money market funds was included in cash equivalents and approximated their fair value. We have no available-for-sale securities as of June 30, 2013. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 8).

(3) FAIR VALUE MEASUREMENTS

The three-tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: Level 1) observable inputs such as quoted prices in active markets; Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We measured our available-for-sale securities at fair value on a recurring basis. We used quoted prices in active markets (Level l) to measure the fair value of our cash equivalents on our Condensed Balance Sheets as of December 31, 2012. Cash equivalents consisted of highly rated money market funds with maturities of ninety days or less. Due to the high ratings and short-term nature of these funds, we consider the inputs used to value all cash equivalents as Level 1 inputs.

(4) NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the outstanding potentially dilutive options, warrants and convertible notes for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Options outstanding	134,941	63,662
Warrants outstanding	81,044	83,977
Common stock underlying convertible notes outstanding	122,125	115,520

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

(5) STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses:
Research and development	$402	$360	$544	$664
General and administrative	2,001	655	3,694	1,129

Total stock-based compensation expense	$2,403	$1,015	$4,238	$1,793

Impact on basic and diluted net loss per common share	$0.01	$0.01	$0.01	$0.01

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	86,478	$0.42	8.2
Granted	69,732	$0.40
Exercised	(172)	$0.23
Expired and forfeited	(21,097)	$0.56

Outstanding at June 30, 2013	134,941	$0.39	8.9

Employee Stock Purchase Plan

We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. In June 2011, our stockholders authorized an increase in the number of shares reserved for issuance under the Purchase Plan by 500,000, for a total of 1,000,000 shares reserved at June 30, 2013. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan during the six months ended June 30, 2013 and 2012 consisted of 80,027 and 58,571 shares at an average price of $0.31 and $0.21, respectively. Shares available for future purchase under the Purchase Plan were 365,674 at June 30, 2013.

(6) COMPREHENSIVE LOSS

Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the three and six months ended June 30, 2013 was $15.4 million and $28.4 million, respectively. The comprehensive loss for the three and six months ended June 30, 2012 was $4.6 million and $9.5 million, respectively. There were no other changes in equity that were excluded from our net loss for all reported periods.

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

Loss from discontinued operations primarily represents the loss attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$—	$(43)	$—	$(134)

There was no material basic and diluted loss per common share resulting from discontinued operations for the three and six months ended June 30, 2013 and 2012.

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

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

As of June 30, 2013, the Company was in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-1, registering for resale 69.6 million shares underlying the Notes. The registration statement was declared effective on July 29, 2011. The Purchasers have agreed to waive their right to require the Company to maintain the effectiveness of the registration statement and to register the additional shares underlying the Notes until they provide notice otherwise.

The Notes contain an embedded conversion feature that was in-the-money on both issuance dates. Based on an effective fixed conversion rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates, and the Company began amortizing the resultant debt discount over the respective 10-year or remaining term of the Notes. During the three months ended June 30, 2013, accrued interest of approximately $72,000 was paid-in-kind and rolled into the principal balance of the Notes, which resulted in an additional full debt discount for the respective periods. For the three and six months ended June 30, 2013, interest expense relating to the stated rate of the Notes was approximately $73,000 and $145,000, respectively. Interest expense relating to the amortization of debt discount for the three and six months ended June 30, 2013 was approximately $132,000 and $261,000, respectively.

As of June 30, 2013, the carrying value of the Notes was approximately $754,000, which is comprised of the $4,885,000 principal amount of the Notes outstanding, less debt discount of $4,131,000. If the $4.9 million principal amount of Notes is converted, the Company would issue 122.1 million shares of its common stock. Accrued interest on the principal balance was $73,000 at June 30, 2013.

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

Stock Plans

At our annual meeting of stockholders in June 2011, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 90,000,000 shares of common stock, resulting in an aggregate of 95,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. The stockholders also approved an amendment to our 1997 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 500,000, for a total of 1,000,000 shares reserved as of June 30, 2013.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements—(Continued)

(unaudited)

2011 Private Placement

In June 2011, we entered into a Securities Purchase Agreement with certain purchasers (Securities Purchase Agreement), pursuant to which we agreed to sell 160,000,006 shares of our common stock (Shares) and warrants to purchase 80,000,005 shares of our common stock (Warrants) with an exercise price of $0.18 per share (2011 Private Placement), for an aggregate price of $24.0 million. The 2011 Private Placement closed on July 1, 2011. For each share purchased, the investors received one Warrant to purchase 0.5 shares of common stock (together with a Share, a Unit), at a purchase price of $0.15 per Unit. The Warrants were immediately exercisable and expire on the fifth anniversary of the closing date of July 1, 2011. The Warrants may be exercised for cash only or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the Warrants, by surrender of such Warrant, or a portion of such Warrant, by way of cashless exercise. There is no right to exercise the Warrants to the extent that after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the Warrants can amend or waive the foregoing limitation by written notice to the Company, with such waiver taking effect only upon the expiration of a 61-day notice period.

Under the terms of the Securities Purchase Agreement, on July 29, 2011, the Company filed a registration statement with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants (the Warrant Shares, and collectively with the Shares, the Registrable Securities). The registration statement was declared effective on August 4, 2011. The Company is obligated to maintain the effectiveness of the registration statement with respect to an investor’s Registrable Securities until the investor is able to sell the Registrable Securities without limitation or restriction under Rule 144. There is currently only one investor who is an affiliate of the Company and is therefore not able to sell the Registrable Securities without limitation under Rule 144, and that investor has agreed to waive their right to require the Company to maintain the effectiveness of the registration statement until they provide notice otherwise. If the Company fails to keep the registration statement continuously effective for a designated time (with limited exceptions) during the period the Company is obligated to maintain the registration statement, the Company may be obligated to pay to the holders of the Registrable Securities liquidated damages in an amount equal to 1.0% per month of such holder’s pro rata interest in the total purchase price of the Private Placement, capped at a total penalty of 6.0%.

The Company received total proceeds of $22.8 million from the 2011 Private Placement, which was net of issuance costs of approximately $1.2 million. During the six months ended June 30, 2013, the Company received $0.6 million for an exercise of a Warrant.

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

The Company received total proceeds of $50.5 million from the 2012 Private Placement, which was net of issuance costs of approximately $3.1 million.

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

In May 2009, we filed the original NDA seeking approval for APF530 with the FDA. The FDA issued a Complete Response Letter for the APF530 NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. On March 28, 2013, we announced that the FDA had issued a Complete Response Letter which identifies several issues that preclude approval of the APF530 NDA in its current form. We believe the issues that remain are addressable, and we will work expeditiously to resubmit the APF530 NDA in the first quarter of 2014.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our 2012 10-K, that we believe are of significance, or potential significance, to us.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Our research and development costs consist primarily of employee salaries and other personnel-related expenses, facility-related expenses, laboratory consumables, development manufacturing, and clinical and pre-clinical related services performed by clinical research organizations, research institutions and other outside service providers.

Research and development expense for the three months ended June 30, 2013 increased by $7.4 million to $10.5 million, from $3.1 million for the three months ended June 30, 2012. Research and development expense for the six months ended June 30, 2013 increased by $10.9 million to $17.3 million, from $6.4 million for the six months ended June 30, 2012. Compared to the comparable periods in the prior year, headcount-related costs and project spending for APF530 were higher in the current year periods as we worked to validate our manufacturing processes and increase the scale of production. We expect research and development expense for the year 2013 to be higher as compared to 2012 due to manufacturing-related expenses and additional efforts required to address issues raised in the Complete Response Letter we received in March 2013.

General and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended June 30, 2013 increased by $3.4 million to $4.7 million, from $1.3 million for the three months ended June 30, 2012. General and administrative expense for the six months ended June 30, 2013 increased by $7.9 million to $10.7 million, from $2.8 million for the six months ended June 30, 2012. The increases in the current fiscal periods were primarily due to higher headcount-related costs, including stock compensation expense, market research, consulting costs and professional fees. We expect general and administrative expense for the year 2013 to be higher as compared to 2012 due to increased support costs, including headcount-related costs, related to the NDA resubmission and a full year of pre-commercialization activities.

Interest expense, net was $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense, net was $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense, net consists primarily of interest expense and amortization of debt discount related to the convertible note financing. Compared to the prior year periods, the increases in the current fiscal periods in interest expense, net were due to a greater amount of convertible notes outstanding as a result of such convertible note holders purchasing more convertible notes pursuant to their purchase option.

Loss from discontinued operations represents the loss attributable to the gross profit guaranty associated with the sale of our cosmeceutical and toiletry business. The loss from discontinued operations was $0.0 million for the three months ended June 30, 2013 and 2012, respectively. The loss from discontinued operations was $0.0 and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. See Note 7 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Capital Resources and Liquidity

We had cash and cash equivalents of $34.8 million at June 30, 2013. Cash and cash equivalents decreased by $18.7 million from December 31, 2012 to June 30, 2013, primarily due to cash used in operations.

Net cash used in operating activities for the six months ended June 30, 2013 was $18.8 million, compared to net cash used in operating activities of $8.1 million for the six months ended June 30, 2012. The $10.7 million increase in net cash used was primarily due to the increase in operating loss.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2013 and 2012. The net cash used in both periods was for purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2013 was $0.7 million, compared to $3.0 million for the six months ended June 30, 2012. The decrease of $2.3 million was primarily due to $3.0 million of proceeds received from the issuance of convertible notes in the prior year period, which was partially offset by $0.7 million of proceeds in the current year from exercises of a warrant and stock options.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in millions), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of June 30, 2013.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating lease obligations	$2.8	$0.9	$1.6	$0.3	$—

The holders of the convertible notes issued in May 2011 and May 2012 may require prepayment of such notes at any time beginning on or after May 2, 2012 at each holder’s option. See Note 8 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2013 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We did not hold any marketable securities at June 30, 2013.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: During the three months ended June 30, 2013, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2013, the Company and John Whelan amended certain terms of his Management Retention Agreement, dated as of April 25, 2011 (as amended, the “Management Agreement”), which was further amended on June 24, 2013. The Management Agreement, as amended, acknowledges that Mr. Whelan’s removal as President and Chief Executive Officer on May 1, 2013 gives rise to his right under the agreement to voluntarily terminate his employment for good reason, and thereupon be entitled to certain severance benefits as set forth therein. The May 29, 2013 amendment extended the period of time that Mr. Whelan had to elect to resign for good reason. The June 24, 2013 amendment to the Management Agreement provided Mr. Whelan with certain incentives to remain employed with the Company as its Chief Financial Officer through August 15, 2013, which incentives consist of an extension of the period of time over which Mr. Whelan may exercise a portion of his vested stock options. A copy of the amendment to the Management Agreement is filed herewith as an exhibit, the terms of which are incorporated herein by reference.

Item 6.	Exhibits

Exhibit 10-AL – Form of Non-Qualified Stock Option Agreement.

Exhibit 10-AM – Amendment to Management Retention Agreement, dated as of April 25, 2011, as amended May 29, 2013 (as amended, the “Retention Agreement”)*

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

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

A.P. PHARMA, INC.

/S/ JOHN B. WHELAN
Date: August 8, 2013	John B. Whelan
Chief Financial Officer