Form 10-Q
period 2013-09-30
AP PHARMA INC /DE/
filed 2013-11-12
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 313,616,369 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

A.P. Pharma, Inc.

PART I. Financial Information.

Item 1. Financial Statements.

A.P. Pharma, Inc.

Condensed Balance Sheets

(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$22,597	$53,506
Prepaid expenses and other current assets	763	584

Total current assets	23,360	54,090
Property and equipment, net	2,857	1,752
Other long-term assets	153	130

Total assets	$26,370	$55,972

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,250	$1,912
Accrued expenses	2,360	1,750
Convertible notes payable to related parties, net of discount	888	492

Total current liabilities	5,498	4,154
Stockholders’ equity:
Common stock	3,110	3,024
Additional paid-in capital	242,589	232,381
Accumulated deficit	(224,827)	(183,587)

Total stockholders’ equity	20,872	51,818

Total liabilities and stockholders’ equity	$26,370	$55,972

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Research and development	$5,885	$3,626	$23,188	$10,022
General and administrative	6,779	2,428	17,438	5,181

Total operating expenses	12,664	6,054	40,626	15,203

Operating loss	(12,664)	(6,054)	(40,626)	(15,203)
Interest expense, net	(209)	(195)	(614)	(402)

Loss from continuing operations	(12,873)	(6,249)	(41,240)	(15,605)
Income (loss) from discontinued operations	—	128	—	(6)

Net loss	$(12,873)	$(6,121)	$(41,240)	$(15,611)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.04)	$(0.02)	$(0.13)	$(0.07)

Net loss	$(0.04)	$(0.02)	$(0.13)	$(0.07)

Shares used to compute basic and diluted net loss per share	307,496	274,488	306,096	225,063

See accompanying notes to condensed financial statements.

A.P. Pharma, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(41,240)	$(15,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	6
Depreciation and amortization	237	147
Stock-based compensation	8,333	3,773
Amortization of debt discount	396	262
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(202)	(89)
Accounts payable	514	980
Accrued expenses	826	(352)

Net cash used in operating activities	(31,136)	(10,884)

Cash flows from investing activities:
Purchases of property and equipment	(1,518)	(546)

Net cash used in investing activities	(1,518)	(546)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	50,491
Proceeds from convertible note financing	—	3,000
Proceeds from warrant exercise	600	—
Proceeds from stock option exercise	1,120	—
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	25	13

Net cash provided by financing activities	1,745	53,504

Net increase (decrease) in cash and cash equivalents	(30,909)	42,074
Cash and cash equivalents, beginning of period	53,506	17,974

Cash and cash equivalents, end of period	$22,597	$60,048

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

In May 2009, we filed the original New Drug Application (NDA) seeking approval for APF530 with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for the APF530 NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. On March 28, 2013, we announced that the FDA had issued a Complete Response Letter, which identifies several issues that preclude approval of the APF530 NDA in its current form. We believe the issues that remain are addressable, and we are working expeditiously to resubmit the APF530 NDA in the first quarter of 2014.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own.

In November 2013, we initiated a program to expand our pipeline of sustained release products, including a new program targeting the relief of post-surgical pain. We also announced we will pursue a post-approval expansion of APF530 with the goal of demonstrating the utility in the treatment of delayed onset CINV in patients receiving highly emetogenic chemotherapy (HEC) agents. Currently there are no approved 5-HT3 receptor antagonists for the treatment of delayed HEC.

In September 2013, our stockholders approved an amendment to our certificate of incorporation to change our name from A.P. Pharma, Inc. to Heron Therapeutics, Inc. The name change is part of our recent corporate restructuring and rebranding of the Company. We believe the name change will emphasize our shift from a polymer development company to a commercial phase specialty pharmaceutical company, assuming approval of APF530.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. We have evaluated subsequent events through the date that these financial statements were issued. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date, but it does not include all of the information and notes required by U.S. GAAP. These unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 1, 2013 (2012 10-K).

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $224.8 million as of September 30, 2013. During 2011 and 2012, we entered into three financing agreements, which provided us capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million. We received approximately $1.3 million, net of issuance costs, from the initial closing and an additional $3.0 million through the issuance of additional convertible notes in May 2012 as a result of the purchasers who participated in the April 2011 convertible note financing fully exercising their rights to purchase additional convertible notes (see Note 8). In June 2011, we entered into definitive agreements for a private placement of units, which were comprised of common stock and warrants (see Note 9). The unit financing, which closed in July 2011, provided us with approximately $22.8 million of proceeds, net of issuance costs. In July 2012, we closed a common stock financing whereby we received approximately $50.5 million of proceeds, net of issuance costs (see Note 9). As of September 30, 2013, we had cash and cash equivalents of $22.6 million.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

We believe that our current working capital is sufficient to fund planned operations into 2014. However, we will require additional capital to fund our development and operating activities. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in our 2012 10-K, that we believe are of significance, or potential significance, to us.

(2) CASH EQUIVALENTS

Our available-for-sale securities as of December 31, 2012 consisted of money market funds primarily containing U.S. government-backed securities, with original maturities of ninety days or less. The carrying value of our money market funds was included in cash equivalents and approximated their fair value. We have no available-for-sale securities as of September 30, 2013. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 8).

(3) FAIR VALUE MEASUREMENTS

The three-tier fair value hierarchy utilized prioritizes the inputs used in measuring fair value as follows: Level 1) observable inputs such as quoted prices in active markets; Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We measured our available-for-sale securities at fair value on a recurring basis. We used quoted prices in active markets (Level l) to measure the fair value of our cash equivalents on our Condensed Balance Sheets as of December 31, 2012. Cash equivalents consisted of highly rated money market funds with maturities of ninety days or less. Due to the high ratings and short-term nature of these funds, we considered the inputs used to value all cash equivalents as Level 1 inputs.

(4) NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the outstanding potentially dilutive options, warrants and convertible notes for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Options outstanding	125,392	67,940
Warrants outstanding	79,377	84,377
Common stock underlying convertible notes outstanding	123,957	116,790

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

(5) STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense for all awards (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Research and development	$544	$397	$1,088	$1,061
General and administrative	3,551	1,583	7,245	2,712

Total stock-based compensation expense	$4,095	$1,980	$8,333	$3,773

Impact on basic and diluted net loss per common share	$0.01	$0.01	$0.03	$0.02

In the three months ended September 30, 2013, we recorded additional stock-based compensation expense as a result of accelerated vesting of stock options in connection with the resignation of our former chief executive officer.

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	86,478	$0.42	8.2
Granted	76,735	$0.40
Exercised	(4,323)	$0.26
Expired and forfeited	(33,498)	$0.47

Outstanding at September 30, 2013	125,392	$0.40	8.0

Employee Stock Purchase Plan

We adopted an Employee Stock Purchase Plan (Purchase Plan) in 1997. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. In June 2011, our stockholders authorized an increase in the number of shares reserved for issuance under the Purchase Plan by 500,000, for a total of 1,000,000 shares reserved at September 30, 2013. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan during the nine months ended September 30, 2013 and 2012 consisted of 80,027 and 58,571 shares at an average price of $0.31 and $0.21, respectively. Shares available for future purchase under the Purchase Plan were 365,674 at September 30, 2013.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

(6) COMPREHENSIVE LOSS

Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the three and nine months ended September 30, 2013 was $12.9 million and $41.2 million, respectively. The comprehensive loss for the three and nine months ended September 30, 2012 was $6.1 million and $15.6 million, respectively. There were no changes in equity that were excluded from our net loss for all reported periods.

(7) DISCONTINUED OPERATIONS

Cosmeceutical and Toiletry Business

On July 25, 2000, we completed the sale of certain technology rights for our cosmeceutical and toiletry business to RP Scherer Corporation (RP Scherer), a subsidiary of Cardinal Health, Inc. Under the terms of the agreement, we guaranteed a minimum gross profit percentage on RP Scherer’s combined sales of products to Ortho Dermatologics (Ortho) and Dermik Laboratories, Inc. (Dermik) (Gross Profit Guaranty), both of which were acquired by Valeant Pharmaceuticals in July 2011. The Gross Profit Guaranty expense totaled $944,000 for the first seven guaranty years. Effective March 2007, in conjunction with a sale of assets by RP Scherer’s successor company to an Amcol International subsidiary (Amcol), a new agreement was signed between us and Amcol to provide continuity of product supply to Ortho and Dermik. We had previously recorded a liability of $1.1 million related to the amount that Amcol asserted was due under the Gross Profit Guaranty. In February 2013, an arbitrator ruled that no additional amounts were owed. This event qualified as an adjusting event under ASC 855, Subsequent Event, and in light of the arbitrator’s decision in February 2013, which was final and binding, we reversed this accrual as of December 31, 2012.

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in our accompanying Condensed Statements of Operations. Income (loss) from discontinued operations primarily represents the income (loss) attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cosmeceutical and Toiletry Business
Change in estimates for gross profit guarantees	$—	$128	$—	$(6)

There was no material basic and diluted loss per common share resulting from discontinued operations for the three and nine months ended September 30, 2013 and 2012.

(8) CONVERTIBLE NOTES TO RELATED PARTIES

In April 2011, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain institutional investors (Purchasers), including a fund affiliated with Kevin C. Tang, who is the Chairman of our Board of Directors (Board), for a private placement of up to $4.5 million in Senior Secured Convertible Notes due 2021 (Notes). The Purchase Agreement provided for the Purchasers to purchase $1.5 million aggregate principal amount of Notes at the initial closing. Pursuant to the Purchase Agreement, the Purchasers had the option to purchase an additional $3.0 million aggregate principal amount of Notes at any time until May 2, 2013 (Purchase Option). The Notes are convertible into shares of the Company’s common stock at a rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes (Conversion Shares).

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

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

As of September 30, 2013, the Company was in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

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

The Notes contain an embedded conversion feature that was in-the-money on both issuance dates. Based on an effective fixed conversion rate of 25,000 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates, and the Company began amortizing the resultant debt discount over the respective 10-year or remaining term of the Notes. During the three months ended September 30, 2013, accrued interest of approximately $73,000 was paid-in-kind and rolled into the principal balance of the Notes, which resulted in an additional full debt discount for the respective periods. For the three and nine months ended September 30, 2013, interest expense relating to the stated rate of the Notes was approximately $74,000 and $218,000, respectively. Interest expense relating to the amortization of debt discount for the three and nine months ended September 30, 2013 was approximately $134,000 and $396,000, respectively.

As of September 30, 2013, the carrying value of the Notes was approximately $888,000, which is comprised of the $4,958,000 principal amount of the Notes outstanding, less debt discount of $4,070,000. If the $5.0 million principal amount of Notes is converted, the Company would issue 124.0 million shares of its common stock. Accrued interest on the principal balance was $74,000 at September 30, 2013.

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

In September 2013, our stockholders approved a proposal to authorize our Board to effect a reverse stock split of all outstanding shares of our common stock at any ratio at its discretion, from 1-for-10 to 1-for-20 and to grant the Board discretionary authority, within twelve months from September 19, 2013, to determine whether to effect the split and the exact whole number ratio within the range at which the split will be effected. The number of issued and outstanding shares of our common stock would be reduced in accordance with the ratio selected by the Board. The number of shares of common stock that are authorized for issuance under our certificate of incorporation would also be reduced proportionately based on the exchange ratio of the reverse stock split.

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

Stock Plans

At our annual meeting of stockholders in June 2011, our stockholders approved an amendment to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 90,000,000 shares of common stock, resulting in an aggregate of 95,000,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. The stockholders also approved an amendment to our 1997 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 500,000, for a total of 1,000,000 shares reserved as of September 30, 2013.

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

The Company received total proceeds of $22.8 million from the 2011 Private Placement, which was net of issuance costs of approximately $1.2 million. During the nine months ended September 30, 2013, the Company received $0.6 million for an exercise of a Warrant.

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

A.P. Pharma, Inc.

Notes to Condensed Financial Statements – (Continued)

(unaudited)

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

In May 2009, we filed the original NDA seeking approval for APF530 with the FDA. The FDA issued a Complete Response Letter for the APF530 NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. On March 28, 2013, we announced that the FDA had issued a Complete Response Letter which identifies several issues that preclude approval of the APF530 NDA in its current form. We believe the issues that remain are addressable, and we are working expeditiously to resubmit the APF530 NDA in the first quarter of 2014.

We own the worldwide rights to APF530 and are in the early stages of building the commercial infrastructure necessary to commercialize APF530 in the U.S. on our own.

In November 2013, we initiated a program to expand our pipeline of sustained release products, including a new program targeting the relief of post-surgical pain. We also announced we will pursue a post-approval expansion of APF530 with the goal of demonstrating the utility in the treatment of delayed onset CINV in patients receiving highly emetogenic chemotherapy (HEC) agents. Currently there are no approved 5-HT3 receptor antagonists for the treatment of delayed HEC.

In September 2013, our stockholders approved an amendment to our certificate of incorporation to change our name from A.P. Pharma, Inc. to Heron Therapeutics, Inc. The name change is part our recent corporate restructuring and rebranding of the Company. We believe the name change will emphasize our shift from a polymer development company to a commercial phase specialty pharmaceutical company, assuming approval of APF530.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in our 2012 10-K, that we believe are of significance, or potential significance, to us.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Our research and development costs consist primarily of employee salaries and other personnel-related expenses, facility-related expenses, laboratory consumables, development manufacturing, and clinical and pre-clinical related services performed by clinical research organizations, research institutions and other outside service providers.

Research and development expense for the three months ended September 30, 2013 increased by $2.3 million to $5.9 million, from $3.6 million for the three months ended September 30, 2012. Research and development expense for the nine months ended September 30, 2013 increased by $13.2 million to $23.2 million, from $10.0 million for the nine months ended September 30, 2012. Compared to the comparable periods in the prior year, headcount-related costs and project spending for APF530 were higher in the current year periods as we worked to validate our manufacturing processes and increase the scale of production. We expect research and development expense for the year 2013 to be higher as compared to 2012 due to manufacturing-related expenses and additional efforts required to address issues raised in the Complete Response Letter we received in March 2013.

General and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation.

General and administrative expense for the three months ended September 30, 2013 increased by $4.4 million to $6.8 million, from $2.4 million for the three months ended September 30, 2012. General and administrative expense for the nine months ended September 30, 2013 increased by $12.2 million to $17.4 million, from $5.2 million for the nine months ended September 30, 2012. The increases in the current fiscal periods were primarily due to compensation expense incurred in the three months ended September 30, 2013 related to the resignation of our former chief executive officer, including stock compensation expense, higher headcount-related costs, market research, consulting costs and professional fees. We expect general and administrative expense for the year 2013 to be higher as compared to 2012 due to increased support costs, including headcount-related costs, and a full year of pre-commercialization activities.

Interest expense, net was $0.2 million for the three months ended September 30, 2013 and 2012, respectively. Interest expense, net was $0.6 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. Interest expense, net consists primarily of interest expense and amortization of debt discount related to the convertible note financing. Compared to the prior year periods, the increases in the current fiscal periods in interest expense, net were due to a greater amount of convertible notes outstanding as a result of such convertible note holders purchasing more convertible notes pursuant to their purchase option.

Income (loss) from discontinued operations represents the income (loss) attributable to the gross profit guaranty associated with the sale of our cosmeceutical and toiletry business. The income (loss) from discontinued operations was $0.0 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The income (loss) from discontinued operations was $0.0 million for both the nine months ended September 30, 2013 and 2012. See Note 7 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Capital Resources and Liquidity

We had cash and cash equivalents of $22.6 million at September 30, 2013. Cash and cash equivalents decreased by $30.9 million from December 31, 2012 to September 30, 2013, primarily due to cash used in operations.

Net cash used in operating activities for the nine months ended September 30, 2013 was $31.1 million, compared to net cash used in operating activities of $10.9 million for the nine months ended September 30, 2012. The $20.2 million increase in net cash used was primarily due to the increase in operating loss which was partially offset by an increase in stock compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2013 was $1.5 million, compared to $0.5 million for the nine months ended September 30, 2012. The net cash used in both periods was for purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1.7 million, compared to $53.5 million for the nine months ended September 30, 2012. The decrease of $51.8 million was primarily due to $50.5 million of net proceeds received from the sale of common stock and $3.0 million of proceeds received from the issuance of convertible notes in the prior year period, which were partially offset by $1.1 million of proceeds from stock option exercises and $0.6 million of proceeds from a warrant exercise in the current year.

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

We believe that our current cash resources are sufficient to fund planned operations into 2014. However, we will require additional capital to fund our development and operating activities. Our capital requirements going forward will depend on numerous factors, including: our efforts to respond to the FDA’s March 2013 Complete Response Letter; an approval decision by the FDA with respect to APF530; the timing of and cost related to the manufacturing and the commercial launch of APF530, if approved; the technological and market developments from drugs that may compete with APF530; the degree of commercial success of APF530; the number and characteristics of product development programs we pursue and the pace of each program; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize other products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

In September 2013, our stockholders approved a proposal to authorize our Board to effect a reverse stock split of all outstanding shares of our common stock at any ratio at its discretion, from 1-for-10 to 1-for-20 and to grant the Board discretionary authority, within twelve months from September 19, 2013, to determine whether to effect the split and the exact whole number ratio within the range at which the split will be effected. The primary objective in effecting a reverse split is to increase the per share trading price of our common stock. The Board believes that a reverse stock split would put the Company in a better position to have its shares listed on The NASDAQ Capital Market, facilitate higher levels of institutional stock ownership (as investment policies generally prohibit investments in lower-priced securities) and better enable the Company to raise funds to finance development and operations.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in millions), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2013.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Operating lease obligations	$2.7	$1.0	$1.6	$0.1	$—

The holders of the convertible notes issued in May 2011 and May 2012 may require prepayment of such notes at any time beginning on or after May 2, 2012 at each holder’s option. See Note 8 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2013 we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash and cash equivalents. We did not hold any marketable securities at September 30, 2013.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2013, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: During the three months ended September 30, 2013, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 1A. Risk Factors

Our business is subject to various risks, including those described below. You should consider carefully these risk factors and all of the other information included in this Form 10-Q. Any of these risk factors could materially adversely affect our business, operating results and financial condition. These risks are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. Before you decide whether to purchase any of our common stock, you should carefully consider the risk factors set forth below as may be updated from time to time by our future filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Risks Related To Our Business

We are substantially dependent upon the success of our APF530 product candidate. Clinical trial results and the NDA resubmission for this product may not lead to regulatory approval.

We have invested a significant portion of our time and financial resources in the development of our most advanced product candidate, APF530, for which we are initially seeking U.S. Food and Drug Administration (FDA) approval for the prevention of acute chemotherapy-induced nausea and vomiting (CINV) associated with both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV associated with moderately emetogenic chemotherapy (MEC). We currently also plan to conduct a Phase 3 study which, if successful, would allow us to expand our approved product label to include delayed CINV associated with highly emetogenic chemotherapy (HEC).

Our near-term ability to generate revenues and our future success, in large part, depends on the approval and successful commercialization of APF530. We will not be able to commercialize APF530 until we obtain regulatory approval in the United States or foreign countries. In order to satisfy FDA approval standards for the commercial sale of APF530, we must first successfully resolve the issues identified in the Complete Response Letter received from the FDA in March 2013. This letter identified several issues that precluded the approval of APF530 NDA in its current form, including issues relating to: manufacturing of APF530, the administration of APF530 and our analysis of efficacy data for APF530 under more recent guidelines classifying chemotherapy regimens. Although we are currently working to address these issues and currently expect to resubmit the APF530 NDA in the first quarter 2014, there can be no assurance that these responses will be sufficient or that we will be able to resubmit within this time period. Further, the FDA’s review of our resubmission may not produce positive decisions as to whether:

•	APF530 is safe and effective in its proposed use(s) and whether its benefits outweigh the risks;

•	the proposed labeling for APF530 has our desired product indication regarding acute and delayed-onset CINV, as well as HEC and MEC regimens; and

•	the methods used in manufacturing APF530 and the controls used to maintain its quality are adequate to preserve its identity, strength, quality and purity;

Deficiencies on any of the above, or other factors, could prevent or delay obtaining regulatory approval of APF530, which would negatively affect our potential revenues, increase our costs and potentially impair our ability to continue as a going concern.

We may not obtain regulatory approval for APF530 or any of our product candidates. Regulatory approval may also be delayed or cancelled or may entail limitations on the indicated uses of a proposed product.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market APF530 or any other product candidate. In September 2012, we resubmitted the NDA seeking approval for APF530 with the FDA. In March 2013, we received a second Complete Response Letter, which identified several issues that precluded the approval of APF530 NDA in its current form. We are currently working to address these issues and intend to resubmit the APF530 NDA in the first quarter 2014. Our NDA resubmission for APF530 may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval prior to the FDA’s decision on our NDA.

For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug, and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of our NDA for APF530. The review of our resubmitted NDA may also be delayed due to the FDA’s internal resource constraints. Additionally, data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. For example, the FDA may require additional clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process.

Delays in obtaining regulatory approval for APF530, or the issuance of a third Complete Response Letter, would, among other consequences, delay the launch of APF530 and adversely affect our ability to generate revenue from sales of this product and adversely affect our ability to raise additional capital that would be necessary to sustain our operations. Given the additional delays that we would face prior to obtaining approval for APF530, if such approval is ever granted, we may need significant additional capital to fund our operations.

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

•	the scope of our approved product label;

•	perception of physicians and other members of the health care community of the safety and efficacy relative to that of competing products;

•	cost-effectiveness;

•	patient and physician satisfaction with the product;

•	ability to manufacture commercial product successfully and on a timely basis;

•	cost and availability of raw materials;

•	market size for the product;

•	reimbursement policies of government and third-party payors;

•	unfavorable publicity concerning the product or similar drugs;

•	the introduction, availability and acceptance of competing treatments, including those of our collaborators;

•	adverse event information relating to the product;

•	product liability litigation alleging injuries relating to the product;

•	product labeling or product insert language required by the FDA or regulatory authorities in other countries;

•	the regulatory developments related to the manufacture or continued use of the product;

•	extent and effectiveness of sales and marketing and distribution support for the product; and

•	our collaborators’ decisions as to the timing of product launches, pricing and discounting.

Our product revenue will be adversely affected if, due to these or other factors, the products we or our collaborators are able to commercialize do not gain significant market acceptance.

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred recurring losses and had an accumulated deficit of $225 million through September 30, 2013. Even if APF530 is approved, we expect to continue to generate substantial losses over at least the next several years as we:

•	build a sales force and commence commercialization of APF530, if approved;

•	expand drug product development and commercialization efforts;

•	conduct preclinical development and clinical trials; and

•	pursue additional applications for our existing delivery technologies.

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

At September 30, 2013, the Company had cash and cash equivalents in the amount of $23 million. We believe that our current working capital balance is sufficient to fund our operations into 2014. We are pursuing commercialization of APF530 without a partner for the U.S. market, which will likely require us to obtain additional funding and resources to sustain our operations until we can achieve profitability. The need for and amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our APF530 NDA resubmission, the time and costs related to manufacturing of APF530, if approved, and technological and market developments of drugs that may compete with APF530. There can be no assurance that APF530 will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch APF530.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we have incurred significant expenses in developing APF530 and, even if approved, it may not result in a commercially viable product. We are planning a Phase 3 study of APF530 designed to demonstrate the utility of APF530 in the treatment of delayed-onset CINV in patients receiving HEC regimens. If successful, we intend to submit the results of the study in a post-approval application to expand the label of APF530 to include delayed HEC. There can be no assurance that this study will be successful or that the FDA will grant any such label expansion. Before obtaining regulatory approvals for the commercial sale of any products, we, or our partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

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

For example, our most recent Complete Response Letter from the FDA regarding our NDA resubmission for APF530 stated that the NDA could not be approved in its present form due to, among other issues, deficiencies observed during an inspection of the facilities used by our third-party suppliers and manufacturers to produce APF530. If the FDA is not satisfied with our response and any corrective actions taken by these third parties, we may be required to complete additional manufacturing development activities or provide other information to the FDA, which could cause substantial delays in obtaining regulatory approval for APF530, increase our costs and have a material adverse effect on our business and financial condition.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. In addition to obtaining patents in a number of foreign countries, we have also filed U.S. and foreign patent applications on our polymer technology under the Patent Cooperation Treaty and with the European Patent Office, Australia, Canada, China, Hong Kong, Japan, South Korea, Singapore and Taiwan. At December 31, 2012, we had a total of 22 issued U.S. patents and an additional 54 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and April 2026. In addition, APF530 is covered by multiple patents that will expire in 2024. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Risks Related To Our Common Stock

Our stock is considered a penny stock and is subject to additional restrictions on trading. Although we are seeking to relist on Nasdaq, we may be unable or unwilling to take actions required by Nasdaq to successfully relist.

In April 2011, our common stock was delisted from the Nasdaq Capital Market for non-compliance with Nasdaq’s $1.00 per share minimum bid price continued listing requirement and is now quoted on the OTC Bulletin Board, thereby causing trading in our common stock to be limited by “penny stock” restrictions and our ability to raise additional capital to potentially be compromised.

With the delisting of our common stock and our current trading price, it comes within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and is covered by Rule 15g-9 of the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 potentially affects the ability or willingness of broker-dealers to sell our securities and accordingly would also affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Although we have filed a listing application to have our stock re-listed on the Nasdaq Capital Market, there can be no assurance that we will be successful in regaining our Nasdaq listing. For example, we currently do not satisfy the minimum bid price requirement and expect that we would need to effect a reverse split of our common stock to qualify. Further, our current board of directors does not satisfy Nasdaq’s listing standards and we will need to make changes to our board composition to satisfy governance-related listing standards. However, we may be unable or unwilling to make the required changes in board composition, in which case we would not relist our common stock on Nasdaq and would expect to remain trading on the OTC Bulletin Board.

The price of our common stock has been and may continue to be volatile and our planned reverse stock split may further increase volatility or cause a decline in value.

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

Further, our stock price may be subject to additional volatility if we effect a reverse stock split in support of a listing application on Nasdaq. Following reverse splits, the prices of the stocks often trade below the immediate post-split value, resulting in a net loss in value for stockholders. We currently intend to pursue a reverse split of our common stock and we have stockholder authority to implement a split at a ratio of up to 1-for-20. Stockholders who purchase shares prior to our reverse split may lose value after the split is implemented.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a majority of our outstanding securities. Tang Capital Partners, LP and its affiliates’ beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, was approximately 23% as of May 2013, excluding potential further concentration underlying outstanding warrants and our convertible note facility. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also a member of our board.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 31.2 –	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 as amended.

Exhibit 32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 –	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.P. PHARMA, INC.

/s/ Brian G. Drazba
Date: November 12, 2013	Brian G. Drazba
Chief Financial Officer