Form 10-K
period 2013-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2014-03-07
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL & TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-33221

HERON THERAPEUTICS, INC.

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of June 30, 2013 was $73,726,812(1) based upon the closing sale price on OTCQB reported for such date.

As of February 28, 2014, 23,723,968 shares of registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

(1)

Excludes 5,051,049 shares held by directors, officers and stockholders whose ownership exceeds 10% of the outstanding shares at June 30, 2013. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, directly or indirectly, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Introduction—Forward-Looking Statements

In this Annual Report on Form 10-K, the “Company,” “Heron Therapeutics,” “we,” “us” and “our” refer to Heron Therapeutics, Inc.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include, but are not limited to, statements about:

•  the anticipated progress of our research, development and clinical programs and timing of, and prospects for, regulatory approval and commercial introduction of Sustol (also known as APF530) and other future product candidates;

•  estimates of the timing of our resubmission of the New Drug Application (NDA) for Sustol;

•  if approved, the timing of market introduction of Sustol or other future product candidates;

•  our ability to successfully market, commercialize and achieve market acceptance for Sustol or other future product candidates;

•  our ability to successfully develop other drug candidates utilizing our Biochronomer polymer;

•  our ability to establish collaborations for our technology, Sustol and other future product candidates;

•  uncertainties associated with obtaining and enforcing patents;

•  our estimates for future performance; and

•  our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact our actual results, see the “Risk Factors” section of this Form 10-K and the other risks and uncertainties described below under the headings: “Our Lead Product Candidate Sustol,” “Development Pipeline,” “Our Technology Platform,” “Our Strategy,” “Manufacturing and Supply,” Patents and Trade Secrets,” “Competition,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Company Overview

Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.) is a specialty pharmaceutical company developing product candidates using its proprietary Biochronomer™ polymer-based drug delivery platform. This drug delivery platform is designed to improve the therapeutic profile of injectable pharmaceuticals by converting them from products that must be injected once or twice per day to products that need to be injected only once every one or two weeks.

Our lead product candidate, Sustol® (also known as APF530), is being developed for the prevention of acute chemotherapy-induced nausea and vomiting (CINV) for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuations of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. Sustol contains the 5-HT3 antagonist granisetron formulated in the Company’s proprietary Biochonomer™ drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for Sustol because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed an original NDA seeking approval for Sustol with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for the Sustol NDA in March 2010. In September 2012, we resubmitted our NDA for Sustol and, in March 2013, we received a second Complete Response Letter, which identified several remaining issues that need to be addressed prior to approval of the Sustol NDA. We are currently working on addressing these issues and expect to resubmit the Sustol NDA in the second quarter of 2014.

We own the worldwide rights to Sustol and are in the early stages of building the commercial infrastructure necessary to commercialize Sustol in the U.S. on our own, assuming approval by the FDA.

In addition to resubmitting the Sustol NDA, we are seeking to expand the labeled indication for Sustol following its potential approval. In the first half of 2014, we plan to initiate a Phase 3 clinical study with Sustol for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy, an indication for which no 5-HT3 antagonist currently is approved. The 1,000-patient study is expected to be completed in late 2014.

Our core Biochronomer technology, on which Sustol and our other product candidates are based, consists of bioerodible polymers designed to release drugs over a defined period of time. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including, among others, prevention of CINV, pain management and control of inflammation. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to potentially multiple weeks. We are exploring the potential use of our Biochronomer polymer with other drugs and intend to pursue the clinical development of one or more other drug candidates based on our proprietary delivery platform.

In November 2013, we initiated a program to expand our pipeline of sustained-release products, including a new program targeting the relief of post-surgical pain. Preliminary animal studies indicate formulations using our Biochronomer delivery system provided sustained analgesic effects of three to five days. We plan to finalize formulation optimization in 2014 and initiate a Phase 1 study in mid-2014. As of 2012, approximately 25 million procedures1 associated with post-operative pain were conducted in the U.S. In addition, U.S. post-operative pain market sales were approximately $3.1 billion2 in 2012.

We were founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc. (AMCO). AMCO changed its name to Advanced Polymer Systems, Inc. in 1984 and was reincorporated in the state of Delaware in 1987. We changed our name to A.P. Pharma, Inc. in May 2001 to reflect a new pharmaceutical focus.

On January 13, 2014, we amended our Certificate of Incorporation to change our name to Heron Therapeutics, Inc. and to effect a combination of our outstanding common stock at a ratio of one-for-twenty (Reverse Stock Split). All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. All stock options, convertible notes and warrants outstanding were ratably adjusted to give effect to the Reverse Stock Split.

On January 23, 2014, our common stock was approved for listing and began trading on The NASDAQ Capital Market under the symbol HRTX.

Our principal offices are located at 123 Saginaw Drive, Redwood City, California 94063. Our telephone number is (650) 366-2626. Our website is located at www.herontx.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Our Lead Product Candidate—SUSTOL

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

[1]	Custom Research Project by Design Resources completed in 2013.
[2]	Decision Resources, Acute Pain, December 2012.

Current treatment options for preventing CINV include injectable 5-HT3 antagonists such as palonosetron (Aloxi®), ondansetron (formerly marketed by GlaxoSmithKline as Zofran®) and granisetron (formerly marketed by Roche as Kytril®). Aprepitant (Emend®), an NK1 antagonist, is also used to prevent CINV and is typically used in combination with an injectable 5-HT3 antagonist. As shown in the table below, several injectable 5-HT3 antagonists are approved for the prevention of acute CINV in patients receiving either moderately or highly emetogenic chemotherapy. Within the last several years, generic versions of granisetron and ondansetron have become available. Aloxi is the only injectable 5-HT3 antagonist approved for the prevention of delayed CINV in patients receiving moderately emetogenic chemotherapy. No injectable 5-HT3 antagonist is approved for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy.

Approved Injectable 5-HT3 Antagonists

Chemotherapy Regimen	Acute CINV	Delayed CINV
Moderately Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Palonosetron (Aloxi)	Palonosetron (Aloxi)
Highly Emetogenic	Granisetron (Kytril) Ondansetron (Zofran) Palonosetron (Aloxi)	None

Despite evidence that delayed CINV affects as many as 50–70% of patients and that more patients experience delayed CINV than acute CINV, oncology nurses and physicians frequently underestimate the magnitude of these problems in the patients for whom they care. This may occur in part since patients often do not report side effects they experience at home following chemotherapy treatments. Even though high percentages of chemotherapy patients experience such delayed nausea and emesis, presently Aloxi is the only injectable 5-HT3 antagonist approved for the prevention of delayed CINV. We believe that Sustol, if approved, could become the second long-acting product given in a single injection that is capable of addressing this important medical need. Eisai Company, which markets Aloxi in the U.S., reported U.S. Aloxi sales of $427 million in calendar year 2013.

Our Solution—SUSTOL

Our lead product candidate, Sustol, is being developed for the prevention of acute CINV in patients receiving both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV in patients receiving moderately emetogenic chemotherapy. Sustol is delivered by a single subcutaneous injection and contains the 5-HT3 antagonist granisetron. Granisetron, for infusion and oral tablets, is approved for the prevention of acute CINV, but not delayed CINV. We selected granisetron for Sustol because it is widely prescribed by physicians based on a well-established record of safety and efficacy and because it became generically available in 2007.

In our pivotal Phase 3 clinical trial of Sustol, in which we enrolled more than 1,300 patients, we successfully demonstrated that Sustol’s efficacy in preventing CINV was statistically non-inferior to that of Aloxi. If we obtain regulatory approval for Sustol, we believe that Sustol will represent an attractive treatment for the many cancer patients that suffer from CINV.

Phase 2 Clinical Trial

In September 2005, we completed an open-label Phase 2 clinical trial of Sustol. We evaluated the safety, tolerability and pharmacokinetics of Sustol in 45 cancer patients undergoing either moderately or highly emetogenic chemotherapy. In addition, efficacy endpoints were evaluated relating to emetic events and the use of additional medication for treating CINV. Sustol was well tolerated in this study; there were no serious adverse events attributed to Sustol, and fewer than 10% of participating patients had injection site reactions, all of which were mild.

A substantial proportion of the patients in our Phase 2 clinical trial were complete responders, meaning they experienced no vomiting and received no additional medication for CINV during the observation period. These efficacy results compared favorably to similar data for Aloxi, as reported from its Phase 3 clinical trials. Based on these results, we designed our Phase 3 clinical program to directly compare Sustol to Aloxi in a prospective randomized trial design.

Pivotal Phase 3 Clinical Trial

In December 2005, we held our end-of-Phase 2 meeting with the FDA, at which we discussed our registration strategy and our proposed design for the pivotal Phase 3 clinical trial. Following this meeting, we finalized plans for our pivotal Phase 3 clinical trial in accordance with FDA input. The goals of the trial were to demonstrate the safety and efficacy of Sustol in the treatment of CINV following the administration of highly or moderately emetogenic chemotherapy and to establish an effective dose for Sustol. The trial was structured to compare the two Sustol doses (containing 5 mg and 10 mg of granisetron) with the FDA-approved dose of Aloxi across four different primary efficacy endpoints:

•  non-inferiority to Aloxi for the prevention of acute CINV in patients receiving moderately emetogenic chemotherapies;

•  non-inferiority to Aloxi for the prevention of delayed CINV in patients receiving moderately emetogenic chemotherapies;

•  non-inferiority to Aloxi for the prevention of acute CINV in patients receiving highly emetogenic chemotherapies; and

•  superiority to Aloxi for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapies (superiority to Aloxi was chosen for this endpoint because Aloxi is not approved for this indication).

Our pivotal Phase 3 clinical trial was initiated in May 2006 as a multicenter, randomized, observer-blind, actively-controlled, double-dummy, parallel group study that compared the efficacy of Sustol to Aloxi. The trial stratified patients into two groups, one receiving moderately and the other receiving highly emetogenic chemotherapeutic agents in accordance with the Hesketh algorithm, which assigns emetogenic levels based on the chemotherapy agent, drug dosage and combinations employed. In each emetogenic group, patients were randomized during Cycle 1 to receive Sustol high dose (10 mg granisetron), Sustol low dose (5 mg granisetron) or the currently approved dose of Aloxi. For up to three subsequent treatment cycles (Cycles 2–4), the patients were re-randomized to receive either of the two Sustol doses. The diagram below provides further graphical representation of the patient stratification design and target enrollment for patient randomization in our clinical trial. The study completed patient enrollment of 1,395 patients in June 2008, and we announced top-line results on September 30, 2008.

The 10 mg dose of Sustol achieved complete response (CR) rates that were numerically higher than, and statistically non-inferior to, Aloxi across all four assessments. The 5 mg dose of Sustol did not demonstrate non-inferiority to Aloxi for all endpoints. Sustol did not achieve the superiority endpoint for the delayed CINV assessment for highly emetogenic chemotherapies. Aloxi is not FDA approved for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapies; therefore, Sustol needed to be statistically superior to Aloxi for this endpoint to receive FDA approval for this use. CR was defined as the absence of emetic episodes or use of anti-emetic rescue medications during a specified period of time. The time periods studied for CINV onset were 0 to 24 hours after chemotherapy, which is known as acute CINV, and 24 to 120 hours after chemotherapy, which is known as delayed CINV.

The results summarized below are the primary endpoints from the study, with such data being drawn from the first cycle of treatment:

Complete Response by Treatment–Cycle 1

Emetogenicity Level	Treatment Group			Statistics vs. Aloxi (Confidence Interval)
	SUSTOL (5 mg)	SUSTOL (10 mg)	Aloxi	5 mg	10 mg
Moderately emetogenic	(n=214)	(n=212)	(n=208)
• Acute CINV	74.8%	76.9%	75.0%	NI (-9.8, 9.3)	NI (-7.5, 11.4)
• Delayed CINV	51.4%	58.5%	57.2%	I (-16.7, 5.1)	NI (-9.5, 12.1)
Highly emetogenic	(n=229)	(n=240)	(n=238)
• Acute CINV	77.7%	81.3%	80.7%	NI (-12.1, 6.1)	NI (-8.2, 9.3)
• Delayed CINV	62.4%	67.1%	64.3%	NS (-12.6, 8.8)	NS (-7.7, 13.2)

(NI) Non-inferior efficacy was determined using a modified Bonferroni step down procedure. The lower bound of the adjusted Confidence Interval to establish non-inferiority was negative 15%. The Confidence Intervals shown for the moderately emetogenic and highly emetogenic levels are 97.5% and 98.3%, respectively. (NS) = No significant difference. (I) = Inferior efficacy.

Sustol was generally well tolerated, with a side effect profile consistent with previous human use of granisetron and only one serious adverse event reported as possibly attributed to Sustol. In Cycle 1, the data showed a low incidence of patients discontinuing therapy due to any adverse events (related or unrelated to study drugs): 0.5%, 0.9% and 0.9% in the moderately emetogenic patient group, and 2.0%, 3.5% and 1.2% in the highly emetogenic patient group for Sustol 5 mg, Sustol 10 mg and Aloxi, respectively. Further, of the patients completing the first cycle, 1,043 went on to receive a total of 2,374 additional doses of Sustol in Cycles 2 to 4. Of these patients, only 2 (or 0.2%) discontinued therapy due to treatment-related adverse events.

Additional data from the pivotal Phase 3 clinical trial comparing Sustol to Aloxi were released on November 5, 2008 and are reported below. These additional data included predetermined secondary efficacy endpoints and safety data that were not available at the time the top-line data were released. We believe that the overall clinical data package demonstrates the robustness of the Sustol clinical response within and across chemotherapy cycles. Some of the additional key findings follow:

•  Collectively, the Phase 3 efficacy and safety data support the conclusion that 10 mg is the most effective dose of Sustol and, therefore, was the selected dose for the NDA.

•  In patients receiving multiple cycles of Sustol, CR rates were observed to generally increase over four cycles of chemotherapy, as shown in the following table:

Complete Response of SUSTOL 10 mg Dose Over Four Chemotherapy Cycles

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

•  The Phase 3 clinical trial protocol predefined multiple primary and secondary endpoints, including complete response, complete control (no emesis, no rescue therapy and no greater-than-mild nausea) and total response (no emesis, no rescue therapy and no nausea) measured over defined time intervals (acute, delayed and overall). Although there were no significant differences between the Sustol 10 mg dose and Aloxi, the response rates for the Sustol 10 mg dose were numerically higher than Aloxi in all nine analyses for moderately emetogenic chemotherapy and in five of nine analyses for highly emetogenic chemotherapy. As noted above, however, Sustol did not achieve the primary endpoint of significant superiority to Aloxi in the highly emetogenic group at any dose.

•  The safety profile for Sustol was similar to that for Aloxi; the most notable adverse event was constipation, observed in 15.4% and 13.4% of patients receiving Sustol 10 mg and Aloxi, respectively. Headache was observed in 10.0% and 9.7% of patients receiving the Sustol 10 mg dose and Aloxi, respectively.

•  Investigators were required to observe and record all reactions associated with the subcutaneous injection site on days one and five for each treatment cycle. Overall, greater than 90% of the recorded observations were mild in severity, the most common being injection-site redness and bruising. With each additional cycle of treatment, the frequency of injection site reactions decreased, indicating Sustol can safely be administered for multiple cycles.

•  During the trial, patients received more than 1,600 separate injections of the Sustol 10 mg dose. Assessment of any injection-site pain was made on days one and five of treatment: on day one, less than 0.1% of injections resulted in any reports of pain; on day five, approximately 4% of injections resulted in a report of pain. All but four of these reports of pain were recorded as mild, with the four recorded as moderate. Additional data from the pivotal Phase 3 clinical trial were presented at the annual meeting of the American Society of Clinical Oncology on June 1, 2009, and are reported below.

•  CR rates for the Sustol 10 mg dose were generally higher in patients who had received prior chemotherapy when compared to patients who had not received any previous chemotherapy. Additionally, in all instances, CR rates for Sustol in patients receiving prior chemotherapy were numerically higher than those observed for Aloxi. Based on previous clinical studies, many physicians believe that the risk of CINV increases with each additional cycle of chemotherapy. These new data may suggest potential utility for Sustol in treating patients who have received prior chemotherapy.

•  Of the highly emetogenic chemotherapy regimens, those containing cisplatin are considered to be the most troublesome due to their ability to cause significant delayed CINV. The CR rates for patients receiving cisplatin- based regimens were numerically higher for the Sustol 10 mg dose when compared to Aloxi in both acute and delayed CINV. Specifically, in acute CINV, Sustol had an 81.1% CR rate versus 75.5% for Aloxi, and, in delayed CINV, Sustol had a 66.0% CR rate versus 60.4% for Aloxi. These differences were not statistically significant.

•  A pharmacokinetic analysis, conducted in a sub-group of patients, showed that a single Sustol 10 mg dose maintained blood levels of granisetron for the entire five-day period.

Additional Clinical Studies

In the first quarter of 2012, at the request of the FDA, the Company completed a thorough QT study of Sustol. The study was conducted to assess the potential for granisetron, the active drug in Sustol, to prolong the QT interval across a wide range of plasma drug concentrations (the QT interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle, and, in general, the QT interval represents electrical depolarization and repolarization of the left and right ventricles). Prolongation of the QT interval may increase the risk of fatal cardiac tachyarrhythmias. As such, the FDA requires a thorough QT study, which examines a drug’s potential to prolong the QT interval, for many drugs in development. Moxifloxacin, a drug known to prolong the QT interval, is a standard positive control used in thorough QT studies. The study met its protocol-specified primary end point and demonstrated that granisetron did not have an effect on cardiac repolarization as measured by prolongation of the QT interval. A pharmacokinetic/pharmacodynamic (PK/PD) analysis demonstrated that there was no relationship between plasma granisetron concentrations and the heart-rate-corrected QT interval (QTc) (slope of zero).

This study was a randomized, double-blind, placebo-controlled, four-way, crossover trial in 56 healthy adults that compared the effects of: (1) Sustol at twice its proposed therapeutic dose; (2) intravenous granisetron at five times its therapeutic dose; (3) oral moxifloxacin (400 mg), a known pro-arrhythmic; and (4) saline placebo, on the surface electrocardiogram with primary focus on the QT interval. The primary end point was to determine that granisetron had no clinically meaningful effect on QTc, defined as the upper bound of the one-sided 95% confidence interval for placebo-adjusted, baseline-subtracted QTc being less than 10 milliseconds at all time points. The primary end point was met irrespective of heart-rate correction methodology (QTcF, QTcl, QTcB). Moxifloxacin, the study’s positive control, demonstrated QTc prolongation consistent with previous clinical experience.

Also in the first quarter of 2012, the Company completed a study of the metabolism of Sustol in healthy volunteers. This study was requested by the FDA to corroborate pre-clinical animal metabolism data for the polymer used in Sustol with metabolism data in humans. The study provided quantitative results confirming how the polymer is metabolized by the human body. The results of the study were consistent with preclinical studies, and these results were included in the resubmission of the NDA.

New Drug Application

In May 2009, we filed an NDA for Sustol with the FDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA). In March 2010, we received a Complete Response Letter from the FDA, which stated that the NDA we submitted in May 2009, requesting approval of Sustol, could not be approved as it was initially submitted. The primary points raised in the initial Complete Response Letter were as follows:

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

We met with the FDA in February and March 2011 to clarify the work needed to address the issues identified in the letter and resubmit the NDA. At the February 2011 meeting, we presented information concerning the clinical pharmacology of Sustol and a revised presentation format for certain clinical data from our Phase 3 clinical study. The FDA indicated that we would need to complete a thorough QT study prior to resubmitting its NDA and clarified the requirements for a previously requested metabolism study. The FDA also indicated that the revised presentation format for the clinical data was acceptable for resubmission. The FDA did not request that we conduct any additional efficacy studies. At the March 2011 meeting, the dosing system and the characterization and manufacturing of Sustol were discussed. We also presented the results of the additional analytical work it had completed since receipt of the Complete Response Letter.

Following these meetings, we performed a number of activities in order to address the items requested by the FDA, including the following:

•  We changed our dosing system from the former two-syringe administration system employing a 1-inch needle to a single-syringe system employing a 5/8-inch needle.

•  We conducted Human Factors studies to demonstrate that Sustol could be administered safely to patients.

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

In September 2012, we resubmitted the NDA seeking approval for Sustol. In March 2013, the FDA issued a second Complete Response Letter, which identified several issues that precluded the approval of the Sustol NDA resubmission, including issues relating to:

Chemistry, Manufacturing and Control

•  The FDA requested resolution of observations made during inspection at two of our contract manufacturing sites. Satisfactory resolution of these issues is required for resubmission and approval.

Administration

•  The FDA requested that we repeat the Human Factors testing with material made by commercial suppliers.

Clinical

•  The FDA requested that we provide data sets and algorithms to allow the reanalysis of the clinical data versus the revised American Society of Clinical Oncology (ASCO) 2011 CINV guidelines.

We believe the issues that remain are addressable, and we are working expeditiously to resubmit the Sustol NDA in the second quarter of 2014.

Section 505(b)(2) of the FDCA permits the FDA, in its review of an NDA, to rely on studies that were not conducted by or for the applicant and to which the applicant has not obtained a right of reference. Such studies can be provided by published literature, or the FDA can rely on previous findings of safety and efficacy for a previously approved drug. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug. In such cases, the additional information in 505(b)(2) applications necessary to support the change from the previously approved drug is frequently provided by new studies submitted by the applicant. Our 505(b)(2) application relies on the FDA’s previous finding of safety and effectiveness for the active ingredient in Sustol, granisetron, together with the additional clinical and nonclinical data that we submitted to demonstrate the safety and effectiveness of our formulation of the drug product for the indications for which we are seeking approval.

Development Pipeline

In addition to resubmitting the Sustol NDA, we are seeking to expand the labeled indication for Sustol following its potential approval. In the first half of 2014, we plan to initiate a Phase 3 clinical study with Sustol for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy, an indication for which no 5-HT3 antagonist currently is approved. The 1,000-patient study is expected to be completed in late 2014.

In November 2013, we initiated a program to expand our pipeline of sustained release product candidates, including a new program targeting the relief of post-surgical pain. Preliminary animal studies indicate formulations using our Biochronomer delivery system provided sustained analgesic effects of three to five days. We plan to finalize formulation optimization in 2014 and initiate a Phase 1 study in the second half of 2014. As of 2012, approximately 25 million procedures3 associated with post-operative pain were conducted in the U.S. In addition, U.S. post-operative pain market sales were approximately $3.1 billion4 in 2012.

Research and Development

As of December 31, 2013, we had 31 employees engaged in research and development and quality control. Research and development expenses for 2013, 2012 and 2011 were $32.8 million, $15.2 million and $8.2 million, respectively.

Our Technology Platform

We have developed a broad family of polymers with unique attributes, known collectively as poly (ortho esters), under the trade name Biochronomer. We have completed over 100 in vivo and in vitro studies demonstrating that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including, among others, pain management, prevention of nausea and control of inflammation. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated.

Our Biochronomer technology can provide sustained levels of drugs for prolonged efficacy. The Biochronomer “links,” or bonds, are stable at neutral pH conditions. Upon coming into contact with water-containing media, such as internal body fluids, the water reacts with these bonds. This reaction is known as hydrolysis. During the hydrolysis of the Biochronomer links, acidic

[3]	Custom Research Project by Design Resources completed in 2013.
[4]	Decision Resources, Acute Pain, December 2012.

elements are produced in a local micro-environment, in a controlled manner, without impacting the overall neutrality of the drug delivery system. These elements assist in the continued, controlled erosion of the polymer with a simultaneous, controlled release of the active drug contained within the Biochronomer. By varying the amount of the acidic elements in the Biochronomer, different rates of hydrolysis may be effectively realized. In this manner, delivery times ranging from days to potentially multiple weeks can be achieved.

Due to the inherent versatility of our Biochronomer technology, products can be designed to deliver drugs at a variety of implantation sites including: under the skin, at the site of a surgical procedure, in joints, in the eye or in muscle tissue. Our Biochronomers can be prepared in a variety of physical forms, ranging from hard, glassy materials to fluids of varying viscosity that are injectable at room temperature, by proper selection of monomers. A significant advantage of our Biochronomer technology is that drugs can be incorporated by standard mixing procedures, allowing the potential production of formulations in the form of injectable gels, microspheres, coatings and strands.

Our Strategy

Our primary near-term objective is to obtain FDA approval of the NDA for Sustol. We believe that there is significant market potential for Sustol for the prevention of acute CINV for both moderately and highly emetogenic chemotherapy, and for the prevention of delayed CINV in moderately emetogenic chemotherapy. In addition to resubmitting the Sustol NDA, we plan to initiate a Phase 3 clinical study with Sustol in 2014 for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy, which represents a possible expanded indication for Sustol, if approved. The 1,000-patient study is expected to be completed in late 2014. We own the worldwide rights to Sustol and are in the early stages of building the commercial infrastructure necessary to commercialize Sustol in the U.S. on our own. Longer term, we intend to become a leading specialty pharmaceutical company focused on improving the effectiveness of existing pharmaceuticals using our proprietary drug delivery technologies.

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential product candidates and for all of our commercial needs. We do not have long-term agreements with any of these third parties. We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce active pharmaceutical ingredients (APIs) and finished products in accordance with the FDA’s current Good Manufacturing Practices (cGMP) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

With regard to our lead product candidate, Sustol, we use third-parties to supply granisetron API, to manufacture our polymer and to formulate, fill and finish our final product. We first source the API, granisetron, from independent suppliers. We then use a different third-party supplier to manufacture our proprietary polymer. Another third-party supplier then receives API granisetron and polymer and formulates them into the bulk drug product and completes the process by filling bulk drug product into syringes. To date, Sustol has been manufactured in small quantities for preclinical studies and clinical trials. If Sustol is approved for commercial sale, we will need to manufacture the product in larger quantities. Significant scale-up of manufactur-

ing requires additional process development and validation studies, which the FDA must review and approve. We are currently in the process of completing this scale-up and validation work. If approved, the commercial success of Sustol, in the near-term, will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture. If Sustol receives regulatory approval, we plan to scale-up manufacturing through our third-party manufacturers for Sustol with the objective of realizing important economies of scale. These scale-up activities will take time to implement, require additional capital investment, process development and validation studies, and FDA approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

Sales and Marketing

We own all worldwide rights to Sustol and are in the early stages of building commercial infrastructure necessary to commercialize Sustol in the U.S. on our own. We intend to establish a direct sales force if Sustol is approved.

Patents and Trade Secrets

Patents and other proprietary rights are important to our business. We generally seek patent protection for our inventions in key potential markets, and rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

As part of our strategy to protect our current product candidates and to provide a foundation for future products, we have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2013, we had a total of 15 issued U.S. patents and an additional 38 issued (or registered) foreign patents. The patents on our bioerodible technologies expire between January 2016 and April 2026. The product Sustol is covered by patents owned by Heron Therapeutics, Inc. that are granted in the United States and in foreign countries. Currently, the product Sustol is covered by six patents issued in the United States and by seven patents issued in foreign countries including Brazil, Canada, European Union (EU), Japan, and Taiwan. U.S. patents covering Sustol have expiration dates ranging from January 2016 to September 2024; foreign patents covering Sustol have expiration dates ranging from January 2017 to September 2025. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business.

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

Competition

The pharmaceutical industry is highly competitive. Many of our competitors have substantially greater financial, research, development, manufacturing, sales, marketing and distribution resources than we currently do. In addition, they may have significantly more experience in drug development, obtaining regulatory approval and establishing strategic collaborations. We expect any future products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial areas.

Sustol is expected to face significant competition for the prevention of delayed CINV, principally from Eisai’s Aloxi (palonosetron). In addition to Aloxi, Sustol will compete with entrenched generic forms of granisetron (formerly marketed by Roche as Kytril) and ondansetron (formerly marketed by GlaxoSmithKline as Zofran). Generic versions of Aloxi may become available after its last scheduled patent expiration date, the longest of which extends to 2024. We are aware, however, of ongoing litigation challenging these patents and, if such challenges are successful, it is possible that generic versions of Aloxi could become available sooner. We are also aware of several companies that have developed, or are developing, both generic and new formulations of granisetron, including transdermal formulations such as ProStrakan’s Sancuso® (granisetron transdermal patch), which was approved in 2008.

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

•  submission of an IND, which must become effective before human clinical trials may begin in the U.S.;

•  adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•  pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•  FDA approval of an NDA or of an NDA supplement (for subsequent indications).

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof-of-safety is established. These preclinical studies generally evaluate the mechanism of action of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements, and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices (GLP). The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve the concerns before clinical trials can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Regulatory authorities may require additional data before allowing the clinical studies to commence or proceed from one phase to another and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board (IRB), for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent before the center commences the study.

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

Data Review and Approval

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

Section 505(b)(2) Applications

Some of our product candidates may be eligible for submission of applications for approval under the FDA’s Section 505(b)(2) approval process, which generally requires less information than the NDAs described above. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and allows approval of NDAs that rely, at least in part, on studies that were not conducted by or for the applicant and to which the applicant has not obtained a right of reference. Such studies can be provided by published literature, or FDA can rely on previous findings of safety and efficacy for a previously approved drug. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug. In such cases, the additional information in 505(b)(2) applications necessary to support the change from the previously approved drug is frequently provided by new studies submitted by the applicant. Because a Section 505(b)(2) application relies in part on previous studies or previous FDA findings of safety and effectiveness, preparing 505(b)(2) applications is generally less costly and time-consuming than preparing an NDA based entirely on new data and information from a full set of clinical trials. The law governing Section 505(b)(2) or FDA’s current policies may change in such a way as to adversely affect our applications for approval that seek to utilize the Section 505(b)(2) approach. Such changes could result in additional costs associated with additional studies or clinical trials and delays.

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

Foreign Approvals

In addition to regulations in the United States, we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

We have not started the regulatory approval process in any jurisdiction other than the United States, and we are unable to estimate when, if ever, we will commence the regulatory approval process in any foreign jurisdiction. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of reimbursement and/or prices is required in most countries other than the United States. The reimbursement and/or prices approved may be too low to generate an acceptable return to us. If we fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

Employees

As of December 31, 2013, we had 47 full-time employees, 5 of whom hold Ph.D. degrees and 1 of whom is an M.D., and approximately 20 full-time equivalent contract workers. There were 31 employees engaged in research and development and quality control, and 16 individuals working in commercial operations, finance, information technology, human resources and administration.

We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Internet website address is “www.herontx.com.” The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website. We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

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

Risks Related To Our Business

We are substantially dependent upon the success of our Sustol product candidate. Clinical trial results and the NDA resubmission for this product may not lead to regulatory approval.

We have invested a significant portion of our time and financial resources in the development of our most advanced product candidate, Sustol, for which we are initially seeking U.S. Food and Drug Administration (FDA) approval for the prevention of acute chemotherapy-induced nausea and vomiting (CINV) associated with both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV associated with moderately emetogenic chemotherapy (MEC). We currently also plan to conduct a Phase 3 study which, if successful, may allow us to expand our product label to include delayed CINV associated with highly emetogenic chemotherapy (HEC).

Our near-term ability to generate revenues and our future success, in large part, depends on the approval and successful commercialization of Sustol. We will not be able to commercialize Sustol until we obtain regulatory approval in the United States or foreign countries. In order to satisfy FDA approval standards for the commercial sale of Sustol, we must first successfully resolve the issues identified in the Complete Response Letter received from the FDA in March 2013. This letter identified several issues that precluded the approval of Sustol NDA, including issues relating to: manufacturing of Sustol, the administration of Sustol and our analysis of efficacy data for Sustol under more recent guidelines classifying chemotherapy regimens. Although we are currently working to address these issues and currently expect to resubmit the Sustol NDA in the second quarter of 2014, there can be no assurance that these responses will be sufficient or that we will be able to resubmit within this time period. Further, the FDA’s review of our resubmission may not produce positive decisions as to whether:

•  Sustol is safe and effective in its proposed use(s) and whether its benefits outweigh the risks;

•  the proposed labeling for Sustol has our desired product indication regarding acute and delayed-onset CINV, as well as HEC and MEC regimens; and

•  the methods used in manufacturing Sustol and the controls used to maintain its quality are adequate to preserve its identity, strength, quality and purity.

Deficiencies on any of the above, or other factors, could prevent or delay obtaining regulatory approval of Sustol, which would negatively affect our potential revenues, increase our costs and potentially impair our ability to continue as a going concern.

We may not obtain regulatory approval for Sustol or any of our product candidates. Regulatory approval may also be delayed or cancelled or may entail limitations on the indicated uses of a proposed product.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market Sustol or any other product candidate. In September 2012, we resubmitted the NDA seeking approval for Sustol with the FDA. In March 2013, we received a second Complete Response Letter, which identified several issues that precluded the approval of the Sustol NDA. We are currently working to address these issues and intend to resubmit the Sustol NDA in the second quarter of 2014. Our NDA resubmission for Sustol may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval prior to the FDA’s decision on our NDA.

For example, although many drug products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of our NDA for Sustol. The review of our resubmitted NDA may also be delayed due to the FDA’s internal resource constraints. Additionally, data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. For example, the FDA may require additional clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process.

Delays in obtaining regulatory approval for Sustol, or the issuance of a third Complete Response Letter, would, among other consequences, delay the launch of Sustol and adversely affect our ability to generate revenue from sales of this product and adversely affect our ability to raise additional capital that would be necessary to sustain our operations. Given the additional delays that we would face prior to obtaining approval for Sustol, if such approval is ever granted, we may need significant additional capital to fund our operations.

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

If Sustol is approved, but does not attain market acceptance by healthcare professionals and patients, our business prospects and results of operations will suffer.

Even if Sustol receives regulatory approval for commercial sale, the revenue that we may receive from the sale of Sustol may be less than expected and will depend on many factors that are outside of our control. Factors that may affect revenue from Sustol, if approved, include;

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

•  the introduction, availability and acceptance of competing treatments;

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

We have incurred recurring losses and had an accumulated deficit of $238.9 million through December 31, 2013. Even if Sustol is approved, we expect to continue to generate substantial losses over at least the next several years as we:

•  build a sales force and commence commercialization of Sustol, if approved;

•  expand drug product development and commercialization efforts;

•  conduct preclinical development and clinical trials; and

•  pursue additional applications for our existing delivery technologies.

To achieve and sustain profitability, we must, alone or with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products. If Sustol is approved for commercialization, we must successfully launch and commercialize the product. If Sustol is not approved, we will likely experience significant delays before we begin to recognize meaningful levels of revenue, if ever. We will incur substantial expenses in our efforts to develop and commercialize products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs. Raising such capital may have to be accomplished on unfavorable terms, likely causing dilution to our existing stockholders.

At December 31, 2013, the Company had cash and cash equivalents in the amount of $72.3 million. We believe that our current working capital balance is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies or commercially launch Sustol prior to 2015, we will need to raise additional capital. We are pursuing commercialization of Sustol without a partner for the U.S. market, which will likely require us to obtain additional funding and resources to sustain our operations until we can achieve profitability. The need for and amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our Sustol NDA resubmission, the time and costs related to manufacturing of Sustol, if approved, technological and market developments of drugs that may compete with Sustol and the timing of clinical trials to expand our pipeline of sustained-release products. There can be no assurance that Sustol will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch Sustol.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we have incurred significant expenses in developing Sustol and, even if approved, it may not result in a commercially viable product. We are planning a Phase 3 study of Sustol designed to demonstrate the utility of Sustol in the treatment of delayed-onset CINV in patients receiving HEC regimens. If successful, we intend to submit the results of the study in a post-approval application to expand the label of Sustol to include delayed HEC. There can be no assurance that this study will be successful or that the FDA will grant any such label expansion. Before obtaining regulatory approvals for the commercial sale of any products, we, or our partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

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

We used clinical research organizations in the United States, Asia and Europe to oversee our clinical trials for Sustol and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There are numerous alternative sources to provide these services; however, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion, or if we are forced to change service providers. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or problems with the quality of data derived from clinical trials, the prospects for approval would decrease.

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

If our suppliers and contract manufacturers fail to complete pre-commercialization manufacturing development activities for Sustol on a timely basis or fail to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, Sustol, and our costs will increase.

We do not manufacture Sustol and do not currently plan to develop any capacity to do so. Instead, we have relied on third parties to manufacture and perform important pre-commercialization manufacturing development activities for Sustol. As part of the process for obtaining regulatory approval, we must demonstrate that the facilities, equipment and processes used to manufacture Sustol are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials. We must also provide the FDA with information regarding the validation of the manufacturing facilities, equipment and processes of our third-party suppliers and manufacturers, and data supporting the stability of Sustol. If our third-party suppliers and manufacturers are not in compliance with current Good Manufacturing Practice (cGMP) requirements, the approval of our marketing application may be delayed, existing product batches may be compromised, and we may experience delays in the availability of Sustol for commercial distribution.

For example, our most recent Complete Response Letter from the FDA regarding our NDA resubmission for Sustol stated that the NDA could not be approved due to, among other issues, deficiencies observed during an inspection of the facilities used by our third-party suppliers and manufacturers to produce Sustol. If the FDA is not satisfied with our response and any corrective actions taken by these third parties, we may be required to complete additional manufacturing development activities or provide other information to the FDA, which could cause substantial delays in obtaining regulatory approval for Sustol, increase our costs and have a material adverse effect on our business and financial condition.

We depend on contract manufacturers and collaborators for manufacturing our products and provide them with technical expertise on the manufacturing process; we also perform quality control testing of the product; if we and our contract manufacturers do not perform as expected, our revenue and customer relations will suffer.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of any product. Our ability to develop and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We do not intend to develop or acquire facilities to manufacture any of our product candidates for clinical trials or commercial purposes in the foreseeable future. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs, some of which are our sole source suppliers at present. We have no long-term agreements with any of these third parties. We may not be able to extend these agreements on satisfactory terms, or at all, and we may not be able to find a replacement contract manufacturer on satisfactory terms or on a timely basis. Additionally, difficult economic conditions may cause operational and financial problems for our third-party suppliers, resulting in their failure and disruption to our operations.

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

Any performance failure on the part of our contract manufacturers or by us could delay clinical development or regulatory approval of product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins and limit our ability to commercialize products on a timely and competitive basis. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before we can begin manufacturing Sustol or any of our other product candidates. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

Sustol or any of our other product candidates may be in competition with other products for access to the facilities of third parties. Consequently, Sustol or any of our other product candidates may be subject to manufacturing delays if collaborators or outside contractors give other companies’ products greater priority than our products. For this and other reasons, our collaborators or third-party service providers may not be able to manufacture Sustol or any of our other product candidates in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired or precluded.

To date, Sustol has been manufactured in small quantities for preclinical studies and clinical trials. If in the future Sustol or any of our product candidates are approved for commercial sale, we will need to manufacture our products in larger quantities. Significant scale-up of manufacturing may require additional process development and validation studies, which the FDA must review and approve. The commercial success of our products, including Sustol in the near-term, will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture. The ability to do so cannot be presumed. Significant additional development work is required prior to any commercial launch of a product. In the case of Sustol, the high viscosity of the product creates particularly challenging factors relative to attainable production rates and cost of manufacture. If Sustol receives regulatory approval, we plan to scale-up manufacturing for Sustol in order to realize important economies of scale. These scale-up activities would take time to implement, require additional capital investment, process development and validation studies, and FDA approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may be unable to generate product revenue.

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have started to establish internal sales and marketing capabilities for Sustol, but may enter into agreements with third parties to sell and market other products we may develop. Although we have hired sales and marketing personnel with prior commercial experience, our company has no direct experience in developing, training or managing a marketing and sales force. The establishment and development of a sales force to market Sustol will be expensive and time consuming and could delay product launch, and we cannot be certain that we will be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize Sustol, we will need to contract with third parties to market and sell such products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs, and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, including Sustol, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Additionally, such regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to healthcare professionals. We are establishing a sales force to market Sustol, which may include contracting with third parties to market and sell such products we may develop, and may be unable to ensure that our own employees as well as any third-party employees adhere to legal and regulatory requirements for product advertising and promotion. We are also required to submit information on our open and completed clinical trials to public registries and databases; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business. If Sustol is approved, we will also be required to comply with the requirements to submit to governmental authorities information on payments to physicians and certain other third parties; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

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

We face intense competition from other companies.

Sustol is expected to face significant competition for the prevention of CINV, principally from Eisai’s Aloxi (palonosetron). In addition to Aloxi, Sustol will compete with entrenched generic forms of granisetron (formerly marketed by Roche as Kytril) and ondansetron (formerly marketed by GlaxoSmithKline as Zofran). Generic versions of Aloxi may become available after its scheduled patent expiration date, which was recently extended to 2024. We are aware, however, of ongoing litigation challenging these patents and, if such challenges are successful, it is possible that generic versions of Aloxi could become available sooner. We are also aware of several companies that have developed, or are developing, both generic and new formulations of granisetron, including transdermal formulations such as ProStrakan’s Sancuso® (granisetron transdermal patch), which was approved in 2008.

There are several companies that are developing new formulations of existing drugs across various therapeutic areas using novel drug delivery technologies. Many of these companies have substantially greater financial, research and development, manufacturing, sales and marketing and distribution resources and experience than we do. The following are some notable companies among drug delivery system developers: Alkermes, Inc., Durect Corporation, and Pacira Pharmaceuticals, Inc.

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

In both domestic and foreign markets, sales of our potential products, including Sustol, will depend in substantial part on the availability of adequate reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. Significant uncertainty exists as to the adequate reimbursement status of newly approved health care products. Any products we are able to successfully develop may not be reimbursable by third-party payors. In addition, our products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement. Reimbursement policies utilized by our collaborators or ourselves may be challenged by regulatory entities, with resultant fines, negative publicity and the need to implement changes that reduce the utilization of our products. If any products we develop do not receive adequate reimbursement, our revenue will be severely limited.

Our inability to obtain specialized materials could slow down our product development process.

Some of the critical materials and components used in producing Sustol are sourced from a single supplier. An interruption in supply of a key material could significantly delay our research and development process or increase our expenses.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. At December 31, 2013, we had a total of 15 issued U.S. patents and an additional 38 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and April 2026. The product Sustol is covered by patents owned by Heron Therapeutics, Inc. that are granted in the United States and in foreign countries. Currently, the product Sustol is covered by six patents issued in the United States and by seven patents issued in foreign countries including Brazil, Canada, EU, Japan, and Taiwan. U.S. patents covering Sustol have expiration dates ranging from January 2016 to September 2024; foreign patents covering Sustol have expiration dates ranging from January 2017 to September 2025. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires management to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financing reporting in our annual report on Form 10-K for each fiscal year. Our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We have implemented an ongoing program to perform the system and process evaluation we believe to be necessary to comply with these requirements. However, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

Our facility in Redwood City, California, is located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts and supplies of Sustol, if approved. In the event of an earthquake, if our facilities or the equipment in our facilities are significantly damaged or destroyed, we may not be able to rebuild or relocate our facility or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

Risks Related To Our Common Stock

The price of our common stock has been and may continue to be volatile and our reverse stock split may further increase volatility or cause a decline in value.

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

Further, our stock price may be subject to additional volatility as a result of our Reverse Stock Split and relisting on the NASDAQ Capital Market. Following reverse splits, the prices of the stocks often trade below the immediate post-split value, resulting in a net loss in value for stockholders.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a majority of our outstanding securities. Tang Capital Partners, LP and its affiliates’ beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, was approximately 18% as of November 2013, excluding potential further concentration underlying outstanding warrants and our convertible note facility. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also chairman of our board of directors.

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

As discussed in Note 12 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, we believe our net operating losses and tax attributes may be subject to limitation under Section 382 of the Internal Revenue Code of 1986. As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating losses and credits that we currently estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carry-forwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2013, including those that may come in conjunction with future equity financings or market trades by our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California under a lease expiring on November 30, 2016. In addition, we currently lease 2,175 square feet of office space in Stamford, Connecticut on a month-to-month basis and 1,850 square feet of office space in San Diego, California with an initial term that expires in December 2014. The annual rent expense for all properties is approximately $1.2 million. We believe our facilities are adequate and suitable for current and anticipated needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock traded on the OTC Bulletin Board under the symbol APPA.OB until January 10, 2014. Our shares traded under the symbol APPAD following our one-for-twenty reverse stock split (Reverse Stock Split). On January 23, 2014, our common stock was approved for listing and began trading on the NASDAQ Capital Market under the symbol HRTX.

As of February 28, 2014, there were 171 holders of record of our common stock.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The following table shows the range of high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board, adjusted for the Reverse Stock Split.

2013	High	Low
First Quarter	$17.80	$5.60
Second Quarter	9.80	6.00
Third Quarter	10.00	6.40
Fourth Quarter	10.00	6.60

2012	High	Low
First Quarter	$8.60	$3.40
Second Quarter	15.00	7.00
Third Quarter	15.60	11.00
Fourth Quarter	13.40	9.60

On February 28, 2014, the closing sale price of our common stock was $14.03 per share.

Stock Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph shows the value of an investment of $100 on December 31, 2008 in Heron Therapeutics, Inc. common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31 of each year. Our common stock is traded on the NASDAQ Capital Market. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Heron Therapeutics, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index,

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

For the Years Ended December 31, (In thousands, except per share data)	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA
Revenue:
Contract revenue	$—	$—	$646	$1,301	$1,261
Operating expenses:
Research and development	32,780	15,174	8,207	7,264	7,796
General and administrative	21,677	8,657	3,501	3,971	3,707

Operating loss	(54,457)	(23,831)	(11,062)	(9,934)	(10,242)
Gain on sale of interest in royalties	—	—	—	2,500	—
Interest and other income (expense), net	(826)	(599)	(373)	238	24

Loss from continuing operations before income taxes	(55,283)	(24,430)	(11,435)	(7,196)	(10,218)
Benefit from income taxes	—	—	—	—	122

Net loss from continuing operations	(55,283)	(24,430)	(11,435)	(7,196)	(10,096)
Gain (loss) from discontinued operations(1)	—	1,082	(379)	(150)	68

Net loss	$(55,283)	$(23,348)	$(11,814)	$(7,346)	$(10,028)

Basic and diluted net loss per common share:
Loss from continuing operations	$(3.42)	$(2.00)	$(1.90)	$(3.63)	$(6.19)
Net loss	$(3.42)	$(1.91)	$(1.96)	$(3.70)	$(6.15)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	16,163	12,223	6,013	1,984	1,631

(1)

Loss from discontinued operations represents the loss attributable to our cosmeceutical and toiletries business that was sold to RP Scherer on July 25, 2000. See Note 10 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

December 31,	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Cash, cash equivalents and marketable securities	$72,287	$53,506	$17,974	$2,109	$7,593
Working capital	65,933	49,936	14,547	941	6,426
Total assets	75,937	55,972	19,445	2,911	8,951
Long-term liabilities	—	—	—	35	268
Accumulated deficit	(238,870)	(183,587)	(160,239)	(148,425)	(141,079)
Stockholders’ equity	68,945	51,818	15,752	1,316	6,796

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including uncertainties associated with: the progress of our research, development and clinical programs; estimates of the timing of our resubmission of our NDA; the timing of regulatory approval and commercial introduction of Sustol and future product candidates; the timing of market introduction of Sustol and future product candidates; our ability to market, commercialize and achieve market acceptance for Sustol and other future product candidates; our ability to establish collaborations for our technology, Sustol and other future product candidates; our ability to develop other drug candidates utilizing our Biochronomer polymer-based drug delivery platform; our estimates for future performance; our estimates regarding our capital requirements and our needs for and ability to obtain additional financing; our ability to protect or enforce our intellectual property rights; volatility in the trading price of our common stock; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission. We caution investors that forward-looking statements reflect our analysis only on their stated date. We do not intend to update them except as required by law.

Unless otherwise noted, all information in this Item 7 regarding share amounts of our common stock, prices per share of our common stock and loss per share has been adjusted to reflect the application of the one-for-twenty reverse stock split of our common stock that we effected on January 13, 2014 (Reverse Stock Split) (see Note 15 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K), on a retroactive basis.

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

Our lead product candidate, Sustol, is being developed for the prevention of both acute CINV for patients undergoing both moderately or highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuation of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. Sustol contains the 5-HT3 antagonist granisetron formulated in our proprietary Biochronomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for Sustol because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original NDA seeking approval for Sustol with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for Sustol in March 2010. We met with the FDA in February and March 2011 to clarify the work needed to address the issues identified in the letter. In September 2012, we resubmitted our NDA for Sustol and, in March 2013, we received a second Complete Response Letter, which identified several remaining issues that need to be addressed prior to approval of the Sustol NDA. We are currently working on addressing these issues and expect to resubmit the Sustol NDA in the second quarter of 2014.

We own the worldwide rights to Sustol and are in the early stages of building the commercial infrastructure necessary to commercialize Sustol in the U.S. on our own.

Additionally, we are exploring the potential use of our Biochronomer polymer with other drugs and intend to pursue the clinical development on one or more other drug candidates based on our proprietary delivery platform.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following policies to be critical to understanding our financial condition, results of operations and expectations for 2014. These policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

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

•  Contract Revenue

Our licensing agreements generally provide for a non-refundable license fee. The license agreements provide for us to earn future revenue through royalty payments. These non-refundable license fees are generally initially reported as deferred revenue and recognized as revenue over an appropriate period, depending on the license. Revenue recognized from deferred license fees is classified as Contract Revenue in our statements of operations.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we do not consider it more likely than not that we will recover our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2013, we believed that the amount of our deferred income taxes would not be ultimately recovered. Accordingly, we recorded a full valuation allowance for deferred tax assets.

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

Results of Operations for the years ended December 31, 2013, 2012 and 2011

The following sets forth the statement of operations data and percentage changes as compared to the prior years (dollar amounts are presented in thousands):

	For the Years Ended December 31,			$ Change		% Change
	2013	2012	2011	2013/2012	2012/2011	2013/2012	2012/2011
Total revenue	$—	$—	$646	$—	$(646)	nm	(100%)

Research and development	32,780	15,174	8,207	17,606	6,967	116%	85%
General and administrative	21,677	8,657	3,501	13,020	5,156	150%	147%
Interest expense, net	(826)	(599)	(373)	(227)	(226)	38%	61%
Gain (loss) from discontinued operations	—	1,082	(379)	(1,082)	1,461	(100%)	(385%)

Revenue

Contract revenue decreased in 2012 by $0.6 million, or 100%, compared to 2011, as no revenue was earned in 2012. Our contract revenue for 2011 was derived from an agreement with Merial Limited (Merial) that we entered into in September 2009 for a long-acting pain management product for companion animals. In May 2011, we received notice of termination from Merial.

Research and Development

Research and development expense in 2013 increased by $17.6 million, or 116%, compared to 2012. Compared to 2012, headcount-related costs, including stock compensation expense, and project spending for Sustol, including validating our manufacturing processes and increasing the scale of production, were higher in 2013 as we worked to address the issues raised by the FDA in the 2013 Complete Response Letter. Research and development expense for the year 2014 is expected to be higher, as compared to 2013, as we conduct clinical studies on Sustol and continue work on new product development and manufacturing development.

Research and development expense in 2012 increased by $7.0 million, or 85%, compared to 2011. Compared to 2011, headcount-related costs, including stock compensation expense, and project spending for Sustol were higher in 2012 as we worked to address the issues raised by the FDA in the Complete Response Letter received in 2010.

The scope and magnitude of future research and development expense is difficult to predict given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps, beginning with identification of a product candidate and includes proof-of-concept in animals and Phase 1, 2 and 3 clinical studies in humans. Each step of this process is typically more expensive than the previous one, so success in development results in increasing expenditures. We are exploring the potential use of our Biochronomer polymer with other drugs and intend to pursue the clinical development or one or more other drug candidates based on our proprietary delivery platform.

The major components of research and development expenses were as follows (in thousands):

For the years ended December 31,	2013	2012	2011
Internal research and development costs	$19,403	$6,784	$4,663
External development costs:
Sustol (CINV product)	12,577	8,030	3,454
External general technology development costs	800	360	90

	$32,780	$15,174	$8,207

Internal research and development costs consist of employee salaries and benefits, including stock compensation expense, laboratory supplies, depreciation and allocation of overhead. External development costs include expenditures on polymer development and manufacturing, which are performed on our behalf by third parties.

General and Administrative

General and administrative expenses increased in 2013 by $13.0 million, or 150%, compared to 2012. The increase in 2013 was primarily due to headcount-related costs, including stock compensation expense, consulting costs, professional fees, market research and pre-commercialization activities. General and administrative expense for the year 2014 is expected to be higher as compared to 2013, due to increased costs to support anticipated commercialization activities.

General and administrative expenses increased in 2012 by $5.2 million, or 147%, compared to 2011. The increase in 2012 was primarily due to headcount-related costs, including stock compensation expense, consulting costs and professional fees related to the NDA resubmission and pre-commercialization activities.

General and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation.

Interest Expense, net

Interest expense, net of $0.8 million and $0.6 million for the years ended December 31, 2013 and 2012 consists primarily of interest expense and amortization of debt discount related to the convertible note financings. Interest expense, net of $0.4 million for the fiscal year 2011 also included debt issuance costs related to the convertible note financing.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $72.3 million at December 31, 2013. Cash and cash equivalents increased by $18.8 million at December 31, 2013, as compared to December 31, 2012, primarily due to net cash proceeds received from the November 2013 common stock offering, which was partially offset by cash used in operations and equipment purchases.

Net cash used in operating activities for the year ended December 31, 2013 was $40.8 million, compared to net cash used in operating activities of $17.0 million for the year ended December 31, 2012. The $23.8 million increase in net cash used in operating activities was primarily due to increases in research and development expenses and increased general and administrative expenses to support Sustol.

Net cash used in operating activities for the year ended December 31, 2012 was $17.0 million, compared to net cash used in operating activities of $7.7 million for the year ended December 31, 2011. The $9.3 million increase in net cash used was primarily due to increases in research and development expenses to support Sustol and increased general and administrative expenses.

Net cash used in investing activities was $1.7 million, $1.0 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increases in net cash used in investing activities were for purchases of equipment.

Our financing activities provided us with $61.2 million, $53.5 million and $24.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash provided by financing activities of $7.7 million in 2013, as compared to 2012, was primarily due to proceeds received from the November 2013 common stock offering and stock option exercises. The increase in cash provided by financing activities of $29.4 million in 2012, as compared to 2011, was primarily due to proceeds received from the July 2012 private placement of $50.5 million and additional proceeds received from the issuance of convertible notes of $3.0 million, which were partially offset by the April 2011 convertible note financing and the June 2011 private placement.

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

In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million, which served as a bridge loan to fund the Company’s operations until additional financing was secured. The initial funding from the bridge loan was approximately $1.3 million, net of issuance costs, whereby $1.5 million aggregate principal amount of convertible notes were issued. In May 2012, the purchasers exercised their rights to purchase the remaining $3.0 million aggregate principal amount of convertible notes, and we received the additional $3.0 million of proceeds.

In July 2011, we closed a unit financing where each unit consisted of one share of common stock and a warrant to purchase 0.5 of a share of common stock; whereby the Company received approximately $22.8 million of proceeds, net of issuance costs.

In July 2012, we closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs.

In November 2013, we closed a common stock offering whereby the Company received approximately $57.8 million of proceeds, net of issuance costs.

We believe that our current cash resources are sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies or commercially launch Sustol prior to 2015, we will need to raise additional capital. Our capital requirements going forward will depend on numerous factors, including: an approval decision by the FDA with respect to Sustol; the timing of and cost associated with the commercial launch of Sustol, if approved; the degree of commercial success of Sustol; the number and characteristics of product development programs we pursue and the pace of each program including the timing of clinical trials to expand our pipeline of sustained-release products; the scope, rate of progress, results and costs of preclinical testing and clinical trials, including our planned Phase 3 clinical trial of Sustol in the delayed HEC indication; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize other products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands). This table excludes amounts already recorded on our balance sheet as current liabilities as of December 31, 2013.

	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Other operating leases (1)	$2.4	$0.9	$1.5	$—	$—

(1)	See Note 7 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The holders of the convertible notes issued in April 2011 and May 2012 may require prepayment of such notes at any time, at the holders’ option. See Note 6 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of December 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. We did not hold any marketable securities at December 31, 2013.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Heron Therapeutics, Inc.

We have audited the accompanying balance sheets of Heron Therapeutics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Heron Therapeutics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heron Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
March 4, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Heron Therapeutics, Inc.

We have audited Heron Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Heron Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Heron Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Heron Therapeutics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 4, 2014, expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California

March 4, 2014

HERON THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except par value)

December 31,	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$72,287	$53,506
Prepaid expenses and other current assets	638	584

Total Current Assets	72,925	54,090
Property and equipment, net	2,882	1,752
Other long-term assets	130	130

Total Assets	$75,937	$55,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,264	$1,912
Accrued expenses	4,703	1,750
Convertible notes payable to related parties, net of discount	1,025	492

Total Current Liabilities	6,992	4,154
Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, 2,500 shares authorized; none issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 75,000 shares authorized; 23,572 shares and 15,111 shares issued and outstanding at December 31, 2013 and 2012, respectively	237	152
Additional paid-in capital	307,578	235,253
Accumulated deficit	(238,870)	(183,587)

Total Stockholders’ Equity	68,945	51,818

Total Liabilities and Stockholders’ Equity	$75,937	$55,972

See accompanying Notes to Financial Statements.

HERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

For the Years Ended December 31,	2013	2012	2011
REVENUE
Contract revenue	$—	$—	$646
OPERATING EXPENSES
Research and development	32,780	15,174	8,207
General and administrative	21,677	8,657	3,501

Total operating expenses	54,457	23,831	11,708

Operating loss	(54,457)	(23,831)	(11,062)
OTHER INCOME (EXPENSES)
Interest expense, net	(826)	(599)	(373)

Loss from continuing operations	(55,283)	(24,430)	(11,435)
Gain (loss) from discontinued operations	—	1,082	(379)

Net loss	$(55,283)	$(23,348)	$(11,814)

Basic and diluted net loss per share:
Loss from continuing operations	$(3.42)	$(2.00)	$(1.90)

Net loss	$(3.42)	$(1.91)	$(1.96)

Weighted-average common shares used to compute basic and diluted net loss per share	16,163	12,223	6,013

See accompanying Notes to Financial Statements.

HERON THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

For the Years Ended December 31, 2013, 2012 and 2011	Common Stock		Additional Paid-in Capital	Acc- umulated Deficit	Stock- holders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2010	2,007	$20	$149,721	$(148,425)	$1,316
Net loss	—	—	—	(11,814)	(11,814)
Common stock and warrants issued in private placement, net of issuance costs	8,000	80	22,692	—	22,772
Conversion benefit included in convertible notes issued	—	—	1,573	—	1,573
Fair value of stock-based compensation for restricted stock awards issued/(cancelled) to directors	(9)	—	98	—	98
Common stock issued to employees under ESPP	4	—	15	—	15
Stock-based compensation expense related to stock options and ESPP	—	—	1,762	—	1,762
Fair value of warrants issued to non-employee	—	—	30	—	30

BALANCE, DECEMBER 31, 2011	10,002	100	175,891	(160,239)	15,752
Net loss	—	—	—	(23,348)	(23,348)
Common stock issued in private placement, net of issuance costs	5,100	51	50,440	—	50,491
Conversion benefit included in convertible notes issued	—	—	3,169	—	3,169
Common stock issued to employees under ESPP	4	—	22	—	22
Warrant exercise	5	1	(1)	—	—
Stock-based compensation expense related to stock options and ESPP	—	—	5,552	—	5,552
Fair value of warrants issued to non-employee	—	—	180	—	180

BALANCE, DECEMBER 31, 2012	15,111	152	235,253	(183,587)	51,818
Net loss	—	—	—	(55,283)	(55,283)
Common stock issued in private placement, net of issuance costs	7,706	77	57,725	—	57,802
Conversion benefit included in convertible notes issued	—	—	291	—	291
Common stock issued to employees under ESPP	6	1	33	—	34
Common stock issued for stock option exercises	537	5	2,788	—	2,793
Warrant exercise	212	2	598	—	600
Stock-based compensation expense related to stock options and ESPP	—	—	10,890	—	10,890

BALANCE, DECEMBER 31, 2013	23,572	$237	$307,578	$(238,870)	$68,945

See accompanying Notes to Financial Statements.

HERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,283)	$(23,348)	$(11,814)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	—	(1,082)	379
Depreciation and amortization	333	197	179
Amortization of debt discount	533	389	103
Stock-based compensation expense	10,890	5,732	1,890
Changes in operating assets and liabilities:
Accounts receivable	—	—	110
Prepaid expenses and other current assets	(54)	(318)	16
Other long-term assets	—	—	(77)
Accounts payable	(426)	984	467
Accrued expenses	3,244	437	1,298
Deferred revenue	—	—	(272)

Net cash used in operating activities	(40,763)	(17,009)	(7,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,685)	(972)	(513)

Net cash used in investing activities	(1,685)	(972)	(513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	57,802	50,491	—
Proceeds from sale of units of common stock and warrants, net of issuance costs	—	—	22,772
Proceeds from convertible note financing, net of issuance costs	—	3,000	1,312
Proceeds from warrant exercises	600	—	—
Proceeds from the exercise of stock options	2,793	—	—
Proceeds from the issuance of shares under the Employee Stock Purchase Plan	34	22	15

Net cash provided by financing activities	61,229	53,513	24,099

Net increase in cash and cash equivalents	18,781	35,532	15,865
Cash and cash equivalents, beginning of year	53,506	17,974	2,109

Cash and cash equivalents, end of year	$72,287	$53,506	$17,974

Supplemental Cash Flow Data:
Cash paid for interest	$—	$—	$2

See accompanying Notes to Financial Statements.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 1 BUSINESS

Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.) (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company developing products using its proprietary Biochronomer™ polymer-based drug delivery platform. This drug delivery platform is designed to improve the therapeutic profile of injectable pharmaceuticals by converting them from products that must be injected once or twice per day to products that need to be injected only once every one or two weeks.

The Company’s lead product candidate, Sustol, is being developed for the prevention of acute chemotherapy-induced nausea and vomiting (CINV) for patients undergoing both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuations of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. Sustol contains the 5-HT3 antagonist granisetron formulated in our proprietary Biochonomer drug delivery system, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for Sustol because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original New Drug Application (NDA) seeking approval for Sustol with the U.S. Food and Drug Administration (FDA). The FDA issued a Complete Response Letter for the Sustol NDA in March 2010. In September 2012, we resubmitted the NDA seeking approval for Sustol with the FDA. In March 2013, we received a second Complete Response Letter, which identifies several issues that preclude approval of the Sustol NDA. We believe the issues that remain are addressable, and we are working expeditiously to resubmit the Sustol NDA in the second quarter of 2014.

We own the worldwide rights to Sustol and are in the early stage of building commercial infrastructure necessary to commercialize Sustol in the U.S. on our own.

Additionally, we are exploring the potential use of our Biochronomer polymer with other drugs and intend to pursue the clinical development of one or more other drug candidates based on our proprietary delivery platform.

In January 2014, we changed our name from A.P. Pharma, Inc. to Heron Therapeutics, Inc. (Name Change). The Name Change is part of our recent corporate restructuring and rebranding of the Company. We believe the Name Change will emphasize our shift from a polymer development company to a commercial phase specialty pharmaceutical company, assuming approval of Sustol. Effective January 13, 2014, we effected a 1-for-20 reverse split of our outstanding common stock (Reverse Stock Split). (See Notes 8 and 15).

All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. All stock options, convertible notes and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, accruals for research and development expenses and stock-based compensation expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ equity or cash flows.

We have evaluated subsequent events through the date the audited financial statements were issued (See Note 15).

Liquidity

We have incurred significant operating losses and negative cash flows from operations and have an accumulated deficit of $238.9 million as of December 31, 2013. In November 2013, we closed a common stock offering whereby we received approximately $57.8 million of proceeds, net of issuance costs. During 2011 and 2012, we entered into three financing agreements, which provided us capital to fund operations. In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million. We received approximately $1.3 million, net of issuance costs, from the initial closing and an additional $3.0 million through the issuance of additional convertible notes in May 2012 as a result of the purchasers who participated in the April 2011 convertible note financing fully exercising their rights to purchase additional convertible notes (see Note 6). In June 2011, we entered into definitive agreements for a private placement of units, which were comprised of common stock and warrants (see Note 8). The unit financing, which closed in July 2011, provided us with approximately $22.8 million of proceeds, net of issuance costs. In July 2012, we closed a common stock financing whereby we received approximately $50.5 million of proceeds, net of issuance costs (see Note 8). As of December 31, 2013, we had cash and cash equivalents of $72.3 million.

We believe that our current working capital is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies or commercially launch Sustol prior to 2015, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities.

Cash Equivalents

We consider all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. We have classified all of our investments in certain debt securities as “available-for-sale.” As of December 31, 2012, our available-for-sale securities consisted of money market funds primarily containing U.S. government-backed or collateralized overnight securities with original maturities of ninety days or less. The carrying value of our money market funds is included in cash equivalents and approximates their fair value. We have no available-for-sale securities as of December 31, 2013. The Company’s bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 6).

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

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

Contract Revenue

Our licensing agreements generally provide for a non-refundable license fee. The license agreements provide for us to earn future revenue through royalty payments. These non-refundable license fees are generally initially reported as deferred revenue and recognized as revenue over an appropriate period, depending on the license. Revenue recognized from deferred license fees is classified as Contract Revenue in the accompanying statements of operations.

Contract revenue relates to research and development arrangements that generally provide for us to invoice research and development fees based on full-time equivalent hours for each project. Revenue from these arrangements is recognized as the related development services are rendered. This revenue approximates the costs incurred.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

The financial terms of these agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. Payments under the contracts depend on factors such as the successful enrollment of patients, achievement of certain events or the completion of portions of the clinical trial or similar conditions. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and services performed by the clinical research organization or related service provider according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly. Historically these estimates have been reasonably accurate and no material adjustments have had to be made.

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

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, requires that an entity’s change in equity or net assets during a period from transactions and other events from non-owner sources be reported. Comprehensive loss for the periods reported was comprised solely of our net loss. The comprehensive loss for the years ended December 31, 2013, 2012 and 2011 was $55.3 million, $23.3 million and $11.8 million, respectively. There were no other changes in equity that were excluded from our net loss for all periods.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended December 31, 2013 that we believe are of significance, or potential significance, to us.

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

On a recurring basis, we measure our available-for-sale securities at fair value. We used quoted prices in active markets (Level 1) to measure our cash equivalents at fair value on a recurring basis in our balance sheet at December 31, 2012. Cash equivalents consist of highly rated money market funds with maturities of ninety days or less and purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, we consider the values of all cash equivalents as Level 1 inputs. We did not hold any cash equivalents at December 31, 2013.

The carrying amounts reported in the balance sheets for accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

December 31,	2013	2012
Leasehold improvements	$1,360	$1,346
Furniture and equipment	5,795	4,036
Construction-in-progress	—	777

Total property and equipment	7,155	6,159
Accumulated depreciation	(4,273)	(4,407)

Property and equipment, net	$2,882	$1,752

Depreciation expense amounted to $333,000, $197,000 and $179,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2012, construction-in-progress related to equipment purchases not placed in service.

NOTE 5 ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

December 31,	2013	2012
Research and development costs	$1,795	$651
Accrued compensation	2,566	401
Other	342	698

Total	$4,703	$1,750

NOTE 6 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

In April 2011, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain institutional investors (Purchasers), including a fund affiliated with Kevin C. Tang, who is the Chairman of our Board of Directors, for a private placement of up to $4.5 million in Senior Secured Convertible Notes due 2021 (Notes). The Purchase Agreement provided for the Purchasers to purchase $1.5 million aggregate principal amount of Notes at the initial closing. Pursuant to the Purchase Agreement, the Purchasers had the option to purchase an additional $3.0 million aggregate principal amount of Notes at any time until May 2, 2013 (Purchase Option). The Notes are convertible into shares of the Company’s common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Notes (Conversion Shares).

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

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

The Notes are secured by substantially all of the assets of the Company, including placing our bank accounts under a control agreement. The Notes initially bore interest at 20% per annum, payable quarterly in cash or in additional principal amount of Notes at the election of the Purchasers. In June 2011, the Notes were amended to reduce the interest rate to 6% per annum effective July 1, 2011. The Notes mature on May 2, 2021; however, the holders of the Notes may require prepayment of the Notes at any time, at each holder’s option.

There is no right to convert the Notes to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 9.99% of the Company’s outstanding common stock. Each holder of the Notes can increase or decrease this beneficial ownership conversion limit by written notice to the Company, which will not be effective until 61 days after delivery of the notice.

As of December 31, 2013, the Company was in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require the Company to redeem all or a portion of their Notes.

Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-1, registering for resale 3.5 million shares (as adjusted for the reverse stock split) underlying the Notes. The registration statement was declared effective on July 29, 2011. The Purchasers have agreed to waive their right to require the Company to maintain the effectiveness of the registration statement and to register the additional shares underlying the Notes until they provide notice otherwise.

The Notes contain an embedded conversion feature that was in-the-money on both issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates and the Company began amortizing the resultant debt discount over the respective 10-year term of the Notes. During the year ended December 31, 2013, accrued interest of approximately $291,000 was paid-in-kind and rolled into the Note principal balance, which resulted in an additional debt discount of approximately $291,000. For the years ended December 31, 2013, 2012 and 2011, interest expense relating to the stated rate was approximately $295,000, $216,000 and $97,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $533,000, $389,000 and $103,000, respectively.

As of December 31, 2013, the carrying value of the Notes was approximately $1,025,000, which is comprised of the $5,033,000 principal amount of the Notes outstanding, less debt discount of $4,008,000. If the $5.0 million principal amount of Notes is converted, the Company would issue 6.0 million shares of its common stock. Accrued interest on the principal balance was approximately $75,000 at December 31, 2013.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 7 COMMITMENTS AND CONTINGENCIES

Our lease for office, warehouse and laboratory space in Redwood City, California expires in 2016. Our Stamford, Connecticut office space is being leased on a month-to-month basis. Our office space in San Diego, California is being leased for an initial term that expires in December 2014. We also lease certain office equipment under operating lease arrangements. Our future minimum lease payments under these non-cancelable operating leases for facilities and equipment are as follows (in thousands):

For the Years Ended December 31,	Minimum Payments
2014	$922
2015	779
2016	722

Total	$2,423

Total rental expense for facilities and equipment was $967,000, $580,000 and $591,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future payments. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 8 STOCKHOLDERS’ EQUITY

Amendments to Certificate of Incorporation

Reverse Stock Split

Effective January 13, 2014, we amended our Certificate of Incorporation to change our name to Heron Therapeutics, Inc. and to effect a 1-for-20 reverse split of our outstanding common stock. The Name Change and Reverse Stock Split were approved by our stockholders on September 19, 2013. As a result of the Reverse Stock Split, the total authorized shares of common stock were reduced from 1,500,000,000 to 75,000,000 shares (See Note 15).

2009 Private Placement

In October 2009, in a private placement, we sold 397,727 shares of our common stock at $17.60 per share and warrants to purchase 198,864 shares of our common stock, exercisable through January 7, 2015, at an exercise price of $17.60 per share (2009 Private Placement). The purchasers paid $2.50 per underlying share for the warrants. Additionally, the purchasers had the right to purchase up to an additional 258,264 shares at $19.40 per share prior to May 14, 2010 and paid $2.50 per underlying share for the right to purchase such additional shares. These rights expired unexercised on May 14, 2010. Total proceeds from the 2009 Private Placement were approximately $7.9 million, net of issuance costs. We filed a registration statement on Form S-3 covering 376,631 shares on November 6, 2009, which was declared effective by the SEC on November 17, 2009. On June 30, 2010, we filed a registration statement on Form S-3 covering the remaining 21,096 shares and the 198,864 shares of our common stock underlying the warrants, which was declared effective by the SEC on July 8, 2010. If we fail to keep any registration statements continuously effective, we may be obligated to pay to the holders of the shares and warrants liquidated damages in the amount of 1% per month of the purchase price for the shares and warrants, up to a maximum cap of 8% of such purchase price.

2011 Private Placement

In June 2011, we entered into a Securities Purchase Agreement with certain purchasers (Securities Purchase Agreement), pursuant to which we agreed to sell 8.0 million shares of our common stock (Shares) and warrants to purchase 4.0 million shares of our common stock (Warrants) with an exercise price of $3.60 per share (2011 Private Placement), for an aggregate price of $24.0 million. The 2011 Private Placement closed on July 1, 2011. For each share purchased, the investors received one Warrant to purchase 0.5 shares of common stock (together with a Share, a Unit), at a purchase price of $3.00 per Unit. The Warrants were immediately exercisable and expire on the fifth anniversary of the closing date of July 1, 2011. The Warrants may be exercised for cash only or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the Warrants, by surrender of such Warrant, or a portion of such Warrant, by way of cashless exercise. There is no right to exercise the Warrants to the extent that, after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the Warrants can amend or waive the foregoing limitation by written notice to the Company, with such waiver taking effect only upon the expiration of a 61-day notice period.

Under the terms of the Securities Purchase Agreement, on July 29, 2011, the Company filed a registration statement with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants (the Warrant

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

Shares, and collectively with the Shares, the Registrable Securities). The registration statement was declared effective on August 4, 2011. The Company is obligated to maintain the effectiveness of the registration statement with respect to an investor’s Registrable Securities until the investor is able to sell the Registrable Securities without limitation or restriction under Rule 144. There is currently only one investor who is an affiliate of the Company and is therefore not able to sell the Registrable Securities without limitation under Rule 144, and that investor has agreed to waive its right to require the Company to maintain the effectiveness of the registration statement until it provides notice otherwise. If the Company fails to keep the registration statement continuously effective for a designated time (with limited exceptions) during the period the Company is obligated to maintain the registration statement, the Company may be obligated to pay to the holders of the Registrable Securities liquidated damages in an amount equal to 1.0% per month of such holder’s pro rata interest in the total purchase price of the Private Placement, capped at a total penalty of 6.0%.

The Company received total proceeds of $22.8 million from the 2011 Private Placement, which was net of issuance costs of approximately $1.2 million. During the year 2013, the Company received $0.6 million for an exercise of a Warrant.

2012 Private Placement

In July 2012, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell 5.1 million shares of its common stock (2012 Shares) at a purchase price of $10.50 per share of common stock, for an aggregate price of approximately $53.6 million (2012 Private Placement). The Company received total proceeds of $50.5 million from the 2012 Private Placement, which was net of issuance costs of approximately $3.1 million.

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

2013 Common Stock Offering

On November 20, 2013, the Company entered into an underwriting agreement (Underwriting Agreement) with Jefferies LLC, as representative of the several underwriters (Underwriters), pursuant to which we agreed to issue and sell an aggregate of 7,500,000 shares of our common stock to the Underwriters (Offering). Under the terms of the Underwriting Agreement, we granted the Underwriters an option for 30 days to purchase up to an additional 1,125,000 shares of our common stock.

The shares in the Offering were sold at a public offering price of $8.00 per share. The public offering closed on November 25, 2013. We received net proceeds of $56.3 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us. On December 5, 2013, the Underwriters exercised their option to purchase 206,500 of the 1,125,000 additional shares of common stock. We received net proceeds of $1.5 million from issuance of these additional shares.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-190550), which was previously filed with the Securities and Exchange Commission (SEC) and was declared effective, and a prospectus supplement filed with the SEC. The Offering was not registered under any state blue sky laws and was limited to “Qualified Institutional Buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and certain other institutional and accredited investors, as permitted under applicable law. In the Underwriting Agreement, we agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the Underwriters may be required to make because of such liabilities.

Stock-Based Compensation Plans

We have two types of stock-based compensation plans, which consist of an employee stock purchase plan and three stock option plans.

In 1997, our stockholders approved our 1997 Employee Stock Purchase Plan (the Purchase Plan). In December 2007, May 2009 and June 2011, our stockholders authorized increases in the number of shares reserved for issuance under the Purchase Plan by 5,000, 10,000 and 25,000 shares, respectively, for a total of 50,000 shares reserved at December 31, 2013. Under the terms of the Purchase Plan, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the Purchase Plan, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of six months. Our compensation committee modified the Purchase Plan such that beginning in May 2008, the length of all offering periods was decreased from 24 months to six months. Enrollment dates are the first business day of May and November and the first enrollment date was April 30, 1997. Approximately 9% of eligible employees participated in the Purchase Plan in 2013. Under the Purchase Plan, we issued 5,634, 4,274 and 3,899 shares in 2013, 2012 and 2011, respectively. The weighted-average fair value per share of purchase rights granted during 2013, 2012 and 2011 was $7.23, $5.20 and $4.00, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2013, 2012 and 2011 was $6.12, $5.20 and $4.00, respectively. We had 16,651, 22,285 and 26,559 shares reserved for issuance under the Purchase Plan at December 31, 2013, 2012 and 2011, respectively.

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Equity Incentive Plan (the 2007 Plan). In May 2010 and June 2011, our stockholders approved amendments to our 2007 Equity Incentive Plan to increase the maximum number of shares of common stock available for grant by 100,000 and 4,500,000 shares of common stock, respectively, resulting in an aggregate of 4,750,000 shares of common stock authorized for issuance pursuant to awards granted under our 2007 Equity Incentive Plan. We have also granted stock options and restricted stock awards under the 2002 Stock Incentive Plan (the 2002 Plan) and the Non-Qualified Stock Plan (the NQ Plan) in prior years. We were authorized to issue up to 21,250 shares under the 2002 Plan, which includes an increase of 5,000 shares which were approved by stockholders in May 2006, and 103,125 shares under the NQ Plan, a plan that had not undergone stockholder approval and could only be utilized to grant stock options and restricted stock awards as inducements to attract new employees, to which 50,000 shares were added by the Board of Directors in September 2007, and an additional 50,000 shares were added in July 2008. The remaining shares available in the NQ Plan and 2002 Plan expired in October 2010 and February 2012, respectively. In 2013 and 2012, we

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

granted options to certain employees outside of our approved stock option plan. The options to purchase our common stock are granted with an exercise price which equals fair market value of the underlying common stock on the grant dates and expire no later than ten years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. Any shares that are issuable upon exercise of options granted that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the same stock option plan.

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

The fair value of each employee and director grant of options to purchase common stock and purchase rights under the Purchase Plan is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividends and the following weighted-average assumptions:

For the Years Ended December 31,	2013	2012	2011
Expected term (years):
Stock options	6.00	5.51	5.00
Employee Stock Purchase Plan	.49	.49	.50
Risk-free interest rate:
Stock options	1.5%	0.8%	1.6%
Employee Stock Purchase Plan	0.8%	0.2%	0.8%
Volatility:
Stock options	105%	106%	106%
Employee Stock Purchase Plan	212%	0.8%	142%

The expected term is based on historical data. The expected term for the Purchase Plan is based on the weighted-average purchase period of the Purchase Plan. The risk-free interest rate is based on the U.S. treasury rate over the expected term of the award. The expected volatility is based on our historical stock prices, and the estimated forfeiture rate of the options is based on historical data.

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

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

Stock-based compensation expense recorded for awards granted under the stock option plans and the Purchase Plan, net of estimated forfeitures, was as follows (in thousands, except per share amounts):

For the Years Ended December 31,	2013	2012	2011
Research and development	$2,562	$1,585	$819
General and administrative	8,328	4,147	1,071

Total	$10,890	$5,732	$1,890

Impact on basic and diluted net loss per common share	$0.67	$0.47	$0.31

We recorded additional stock-based compensation expense in 2013 and 2012 as a result of accelerated vesting of stock options in connection with the resignation of our former chief executive officer and two directors, respectively. No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes option activity for the years ended December 31, 2013, 2012 and 2011:

	2013				2012		2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2013	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	4,323,874	$8.46			2,505,283	$6.13	160,833	$29.83
Granted	4,256,971	8.08			1,874,246	11.61	2,403,495	5.19
Exercised	(537,029)	5.20			—	—	—	—
Expired or Forfeited	(1,688,135)	9.45			(55,655)	9.56	(59,045)	32.53

Outstanding at end of year	6,355,681	8.22	8.14	$10,704,578	4,323,874	8.46	2,505,283	6.13

Options exercisable at year end	1,770,597	8.67	5.12	$4,607,452	1,142,099	7.98	337,002	10.68

Options vested or expected to vest	6,292,296	8.22	8.13	$10,614,670	4,283,344	8.45	2,471,725	6.14
Shares available for future grant at year end	1,797,694				1,018,766		2,213,155
Weighted-average fair value of stock options granted during the year		$8.08				$11.61		$5.19

As of December 31, 2013, there was approximately $39.1 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 2.55 years. Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $2,793,000, $0 and $0, respectively. The total intrinsic value of options exercised in the year ended December 31, 2013, 2012 and 2011 was $1.7 million, $0 and $0, respectively.

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes information about stock options outstanding at December 31, 2013:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.80 - $3.80	5,000	7.99	$3.80	2,708	$3.80
$5.20 - $5.20	1,072,887	4.02	5.20	997,934	5.20
$6.40 - $7.00	386,613	8.60	6.85	80,210	6.66
$7.20 - $7.20	3,190,240	9.34	7.20	41,012	7.20
$7.40 - $10.60	852,372	9.38	9.89	105,881	10.57
$11.00 - $15.00	730,285	7.54	13.15	499,642	12.79
$15.40 - $130.40	117,598	6.44	24.14	42,524	39.54
$139.20 - $139.20	125	1.08	139.20	125	139.20
$196.00 - $196.00	436	0.04	196.00	436	196.00
$235.12 - $235.12	125	0.40	235.12	125	235.12

$3.80 - $235.12	6,355,681	8.14	$8.22	1,770,597	$8.67

As of December 31, 2013, there were no unvested restricted stock awards granted to employees and directors. The compensation cost that has been expensed in the statements of operations for the restricted stock awards issued to employees and directors was $0 for 2013 and 2012 and, $98,000 for 2011, respectively.

The following table summarizes information about the Company’s warrants outstanding at December 31, 2013:

	Number of Shares Exercisable	Exercise Price	Expiration Date
Issued to private placement investors in October 2009	198,864	$17.60	1/7/2015
Issued to private placement investors in July 2011	3,750,000	$3.60	7/1/2016
Other	20,000	$13.80	8/1/2015

Total warrants outstanding at December 31, 2013	3,968,864	$4.35*

* Average exercise price

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

Common Stock Reserved for Future Issuance

As of December 31, 2013, the Company had reserved shares of common stock for future issuance as follows:

No. of Shares
Issuance upon exercise of outstanding stock options	6,355,681
Issuance of future grants under stock option plans	1,797,694
Issuance of future grants under employee stock purchase plan	16,651
Issuance of common stock related to convertible notes*	9,884,342
Issuance upon exercise of warrants	3,968,864

Total	22,023,232

*	Assumes all interest payments are paid-in-kind through the maturity date.

NOTE 9 NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted net loss per share excludes the effect of outstanding potentially dilutive securities because they are anti-dilutive. The following table shows the outstanding potentially dilutive options, warrants and convertible notes as of December 31, 2013, 2012 and 2011 (in thousands):

For the Years Ended December 31,	2013	2012	2011
Number of options outstanding	6,356	4,324	2,505
Number of warrants outstanding	3,969	4,219	4,206
Common stock related to convertible notes outstanding	6,291	5,927	1,967

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

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

The cosmeceutical and toiletry business is reported as discontinued operations for all periods presented in the accompanying Statements of Operations. Gain (loss) from discontinued operations represents primarily the gain (loss) attributable to changes in estimates of our cosmeceutical and toiletry business that was sold to RP Scherer on July 25, 2000, as follows (in thousands):

For the years ended December 31,	2013	2012	2011
Cosmeceutical and Toiletry Business:
Change in estimates for guarantees	$—	$1,082	$(379)

There was no revenue relating to discontinued operations for the years ended December 31, 2013, 2012 and 2011.

Basic and diluted income (loss) per common share from discontinued operations was $0, $0.09 and ($0.06) for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 11 DEFINED CONTRIBUTION PLAN

We have a defined contribution plan (401k) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $7,650, $7,500 and $7,350 for the years 2013, 2012 and 2011, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the defined contribution plan as we may determine. For the years ended December 31, 2013, 2012 and 2011, we contributed to the plan approximately $134,000, $71,000 and $46,000, respectively. No discretionary contributions have been made to the plan since its inception.

NOTE 12 INCOME TAXES

There is no provision recorded for the fiscal years ended 2013, 2012 and 2011 because we have incurred operating losses.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

December 31,	2013	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$31,834	$13,900	$6,700
Research credits	4,792	2,300	2,100
Stock compensation expense	4,124	2,600	600
Other	487	400	900

Total deferred tax assets	41,237	19,200	10,300
Valuation allowance	(41,237)	(19,200)	(10,300)

Net deferred tax assets	$—	$—	$—

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

Realization of our deferred tax assets is dependent upon our future taxable income, if any, the timing and amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $22.0 million and $8.9 million during 2013 and 2012, respectively.

As of December 31, 2013, we had federal and California net operating loss carryforwards of $80.1 million and $79.1 million, respectively, and federal and California research and development tax credit carryforwards of $2.2 million and $3.9 million, respectively. Of the carryforwards, federal and California net operating loss carryforwards of $75.0 million and $74.0 million, respectively, are subject to annual limitations and will be available from 2014 through 2031, as a result of federal ownership change limitations. The remaining federal and state net operating losses carryforwards expire beginning in 2018 for federal and 2014 for state, through 2033, if not utilized. The federal research credits expire beginning in 2022 and the state research credits have no expiration date.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted an analysis of our stock ownership under Internal Revenue Code Section 382 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2007, 2011 and 2013. The limitation of our federal and state carryforwards associated with previous net operating loss and research credit carryforwards, and the associated reduction in our deferred tax assets, was offset by a reduction in our valuation allowance. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations after December 31, 2013. Such an annual limitation could result in the expiration of the net operating loss and research and development credit carryforwards available as of December 31, 2013 before utilization.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2013, 2012 and 2011) to income taxes as follows (in thousands):

December 31,	2013	2012	2011
Tax benefit computed at 34%	$(18,796)	$(7,937)	$(4,017)
Stock compensation expense	513	176	148
Other	300	210	70
NOL not benefitted	17,983	7,551	3,799

Tax Provision (Benefit)	$—	$—	$—

We follow the provisions of ASC 740-10-50, Accounting for Uncertainty in Income Tax Provisions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31,	2013	2012	2011
Unrecognized tax benefit:
At the beginning of the period	$120	$120	$120
Gross increases – tax positions in the current period	—	—	—
Gross decreases – tax positions in the current period	—	—	—

At the end of the period	$120	$120	$120

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

The unrecognized tax benefit, if recognized in full, would result in adjustments to deferred taxes and the related valuation allowance. We do not currently anticipate any significant changes to the unrecognized tax benefits in 2014. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. To date, we have not used the unrecognized tax benefits to reduce any of our past tax obligations. As a result, we had no accrual for the payment of interest and penalties related to the unrecognized tax benefits. As of December 31, 2013, our tax returns were subject to future examination in the U.S. federal and state tax jurisdictions for the tax years 1997 through 2013, due to net operating losses and research credits that are being carried forward.

NOTE 13 SIGNIFICANT AGREEMENTS

Merial Limited

In September 2009, we entered into a world-wide license and development agreement with Merial Limited (Merial), a world leading animal health company, for a long acting pain management product for companion animals. We received a nonrefundable upfront license fee and performed reimbursable development services. In May 2011, we received notice of termination from Merial. We recognized $0.6 million in revenue related to development services to Merial for the year ended 2011.

NOTE 14 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents summarized unaudited results of operations for each of our quarters in the years ended December 31, 2013 and 2012.

Quarterly Results of Operations

(in thousands, except per share data)

(unaudited)

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$—	$—	$—
Operating expenses	12,752	15,209	12,664	13,832
Interest and other expense, net	(201)	(204)	(209)	(212)
Net loss	(12,953)	(15,413)	(12,873)	(14,044)
Basic and diluted net loss per share:
Net loss	$(0.85)	$(1.01)	$(0.84)	$(0.75)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$—	$—	$—
Operating expenses	4,769	4,380	6,054	8,628
Interest and other expense, net	(61)	(146)	(195)	(197)
Loss from continuing operations	(4,830)	(4,526)	(6,249)	(8,825)
Discontinued operations	(91)	(43)	128	1,088
Net loss	(4,921)	(4,569)	(6,121)	(7,737)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.48)	$(0.45)	$(0.46)	$(0.58)
Net loss	(0.49)	(0.46)	(0.45)	(0.51)

HERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

NOTE 15 SUBSEQUENT EVENT

Reverse Stock Split

Effective January 13, 2014, we amended our Certificate of Incorporation to change our name to Heron Therapeutics, Inc., and to effect a 1-for-20 reverse split of our outstanding common stock. The Name Change and Reverse Stock Split were approved by our stockholders on September 19, 2013. As a result of the Reverse Stock Split, the total authorized shares of common stock were reduced from 1,500,000,000 to 75,000,000 shares.

All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. All stock options, convertible notes and warrants outstanding were ratably adjusted to give effect to the Reverse Stock Split.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the report entitled Internal Control — Integrated Framework (1992) published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our assessment using the COSO criteria, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

Our independent registered public accounting firm, OUM & Co., LLP has audited our Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2013. Their reports appear in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference into the information set forth under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement (the “Proxy Statement”) for the 2014 annual meeting of stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is posted on our website at http://www.herontx.com under the caption “Investor Relations/ Corporate Governance.” If we make any substantive amendments to the code of ethics or grant any waiver, including implicit waiver, from a provision of the code of ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K that will be publicly filed.

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

See Exhibit Index beginning on page 84.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

By:	/s/ Barry D. Quart
Barry D. Quart
Chief Executive Officer
Date: March 7, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Barry D. Quart his true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barry D. Quart Barry D. Quart	Chief Executive Officer, Director (Principal Executive Officer)	March 7, 2014

/s/ Robert H. Rosen Robert H. Rosen	President, Chief Commercial Officer, Director	March 7, 2014

/s/ Kevin C. Tang Kevin C. Tang	Chairman of the Board of Directors	March 7, 2014

/s/ Stephen R. Davis Stephen R. Davis	Executive Vice-President, Chief Operating Officer, Director	March 7, 2014

/s/ Brian G. Drazba Brian G. Drazba	Vice President, Chief Financial Officer (Principal Financial Officer)	March 7, 2014

/s/ John W. Poyhonen John W. Poyhonen	Director	March 7, 2014

/s/ Craig A. Johnson Craig A. Johnson	Director	March 7, 2014

/s/ Kimberly J. Manhard Kimberly J. Manhard	Director	March 7, 2014

EXHIBIT INDEX

FORM 10-K ANNUAL REPORT

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

2-A	Asset Purchase Agreement between Registrant and R.P. Scherer South, Inc. dated June 21, 2000.	Current Report on Form 8-K, as Exhibit 2.1	August 9, 2000

3-A	Certificate of Incorporation, as amended through July 29, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1	August 4, 2009

3-B	By laws	Registration Statement on Form S-1 (Registration No. 33-15429) as an Exhibit

3-C	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock.	Current Report on Form 8-K, as Exhibit 3.C	December 19, 2006

3-D	Certificate of Amendment of Certificate of Incorporation.	Current Report on Form 8-K, as Exhibit 3.1	June 30, 2011

3-E	Certificate of Amendment of Certificate of Incorporation.	Current Report on Form 8-K, as Exhibit 3.1	January 13, 2014

4-A	Common Stock Certificate.	Registration on Form S-3 (Registration No.333-162968), as Exhibit 4.1	November 6, 2009

4-B	Form of Warrant to Purchase Shares of Common Stock	Current Report on Form 8-K as Exhibit 10.3	October 22, 2009

10-A	Registrant’s 1997 Employee Stock Purchase Plan, as amended to date.*	Definitive Proxy on Schedule 14A, as Exhibit B	June 3, 2011

10-B	Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant’s executive offices in Redwood City dated as of November 17, 1997.	Annual Report on 10-K for the year ended December 31, 1997, as Exhibit 10-E	March 30, 1998

10-C	Registrant’s 2002 Equity Incentive Plan dated June 13, 2002.*	Registration on Form S-8 (Registration No.333-90428), as Exhibit No. 99.1	June 13, 2002

10-D	Form of Amended and Restated 2007 Equity Incentive Plan.*	Definitive Proxy on Schedule 14A, as Exhibit A	June 3, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-E	Form of 2007 Equity Incentive Plan Stock Option Agreement.*	Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3	January 14, 2008

10-F	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.*	Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4	January 14, 2008

10-G	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-O	March 31, 2008

10-H	Form of 2002 Equity Incentive Plan Stock Option Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-P	March 31, 2008

10-I	Form of 2002 Equity Incentive Plan Restricted Award Agreement.*	Annual Report on 10-K for the year ended December 31, 2007, as Exhibit 10-Q	March 31, 2008

10-J	Amendment to the Registrant’s Non-Qualified Stock Plan.*	Quarterly Report on 10-Q for the quarter ended September 30, 2007, as Exhibit 10.16	November 14, 2007

10-K	Form of Indemnification Agreement.*	Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S	March 31, 2008

10-L	Registrant’s Non-Qualified Stock Plan dated June 13, 2002.*	Registration Statement on Form S-8 (Registration No.333-90428), as Exhibit No. 99.2	June 13, 2002

10-M	Securities Purchase Agreement, dated as of October 19, 2009, by and among the Registrant and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.1	October 22, 2009

10-N	Registration Rights Agreement, dated as of October 22, 2009, by and among the Registrant and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.2	October 22, 2009

10-O	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.1	April 28, 2011

10-P	Form of Senior Secured Convertible Note due 2021.	Current Report on Form 8-K, as Exhibit 10.2	April 28, 2011

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-Q	Security Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers.	Current Report on Form 8-K, as Exhibit 10.3	April 28, 2011

10-R	Second Amendment to Lease, effective as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company.	Current Report on Form 8-K, as Exhibit 10.4	April 28, 2011

10-S	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and Michael A. Adam.*	Current Report on Form 8-K, as Exhibit 10.6	April 28, 2011

10-T	Securities Purchase Agreement, dated June 29, 2011, by and between the Company and the purchasers listed on Schedule I thereto.	Current Report on Form 8-K, as Exhibit 10.1	June 30, 2011

10-U	Amendment to Senior Secured Convertible Note Due 2021, dated, June 29, 2011, by and between the Company and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, by and among the Company and the purchasers listed therein.	Current Report on Form 8-K, as Exhibit 10.2	June 30, 2011

10-V	Third Amendment to Lease, effective as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company.	Current Report on Form 8-K, as Exhibit 10.1	August 3, 2011

10-W	Securities Purchase Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein.	Current Report on Form 8-K, as Exhibit 10.1	July 25, 2012

10-X	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein.	Current Report on Form 8-K, as Exhibit 10.2	July 25, 2012

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

10-Y	Management Retention Agreement as of December 3,2012, by and between the Company and Mark S. Gelder, M.D.*	Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10-AH	March 1, 2013

10-Z	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Dr. Barry Quart.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI	May 10, 2013

10-AA	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Robert Rosen.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AJ	May 10, 2013

10-AB	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Stephen Davis.*	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AK	May 10, 2013

10-AC	Form of Non-Qualified Stock Option Agreement.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL	August 8, 2013

10-AD	Amendment to Management Retention Agreement, dated as of April 25, 2011, as amended May 29, 2013 (as amended, the “Retention Agreement”)*	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AM	August 8, 2013

10-AE	Offer Letter dated November 10, 2012 between the Company and Mark S. Gelder, M.D.*	Filed herewith

10-AF	Offer Letter dated October 16, 2013 between the Company and Brian G. Drazba.*	Filed herewith

10-AG	Management Retention Agreement as of October 23, 2013, by and between the Company and Brian G. Drazba.*	Filed herewith

10-AH	Executive Employment Agreement, dated November 1, 2013, by and between the Company and Paul Marshall.*	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney	Filed herewith (on signature page)

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date

31.1	Certification of Chief Executive Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13A-15(e) Promulgated under the Securities Exchange Act of 1934 as amended.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Extension Definition	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Management contract or compensatory plans.