Form 10-Q
period 2014-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2014-05-12
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2875566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Saginaw Drive Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 366-2626

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2014 was 23,901,497.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$57,475	$72,287
Prepaid expenses and other current assets	2,262	638

Total current assets	59,737	72,925
Property and equipment, net	2,926	2,882
Other long-term assets	130	130

Total assets	$62,793	$75,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,603	$1,264
Accrued expenses	2,617	4,703
Convertible notes payable to related parties, net of discount	1,164	1,025

Total current liabilities	7,384	6,992
Stockholders’ equity:
Common stock	239	237
Additional paid-in capital	311,578	307,578
Accumulated deficit	(256,408)	(238,870)

Total stockholders’ equity	55,409	68,945

Total liabilities and stockholders’ equity	$62,793	$75,937

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Operating expenses:
Research and development	$11,771	$7,140
General and administrative	5,551	5,612

Total operating expenses	17,322	12,752

Loss from operations	(17,322)	(12,752)
Interest expense	(216)	(201)

Net loss	$(17,538)	$(12,953)

Basic and diluted net loss per share	$(0.74)	$(0.85)

Shares used in computing basic and diluted net loss per share	23,686	15,254

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(17,538)	$(12,953)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	114	70
Stock-based compensation expense	2,969	1,835
Amortization of debt discount	139	130
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,624)	157
Accounts payable	2,238	1,330
Accrued expenses	(2,011)	1,470

Net cash used for operating activities	(15,713)	(7,961)

Investing activities:
Purchases of property and equipment	(57)	(435)

Net cash used for investing activities	(57)	(435)

Financing activities:
Proceeds from warrant exercises	—	600
Proceeds from stock option exercises	958	12

Net cash provided by financing activities	958	612

Net decrease in cash	(14,812)	(7,784)
Cash at beginning of period	72,287	53,506

Cash at end of period	$57,475	$45,722

See accompanying notes.

HERON THERAPUETICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Business

Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.) (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company developing product candidates using its proprietary Biochronomer™ polymer-based drug delivery platform. This drug delivery platform is designed to improve the therapeutic profile of injectable pharmaceuticals by converting them from products that must be injected once or twice per day to products that need to be injected only once every one or two weeks.

Our lead product candidate, SUSTOLTM (formerly known as APF530), is being developed for the prevention of acute chemotherapy-induced nausea and vomiting (“CINV”) for patients undergoing both moderately or highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuation of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. SUSTOL contains the 5-HT3 antagonist granisetron formulated in our proprietary Biochronomer polymer-based drug delivery platform, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for SUSTOL because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original New Drug Application (“NDA”) seeking approval for SUSTOL with the U.S. Food and Drug Administration (“FDA”). The FDA issued a Complete Response Letter for the SUSTOL NDA in March 2010. In September 2012, we resubmitted our NDA for SUSTOL and, in March 2013, we received a second Complete Response Letter, which identified several remaining issues that need to be addressed prior to approval of the SUSTOL NDA. We are currently working on addressing these issues and expect to resubmit the SUSTOL NDA in mid-2014.

We own the worldwide rights to SUSTOL and are in the early stages of building the commercial infrastructure necessary to commercialize SUSTOL in the U.S. on our own, assuming approval by the FDA.

In addition, to resubmitting the SUSTOL NDA, we are seeking to expand the labeled indication for SUSTOL following its potential approval. In 2014, we initiated a Phase 3 clinical study with SUSTOL for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy, an indication for which no 5-HT3 antagonist is approved. The 1,000 patient study is expected to be completed in late 2014.

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

In November 2013, we initiated a program to expand our pipeline of sustained-release products, including a new program targeting the relief of post-surgical pain. Preliminary animal studies indicate that formulations using our Biochronomer polymer-based drug delivery platform provided sustained analgesic effects for three to five days. We plan to formalize optimization in 2014 and initiate a Phase 1 study in mid-2014. As of 2012, approximately 25 million1 procedures associated with post-operative pain were conducted in the U.S. In addition, post-operative pain market sales were approximately $3.1 billion2 in 2012.

In January 2014, we changed our name from A.P. Pharma, Inc. to Heron Therapeutics, Inc. Effective January 13, 2014, we effected a 1-for-20 reverse split of our outstanding common stock (“Reverse Stock Split”) (See Note 5). All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. All stock options, convertible notes and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

Liquidity

We have incurred significant operating losses and negative cash flows from operations and we have an accumulated deficit of $256.4 million as of March 31, 2014. During 2011, 2012 and 2013, we completed a total of four rounds of equity and/or debt financings, which provided us with cash of approximately $135.4 million, net of issuance costs, to fund operations (see Notes 4 and 5). As of March 31, 2014, we had cash on hand of $57.5 million.

We believe that our current working capital is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies prior to 2015 or begin preparations for potential commercialization of SUSTOL, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities.

2.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2014. The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. The presentation of prior year amounts was reclassified to conform to the current year presentation. For more complete financial information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014.

3.	Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

[1]	Custom Research Project by Design Resources completed in 2013.
[2]	Decision Resources, Acute Pain, December 2012.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. We had cash of $57.5 million and $72.3 million at March 31, 2014 and December 31, 2013, respectively. There were no cash equivalents as of both dates. Our bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 4).

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, warrants and common stock underlying convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

Because we have incurred a net loss for both periods presented in the unaudited condensed statements of operations, outstanding stock options, warrants and common stock underlying convertible notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of outstanding stock options, warrants and common stock underlying convertible notes not included in the computation for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options outstanding	7,273	4,461
Warrants outstanding	3,825	4,052
Common stock underlying convertible notes outstanding	6,385	6,016

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net loss for both periods presented was comprised solely of its net loss and there were no other changes in equity from non-owner sources.

Recent Accounting Pronouncements

We do not expect that the adoption of any recently issued accounting pronouncements would have a significant impact on our results of operations, financial condition or cash flow.

4.	Convertible Notes to Related Parties

In April 2011, we entered into a Securities Purchase Agreement for a private placement of up to $4.5 million in Senior Secured Convertible Notes (“Notes”). We received a total of $4.3 million, net of issuance costs, from the issuance of these Notes.

The Notes are secured by substantially all of our assets, including placing our bank accounts under a control agreement. The Notes bear interest at 6% per annum, payable quarterly in cash or in additional principal amount of Notes, at the election of the purchasers. The Notes mature on May 2, 2021, however, the holders of the Notes may require prepayment of the Notes at any time, at each holder’s option.

The Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Notes. There is no right to convert the Notes to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 9.99% of our outstanding common stock. Each holder of the Notes can increase or decrease this beneficial ownership conversion limit by written notice to us, which will not be effective until 61 days after delivery of the notice.

As of March 31, 2014, we were in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require us to redeem all or a portion of their Notes.

We filed a registration statement with the SEC to register for resale 3.5 million shares (as adjusted for the Reverse Stock Split) underlying the Notes. The registration statement was declared effective on July 29, 2011. The Purchasers have agreed to waive their right to require us to maintain the effectiveness of the registration statement and to register the additional shares underlying the Notes until they provide notice otherwise.

The Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Notes. During the three months ended March 31, 2014, accrued interest of approximately $75,000 was paid-in-kind and rolled into the Note principal balance, which resulted in an additional debt discount of approximately $75,000. For the three months ended March 31, 2014 and 2013, interest expense relating to the stated rate was approximately $77,000 and $71,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $139,000 and $130,000, respectively.

As of March 31, 2014, the carrying value of the Notes was approximately $1,164,000, which is comprised of the $5,108,000 principal amount of the Notes outstanding, less debt discount of $3,944,000. If the $5.1 million principal amount of Notes is converted, we would issue 6.4 million shares of our common stock.

5.	Stockholders’ Equity

Amendments to Articles of Incorporation – Reverse Stock Split

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

2011 Private Placement

In June 2011, we sold 8.0 million shares of our common stock for net proceeds of $22.8 million (net of approximately $1.2 million in issuance costs). For each share purchased, the investors received one warrant to purchase 0.5 shares of common stock at an exercise price of $3.60 per share. The warrants were immediately exercisable and expire on July 1, 2016. The warrants may be exercised for cash only, or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the warrants, by surrender of such warrant, or a portion of such warrant, by way of cashless exercise. There is no right to exercise the warrants to the extent that, after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the warrants can amend or waive the foregoing limitation by written notice to us, with such waiver taking effect only upon the expiration of a 61-day notice period.

On July 29, 2011, we filed a registration statement with the SEC to register for resale the shares and the shares of common stock issuable upon the exercise of the warrants. The registration statement was declared effective on August 4, 2011. We are obligated to maintain the effectiveness of the registration statement until the investors are able to sell shares and the shares of common stock underlying the warrants without limitation or restriction under Rule 144 of the Securities Act of 1933, as amended (“Rule 144”). There is currently only one investor who is an affiliate of ours and is therefore not able to sell without limitation under Rule 144, and that investor has agreed to waive its right to require us to maintain the effectiveness of the registration statement until it provides notice otherwise. If we fail to keep the registration statement continuously effective for a designated time (with limited exceptions) during the period we are obligated to maintain the registration statement, we may be obligated to pay to the investors liquidated damages in an amount equal to 1.0% per month of such investor’s pro rata interest in the total purchase price of the 2011 private placement, capped at a total penalty of 6.0%.

During the three months ended March 31, 2014, one warrant holder exercised 144,040 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 108,409 shares of common stock and no net cash proceeds to the Company. During the three months ended March 31, 2013, we received $0.6 million for cash exercises of these warrants.

2012 Private Placement

In July 2012, we sold 5.1 million shares of our common stock at a purchase price of $10.50 per share, resulting in net proceeds of approximately $50.5 million (net of approximately $3.1 million in issuance costs).

On August 24, 2012, we filed a registration statement with the SEC to register these shares for resale. The registration statement was declared effective on September 6, 2012. If we fail to keep the registration statement continuously effective for a designated time (with limited exceptions), we may be obligated to pay to each investor an amount equal to 1.5% per month of the aggregate purchase price of the unregistered shares held by such investor, capped at a total penalty of 9.0%.

2013 Common Stock Offering

In November 2013, we entered into an underwriting agreement, pursuant to which we sold a total of approximately 8.6 million shares of our common stock to the underwriters at a public offering price of $8.00 per share. We received total net proceeds of approximately $57.8 million (net of approximately $3.9 million in issuance costs).

The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-190550), which was previously filed with the SEC and was declared effective, and a prospectus supplement filed with the SEC. The offering was not registered under any state blue sky laws and was limited to “Qualified Institutional Buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and certain other institutional and accredited investors, as permitted under applicable law. In the underwriting agreement, the Company agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the underwriters may be required to make because of such liabilities.

Stock Option Exercises

For the three months ended March 31, 2014, approximately 215,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to the Company of approximately $958,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2014 and 2013 related to stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$1,262	$249
General and administrative	1,707	1,586

Stock-based compensation expense included in operating expenses	$2,969	$1,835

Impact on basic and diluted net loss per share	$0.13	$0.12

As of March 31, 2014, there was approximately $45.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a period of 2.5 years, which is the weighted-average vesting period for all stock-based compensation awards.

The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

Options:	March 31,
	2014	2013
Risk-free interest rate	2.0%	1.1%
Dividend yield	0.0%	0.0%
Volatility	153.0%	152.4%
Expected life (years)	6	6

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three months ended March 31, 2014 and 2013, there were no new offering periods or ESPP purchase rights granted.

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2014	6,356	$8.22	8.14
Granted	1,203	$9.99
Exercised	(275)	$6.17
Expired and forfeited	(11)	$17.32

Balance at March 31, 2014	7,273	$8.57	8.42

6.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2014.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2013 and as such, disclosures included in the Company’s 2013 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC, on March 7, 2014.

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “intend,” “assume” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•	the anticipated progress of our research, development and clinical programs and timing of, and prospects for, regulatory approval and commercial introduction of SUSTOLTM and other future product candidates;

•	estimates of the timing of our resubmission of the New Drug Application (“NDA”) for SUSTOL;

•	if approved, the timing of market introduction of SUSTOL or other future product candidates;

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL or other future product candidates;

•	our ability to successfully develop other drug candidates utilizing our proprietary Biochronomer polymer-based drug delivery platform;

•	our ability to establish collaborations for our technology, SUSTOL and other future product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. In addition, please see the “Risk Factors” section of this Form 10-Q. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934. You should carefully review all of these factors.

Unless otherwise noted, all historical information in this Item 2 regarding share amounts of our common stock, prices per share of our common stock and loss per share has been adjusted to reflect, on a retroactive basis, the application of the 1-for-20 reverse stock split of our common stock that we effected on January 13, 2014 (the “Reverse Stock Split”).

Overview

Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.) (the “Company,” “we,” “us” and “our”) is a specialty pharmaceutical company developing product candidates using its proprietary Biochronomer™ polymer-based drug delivery platform. This drug delivery platform is designed to improve the therapeutic profile of injectable pharmaceuticals by converting them from products that must be injected once or twice per day to products that need to be injected only once every one or two weeks.

Our lead product candidate, SUSTOLTM (formerly known as APF530), is being developed for the prevention of acute chemotherapy-induced nausea and vomiting (“CINV”) for patients undergoing both moderately or highly emetogenic chemotherapy and for the prevention of delayed CINV for patients undergoing moderately emetogenic chemotherapy. One of the most debilitating side effects of cancer chemotherapy, CINV is a leading cause of premature discontinuation of treatment. There is only one injectable 5-HT3 antagonist approved for the prevention of delayed-onset CINV, so this indication represents an area of particular unmet medical need. SUSTOL contains the 5-HT3 antagonist granisetron formulated in our proprietary Biochronomer polymer-based drug delivery platform, which allows therapeutic drug levels to be maintained for five days with a single subcutaneous injection. This five-day range is designed to cover the delayed phase of CINV. Granisetron was selected for SUSTOL because it is widely prescribed by physicians based on a well-established record of safety and efficacy.

In May 2009, we filed the original NDA seeking approval for SUSTOL with the U.S. Food and Drug Administration (“FDA”). The FDA issued a Complete Response Letter for the SUSTOL NDA in March 2010. In September 2012, we resubmitted our NDA for SUSTOL and, in March 2013, we received a second Complete Response Letter, which identified several remaining issues that need to be addressed prior to approval of the SUSTOL NDA. We are currently working on addressing these issues and expect to resubmit the SUSTOL NDA in mid-2014.

We own the worldwide rights to SUSTOL and are in the early stages of building the commercial infrastructure necessary to commercialize SUSTOL in the U.S. on our own, assuming approval by the FDA.

In addition, to resubmitting the SUSTOL NDA, we are seeking to expand the labeled indication for SUSTOL following its potential approval. In 2014, we initiated a Phase 3 clinical study with SUSTOL for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy, an indication for which no 5-HT3 antagonist is approved. The 1,000 patient study is expected to be completed in late 2014.

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

In November 2013, we initiated a program to expand our pipeline of sustained-release products, including a new program targeting the relief of post-surgical pain. Preliminary animal studies indicate that formulations using our Biochronomer polymer-based drug delivery platform provided sustained analgesic effects for three to five days. We plan to formalize optimization in 2014 and initiate a Phase 1 study in mid-2014. As of 2012, approximately 25 million3 procedures associated with post-operative pain were conducted in the U.S. In addition, post-operative pain market sales were approximately $3.1 billion4 in 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

[3]	Custom Research Project by Design Resources completed in 2013.
[4]	Decision Resources, Acute Pain, December 2012.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
SUSTOL related costs	$7,004	$4,495
New product development related costs	506	125
Personnel and related costs	1,828	1,003
Stock-based compensation expense	1,262	249
Facility related costs	525	470
Other	646	798

Total research and development expense	$11,771	$7,140

For the three months ended March 31, 2014, research and development expense increased to $11.8 million from $7.1 million for the same period in 2013. The increase in research and development expense for the three months ended March 31, 2014 was primarily the result of an increase in SUSTOL related costs of approximately $2.5 million due to the initiation of a Phase 3 label expansion study of SUSTOL in 2014 and costs associated with addressing the issues raised by the FDA in the 2013 Complete Response Letter. In addition, the increase in research and development expense was due to costs associated with new product development, including our new pain management program targeting the relief of post-surgical pain which was initiated in November 2013. Finally, the increase in research and development expense was due to an increase in personnel and related costs of approximately $0.8 million mainly due to additional headcount and infrastructure to support the increased development activities noted above, as well as an increase in non-cash, stock-based compensation expense of approximately $1.0 million.

General and Administrative Expense

General and administrative expense remained consistent at $5.6 million for the three months ended March 31, 2014 and 2013. General and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation. General and administrative expense for the year 2014 is expected to be higher as compared to 2013, due to increased costs to support anticipated commercialization activities.

Interest Expense

Interest expense was $0.2 million for both the three months ended March 31, 2014 and 2013. Interest expense consists primarily of interest expense and amortization of debt discount related to the convertible notes.

Capital Resources and Liquidity

As of March 31, 2014, we had approximately $57.5 million in cash, compared to $72.3 million as of December 31, 2013. The net decrease in cash of approximately $14.8 million was primarily due to the use of cash to fund our continued development of SUSTOL, personnel costs and for other general corporate purposes, partially offset by cash proceeds received from stock option exercises of approximately $1.0 million.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and other securities, royalties, revenues from collaboration arrangements, proceeds received from the sale of discontinued operations and interest earned on short-term investments.

In April 2011, we entered into definitive agreements for a convertible note financing of up to $4.5 million. We received a total of approximately $4.3 million, net of issuance costs, whereby $4.5 million aggregate principal amount of convertible notes were issued.

In July 2011, we closed a unit financing where each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock; whereby the Company received approximately $22.8 million of proceeds, net of issuance costs.

In July 2012, we closed a common stock financing whereby the Company received approximately $50.5 million of proceeds, net of issuance costs.

In November 2013, we closed a common stock offering whereby the Company received approximately $57.8 million of proceeds, net of issuance costs.

We believe that our current working capital is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies prior to 2015 or begin preparations for potential commercialization of SUSTOL, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including: an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program including the timing of clinical trials to expand our pipeline of sustained-release products; the scope, rate of progress, results and costs of preclinical testing and clinical trials, including our Phase 3 clinical trial of SUSTOL for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize other products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts related to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained, or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by unfavorable economic conditions currently affecting financial markets and numerous other factors.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in millions), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of March 31, 2014.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2.2	$0.9	$1.3	$—	$—

The holders of the convertible notes issued in May 2011 and May 2012 may require prepayment of the Notes at any time at each holder’s option. See Note 4 of Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

We also enter into agreements from time to time with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based in part upon the number of patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any marketable securities at March 31, 2014. Our debt obligations of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

ITEM 1A.	RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. The risks described below may include certain additions and revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our subsequent filings with the SEC. Risk factors containing such additions and revisions are marked with an asterisk.

Risks Related To Our Business

*We are substantially dependent upon the success of our SUSTOL product candidate. Clinical trial results and the NDA resubmission for this product may not lead to regulatory approval.

We have invested a significant portion of our time and financial resources in the development of our most advanced product candidate, SUSTOL, for which we are initially seeking FDA approval for the prevention of acute chemotherapy-induced nausea and vomiting (“CINV”) associated with both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV associated with moderately emetogenic chemotherapy (“MEC”). We currently also plan to conduct a Phase 3 study which, if successful, may allow us to expand our product label to include delayed CINV associated with highly emetogenic chemotherapy (“HEC”).

Our near-term ability to generate revenues and our future success, in large part, depends on the approval and successful commercialization of SUSTOL. We will not be able to commercialize SUSTOL until we obtain regulatory approval in the United States or foreign countries. In order to satisfy FDA approval standards for the commercial sale of SUSTOL, we must first successfully resolve the issues identified in the Complete Response Letter received from the FDA in March 2013. This letter identified several issues that precluded the approval of SUSTOL NDA, including issues relating to: manufacturing of SUSTOL, the administration of SUSTOL and our analysis of efficacy data for SUSTOL under more recent guidelines classifying chemotherapy regimens. Although we are currently working to address these issues and currently expect to resubmit the SUSTOL NDA in mid-2014, there can be no assurance that these responses will be sufficient or that we will be able to resubmit within this time period. Further, the FDA’s review of our resubmission may not produce positive decisions as to whether:

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

*We may not obtain regulatory approval for SUSTOL or any of our product candidates. Regulatory approval may also be delayed or cancelled or may entail limitations on the indicated uses of a proposed product.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market SUSTOL or any other product candidate. In September 2012, we resubmitted the NDA seeking approval for SUSTOL with the FDA. In March 2013, we received a second Complete Response Letter, which identified several issues that precluded the approval of the SUSTOL NDA. We are currently working to address these issues and intend to resubmit the SUSTOL NDA in mid-2014. Our NDA resubmission for SUSTOL may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval prior to the FDA’s decision on our NDA.

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

*We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred recurring losses and had an accumulated deficit of $256.4 million through March 31, 2014. Even if SUSTOL is approved, we expect to continue to generate substantial losses over at least the next several years as we:

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

*Additional capital may be needed to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs. Raising such capital may have to be accomplished on unfavorable terms, likely causing dilution to our existing stockholders.

At March 31, 2014, the Company had cash and cash equivalents in the amount of $57.5 million. We believe that our current working capital balance is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies prior to 2015 or begin commercialization of SUSTOL, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. We are pursuing commercialization of SUSTOL without a partner for the U.S. market, which will likely require us to obtain additional funding and resources to sustain our operations until we can achieve profitability. The need for and amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our SUSTOL NDA resubmission, the time and costs related to manufacturing of SUSTOL, if approved, technological and market developments of drugs that may compete with SUSTOL and the timing of clinical trials to expand our pipeline of sustained-release products. There can be no assurance that SUSTOL will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch SUSTOL.

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

*Clinical trials are expensive and may not result in commercially viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we have incurred significant expenses in developing SUSTOL and, even if approved, it may not result in a commercially viable product. We have initiated a Phase 3 study of SUSTOL designed to demonstrate the utility of SUSTOL in the treatment of delayed-onset CINV in patients receiving HEC regimens. If successful, we intend to submit the results of the study to the FDA to expand the label of SUSTOL to include delayed HEC. There can be no assurance that this study will be successful or that the FDA will grant any such label expansion. Before obtaining regulatory approvals for the commercial sale of any products, we, or our partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

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

We do not manufacture SUSTOL and do not currently plan to develop any capacity to do so. Instead, we have relied on third parties to manufacture and perform important pre-commercialization manufacturing development activities for SUSTOL. As part of the process for obtaining regulatory approval, we must demonstrate that the facilities, equipment and processes used to manufacture SUSTOL are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials. We must also provide the FDA with information regarding the validation of the manufacturing facilities, equipment and processes of our third-party suppliers and manufacturers, and data supporting the stability of SUSTOL. If our third-party suppliers and manufacturers are not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, the approval of our marketing application may be delayed, existing product batches may be compromised, and we may experience delays in the availability of SUSTOL for commercial distribution.

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

Further, we, along with our contract manufacturers and our collaborators, are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers, or our collaborators, may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in a Warning Letter or an enforcement action such as product seizure, recall, or injunction, prevent commercialization of our product candidates and impair our reputation and results of operations.

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

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have started to establish internal sales and marketing capabilities for SUSTOL, but may enter into agreements with third parties to sell and market other products we may develop. Although we have hired sales and marketing personnel with prior commercial experience, our company has no direct experience in developing, training or managing a marketing and sales force. The establishment and development of a sales force to market SUSTOL will be expensive and time consuming and could delay product launch, and we cannot be certain that we will be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other nontechnical capabilities necessary to commercialize SUSTOL, we will need to contract with third parties to market and sell such products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires management to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financing reporting in our annual report on Form 10-K for each fiscal year. Our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We have implemented an ongoing program to perform the system and process evaluation we believe to be necessary to comply with these requirements. However, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenue or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future, and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, new SEC regulations and the Public Company Accounting Oversight Board pronouncements, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

*Future utilization of net operating loss carry-forwards may be impaired due to recent changes in ownership.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 12, 2014	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(On behalf of the Registrant)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document