Form 10-Q
period 2014-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2014-08-04
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2014 was 28,910,653.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$105,012	$72,287
Prepaid expenses and other current assets	518	638

Total current assets	105,530	72,925
Property and equipment, net	2,978	2,882
Other long-term assets	130	130

Total assets	$108,638	$75,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,769	$1,264
Accrued clinical liabilities	3,705	1,773
Accrued payroll and employee-related liabilities	1,835	2,566
Other accrued expenses	2,177	364
Convertible notes payable to related parties, net of discount	1,306	1,025

Total current liabilities	10,792	6,992
Stockholders’ equity:
Common stock	289	237
Additional paid-in capital	372,976	307,578
Accumulated deficit	(275,419)	(238,870)

Total stockholders’ equity	97,846	68,945

Total liabilities and stockholders’ equity	$108,638	$75,937

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$14,427	$10,806	$26,198	$17,946
General and administrative	4,364	4,403	9,915	10,016

Total operating expenses	18,791	15,209	36,113	27,962

Loss from operations	(18,791)	(15,209)	(36,113)	(27,962)
Interest expense	(220)	(204)	(436)	(405)

Net loss	$(19,011)	$(15,413)	$(36,549)	$(28,367)

Basic and diluted net loss per share	$(0.78)	$(1.01)	$(1.52)	$(1.86)

Shares used in computing basic and diluted net loss per share	24,266	15,285	23,989	15,269

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(36,549)	$(28,367)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	239	149
Stock-based compensation expense	4,049	4,238
Amortization of debt discount	281	261
Changes in operating assets and liabilities:
Prepaid expenses and other assets	120	206
Accounts payable	505	2,849
Accrued clinical liabilities	1,932	2,127
Accrued payroll and employee-related liabilities	(731)	(110)
Other accrued expenses	1,965	(135)

Net cash used for operating activities	(28,189)	(18,782)

Investing activities:
Purchases of property and equipment	(335)	(541)

Net cash used for investing activities	(335)	(541)

Financing activities:
Proceeds from warrant exercises	—	600
Proceeds from purchases under the Employee Stock Purchase Plan	19	25
Proceeds from stock option exercises	2,308	41
Net proceeds from sale of common stock and pre-funded warrants	58,922	—

Net cash provided by financing activities	61,249	666

Net increase (decrease) in cash	32,725	(18,657)
Cash at beginning of period	72,287	53,506

Cash at end of period	$105,012	$34,849

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

In May 2009, we filed the original New Drug Application (“NDA”) seeking approval for SUSTOL with the U.S. Food and Drug Administration (“FDA”). The FDA issued a Complete Response Letter for the SUSTOL NDA in March 2010. In September 2012, we resubmitted our NDA for SUSTOL and, in March 2013, we received a second Complete Response Letter, which identified several remaining issues that need to be addressed prior to approval of the SUSTOL NDA. We are currently working on addressing these issues and expect to resubmit the SUSTOL NDA during the fourth quarter of 2014.

We own the worldwide rights to SUSTOL and are in the early stages of building the commercial infrastructure necessary to commercialize SUSTOL in the U.S. on our own, assuming approval by the FDA.

Our core Biochronomer technology, on which SUSTOL and our other product candidates are based, consists of bioerodible polymers designed to release drugs over a defined period of time. The results of over 100 in vivo and in vitro studies demonstrate that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including, among others, prevention of CINV, pain management and control of inflammation. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to potentially multiple weeks. We are exploring the potential use of our Biochronomer polymer with other drugs and intend to pursue the clinical development of one or more other drug candidates based on our proprietary delivery platform.

In November 2013, we initiated a program to expand our pipeline of sustained-release products, including a new program targeting the relief of post-surgical pain. We selected HTX-011, a unique combination of local analgesic agent bupivacaine and the anti-inflammatory drug meloxicam utilizing our Biochronomer extended release technology, as the lead product candidate for our post-surgical pain program. In a validated animal model, HTX-011 significantly reduced mean pain intensity compared to the current market leader, Exparel® for up to 72 hours following surgery. We expect to move this program into human clinical studies in the second half of 2014. As of 2012, approximately 25 million1 procedures associated with post-operative pain were conducted in the U.S. In addition, post-operative pain market sales were approximately $3.1 billion2 in 2012.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations and we have an accumulated deficit of $275.4 million as of June 30, 2014. Since 2011, we completed a total of five rounds of equity and/or debt financings, which provided us with cash of approximately $194.3 million, net of issuance costs, to fund operations (see Notes 4 and 5). As of June 30, 2014, we had cash on hand of $105.0 million.

We believe that our current working capital is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies or begin preparations for potential commercialization of SUSTOL, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities.

2.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2014. The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. The presentation of prior year amounts was reclassified to conform to the current year presentation. For more complete financial information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. We had cash of $105.0 million and $72.3 million at June 30, 2014 and December 31, 2013, respectively. There were no cash equivalents as of both dates. Our bank accounts have been placed under a control agreement in accordance with the April 2011 convertible note financing (see Note 4).

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

The following table includes the number of outstanding stock options, warrants and common stock underlying convertible notes not included in the computation as of the dates shown below (in thousands):

	As of June 30,
	2014	2013
Stock options outstanding	7,022	6,747
Warrants outstanding	4,425	4,052
Common stock underlying convertible notes outstanding	6,481	6,106

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net loss for all periods presented was comprised solely of its net loss and there were no other changes in equity from non-owner sources.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718) (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments in ASU 2014-12 may either be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earlier annual period presented in the financial statements and to all new or modified awards thereafter. We plan to adopt the provisions of ASU 2014-12 in the first quarter of 2016. We do not expect the adoption of this ASU to have a material impact on its results of operations or financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance in 2014 and it did not have a material impact on our financial condition, results of operations or related financial statement disclosures.

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

As of June 30, 2014, we were in compliance with all debt-related covenants under the Notes. Upon the occurrence of an event of default under the Notes, the holders of the Notes have the right to require us to redeem all or a portion of their Notes.

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

The Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a full debt discount was recorded in an amount equal to the face value of the Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Notes. During the period ended June 30, 2014, accrued interest of approximately $77,000 was paid-in-kind and rolled into the Note principal balance, which resulted in an additional debt discount of approximately $77,000. For the three months ended June 30, 2014 and 2013, interest expense relating to the stated rate was approximately $78,000 and $72,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $142,000 and $132,000, respectively. For the six months ended June 30, 2014 and 2013, interest expense relating to the stated rate was approximately $155,000 and $144,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $281,000 and $261,000, respectively.

As of June 30, 2014, the carrying value of the Notes was approximately $1,306,000, which is comprised of the $5,185,000 principal amount of the Notes outstanding, less debt discount of $3,879,000. If the $5,185,000 principal amount of Notes is converted, we would issue approximately 6,481,000 shares of our common stock.

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

During the six months ended June 30, 2014, one warrant holder exercised 144,040 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 108,409 shares of common stock and no net cash proceeds to the Company. During the six months ended June 30, 2013, we received $0.6 million for cash exercises of these warrants.

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

The offering was made pursuant to our effective registration statement on Form S-3 (Registration No. 333-190550), which was previously filed with the SEC and was declared effective, and a prospectus supplement filed with the SEC. In the underwriting agreement, we agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the underwriters may be required to make because of such liabilities.

2014 Common Stock Offering

In June 2014, we entered into an underwriting agreement, pursuant to which we sold a total of approximately 4.8 million shares of our common stock to the underwriters at a public offering price of $11.75 per share. In addition, as a component of the offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock to the underwriters at a public offering price of $11.74 per share. The pre-funded warrants have an exercise price of $0.01 per share and are exercisable for seven years from the date of issuance. We received total net proceeds of approximately $58.9 million (net of approximately $4.0 million in issuance costs) from the sale of the common stock and the pre-funded warrants.

The offering was made pursuant to our effective registration statement on Form S-3 (Registration No. 333-195928), which was previously filed with the SEC and was declared effective, and a prospectus supplement filed with the SEC. In the underwriting agreement, we agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the underwriters may be required to make because of such liabilities.

Stock Option Exercises

For the six months ended June 30, 2014, approximately 0.4 million shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to the Company of approximately $2.3 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 related to stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$446	$541	$1,708	$790
General and administrative	634	1,862	2,341	3,448

Stock-based compensation expense included in operating expenses	$1,080	$2,403	$4,049	$4,238

Impact on basic and diluted net loss per share	$0.04	$0.16	$0.17	$0.28

As of June 30, 2014, there was approximately $33.0 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a period of 2.3 years, which is the weighted-average vesting period for all stock-based compensation awards.

The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

Options:	June 30,
	2014	2013
Risk-free interest rate	2.0%	0.9%
Dividend yield	0.0%	0.0%
Volatility	104.0%	104.2%
Expected life (years)	6	6

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model with the following assumptions:

ESPP:	June 30,
	2014	2013
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	58.9%	88.3%
Expected life (months)	6	6

The following table summarizes the stock option activity for the six months ended June 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise	Term
	(in thousands)	Price	(Years)
Balance at January 1, 2014	6,356	$8.22	8.14
Granted	1,239	$10.06
Exercised	(504)	$6.22
Expired and forfeited	(69)	$14.70

Balance at June 30, 2014	7,022	$8.62	8.33

6.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2014.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2013 and as such, disclosures included in the Company’s 2013 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2014.

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

In May 2009, we filed the original NDA seeking approval for SUSTOL with the U.S. Food and Drug Administration (“FDA”). The FDA issued a Complete Response Letter for the SUSTOL NDA in March 2010. In September 2012, we resubmitted our NDA for SUSTOL and, in March 2013, we received a second Complete Response Letter, which identified several remaining issues that need to be addressed prior to approval of the SUSTOL NDA. We are currently working on addressing these issues and expect to resubmit the SUSTOL NDA during the fourth quarter of 2014.

We own the worldwide rights to SUSTOL and are in the early stages of building the commercial infrastructure necessary to commercialize SUSTOL in the U.S. on our own, assuming approval by the FDA.

Our core Biochronomer technology, on which SUSTOL and our other product candidates are based, consists of bioerodible polymers designed to release drugs over a defined period of time. The results of over 100 in vivo and in vitro studies demonstrate that our Biochronomer technology is potentially applicable to a range of therapeutic areas, including, among others, prevention of CINV, pain management and control of inflammation. We have also completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymers are safe and well tolerated. Furthermore, our Biochronomer technology can be designed to deliver drugs over periods varying from days to potentially multiple weeks. We are exploring the potential use of our Biochronomer polymer with other drugs and intend to pursue the clinical development of one or more other drug candidates based on our proprietary delivery platform.

In November 2013, we initiated a program to expand our pipeline of sustained-release products, including a new program targeting the relief of post-surgical pain. We selected HTX-011, a unique combination of local analgesic agent bupivacaine and the anti-inflammatory drug meloxicam utilizing our Biochronomer extended release technology, as the lead product candidate for our post-surgical pain program. In a validated animal model, HTX-011 significantly reduced mean pain intensity compared to the current market leader, Exparel® for up to 72 hours following surgery. We expect to move this program into human clinical studies in the second half of 2014. As of 2012, approximately 25 million3 procedures associated with post-operative pain were conducted in the U.S. In addition, post-operative pain market sales were approximately $3.1 billion4 in 2012.

[3]	Custom Research Project by Design Resources completed in 2013.
[4]	Decision Resources, Acute Pain, December 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
SUSTOL related costs	$9,685	$7,952	$16,689	$12,447
New product development related costs	1,171	211	1,677	336
Personnel and related costs	2,045	1,142	3,873	2,118
Stock-based compensation expense	446	541	1,708	790
Facility related costs	555	444	1,080	914
Other	525	516	1,171	1,341

Total research and development expense	$14,427	$10,806	$26,198	$17,946

For the three and six months ended June 30, 2014, research and development expense increased to $14.4 million and $26.2 million, respectively, from $10.8 million and $17.9 million, respectively, for the same period in 2013, primarily as a result of an increase in SUSTOL related costs due to the initiation of a Phase 3 label expansion study of SUSTOL in 2014 and other SUSTOL related activities. In addition, the increase in research and development expense was due to costs associated with new product development, including our new pain management program targeting the relief of post-surgical pain which was initiated in November 2013. Finally, the increase in research and development expense was due to an increase in personnel and related costs of approximately $0.9 million and $1.8 million, respectively, mainly due to additional headcount and infrastructure to support the increased development activities noted above, and an increase for the six month period due to additional non-cash, stock-based compensation expense of approximately $0.9 million.

General and Administrative Expense

For the three and six months ended June 30, 2014, general and administrative expense was $4.4 million and $9.9 million, respectively, which was comparable to $4.4 million and $10.0 million, respectively, for the same periods in 2013. For the three and six months ended June 30, 2014, general and administrative expenses consist primarily of salaries and related expenses, professional fees, directors’ fees, investor relations costs, pre-commercialization costs, insurance expense and related overhead cost allocation.

Interest Expense

Interest expense was $0.2 million for both the three months ended June 30, 2014 and 2013 and $0.4 million for both the six months ended June 30, 2014 and 2013. Interest expense consists primarily of interest expense and amortization of debt discount related to the convertible notes.

Capital Resources and Liquidity

As of June 30, 2014, we had approximately $105.0 million in cash, compared to $72.3 million as of December 31, 2013. The net increase in cash of approximately $32.7 million was primarily due to the cash proceeds of approximately $58.9 million received from the common stock offering completed in June 2014 and $2.3 million from stock option exercises, partially offset by the use of cash to fund our continued development of SUSTOL, personnel costs and for other general corporate purposes.

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

In June 2014, we closed an offering of common stock and pre-funded warrants whereby the Company received approximately $58.9 million of proceeds, net of issuance costs.

We believe that our current working capital is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies or begin preparations for potential commercialization of SUSTOL, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including: an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program including the timing of clinical trials to expand our pipeline of sustained-release products; the scope, rate of progress, results and costs of preclinical testing and clinical trials, including our Phase 3 clinical trial of SUSTOL for the prevention of delayed CINV in patients receiving highly emetogenic chemotherapy; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities for a specialty sales force if we commercialize other products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of June 30, 2014.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,002	$889	$1,113	$—	$—

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

We do not hold any marketable securities at June 30, 2014. Our debt obligations of our convertible debt carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have invested a significant portion of our time and financial resources in the development of our most advanced product candidate, SUSTOL, for which we are initially seeking FDA approval for the prevention of acute chemotherapy-induced nausea and vomiting (“CINV”) associated with both moderately and highly emetogenic chemotherapy and for the prevention of delayed CINV associated with moderately emetogenic chemotherapy (“MEC”). We are currently conducting a Phase 3 study which, if successful, may allow us to expand our product label to include delayed CINV associated with highly emetogenic chemotherapy (“HEC”).

Our near-term ability to generate revenues and our future success, in large part, depends on the approval and successful commercialization of SUSTOL. We will not be able to commercialize SUSTOL until we obtain regulatory approval in the United States or foreign countries. In order to satisfy FDA approval standards for the commercial sale of SUSTOL, we must first successfully resolve the issues identified in the Complete Response Letter received from the FDA in March 2013. This letter identified several issues that precluded the approval of SUSTOL NDA, including issues relating to: manufacturing of SUSTOL, the administration of SUSTOL and our analysis of efficacy data for SUSTOL under more recent guidelines classifying chemotherapy regimens. Although we are currently working to address these issues and currently expect to resubmit the SUSTOL NDA during the fourth quarter of 2014, there can be no assurance that these responses will be sufficient or that we will be able to resubmit within this time period. Further, the FDA’s review of our resubmission may not produce positive decisions as to whether:

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

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process, particularly for pharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. In particular, human pharmaceutical products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market SUSTOL or any other product candidate. In September 2012, we resubmitted the NDA seeking approval for SUSTOL with the FDA. In March 2013, we received a second Complete Response Letter, which identified several issues that precluded the approval of the SUSTOL NDA. We are currently working to address these issues and intend to resubmit the SUSTOL NDA during the fourth quarter of 2014. Our NDA resubmission for SUSTOL may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval prior to the FDA’s decision on our NDA.

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

We have incurred recurring losses and had an accumulated deficit of $275.4 million through June 30, 2014. Even if SUSTOL is approved, we expect to continue to generate substantial losses over at least the next several years as we:

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

At June 30, 2014, the Company had cash and cash equivalents in the amount of $105.0 million. We believe that our current working capital balance is sufficient to fund essential operations into 2015; provided, however, that if we pursue additional clinical studies or begin commercialization of SUSTOL, we will need to raise additional capital. We may require additional capital to fund our development pipeline programs. We are pursuing commercialization of SUSTOL without a partner for the U.S. market, which will likely require us to obtain additional funding and resources to sustain our operations until we can achieve profitability. The need for and amount of additional funding that we may require depends on various factors, including the results of the on-going regulatory review by the FDA of our SUSTOL NDA resubmission, the time and costs related to manufacturing of SUSTOL, if approved, technological and market developments of drugs that may compete with SUSTOL and the timing of clinical trials to expand our pipeline of sustained-release products. There can be no assurance that SUSTOL will be approved and, if approved, that we will be successful in obtaining the additional necessary financial resources and expertise, with or without a partner, that will be required to launch SUSTOL.

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

*Delays in clinical testing could increase our costs and delay our ability to obtain regulatory approval and commercialize our product candidates.

Before we can receive regulatory approval for the commercial sale of our potential products, the FDA requires extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Significant delays in preclinical and clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. Completing clinical trials in a timely manner depends on, among other factors:

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

*Our business strategy may include the entry into collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements.

Our current business strategy may include the entry into collaborative agreements for the development and commercialization of our delivery technologies. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate collaborative agreements, we may consume money more rapidly on our product development efforts, continue to defer certain development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

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

We may enter into collaborative agreements which may subject us to obligations that must be fulfilled and require us to manage complex relationships with third parties. In the future, if we are unable to meet our obligations or manage our relationships with our collaborators under these agreements our revenue may decrease. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration, requiring us to divert management time and resources to such dispute.

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

*Further concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a majority of our outstanding securities. Tang Capital Partners, LP and its affiliates’ beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, was approximately 17% as of June 2014, excluding potential further concentration underlying outstanding warrants and our convertible note facility. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also chairman of our board of directors.

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

Heron Therapeutics, Inc.

Date: August 4, 2014	/s/ Barry D. Quart
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