Form 10-Q
period 2015-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2015-05-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2015 was 29,632,533.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I.	FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$55,556	$72,675
Prepaid expenses and other current assets	945	1,057

Total current assets	56,501	73,732
Property and equipment, net	2,996	2,820
Other long-term assets	130	130

Total assets	$59,627	$76,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,383	$2,549
Accrued clinical liabilities	3,518	3,811
Accrued payroll and employee-related liabilities	1,656	2,731
Other accrued expenses	2,320	2,931
Convertible notes payable to related parties, net of discount	1,749	1,598

Total current liabilities	11,626	13,620
Stockholders’ equity:
Common stock	296	292
Additional paid-in capital	383,512	378,007
Accumulated deficit	(335,807)	(315,237)

Total stockholders’ equity	48,001	63,062

Total liabilities and stockholders’ equity	$59,627	$76,682

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$14,504	$11,628
General and administrative	5,856	5,694

Total operating expenses	20,360	17,322

Loss from operations	(20,360)	(17,322)
Interest expense, net	(210)	(216)

Net loss	$(20,570)	$(17,538)

Basic and diluted net loss per share	$(0.70)	$(0.74)

Shares used in computing basic and diluted net loss per share	29,392	23,686

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(20,570)	$(17,538)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	152	114
Stock-based compensation expense	2,551	2,969
Amortization of debt discount	151	139
Changes in operating assets and liabilities:
Prepaid expenses and other assets	112	(1,624)
Accounts payable	(166)	2,238
Accrued clinical liabilities	(293)	(1,029)
Accrued payroll and employee-related liabilities	(1,075)	(1,254)
Other accrued expenses	(531)	272

Net cash used for operating activities	(19,669)	(15,713)

Investing activities:
Purchases of property and equipment	(328)	(57)

Net cash used for investing activities	(328)	(57)

Financing activities:
Proceeds from stock option exercises	2,878	958

Net cash provided by financing activities	2,878	958

Net decrease in cash and cash equivalents	(17,119)	(14,812)
Cash and cash equivalents at beginning of period	72,675	72,287

Cash and cash equivalents at end of period	$55,556	$57,475

See accompanying notes.

HERON THERAPUETICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

Heron Therapeutics, Inc. (“we,” “us” and “our”) is a biotechnology company using its proprietary technology and innovative efforts to develop products to address unmet medical needs. Our proprietary Biochronomer drug delivery technology is designed to improve the therapeutic profile of injectable pharmaceuticals. Our product development efforts focus on identifying current therapies with the potential to be reformulated to expand or extend therapeutic effect or duration of action, minimize drawbacks or to apply new delivery methods. In addition, we continually evaluate potential development programs, technologies or product candidates that may be complementary to or synergistic with our existing programs and product development goals.

Our Biochronomer technology, with which our lead investigational product candidate, SUSTOL (granisetron injection, extended release) (or “APF530”), and certain of our other product candidates are formulated, consists of bioerodible polymers designed to release drugs over a defined period of time, depending on the medical need of a given therapeutic target. We have demonstrated that our Biochronomer technology can deliver drugs over periods varying from days to weeks and that the technology is potentially applicable to a range of therapeutic areas, including the prevention of chemotherapy-induced nausea and vomiting (“CINV”) and pain management, among others. Furthermore, we have completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymer is well tolerated.

At present, our clinical and preclinical development programs include SUSTOL, in advanced development for the prevention of CINV following administration of chemotherapeutic agents, as well as HTX-011 for the prevention of post-operative pain, HTX-019 for the prevention of CINV and HTX-003 for the management of chronic pain and opioid addiction.

APF530, which we intend to market as SUSTOL subject to regulatory approval, is being developed for the prevention of both acute- and delayed-onset CINV following the administration of moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). Injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonists have been shown to be among the most effective and preferred treatments for CINV, however, an unmet need remains for patients suffering from CINV during the delayed-onset phase, which typically occurs 1-5 days following administration of chemotherapy agents. For patients suffering from delayed-onset CINV, only one injectable 5-HT3 receptor antagonist is approved for use following the administration of MEC agents, and none are approved for use following administration of HEC agents. SUSTOL contains the 5-HT3 receptor antagonist granisetron, selected due to its broad use by physicians based on a well-established record of safety and efficacy, and because it is only currently approved for the prevention of CINV during the acute-onset phase. SUSTOL is formulated with our proprietary Biochronomer drug delivery technology, and in clinical studies has been shown to maintain therapeutic drug levels of granisetron for up to five days with a single subcutaneous injection. In 2014, we initiated a Phase 3 clinical study evaluating SUSTOL for the prevention of delayed-onset CINV following the administration of HEC agents (“HEC study”), which, if successful, would differentiate SUSTOL from the other currently approved 5-HT3 receptor antagonists. We completed enrollment of our HEC study in April 2015.

In May 2009, we filed a New Drug Application (“NDA”) for SUSTOL with the U.S Food and Drug Administration (“FDA”) under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. In March 2010, we received our first Complete Response Letter (“CRL”), which stated that the May 2009 NDA requesting approval for SUSTOL could not be approved as it was initially submitted. The primary points raised in the initial CRL were related to the dosing system, certain identified deficiencies in the chemistry, manufacturing, and control (“CMC”) review, and a request that we perform additional studies showing bioequivalence and metabolic rates, on human factors, and to perform a QT study. We met with the FDA in 2011 to clarify the comments and requests and subsequently performed additional work and data analyses which we believed addressed the concerns raised in the 2010 CRL. In September 2012, we resubmitted the NDA requesting approval for SUSTOL and, in March 2013, the FDA issued a second CRL. The FDA identified several additional issues precluding the approval of the SUSTOL NDA resubmission, including further issues relating to the CMC review and deficiencies at certain of our contract manufacturers, and requested that we repeat human factors testing using commercially equivalent material, as well to provide data to allow reanalysis of our Phase 3 clinical results under the revised American Society of Clinical Oncology guidelines for the prevention of CINV following the administration of MEC or HEC agents, published in 2011. We believe that we have substantially addressed the issues raised in the March 2013 CRL, which will be reflected in our upcoming SUSTOL NDA resubmission. We intend to include the results of our Phase 3 HEC study in the resubmission of our NDA for SUSTOL, which we anticipate filing mid-year 2015.

The lead product candidate in our pain management program is HTX-011. HTX-011, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of the local anesthetic bupivacaine in combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. The effective management of pain with a reduction in the use of opioids, which can lead to post-operative complications, extended hospitalization and abuse, remains an important area of unmet medical need, and HTX-011 could potentially provide a differentiated therapeutic profile with advantages compared to currently available pain management options. In a Phase 1 clinical trial, completed in March 2015, HTX-011 achieved the desired pharmacokinetic profile for both bupivacaine and meloxicam. Therapeutically relevant plasma bupivacaine levels were sustained for 2-3 days in the absence of the large initial peak often observed with commercially available formulations of long-acting bupivacaine. The anesthetic effects of HTX-011 persisted through 96 hours, which closely correlated with plasma bupivacaine concentrations, and HTX-011 was well-tolerated with no serious adverse events. We plan to move HTX-011 into Phase 2 clinical development in the second quarter of 2015.

In November 2014, we announced our development program for HTX-019. HTX-019 is a proprietary injectable formulation of aprepitant, a neurokinin-1 (“NK1”) receptor antagonist for the prevention of CINV. NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. At present, the only injectable NK1 receptor antagonist approved in the United States contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions or other adverse reactions in some patients. Our formulation for HTX-019 does not contain polysorbate 80, and may have a lower incidence of infusion-site reactions than reported with the commercially available injectable NK1 receptor antagonist. We plan to discuss with the FDA our intent to develop HTX-019 utilizing the 505(b)(2) registration pathway.

In December 2014, we disclosed a second investigational product in our pain management program. HTX-003, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of buprenorphine for the management of chronic pain and opioid addiction. HTX-003 is designed to maintain therapeutic drug levels of buprenorphine for up to 30 days following a single subcutaneous injection with a low potential for patient abuse. We are presently evaluating our plans for further development of HTX-003.

Liquidity

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $335.8 million as of March 31, 2015. Since 2011, we have completed a total of five rounds of equity and/or convertible debt financings, which provided us with cash of approximately $194.3 million in the aggregate, net of issuance costs, to fund operations (see Notes 4 and 5). As of March 31, 2015, we had cash and cash equivalents on hand of $55.6 million.

We believe that our current working capital is sufficient to fund operations through 2015, including pursuing regulatory approval for SUSTOL, completing Phase 1 and Phase 2 human clinical studies expected to commence in the second half of 2015 relative to our HTX-011 product candidate, and engaging in clinical and preclinical activities for our HTX-019 product candidate. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or begin to make significant investments in preparing for commercialization of SUSTOL, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials, including completing our Phase 3 HEC study; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2015. The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

3.	Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics B.V. has no operations and no material assets or liabilities and there have been no significant transactions related to Heron Therapeutics B.V. since its inception.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our critical accounting policies that involve significant judgment and estimates include accrued clinical liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

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

Because we have incurred a net loss for all periods presented in the condensed consolidated statements of operations, outstanding stock options, warrants and common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of outstanding stock options, warrants and common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of March 31,
	2015	2014
Stock options outstanding	7,293	7,273
Warrants outstanding	3,843	3,825
Common stock underlying convertible notes outstanding	6,777	6,385

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net loss for both periods presented was comprised solely of our net loss, and there were no other changes in equity from non-owner sources.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP. FASB concluded that ASU 2015-01 will not result in a loss of information because although ASU 2015-01 will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted the provisions of ASU 2015-01 in the first quarter of 2015. The adoption of this ASU did not have a material impact on our results of operations or financial condition.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We plan to adopt the provisions of ASU 2014-15 in 2016. We do not expect the adoption of this ASU to have a material impact on our results of operations or financial condition.

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

As of March 31, 2015, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

We filed a registration statement with the SEC to register for resale 3.5 million shares underlying the Convertible Notes. The registration statement was declared effective on July 29, 2011. The Note holders have agreed to waive their right to require us to maintain the effectiveness of the registration statement and to register the additional shares underlying the Convertible Notes until they provide notice otherwise.

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2015, accrued interest of approximately $80,000 was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of approximately $80,000. For the three months ended March 31, 2015 and 2014, interest expense relating to the stated rate was approximately $81,000 and $77,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $151,000 and $139,000, respectively.

As of March 31, 2015, the carrying value of the Convertible Notes was approximately $1,749,000, which is comprised of the $5,421,000 principal amount of the Convertible Notes outstanding, less debt discount of $3,672,000. If the $5,421,000 principal amount of Convertible Notes is converted, we would issue 6,776,998 shares of our common stock.

5.	Stockholders’ Equity

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

During the three months ended March 31, 2015, warrant holders exercised 66,667 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 47,588 shares of common stock and no net cash proceeds to us. During the three months ended March 31, 2014, warrant holders exercised 144,040 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 108,409 shares of common stock and no net cash proceeds to us.

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

2013 Common Stock Offering

In November 2013, we sold approximately 7.7 million shares of our common stock at a public offering price of $8.00 per share. We received total net proceeds of approximately $57.8 million (net of approximately $3.9 million in issuance costs). The offering was made pursuant to an effective registration statement, which was previously filed with the SEC.

2014 Common Stock Offering

In June 2014, we sold approximately 4.8 million shares of our common stock at a public offering price of $11.75 per share. In addition, as a component of the offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock at a public offering price of $11.74 per share. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. We received total net proceeds of approximately $58.9 million (net of approximately $4.0 million in issuance costs) from the sale of the common stock and the pre-funded warrants. The offering was made pursuant to an effective registration statement, which was previously filed with the SEC.

Stock Option Exercises

For the three months ended March 31, 2015, 351,698 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $2,878,000. For the three months ended March 31, 2014, option holders exercised 275,352 stock options, a portion of which were exercised under the cashless exercise provision of our 2007 Amended and Restated Equity Incentive Plan, resulting in the net issuance of 215,350 shares of common stock and cash proceeds to us of approximately $958,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$806	$1,262
General and administrative	1,745	1,707

Stock-based compensation expense included in operating expenses	$2,551	$2,969

Impact on basic and diluted net loss per share	$0.09	$0.13

As of March 31, 2015, there was $29,947,000 of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.4 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2015	2014
Risk-free interest rate	1.6%	2.0%
Dividend yield	0.0%	0.0%
Volatility	91.7%	104.1%
Expected life (years)	6.1	6.0

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the quarters ended March 31, 2015 and 2014.

The following table summarizes the stock option activity for the three months ended March 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise	Term
	(in thousands)	Price	(Years)
Balance at January 1, 2015	7,918	$8.69	7.92
Granted	54	$11.52
Exercised	(352)	$8.18
Expired and forfeited	(327)	$10.67

Balance at March 31, 2015	7,293	$8.65	8.31

6.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in our unrecognized tax benefits since March 31, 2015 and, as such, disclosures included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 continue to be relevant for the period ended March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”), on March 13, 2015.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “intend,” “assume” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•	the results of our study of SUSTOL in delayed-onset chemotherapy induced nausea and vomiting in highly emetogenic chemotherapy regimes, which closed enrollment in April 2015;

•	estimates of the timing of our resubmission of the New Drug Application (“NDA”) for SUSTOL and potential regulatory approval for and commercial launch of SUSTOL;

•	the anticipated progress of our research and development programs for HTX-011, HTX-019 and HTX-003, and any other research and development programs we may pursue, including the initiation of new clinical trials and preclinical testing;

•	whether safety and efficacy results of our clinical trials provide data to warrant further development;

•	if approved, the market conditions at commercial launch of SUSTOL or other future product candidates;

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL or other future product candidates, including our positioning relative to competing products;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer drug delivery technology;

•	our ability to establish key collaborations for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints, or changes in the regulatory environment;

•	our ability to successfully establish and maintain key vendor relationships necessary for the manufacture of our products;

•	our ability to successfully operate in other non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

These forward-looking statements were based on information, plans and estimates at the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. In addition, please see the “Risk Factors” section of this Quarterly Report on Form 10-Q. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934 (the “Exchange Act”). You should carefully review all information therein.

Overview

Heron Therapeutics, Inc. (“we,” “us” and “our”) is a biotechnology company using its proprietary technology and innovative efforts to develop products to address unmet medical needs. Our proprietary Biochronomer drug delivery technology is designed to improve the therapeutic profile of injectable pharmaceuticals. Our product development efforts focus on identifying current therapies with the potential to be reformulated to expand or extend therapeutic effect or duration of action, minimize drawbacks or to apply new delivery methods. In addition, we continually evaluate potential development programs, technologies or product candidates that may be complementary to or synergistic with our existing programs and product development goals.

Our Biochronomer technology, with which our lead investigational product candidate, SUSTOL (granisetron injection, extended release) (or “APF530”), and certain of our other product candidates are formulated, consists of bioerodible polymers designed to release drugs over a defined period of time, depending on the medical need of a given therapeutic target. We have demonstrated that our Biochronomer technology can deliver drugs over periods varying from days to weeks and that the technology is potentially applicable to a range of therapeutic areas, including the prevention of chemotherapy-induced nausea and vomiting (“CINV”) and pain management, among others. Furthermore, we have completed comprehensive animal and human toxicology studies that have established that our Biochronomer polymer is well tolerated.

At present, our clinical and preclinical development programs include SUSTOL, in advanced development for the prevention of CINV following administration of chemotherapeutic agents, as well as HTX-011 for the prevention of post-operative pain, HTX-019 for the prevention of CINV and HTX-003 for the management of chronic pain and opioid addiction.

APF530, which we intend to market as SUSTOL subject to regulatory approval, is being developed for the prevention of both acute- and delayed-onset CINV following the administration of moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). Injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonists have been shown to be among the most effective and preferred treatments for CINV, however, an unmet need remains for patients suffering from CINV during the delayed-onset phase, which typically occurs 1-5 days following administration of chemotherapy agents. For patients suffering from delayed-onset CINV, only one injectable 5-HT3 receptor antagonist is approved for use following the administration of MEC agents, and none are approved for use following administration of HEC agents. SUSTOL contains the 5-HT3 receptor antagonist granisetron, selected due to its broad use by physicians based on a well-established record of safety and efficacy, and because it is only currently approved for the prevention of CINV during the acute-onset phase. SUSTOL is formulated with our proprietary Biochronomer drug delivery technology, and in clinical studies has been shown to maintain therapeutic drug levels of granisetron for up to five days with a single subcutaneous injection. In

2014, we initiated a Phase 3 clinical study evaluating SUSTOL for the prevention of delayed-onset CINV following the administration of HEC agents (“HEC study”), which, if successful, would differentiate SUSTOL from the other currently approved 5-HT3 receptor antagonists. We completed enrollment of our HEC study in April 2015.

In May 2009, we filed a New Drug Application (“NDA”) for SUSTOL with the U.S Food and Drug Administration (“FDA”) under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. In March 2010, we received our first Complete Response Letter (“CRL”), which stated that the May 2009 NDA requesting approval for SUSTOL could not be approved as it was initially submitted. The primary points raised in the initial CRL were related to the dosing system, certain identified deficiencies in the chemistry, manufacturing, and control (“CMC”) review, and a request that we perform additional studies showing bioequivalence and metabolic rates, on human factors, and to perform a QT study. We met with the FDA in 2011 to clarify the comments and requests and subsequently performed additional work and data analyses which we believed addressed the concerns raised in the 2010 CRL. In September 2012, we resubmitted the NDA requesting approval for SUSTOL and, in March 2013, the FDA issued a second CRL. The FDA identified several additional issues precluding the approval of the SUSTOL NDA resubmission, including further issues relating to the CMC review and deficiencies at certain of our contract manufacturers, and requested that we repeat human factors testing using commercially equivalent material, as well to provide data to allow reanalysis of our Phase 3 clinical results under the revised American Society of Clinical Oncology guidelines for the prevention of CINV following the administration of MEC or HEC agents, published in 2011. We believe that we have substantially addressed the issues raised in the March 2013 CRL, which will be reflected in our upcoming SUSTOL NDA resubmission. We intend to include the results of our Phase 3 HEC study in the resubmission of our NDA for SUSTOL, which we anticipate filing mid-year 2015.

The lead product candidate in our pain management program is HTX-011. HTX-011, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of the local anesthetic bupivacaine in combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. The effective management of pain with a reduction in the use of opioids, which can lead to post-operative complications, extended hospitalization and abuse, remains an important area of unmet medical need, and HTX-011 could potentially provide a differentiated therapeutic profile with advantages compared to currently available pain management options. In a Phase 1 clinical trial, completed in March 2015, HTX-011 achieved the desired pharmacokinetic profile for both bupivacaine and meloxicam. Therapeutically relevant plasma bupivacaine levels were sustained for 2-3 days in the absence of the large initial peak often observed with commercially available formulations of long-acting bupivacaine. The anesthetic effects of HTX-011 persisted through 96 hours, which closely correlated with plasma bupivacaine concentrations, and HTX-011 was well-tolerated with no serious adverse events. We plan to move HTX-011 into Phase 2 clinical development in the second quarter of 2015.

In November 2014, we announced our development program for HTX-019. HTX-019 is a proprietary injectable formulation of aprepitant, a neurokinin-1 (“NK1”) receptor antagonist for the prevention of CINV. NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. At present, the only injectable NK1 receptor antagonist approved in the United States contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions or other adverse reactions in some patients. Our formulation for HTX-019 does not contain polysorbate 80, and may have a lower incidence of infusion-site reactions than reported with the commercially available injectable NK1 receptor antagonist. We plan to discuss with the FDA our intent to develop HTX-019 utilizing the 505(b)(2) registration pathway.

In December 2014, we disclosed a second investigational product in our pain management program. HTX-003, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of buprenorphine for the management of chronic pain and opioid addiction. HTX-003 is designed to maintain therapeutic drug levels of buprenorphine for up to 30 days following a single subcutaneous injection with a low potential for patient abuse. We are presently evaluating our plans for further development of HTX-003.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015.

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
SUSTOL related costs	$7,956	$7,244
HTX-011 related costs	1,881	106
New product development related costs	983	400
Personnel and related costs	2,121	1,828
Stock-based compensation expense	806	1,262
Facility related costs	429	525
Other	328	263

Total research and development expense	$14,504	$11,628

For the three months ended March 31, 2015, research and development expense increased to $14.5 million from $11.6 million for the same period in 2014. The increase was primarily a result of an increase in research and development expense for clinical and manufacturing costs associated with our Phase 1 clinical study for HTX-011, our lead product candidate for our pain management program. In addition, the increase was due to an increase in SUSTOL related costs for the ongoing Phase 3 HEC study and other SUSTOL related activities.

General and Administrative Expense

For the three months ended March 31, 2015, general and administrative expense of $5.9 million was comparable to general and administrative expense of $5.7 million for the same period in 2014. For the three months ended March 31, 2015, general and administrative expense consisted primarily of salaries and related expenses, professional fees, pre-commercialization costs and insurance expense.

Interest Expense, net

Interest expense, net remained consistent at $0.2 million for each of the three months ended March 31, 2015 and 2014. Interest expense, net primarily includes interest expense and amortization of debt discount related to our outstanding Senior Secured Convertible Notes (“Convertible Notes”).

Capital Resources and Liquidity

As of March 31, 2015, we had approximately $55.6 million in cash and cash equivalents, compared to $72.7 million in cash and cash equivalents as of December 31, 2014. The net decrease in cash and cash equivalents of approximately $17.1 million was primarily due to the use of cash to fund our continued development of SUSTOL and our other product candidates, personnel costs and for other general corporate purposes (approximately $20.0 million), partially offset by cash proceeds of approximately $2.9 million from stock option exercises.

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

We believe that our current working capital is sufficient to fund operations through 2015, including pursuing regulatory approval for SUSTOL, completing Phase 1 and Phase 2 human clinical studies expected to commence in the second half of 2015 relative to our HTX-011 product candidate, and engaging in clinical and preclinical activities for our HTX-019 product candidate. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or begin to make significant investments in preparing for commercialization of SUSTOL, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials, including completing our Phase 3 HEC study; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts related to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained, or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by our failure to achieve significant business objectives, covenants applicable to the Convertible Notes, and numerous other factors.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of March 31, 2015.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,341	$818	$523	$—	$—

The holders of the Convertible Notes may require prepayment of the Convertible Notes at any time at each holder’s option (see Note 4 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As of March 31, 2015, $5,421,000 aggregate principal amount of Convertible Notes were outstanding.

We also enter into agreements from time to time with clinical sites and clinical research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based in part upon the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. As of March 31, 2015, our cash equivalents consisted of investments in money market funds. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There has been no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the primary risks related to our business, and we periodically update those risks for material developments. The risk factors from our Annual Report on Form 10-K are incorporated herein by reference. Those risks are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Dr. Barry Quart

10.2*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Robert Rosen

10.3*	Amendment to Management Retention Agreement, dated October 23, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Brian G. Drazba

10.4*	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Paul Marshall

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 8, 2015	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(On behalf of the Registrant)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Dr. Barry Quart

10.2*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Robert Rosen

10.3*	Amendment to Management Retention Agreement, dated October 23, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Brian G. Drazba

10.4*	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Paul Marshall

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement