Form 10-Q
period 2015-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2015-08-07
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 23, 2015 was 35,685,686.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I.	FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$171,526	$72,675
Prepaid expenses and other current assets	1,895	1,057

Total current assets	173,421	73,732
Property and equipment, net	2,905	2,820
Other long-term assets	130	130

Total assets	$176,456	$76,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,987	$2,549
Accrued clinical liabilities	6,342	3,811
Accrued payroll and employee-related liabilities	2,284	2,731
Other accrued expenses	3,074	2,931
Convertible notes payable to related parties, net of discount	1,903	1,598

Total current liabilities	16,590	13,620

Stockholders’ equity:
Common stock	356	292
Additional paid-in capital	518,424	378,007
Accumulated deficit	(358,914)	(315,237)

Total stockholders’ equity	159,866	63,062

Total liabilities and stockholders’ equity	$176,456	$76,682

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$16,175	$14,279	$30,679	$25,907
General and administrative	6,839	4,512	12,695	10,206

Total operating expenses	23,014	18,791	43,374	36,113

Loss from operations	(23,014)	(18,791)	(43,374)	(36,113)
Other expense, net	(93)	(220)	(303)	(436)

Net loss	$(23,107)	$(19,011)	$(43,677)	$(36,549)

Basic and diluted net loss per share	$(0.74)	$(0.78)	$(1.45)	$(1.52)

Shares used in computing basic and diluted net loss per share	31,035	24,266	30,218	23,989

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(43,677)	$(36,549)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	323	239
Stock-based compensation expense	5,691	4,049
Amortization of debt discount	305	281
Gain on disposal of property and equipment	(118)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(838)	120
Accounts payable	438	505
Accrued clinical liabilities	2,531	1,932
Accrued payroll and employee-related liabilities	(447)	(731)
Other accrued expenses	304	1,965

Net cash used for operating activities	(35,488)	(28,189)

Investing activities:
Purchases of property and equipment	(531)	(335)
Proceeds from sale of property and equipment	241	—

Net cash used for investing activities	(290)	(335)

Financing activities:
Proceeds from purchases under the Employee Stock Purchase Plan	118	19
Proceeds from stock option exercises	6,306	2,308
Net proceeds from sale of common stock and/or pre-funded warrants	128,205	58,922

Net cash provided by financing activities	134,629	61,249

Net increase in cash and cash equivalents	98,851	32,725
Cash and cash equivalents at beginning of period	72,675	72,287

Cash and cash equivalents at end of period	$171,526	$105,012

See accompanying notes.

HERON THERAPUETICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this quarterly report on Form 10-Q, “Heron,” the “Company,” “we,” “us,” and “our” and similar terms refer to Heron Therapeutics, Inc. Heron Therapeutics®, SUSTOL® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this quarterly report on Form 10-Q are the property of their respective owners.

1.	Business

Overview

Heron Therapeutics, Inc. is a biotechnology company focused on improving the lives of patients by developing best-in-class medicines that address major unmet medical needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents. Our goal is to build on therapeutics with well-known pharmacology by improving their tolerability and efficacy as well as broadening their potential field of use.

We are currently developing four pharmaceutical products for patients suffering from cancer or pain:

•	SUSTOL® (granisetron) Injection, extended release is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). CINV is one of the most debilitating side effects of chemotherapy and is a leading cause of premature discontinuation of cancer treatment. We recently reported positive, top-line results from our Phase 3 MAGIC study and resubmitted our New Drug Application (“NDA”) for SUSTOL to the U.S. Food and Drug Administration (“FDA”) in July 2015.

•	HTX-019, also being developed for the prevention of CINV, has the potential to become the first polysorbate 80-free, intravenous formulation of aprepitant, a neurokinin-1 (“NK1”) receptor antagonist. We intend to file an NDA for HTX-019 using the 505(b)(2) regulatory pathway in the second half of 2016.

•	HTX-011, our long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is currently being evaluated in two Phase 2 trials for the prevention of post-operative pain. We expect to report results from both of these trials in the second half of 2015.

•	HTX-003, a long-acting formulation of buprenorphine, is being developed for the management of chronic pain and opioid addiction.

All of Heron’s product candidates utilize our innovative science and technology platforms, including our proprietary Biochronomer® drug delivery technology, which can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period of days to weeks with a single injection.

Liquidity

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $358.9 million as of June 30, 2015. As of June 30, 2015, we had cash and cash equivalents on hand of $171.5 million.

We believe that our current cash and working capital are sufficient to fund operations through 2016 based on our current operating plans, including building a commercial infrastructure to support a potential commercial launch of SUSTOL and continuing to pursue our current clinical development programs. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or the degree of commercial success of SUSTOL is less than expected, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2015. The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

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

The following table includes the number of outstanding stock options, warrants and common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of June 30,
	2015	2014
Stock options outstanding	6,985	7,022
Warrants outstanding	3,649	4,425
Common stock underlying convertible notes outstanding	6,879	6,481

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive net loss for all periods presented was comprised solely of our net loss, and there were no other changes in equity from non-owner sources.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP. FASB concluded that ASU 2015-01 will not result in a loss of information because although ASU 2015-01 will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. We adopted the provisions of ASU 2015-01 in the first quarter of 2015, which did not have a material impact on our results of operations or financial condition.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We plan to adopt the provisions of ASU 2014-15 in 2016. We do not expect the adoption of this ASU to have a material impact on our results of operations or financial condition.

In June 2014, FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments in ASU 2014-12 may either be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earlier annual period presented in the financial statements and to all new or modified awards thereafter. We plan to adopt the provisions of ASU 2014-12 in the first quarter of 2016. We do not expect the adoption of this ASU to have a material impact on our results of operations or financial condition.

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

As of June 30, 2015, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2015, accrued interest of approximately $161,000 was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of approximately $161,000. For the three months ended June 30, 2015 and 2014, interest expense relating to the stated rate was approximately $83,000 and $78,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $154,000 and $142,000, respectively. For the six months ended June 30, 2015 and 2014, interest expense relating to the stated rate was approximately $164,000 and $155,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $305,000 and $281,000, respectively.

As of June 30, 2015, the carrying value of the Convertible Notes was approximately $1,903,000, which is comprised of the $5,503,000 principal amount of the Convertible Notes outstanding, less debt discount of $3,600,000. If the $5,503,000 principal amount of Convertible Notes is converted, we would issue 6,878,653 shares of our common stock.

5.	Stockholders’ Equity

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

2015 Common Stock Offering

In June 2015, we sold approximately 5.5 million shares of our common stock at a public offering price of approximately $24.75 per share. We received total net proceeds of approximately $128.2 million (net of approximately $8.4 million in issuance costs) from the sale of the common stock. The offering was made pursuant to two effective registration statements, which were previously filed with the SEC.

2011 Private Placement Warrants

In June 2011, we sold shares of common stock and warrants to purchase common stock in a private placement. A total of 4.0 million warrants to purchase common stock at an exercise price of $3.60 per share were issued as part of this private placement. The warrants were immediately exercisable and expire on July 1, 2016. The warrants may be exercised for cash only, or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the warrants, by surrender of such warrant, or a portion of such warrant, by way of cashless exercise. There is no right to exercise the warrants to the extent that, after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the warrants can amend or waive the foregoing limitation by written notice to us, with such waiver taking effect only upon the expiration of a 61-day notice period.

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

During the six months ended June 30, 2015, warrant holders exercised 260,480 warrants under the cashless exercise provision in each holder’s warrant, which resulted in the net issuance of 209,607 shares of common stock and no net cash proceeds to us. During the six months ended June 30, 2014, warrant holders exercised 144,040 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 108,409 shares of common stock and no net cash proceeds to us. As of June 30, 2015, 3,048,810 warrants from the June 2011 Private Placement remain outstanding.

Stock Option Exercises

For the six months ended June 30, 2015, 713,381 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $6,306,000. For the six months ended June 30, 2014, option holders exercised 504,217 stock options, a portion of which were exercised under the cashless exercise provision of our 2007 Amended and Restated Equity Incentive Plan, resulting in the net issuance of 438,255 shares of common stock and cash proceeds to us of approximately $2,308,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$919	$446	$1,725	$1,708
General and administrative	2,222	634	3,966	2,341

Stock-based compensation expense included in operating expenses	$3,141	$1,080	$5,691	$4,049

Impact on basic and diluted net loss per share	$0.10	$0.04	$0.19	$0.17

As of June 30, 2015, there was $28,358,000 of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.2 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2015	2014
Risk-free interest rate	1.7%	2.0%
Dividend yield	0.0%	0.0%
Volatility	91.0%	104.0%
Expected life (years)	6	6

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model with the following assumptions:

	June 30,
	2015	2014
Risk-free interest rate	0.1%	0.1%
Dividend yield	0.0%	0.0%
Volatility	59.1%	58.9%
Expected life (months)	6	6

The following table summarizes the stock option activity for the six months ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise	Term
	(in thousands)	Price	(Years)
Balance at January 1, 2015	7,918	$8.69	7.92
Granted	125	$19.13
Exercised	(713)	$8.84
Expired and forfeited	(345)	$11.30

Balance at June 30, 2015	6,985	$8.73	8.08

6.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in our unrecognized tax benefits since June 30, 2015 and, as such, disclosures included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 continue to be relevant for the period ended June 30, 2015.

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

Factors that might cause these differences include the following:

•	estimates of the outcome of our New Drug Application (“NDA”) resubmission to the U.S Food and Drug Administration (“FDA”) for SUSTOL® (granisetron) Injection, extended release and potential regulatory approval for and commercial launch of SUSTOL;

•	the possibility that the FDA might not interpret the results of our recent Phase 3 MAGIC clinical study for SUSTOL for the prevention of delayed chemotherapy induced nausea and vomiting (“CINV”) associated with highly emetogenic chemotherapy (“HEC”) regimens to be sufficient to support as broad a label indication as we might desire;

•	the anticipated progress of our current research and development programs for HTX-011, HTX-019, and any other research and development programs we may pursue, including the initiation of new clinical trials and preclinical testing;

•	whether safety and efficacy results of our clinical trials provide data to warrant further development and potential regulatory approval of SUSTOL or any of our other product candidates;

•	if approved, the market conditions at commercial launch of SUSTOL or other future product candidates;

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL or other future product candidates, including our positioning relative to competing products;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® drug delivery technology;

•	our ability to establish key collaborations for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints, or changes in the regulatory environment;

•	our ability to successfully establish and maintain key vendor relationships necessary for the manufacture of our products;

•	our ability to successfully operate in other non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

Overview

Heron Therapeutics, Inc. is a biotechnology company focused on improving the lives of patients by developing best-in-class medicines that address major unmet medical needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents. Our goal is to build on therapeutics with well-known pharmacology by improving their tolerability and efficacy as well as broadening their potential field of use.

We are currently developing four pharmaceutical products for patients suffering from cancer or pain:

•	SUSTOL® (granisetron) Injection, extended release is being developed for the prevention of both acute and delayed CINV associated with moderately emetogenic chemotherapy (“MEC”) or HEC. CINV is one of the most debilitating side effects of chemotherapy and is a leading cause of premature discontinuation of cancer treatment. We recently reported positive, top-line results from our Phase 3 MAGIC study and resubmitted our NDA for SUSTOL to the FDA in July 2015.

•	HTX-019, also being developed for the prevention of CINV, has the potential to become the first polysorbate 80-free, intravenous formulation of aprepitant, a neurokinin-1 (“NK1”) receptor antagonist. We intend to file an NDA for HTX-019 using the 505(b)(2) regulatory pathway in the second half of 2016.

•	HTX-011, our long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is currently being evaluated in two Phase 2 trials for the prevention of post-operative pain. We expect to report results from both of these trials in the second half of 2015.

•	HTX-003, a long-acting formulation of buprenorphine, is being developed for the management of chronic pain and opioid addiction.

All of Heron’s product candidates utilize our innovative science and technology platforms, including our proprietary Biochronomer® drug delivery technology, which can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period of days to weeks with a single injection.

CINV Product Portfolio

SUSTOL

SUSTOL, which utilizes Heron’s proprietary Biochronomer drug delivery technology, is a novel, long-acting formulation of granisetron for the prevention of CINV. Granisetron, an FDA-approved 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist was selected due to its broad use by physicians based on a well-established record of safety and efficacy. SUSTOL has been shown to maintain therapeutic drug levels of granisetron for five days with a single subcutaneous injection. SUSTOL is being developed for the prevention of both acute (day 1 following the administration of chemotherapy agents) and delayed (days 2-5 following the administration of chemotherapy agents) CINV associated with MEC or HEC. While other 5-HT3 antagonists are approved for the prevention of CINV, SUSTOL is the first agent in the class to demonstrate efficacy in reducing the incidence of delayed CINV in patients receiving HEC, a major unmet medical need, in a randomized Phase 3 study.

According to industry estimates, CINV affects 70-80% of patients undergoing chemotherapy and is one of the most debilitating side effects of such treatments, often attributed as a leading cause of premature discontinuation of cancer treatment. 5-HT3 receptor antagonists have been shown to be among the most effective and preferred treatments for CINV. However, an unmet medical need exists for patients suffering from CINV during the delayed phase, which occurs on days 2-5 following the administration of chemotherapy agents. Only one 5-HT3 receptor antagonist is approved for the prevention of delayed CINV associated with MEC, and no 5-HT3 receptor antagonists are approved for prevention of delayed CINV associated with HEC.

SUSTOL was the subject of a recently completed, multi-center, placebo-controlled, Phase 3 clinical study in patients receiving HEC regimens known as MAGIC. The MAGIC study evaluated the efficacy and safety of SUSTOL as part of a three-drug regimen with the intravenous (“IV”) NK1 receptor antagonist fosaprepitant and the corticosteroid dexamethasone. The MAGIC study, which was conducted entirely in the U.S. using the 2011 ASCO guidelines for classification of emetogenic potential, is the only Phase 3 CINV prophylaxis study in a HEC population performed to date to use the currently recommended, standard-of-care, three-drug regimen as a comparator: a 5-HT3 receptor antagonist, fosaprepitant, and dexamethasone. The study’s primary endpoint was achieved. Specifically, the percentage of patients who achieved a Complete Response in the delayed phase was significantly higher in the SUSTOL arm compared with the comparator arm (p=0.014). Adverse events reported in the study were generally mild to moderate in severity and of short duration, with the most common being injection site reactions (“ISRs”). The most frequently reported ISRs were bruising, pain at the injection site, swelling, development of a mass or nodule at the site, and capillary bleeding. We resubmitted our NDA for SUSTOL to the FDA in July 2015. SUSTOL is not currently approved by the FDA or any other regulatory authority.

HTX-019

HTX-019 is a proprietary intravenous formulation of aprepitant, an NK1 receptor antagonist for the prevention of CINV. NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. At present, the only injectable NK1 receptor antagonist approved in the U.S. contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions, infusion site reactions or other adverse reactions in some patients. Our formulation for HTX-019 does not contain polysorbate 80 and may have a lower incidence of certain types of adverse reactions than reported with the commercially available injectable NK1 receptor antagonist. We intend to file an NDA for HTX-019 using the 505(b)(2) pathway in the second half of 2016.

Pain Management Portfolio

HTX-011

HTX-011, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. In a Phase 1 clinical trial, HTX-011 achieved the desired pharmacokinetic profile for both bupivacaine and meloxicam. Specifically, therapeutically relevant plasma bupivacaine levels were sustained for 2-3 days. The anesthetic effects of HTX-011 persisted through 96 hours, which closely correlated with plasma bupivacaine concentrations, and HTX-011 was well-tolerated with no serious adverse events. We are currently conducting two placebo-controlled, dose-finding, Phase 2 clinical trials of HTX-011 in patients undergoing bunionectomy or inguinal hernia repair. We expect to report results from both of these trials in the second half of 2015.

HTX-003

HTX-003, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of buprenorphine for the management of chronic pain and opioid addiction. HTX-003 is designed to maintain therapeutic drug levels of buprenorphine for 30 days following a single subcutaneous injection with a low potential for patient abuse.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015.

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SUSTOL related costs	$7,693	$9,825	$15,649	$17,069
HTX-011 related costs	2,317	640	4,198	746
HTX-019 related costs	1,304	—	1,802	—
New product development related costs	578	531	1,063	931
Personnel and related costs	2,344	2,096	4,465	3,924
Stock-based compensation expense	919	446	1,725	1,708
Facility related costs	528	555	957	1,080
Other	492	186	820	449

Total research and development expense	$16,175	$14,279	$30,679	$25,907

For the three and six months ended June 30, 2015, research and development expense increased to $16.2 million and $30.7 million, respectively, from $14.3 million and $25.9 million, respectively, for the same periods in 2014. The increase was primarily a result of an increase in research and development expense for clinical and manufacturing costs associated with our Phase 1 and Phase 2 clinical studies for HTX-011. The increase was also due to costs associated with the development of HTX-019. These increases were partially offset by a decrease in SUSTOL related manufacturing costs, as our Phase 3 program was completed in May 2015.

General and Administrative Expense

For the three and six months ended June 30, 2015, general and administrative expense increased to $6.8 million and $12.7 million, respectively, from $4.5 million and $10.2 million, respectively, for the same periods in 2014. The increase in general and administrative expense was primarily due to increased stock-based compensation expense of approximately $1.6 million in 2015 as compared to 2014, as well as an increase in activities in preparation for the commercial launch of SUSTOL. For the three and six months ended June 30, 2015, general and administrative expense consisted primarily of salaries and related expenses, professional fees, pre-commercialization costs and insurance expense.

Other Expense, net

For the three and six months ended June 30, 2015, other expense, net, decreased to $0.1 million and $0.3 million, respectively, from $0.2 million and $0.4 million, respectively, for the same periods in 2014. The decrease for both periods was a result of a gain on sale of property and equipment of approximately $0.1 million recognized in the second quarter of 2015. For the three and six months ended June 30, 2015, other expense, net, primarily consisted of interest expense and amortization of debt discount related to our outstanding Senior Secured Convertible Notes (“Convertible Notes”) and the gain on sale of property and equipment discussed above.

Capital Resources and Liquidity

As of June 30, 2015, we had approximately $171.5 million in cash and cash equivalents, compared to $72.7 million in cash and cash equivalents as of December 31, 2014. The net increase in cash and cash equivalents of approximately $98.8 million was primarily due to approximately $128.2 million received from the common stock offering completed in June 2015 and $6.3 million from stock option exercises, partially offset by the use of cash to fund our continued development of SUSTOL and our other product candidates, personnel costs and for other general corporate purposes (approximately $35.7 million).

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and other securities.

In November 2013, we closed a public offering of common stock whereby we received approximately $57.8 million in proceeds, net of issuance costs.

In June 2014, we closed a public offering of common stock and pre-funded warrants whereby we received approximately $58.9 million in proceeds, net of issuance costs.

In June 2015, we closed a public offering of common stock whereby we received approximately $128.2 million in proceeds, net of issuance costs.

We believe that our cash and current working capital are sufficient to fund operations through 2016 based on our current operating plans, including building a commercial infrastructure to support a potential commercial launch of SUSTOL and continuing to pursue our current clinical development programs. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or the degree of commercial success of SUSTOL is less than expected, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of June 30, 2015.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,494	$1,072	$422	$—	$—

The holders of the Convertible Notes may require prepayment of the Convertible Notes at any time at each holder’s option (see Note 4 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As of June 30, 2015, $5,503,000 aggregate principal amount of Convertible Notes were outstanding.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. As of June 30, 2015, our cash equivalents consisted of investments in money market funds. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There has been no change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws, dated June 29, 2015 (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on July 1, 2015)

10.1	Heron Therapeutics, Inc. Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy on Schedule 14A, as Exhibit A, filed on April 28, 2015)

10.2	Heron Therapeutics, Inc. 1997 Employee Stock Purchase Plan (as amended through June 9, 2015) (Incorporated by reference to our Definitive Proxy on Schedule 14A, as Exhibit B, filed on April 28, 2015)

10.3*	SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement — Finished Final Drug Product, dated May 27, 2015, by and between Heron Therapeutics, Inc. and Lifecore Biomedical, LLC) (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.4	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Dr. Barry Quart (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.1, filed on May 8, 2015)

10.5	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Robert Rosen (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.2, filed on May 8, 2015)

10.6	Amendment to Management Retention Agreement, dated October 23, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Brian G. Drazba (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.3, filed on May 8, 2015)

10.7	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Paul Marshall (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.4, filed on May 8, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 7, 2015	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(On behalf of the Registrant)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws, dated June 29, 2015 (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on July 1, 2015)

10.1	Heron Therapeutics, Inc. Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy on Schedule 14A, as Exhibit A, filed on April 28, 2015)

10.2	Heron Therapeutics, Inc. 1997 Employee Stock Purchase Plan (as amended through June 9, 2015) (Incorporated by reference to our Definitive Proxy on Schedule 14A, as Exhibit B, filed on April 28, 2015)

10.3*	SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement – Finished Final Drug Product, dated May 27, 2015, by and between Heron Therapeutics, Inc. and Lifecore Biomedical, LLC) (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.4	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Dr. Barry Quart (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.1, filed on May 8, 2015)

10.5	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Robert Rosen (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.2, filed on May 8, 2015)

10.6	Amendment to Management Retention Agreement, dated October 23, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Brian G. Drazba (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.3, filed on May 8, 2015)

10.7	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Paul Marshall (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as Exhibit 10.4, filed on May 8, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.