Form 10-Q
period 2015-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2015-11-06
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 26, 2015 was 35,970,990.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I.	FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$152,989	$72,675
Prepaid expenses and other current assets	2,006	1,057

Total current assets	154,995	73,732
Property and equipment, net	2,982	2,820
Other long-term assets	174	130

Total assets	$158,151	$76,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,735	$2,549
Accrued clinical liabilities	5,167	3,811
Accrued payroll and employee-related liabilities	3,389	2,731
Other accrued expenses	3,098	2,931
Convertible notes payable to related parties, net of discount	2,061	1,598

Total current liabilities	16,450	13,620

Stockholders’ equity:
Common stock	359	292
Additional paid-in capital	522,928	378,007
Accumulated deficit	(381,586)	(315,237)

Total stockholders’ equity	141,701	63,062

Total liabilities and stockholders’ equity	$158,151	$76,682

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$14,241	$14,731	$44,920	$40,638
General and administrative	8,250	4,222	20,945	14,428

Total operating expenses	22,491	18,953	65,865	55,066

Loss from operations	(22,491)	(18,953)	(65,865)	(55,066)
Other expense, net	(181)	(241)	(484)	(677)

Net loss	$(22,672)	$(19,194)	$(66,349)	$(55,743)

Basic and diluted net loss per share	$(0.63)	$(0.66)	$(2.07)	$(2.17)

Shares used in computing basic and diluted net loss per share	35,773	29,004	32,090	25,679

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(66,349)	$(55,743)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	498	389
Stock-based compensation expense	8,512	5,809
Amortization of debt discount	463	425
Gain on disposal of property and equipment	(118)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(993)	(2,392)
Accounts payable	186	211
Accrued clinical liabilities	1,356	2,757
Accrued payroll and employee-related liabilities	658	35
Other accrued expenses	411	1,084

Net cash used for operating activities	(55,376)	(47,425)

Investing activities:
Purchases of property and equipment	(783)	(417)
Proceeds from sale of property and equipment	241	—

Net cash used for investing activities	(542)	(417)

Financing activities:
Proceeds from purchases under the Employee Stock Purchase Plan	118	19
Proceeds from stock option exercises	7,915	2,832
Net proceeds from sale of common stock and/or pre-funded warrants	128,199	58,916

Net cash provided by financing activities	136,232	61,767

Net increase in cash and cash equivalents	80,314	13,925
Cash and cash equivalents at beginning of period	72,675	72,287

Cash and cash equivalents at end of period	$152,989	$86,212

See accompanying notes.

HERON THERAPUETICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In this quarterly report on Form 10-Q, “Heron,” the “Company,” “we,” “us,” and “our” and similar terms refer to Heron Therapeutics, Inc., Heron Therapeutics®, the Heron logo, SUSTOL® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this quarterly report on Form 10-Q are the property of their respective owners.

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

We are currently developing four pharmaceutical products for patients suffering from cancer or pain. SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy or highly emetogenic chemotherapy. Our New Drug Application for SUSTOL is pending review with the U.S. Food and Drug Administration (“FDA”), and has been assigned a Prescription Drug User Fee Act goal date of January 17, 2016. HTX-019, also being developed for the prevention of CINV, has the potential to become the first polysorbate 80-free, intravenous formulation of aprepitant, a neurokinin-1 receptor antagonist. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain. HTX-003, a long-acting formulation of buprenorphine, is being developed for the management of chronic pain and opioid addiction. All of our product candidates utilize our innovative science and technology platforms, including our proprietary Biochronomer® drug delivery technology, which can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period of days to weeks with a single injection.

Liquidity

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $381.6 million as of September 30, 2015. As of September 30, 2015, we had cash and cash equivalents on hand of $153.0 million.

We believe that our current cash and working capital are sufficient to fund operations through 2016 based on our current operating plans, including building a commercial infrastructure to support a potential commercial launch of SUSTOL and continuing to pursue our current clinical development programs. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or the degree of commercial success of SUSTOL is less than expected, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, manufacturing, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2015. The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

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

The following table includes the number of outstanding stock options, warrants and common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of September 30,
	2015	2014
Stock options outstanding	6,960	6,456
Warrants outstanding	3,565	4,108
Common stock underlying convertible notes outstanding	6,982	6,578

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

As of September 30, 2015, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

We filed a registration statement with the SEC to register for resale 3.5 million shares underlying the Convertible Notes. The registration statement was declared effective on July 29, 2011. The Convertible Note holders have agreed to waive their right to require us to maintain the effectiveness of the registration statement and to register the additional shares underlying the Convertible Notes until they provide notice otherwise.

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the nine months ended September 30, 2015, accrued interest of approximately $244,000 was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of approximately $244,000. For the three months ended September 30, 2015 and 2014, interest expense relating to the stated rate was approximately $84,000 and $79,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $158,000 and $145,000, respectively. For the nine months ended September 30, 2015 and 2014, interest expense relating to the stated rate was approximately $248,000 and $233,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $463,000 and $425,000, respectively.

As of September 30, 2015, the carrying value of the Convertible Notes was approximately $2,061,000, which is comprised of the $5,586,000 principal amount of the Convertible Notes outstanding, less debt discount of $3,525,000. If the $5,586,000 principal amount of Convertible Notes is converted, we would issue 6,981,833 shares of our common stock.

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

During the nine months ended September 30, 2015, warrant holders exercised 343,813 warrants under the cashless exercise provision in each holder’s warrant, which resulted in the net issuance of 285,713 shares of common stock and no net cash proceeds to us. During the nine months ended September 30, 2014, warrant holders exercised 460,706 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 303,614 shares of common stock and no net cash proceeds to us. As of September 30, 2015, 2,965,477 warrants from the June 2011 Private Placement remain outstanding.

Stock Option Exercises

For the nine months ended September 30, 2015, 882,579 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $7,915,000. For the nine months ended September 30, 2014, option holders exercised 719,092 stock options, a portion of which were exercised under the cashless exercise provision of our 2007 Amended and Restated Equity Incentive Plan, resulting in the net issuance of 550,496 shares of common stock and cash proceeds to us of approximately $2,832,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$927	$715	$2,652	$2,423
General and administrative	1,894	1,045	5,860	3,386

Stock-based compensation expense included in operating expenses	$2,821	$1,760	$8,512	$5,809

Impact on basic and diluted net loss per share	$0.08	$0.06	$0.27	$0.23

As of September 30, 2015, there was $31,150,000 of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.0 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2015	2014
Risk-free interest rate	1.7%	2.0%
Dividend yield	0.0%	0.0%
Volatility	90.7%	102.9%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. There were no new offering periods for the quarters ended September 30, 2015 and 2014.

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2015	7,918	$8.69	7.92
Granted	375	$29.26
Exercised	(883)	$8.97
Expired and forfeited	(450)	$11.02

Balance at September 30, 2015	6,960	$9.61	7.90

6.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in our unrecognized tax benefits since December 31, 2014 and, as such, disclosures included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 continue to be relevant for the period ended September 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), on March 13, 2015.

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

Factors that might cause these differences include the following:

•	estimates of the outcome of our New Drug Application (“NDA”) resubmission to the U.S Food and Drug Administration (“FDA”) for SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) and potential regulatory approval for and commercial launch of SUSTOL;

•	the possibility that the FDA might not interpret the results of our recent Phase 3 MAGIC study for SUSTOL for the prevention of delayed chemotherapy induced nausea and vomiting (“CINV”) associated with highly emetogenic chemotherapy (“HEC”) regimens to be sufficient to support as broad a label indication as we might desire;

•	the anticipated progress of our current research and development programs for HTX-011, HTX-019, and any other research and development programs we may pursue, including the initiation of new clinical trials and preclinical testing and the results of bioequivalence and stability studies;

•	whether safety and efficacy results of our clinical trials and other required tests for approval provide data to warrant further development and potential regulatory approval of SUSTOL or any of our other product candidates;

•	if approved, the market conditions at commercial launch of SUSTOL or other future product candidates;

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL or other future product candidates, including our positioning relative to competing products;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® drug delivery technology;

•	our ability to establish key collaborations for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints, or changes in the regulatory environment;

•	our ability to successfully establish and maintain key vendor relationships necessary for the manufacture of our products;

•	our ability to successfully operate in other non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

These forward-looking statements were based on information, plans and estimates at the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. In addition, please see the “Risk Factors” section of our Annual Report. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934 (the “Exchange Act”). You should carefully review all information therein.

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

We are currently developing four pharmaceutical products for patients suffering from cancer or pain. SUSTOL is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). Our NDA for SUSTOL is pending review with the FDA, and has been assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of January 17, 2016. HTX-019, also being developed for the prevention of CINV, has the potential to become the first polysorbate 80-free, intravenous formulation of aprepitant, a neurokinin-1 (“NK1”) receptor antagonist. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain. HTX-003, a long-acting formulation of buprenorphine, is being developed for the management of chronic pain and opioid addiction. All of Heron’s product candidates utilize our innovative science and technology platforms, including our proprietary Biochronomer® drug delivery technology, which can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period of days to weeks with a single injection.

CINV Product Portfolio

SUSTOL

SUSTOL, which utilizes Heron’s proprietary Biochronomer drug delivery technology, is a novel, long-acting formulation of granisetron for the prevention of CINV. Granisetron, an FDA approved 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist was selected due to its broad use by physicians based on a well-established record of safety and efficacy. SUSTOL has been shown to maintain therapeutic drug levels of granisetron for five days with a single subcutaneous injection. SUSTOL is being developed for the prevention of both acute (day 1 following the administration of chemotherapy agents) and delayed (days 2-5 following the administration of chemotherapy agents) CINV associated with MEC or HEC. While other 5-HT3 antagonists are approved for the prevention of CINV, SUSTOL is the first agent in the class to demonstrate efficacy in reducing the incidence of delayed CINV in patients receiving HEC, a major unmet medical need, in a randomized Phase 3 study.

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

SUSTOL was the subject of a recently completed, multi-center, placebo-controlled, Phase 3 clinical study in patients receiving HEC regimens known as MAGIC. The MAGIC study evaluated the efficacy and safety of SUSTOL as part of a three-drug regimen with the intravenous (“IV”) NK1 receptor antagonist fosaprepitant and the corticosteroid dexamethasone. The MAGIC study, which was conducted entirely in the U.S. using the 2011 ASCO guidelines for classification of emetogenic potential, is the only Phase 3 CINV prophylaxis study in a HEC population performed to date to use the currently recommended, standard-of-care, three-drug regimen as a comparator: a 5-HT3 receptor antagonist, fosaprepitant, and dexamethasone. The study’s primary endpoint was achieved. Specifically, the percentage of patients who achieved a Complete Response in the delayed phase was significantly higher in the SUSTOL arm compared with the comparator arm (p=0.014). Adverse events reported in the study were generally mild to moderate in severity and of short duration, with the most common being injection site reactions. SUSTOL is not currently approved by the FDA or any other regulatory authority. We resubmitted our NDA for SUSTOL to the FDA in July 2015. The FDA has assigned a PDUFA goal date of January 17, 2016.

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

Pain Management Portfolio

HTX-011

HTX-011, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent, HTX-011 was designed to provide extended pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

In September 2015, we reported positive, top-line results from a randomized, placebo-controlled, double-blind, Phase 2 clinical trial of HTX-011 in patients undergoing bunionectomy. The primary and all key secondary endpoints in this study were achieved with a high degree of statistical significance. The primary endpoint, the difference as compared to placebo in pain intensity as measured by the Summed Pain Intensity (SPI) score in the first 24 hours post-surgery (SPI 0-24), was achieved (p < 0.0001). HTX-011 also produced significantly reduced pain intensity scores after the first 48 hours and 72 hours post-surgery. In addition, the time to first use of opioid rescue medication was significantly increased in the HTX-011 group compared to the placebo group (p < 0.0001), and there were significantly more patients receiving no opioid rescue medication in the HTX-011 group compared to the placebo group (p < 0.0001). HTX-011 was generally well-tolerated in the study. The most frequent adverse events reported were headache, nausea, vomiting, erythema, cellulitis, dizziness, and hypoxia, none of which were considered drug-related.

HTX-011 is currently being evaluated in a Phase 2 clinical trial for the prevention of post-operative pain in patients undergoing inguinal hernia repair. Based on the positive Phase 2 results of HTX-011 in patients undergoing bunionectomy, we plan to expand target enrollment for this ongoing inguinal hernia repair study. The increased target enrollment to approximately 100 patients now provides 90% power to detect a statistical improvement (p < 0.05) in the study. We expect to report results from this study in the first half of 2016.

We plan to further develop HTX-011 within a broad-based development program targeting the wide range of surgical procedures with significant potential for post-operative pain. In the fourth quarter of 2015 and the first quarter of 2016, we plan to initiate additional Phase 2 studies of HTX-011 to evaluate the product candidate in various models of post-operative pain, including potentially in abdominoplasty, orthopedic procedures, nerve block and further studies in inguinal hernia repair, and bunionectomy.

HTX-003

HTX-003, which utilizes our proprietary Biochronomer drug delivery technology, is a long-acting formulation of buprenorphine for the management of chronic pain and opioid addiction. HTX-003 is designed to maintain therapeutic drug levels of buprenorphine for 30 days following a single subcutaneous injection with a low potential for patient abuse.

Our Technologies

All of Heron’s product candidates utilize our innovative science and technology platforms, including our proprietary Biochronomer® drug delivery technology, which can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period of days to weeks with a single subcutaneous injection. Our Biochronomer technology consists of bioerodible polymers that have been the subject of comprehensive animal and human toxicology studies that have established them to be safe and well tolerated. When injected into subcutaneous tissue, the polymers undergo controlled hydrolysis, resulting in a controlled, sustained release of the pharmacological agent encapsulated within the Biochronomer-based composition. Furthermore, more than one pharmacological agent can be incorporated into our Biochronomer polymer such that multimodal therapy can be delivered with a single injection.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SUSTOL related costs	$4,708	$9,461	$20,358	$26,531
HTX-011 related costs	3,843	509	8,041	1,254
HTX-019 related costs	721	—	2,523	—
New product development related costs	388	996	1,451	1,928
Personnel and related costs	2,518	2,175	6,984	6,099
Stock-based compensation expense	927	715	2,652	2,423
Facility related costs	499	460	1,455	1,540
Other	637	415	1,456	863

Total research and development expense	$14,241	$14,731	$44,920	$40,638

For the three months ended September 30, 2015, research and development expense decreased to $14.2 million from $14.7 million for the same period in 2014 primarily due to the completion of our Phase 3 clinical study in May 2015. This decrease was partially offset by an increase of $3.3 million in clinical and manufacturing costs associated with our Phase 1 and Phase 2 clinical studies for HTX-011, an increase of $0.7 million in manufacturing and preclinical costs associated with our continued development of HTX-019, an increase in salaries and related expense of $0.3 million for personnel to support our development efforts, and an increase in stock-based compensation expense of approximately $0.2 million.

For the nine months ended September 30, 2015, research and development expense increased to $44.9 million from $40.6 million for the same period in 2014. This increase was primarily a result of an increase of $6.8 million in research and development expense for clinical and manufacturing costs associated with our Phase 1 and Phase 2 clinical studies for HTX-011 and an increase of $2.5 million in costs associated with the development of HTX-019. The increase was also due to an increase of $0.9 million in salaries and related expense for personnel and increased stock-based compensation expense of $0.2 million. These increases were partially offset by a decrease in SUSTOL related costs, as our Phase 3 clinical study was completed in May 2015.

General and Administrative Expense

For the three and nine months ended September 30, 2015, general and administrative expense increased to $8.3 million and $20.9 million, respectively, from $4.2 million and $14.4 million, respectively, for the same periods in 2014. The increase in general and administrative expense was primarily due to an increase in activities in preparation for the commercial launch of SUSTOL, as well as an increase in stock-based compensation expense. For the three and nine months ended September 30, 2015, general and administrative expense consisted primarily of salaries and related expenses, professional fees, pre-commercialization costs and insurance expense.

Other Expense, net

For the three and nine months ended September 30, 2015, other expense, net, was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.7 million, respectively, for the same periods in 2014. The decrease for the nine months was a result of a gain on sale of property and equipment of approximately $0.1 million recognized in the second quarter of 2015, as well as interest income of approximately $0.1 million earned on cash equivalents during the nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, other expense, net, primarily consisted of interest expense and amortization of debt discount related to our outstanding Senior Secured Convertible Notes (“Convertible Notes”), the gain on sale of property and equipment discussed above and interest income.

Capital Resources and Liquidity

As of September 30, 2015, we had approximately $153.0 million in cash and cash equivalents, compared to $72.7 million in cash and cash equivalents as of December 31, 2014. The net increase in cash and cash equivalents of approximately $80.3 million was primarily due to approximately $128.2 million received from the common stock offering completed in June 2015 and $7.9 million from stock option exercises, partially offset by the use of cash to fund our continued development of SUSTOL and our other product candidates, personnel costs and for other general corporate purposes (approximately $55.8 million).

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and other securities.

In November 2013, we completed a public offering of common stock whereby we received approximately $57.8 million in proceeds, net of issuance costs.

In June 2014, we completed a public offering of common stock and pre-funded warrants whereby we received approximately $58.9 million in proceeds, net of issuance costs.

In June 2015, we completed a public offering of common stock whereby we received approximately $128.2 million in proceeds, net of issuance costs.

We believe that our cash and current working capital are sufficient to fund operations through 2016 based on our current operating plans, including building a commercial infrastructure to support a potential commercial launch of SUSTOL and continuing to pursue our current clinical development programs. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or the degree of commercial success of SUSTOL is less than expected, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, manufacturing, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2015.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,352	$1,141	$211	$—	$—

The holders of the Convertible Notes may require prepayment of the Convertible Notes at any time at each holder’s option (see Note 4 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As of September 30, 2015, $5,586,000 aggregate principal amount of Convertible Notes were outstanding.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. As of September 30, 2015, our cash equivalents consisted of investments in money market funds. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There has been no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.

Risks Related to our Business

We are substantially dependent upon the approval and success of our investigational product APF530, also referred to as SUSTOL® (granisetron) Injection, extended release.

The success of our business is dependent upon our ability to develop and commercialize our most advanced product candidate, APF530, which we intend to market as SUSTOL, subject to regulatory approval. We have invested a significant portion of our time and financial resources in the development of SUSTOL, which is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). In May 2015, we reported positive top-line results from our Phase 3 MAGIC study, which evaluated the efficacy and safety of SUSTOL for the prevention of delayed CINV associated with HEC regimens. SUSTOL, when administered as part of a three-drug regimen with NK1 receptor antagonist fosaprepitant and corticosteroid dexamethasone, demonstrated a statistically significant benefit in the prevention of delayed CINV compared to the currently recommended, standard-of-care, three-drug regimen. Results from the MAGIC study were included in our New Drug Application (“NDA”) for SUSTOL, which we resubmitted to the U.S. Food and Drug Administration (“FDA”) on July 17, 2015. The FDA has assigned a Prescription Drug User Fee Act goal date of January 17, 2016.

Our ability to generate revenue in the next one to two years and our future success, in large part, depends on the approval and successful commercialization of SUSTOL. We will not be able to commercialize SUSTOL until we obtain regulatory approval in the U.S. In September 2012, we resubmitted the NDA seeking approval for SUSTOL with the FDA. In March 2013, we received a Complete Response Letter (“CRL”) from the FDA pertaining to our resubmission of our NDA for SUSTOL. In the CRL, the FDA identified several remaining issues that need to be addressed prior to approval of our NDA for SUSTOL including issues relating to: manufacturing of SUSTOL, the administration of SUSTOL and our analysis of efficacy data for SUSTOL under more recent guidelines classifying chemotherapy regimens. We believe we have substantially addressed the issues, although there can be no assurance that the FDA will agree. The FDA’s review of our resubmission may not produce positive decisions as to whether:

•	SUSTOL is safe and effective in its proposed use(s) and whether its benefits outweigh the risks;

•	the proposed labeling for SUSTOL includes our desired product indications covering acute and delayed CINV, for use in both HEC and MEC regimens; and

•	the methods used in manufacturing SUSTOL and the controls used to maintain its quality are adequate to preserve chain of identity, strength, quality and purity.

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

Even if SUSTOL receives regulatory approval for commercial sale by the FDA, the revenue that we may receive from the sale of SUSTOL may be less than expected and will depend on many factors that are outside of our control. Factors that may affect revenue from SUSTOL, if approved, include:

•	the scope of our approved product label;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with the product;

•	our ability to have SUSTOL manufactured at a commercial production level successfully and on a timely basis;

•	the cost and availability of raw materials;

•	the size of the potential market for the product;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning the product or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to the product;

•	product liability litigation alleging injuries relating to the product;

•	product labeling or product insert language required by the FDA or regulatory authorities in other countries;

•	regulatory developments related to the manufacture or continued use of the product;

•	any post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for the product; and

•	our competitors’ activities, including decisions as to the timing of competing product launches, pricing and discounting.

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

Our proprietary Biochronomer® drug delivery technology has not yet been proven through commercial approval, and successful launch, of a product utilizing this technology. We may not be able to substantiate the commercial viability of our drug delivery technology for a variety of reasons, including:

•	the failure to receive regulatory approval of a drug utilizing the delivery technology;

•	the inability to show consistent results in the quality or quantity of product manufactured utilizing this delivery technology; and

•	the inability to manufacture drugs using this delivery platform at a cost effective price.

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

We have used contract research organizations (“CROs”) to date to oversee our clinical trials for SUSTOL, HTX-011 and our other product candidates and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these organizations will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to place confidence in their conduction of these trials on our behalf. If the organizations fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated, or unsuccessful and we may not be able to obtain regulatory approval for or successfully commercialize them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, and the Animal Welfare Act requirements. We, our CROs, and other third parties are required to comply with current good clinical practices (“GCP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in the clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with GCP requirements. In addition, any of our clinical trials must be conducted with product produced under GCP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs and other third parties we may engage to support our development programs, are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, or may fail to perform at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the preclinical results or clinical data they obtain is compromised due to the failure to adhere to test requirements, our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If our suppliers and contract manufacturers fail to manufacture SUSTOL in a timely manner or fail to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for SUSTOL.

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

To date, SUSTOL has been manufactured primarily in small quantities for clinical trials. If in the future, SUSTOL or any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture our products in larger quantities, and be able to show equivalency for the FDA in the manufacture of product at commercial scale as compared to development batch size. The commercial success of our products will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. If SUSTOL receives regulatory approval, we plan to scale-up manufacturing for SUSTOL in order to realize important economies of scale. These scale-up activities take time to implement, require additional capital investment, process development and validation studies, and regulatory approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

We expect to depend on contract manufacturers for manufacturing any future products we develop, and if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of any product. Our ability to progress and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain of our contract manufacturers are at present our sole resource to manufacture certain key components of SUSTOL, and for products in preclinical testing in our research and development program. Although we entered into a long-term commercial manufacturing agreement with Lifecore Biomedical, LLC (“Lifecore”) in May 2015 for the manufacture of SUSTOL, we may not be able to successfully negotiate long-term agreements with any additional third parties. Further, we may have difficulties with these relationships, including with Lifecore, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis.

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

SUSTOL, HTX-011, HTX-019 or any of our other product candidates may be in competition with other products for access to the facilities of third parties. Consequently, SUSTOL, HTX-011, HTX-019 or any of our other product candidates may be subject to manufacturing delays if our contractors give other companies’ products greater priority than our products. For this and other reasons, our third-party contract manufacturers may not be able to manufacture SUSTOL, HTX-011, HTX-019 or any of our other product candidates in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired.

Certain of the components used in the manufacture of SUSTOL, HTX-011, HTX-019 and our other product candidates are sourced from a single vendor.

Some of the critical materials and components used in manufacturing SUSTOL, HTX-011, HTX-019 and our other product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay commercialization of SUSTOL, if approved, our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source of a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

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

We may engage in strategic transactions that could cause us to incur contingent liabilities, commitments, or significant expense. In the course of pursuing strategic opportunities, we may evaluate potential acquisitions or investments in strategic technologies, products, or businesses. Future acquisitions or investments could subject us to a number of risks, including, but not limited to:

•	our inability to appropriately evaluate and take into consideration the potential uncertainties associated with the other party to such a transaction, including but not limited to the prospects of that party and their existing products or product candidates and regulatory approvals;

•	difficulties associated with realizing the perceived potential for commercial success with respect to any acquired technology, product, or business;

•	our ability to effectively integrate any new technology, product, and/or business including personnel, intellectual property or business relationships into our company;

•	our inability to generate revenues from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs and/or assumption of liabilities; and

•	the distraction of our management from our existing product development programs and initiatives in pursuing an acquisition.

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

If we do not consummate collaborative agreements, we may consume money more rapidly on our product development efforts, continue to defer certain development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business prospects. Further, we may not be successful in overseeing any such collaborative arrangements. If we fail to establish and maintain necessary collaborative relationships, our business prospects could suffer.

Risks Related to our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $381.6 million through September 30, 2015. Even if SUSTOL is approved, we expect to continue to generate substantial losses over at least the next several years as we:

•	build a sales and marketing organization and commence commercialization of SUSTOL, if approved;

•	expand product development activities with respect to our product candidates;

•	conduct preclinical development and clinical trials for our product candidates;

•	pursue regulatory approvals for any product candidates or others we may develop in the future; and

•	engage in commercialization efforts with respect to any future approved product candidates.

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products. If SUSTOL is approved for commercialization, we must successfully launch and commercialize the product. If SUSTOL is not approved, we will likely experience significant delays before we begin to recognize meaningful levels of revenue, if ever. We will incur substantial expenses in our efforts to develop and commercialize our products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

In June 2015 we completed an underwritten public offering of 5,520,000 shares of our common stock for net proceeds of approximately $128.2 million and as of September 30, 2015, the Company had cash and cash equivalents in the amount of $153.0 million. We believe that our current working capital is sufficient to fund operations, including pursuing regulatory approval for SUSTOL in the U.S. and commercial launch, if approved, making significant investments to support necessary business growth to support commercialization, and completing Phase 1, 2 and 3 human clinical studies and related preclinical activities expected to commence in 2015 and 2016 relative to our HTX-011 and HTX-019 product candidates. In the event we were to pursue clinical product development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or the degree of commercial success of SUSTOL is less than expected, we would need to raise additional capital. If we are unable to obtain sufficient financing on acceptable terms or otherwise, we may be required to reduce or defer our activities. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We may not be able to raise additional capital when needed or desired, or we may need to raise additional capital on unfavorable terms, which could result in dilution to existing stockholders.

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

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Secured Convertible Notes (“Convertible Notes”) also include restrictions on our use of cash and financial activities. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we have incurred significant expenses in developing SUSTOL and, even if approved, it may not result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we, or our potential partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors impacting our ability to generate commercially viable products through the conduct of clinical trials include:

•	insufficient funds to conduct clinical trials;

•	the inability to find partners if necessary, for support including research, development, manufacturing or clinical needs;

•	the failure of tests or studies necessary in order to submit an NDA, such as bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies, to meet the required standards;

•	the failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•	any delay in completion of clinical trials, resulting in increased costs; and

•	the inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

There can be no assurance that if our clinical trials are successfully initiated and completed we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. If we fail to successfully develop and commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development effects and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of HTX-011, HTX-019 or any of our other product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our product candidates’ development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may not obtain regulatory approval for any of our product candidates. Regulatory approval may also be delayed or revoked or may impose limitations on the indicated uses of a proposed product. If we are unable to obtain regulatory approval for SUSTOL or any of our other product candidates, our business will be substantially harmed.

The process for obtaining approval of a new drug is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The regulatory process is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our potential future collaborative partners develop must receive all necessary regulatory agency approvals or clearances before it may be marketed in the U.S. or other countries. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the U.S. and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market SUSTOL or any other product candidate in the U.S. or in other jurisdictions, as a result of changes in regulatory policies prior to approval or other events. Additionally, data obtained from preclinical and clinical activities, or from stability or bioequivalence studies, are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances.

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

In the event we pursue the right to market and sell SUSTOL or any other product candidates in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

Additionally, such regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use or other inappropriate sales and marketing activities. Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, and the Department of Health and Human Services’ Office of Inspector General. Violations of applicable advertising and promotion laws and regulations, including promotion of products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. We are also required to submit information on our open and completed clinical trials to public registries and databases; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business. If SUSTOL is approved, we will also be required to comply with the requirements to submit to governmental authorities information on payments to physicians and certain other third parties; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

We face intense competition from other companies developing products in the CINV indication, including those with potentially competitive delivery technologies.

SUSTOL, if approved, is expected to face significant competition. In particular, competition may come from Eisai’s ALOXI® (palonosetron), a 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist, and also generic versions of this class of product, which depending on the outcome of pending litigation could become available on the market in 2015. In addition to ALOXI and any future generic versions of palonosetron, SUSTOL will compete with generic forms of granisetron (formerly marketed as KYTRIL) and ondansetron (formerly marketed as ZOFRAN). We are also aware of several companies that have developed, or are developing, both generic and new formulations of 5-HT3 receptor antagonists, including ProStrakan’s SANCUSO® (granisetron transdermal patch) and Eisai’s AKYNZEO®, an oral combination product consisting of a neurokinin-1 (NK1) receptor antagonist and palonosetron, indicated for the treatment of acute and delayed CINV associated with both HEC and MEC regimens. If we are able to successfully develop HTX-019 for the treatment of CINV, we will compete with other injectable products targeted towards this indication, such as Merck’s EMEND® for Injection (fosaprepitant).

With respect to our pain management program, in the event we are able to successfully develop HTX-011 for the treatment of post-operative pain, we will compete with marketed products such as EXPAREL® (bupivacaine liposome injectable suspension), marketed by Pacira Pharmaceuticals, Inc.

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

If we cannot establish pricing of our product candidates acceptable to the U.S. or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.

The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the products we develop commercially viable. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments.

In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may result in lower prices for our products, if approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

In the U.S., upon commercial launch of a product, we will be subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

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

In addition, we may in the future be subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. At December 31, 2014, we had a total of 16 issued U.S. patents and an additional 42 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2016 and April 2026. The product SUSTOL is covered by patents in the U.S. and in foreign countries. Currently, the product SUSTOL is covered by six patents issued in the U.S. and by nine patents issued in foreign countries including Brazil, Canada, the EU, Japan, and Taiwan. U.S. patents covering SUSTOL have expiration dates ranging from January 2016 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from January 2017 to September 2025. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications may not issue into patents, and any issued patents may not provide sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive technologies or may be held invalid if challenged or circumvented. Patent applications in the U.S. are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from other parties. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. laws.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of September 30, 2015, we would be required to issue an aggregate of 6,981,833 shares, representing approximately 16% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. In addition, certain of our principal stockholders hold outstanding warrants that are exercisable for additional shares of our common stock. As of September 30, 2015, Tang Capital Partners, LP and its affiliates’ (“TCP”) beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, was approximately 15%, excluding the exercise of outstanding warrants. In addition, as of September 30, 2015, TCP has the right to acquire 5,585,465 shares upon conversion of the Convertible Notes. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also chairman of our Board of Directors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated October 12, 2015, by and between Heron Therapeutics, Inc. and Neil Clendeninn

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: November 6, 2015	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(On behalf of the Registrant)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated October 12, 2015, by and between Heron Therapeutics, Inc. and Neil Clendeninn

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement