Form 10-Q
period 2016-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2016-05-05
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 26, 2016 was 36,658,139.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I.	FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$68,016	$75,180
Short-term investments	32,391	55,986
Inventory	2,744	—
Prepaid expenses and other current assets	5,050	3,585

Total current assets	108,201	134,751
Property and equipment, net	3,645	3,049
Other assets	—	45

Total assets	$111,846	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,861	$3,300
Accrued clinical liabilities	3,735	5,231
Accrued payroll and employee liabilities	2,969	4,828
Other accrued liabilities	3,217	4,154
Convertible notes payable to related parties, net of discount	2,388	2,222

Total current liabilities	19,170	19,735
Stockholders’ equity:
Common stock	363	361
Additional paid-in capital	538,585	530,617
Accumulated other comprehensive income (loss)	1	(40)
Accumulated deficit	(446,273)	(412,828)

Total stockholders’ equity	92,676	118,110

Total liabilities and stockholders’ equity	$111,846	$137,845

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$16,092	$14,504
General and administrative	5,367	3,587
Sales and marketing	11,853	2,269

Total operating expenses	33,312	20,360

Loss from operations	(33,312)	(20,360)
Interest expense, net	(133)	(210)

Net loss	(33,445)	(20,570)
Other comprehensive income:
Unrealized gains on short-term investments	41	—

Comprehensive loss	$(33,404)	$(20,570)

Basic and diluted net loss per share	$(0.92)	$(0.70)

Shares used in computing basic and diluted net loss per share	36,229	29,392

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(33,445)	$(20,570)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	5,355	2,551
Depreciation and amortization	238	152
Amortization of debt discount	166	151
Amortization of premium on short-term investments	145	—
Changes in operating assets and liabilities:
Inventory	(2,744)	—
Prepaid expenses and other assets	(1,420)	112
Accounts payable	3,561	(166)
Accrued clinical liabilities	(1,496)	(293)
Accrued payroll and employee-related liabilities	(1,859)	(1,075)
Other accrued liabilities	(852)	(531)

Net cash used for operating activities	(32,351)	(19,669)

Investing activities:
Maturities of short-term investments	23,491	—
Purchases of property and equipment	(834)	(328)

Net cash provided by (used for) investing activities	22,657	(328)

Financing activities:
Proceeds from stock option exercises	2,530	2,878

Net cash provided by financing activities	2,530	2,878

Net decrease in cash and cash equivalents	(7,164)	(17,119)
Cash and cash equivalents at beginning of period	75,180	72,675

Cash and cash equivalents at end of period	$68,016	$55,556

See accompanying notes.

HERON THERAPUETICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In this quarterly report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “our,” “us” and similar terms refer to Heron Therapeutics, Inc. Heron Therapeutics®, the Heron logo, SUSTOL® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We are currently developing pharmaceutical product candidates for patients suffering from cancer or pain. SUSTOL® (granisetron) Injection, extended release (“SUSTOL”), is a subcutaneous formulation being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy or highly emetogenic chemotherapy. Our New Drug Application (“NDA”) for SUSTOL is pending review with the U.S. Food and Drug Administration (“FDA”) and was assigned a Prescription Drug User Fee Act goal date of January 17, 2016. We were notified by the FDA of delays in the review of the SUSTOL NDA in January 2016, February 2016 and April 2016. On April 18, 2016, we announced the FDA had indicated that no substantive deficiencies had been identified with the NDA and labeling discussions had begun.

In addition to SUSTOL, we are currently developing HTX-019, an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, for the prevention of CINV and HTX-011, a long-acting injectable formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory agent meloxicam, for the prevention of post-operative pain.

Liquidity

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $446.3 million as of March 31, 2016. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $100.4 million.

We believe that our current working capital is sufficient to fund operations through 2016, including pursuing regulatory approval for SUSTOL in the U.S., completing Phase 2 clinical studies currently ongoing and expected to commence in 2016 relative to our HTX-011 product candidate, filing the NDA for HTX-019, and, if approved, continuing to make significant investments to support the commercialization of SUSTOL. In the event that we pursue additional clinical development with respect to our current product candidates, pursue preclinical and/or clinical development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or has less commercial success than is expected, we may need to raise additional capital or reduce our activities. We may seek additional capital through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, sale of royalty streams we may receive on our products or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, development program progress, interest rates and other factors. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2016. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our critical accounting policies that involve significant judgment and estimates include accrued clinical liabilities, income taxes, stock-based compensation and pre-launch inventories. Actual results could differ materially from those estimates.

Reclassifications

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Short-term investments consist of securities with maturities from purchase date of greater than three months. We have classified our short-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income (loss) and realized gains and losses included in interest income. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our bank accounts have been placed under a control agreement in accordance with our Senior Secured Convertible Notes (“Convertible Notes”).

Pre-Launch Inventories

We capitalize certain inventory costs prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory. We capitalize pre-launch quantities into inventories when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) we will validate our process for manufacturing the product within the specifications that have been or will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process. The manufacture of pre-launch inventories involves the risk that the FDA may not approve such product(s) for marketing on a timely basis or at all, and that each approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory. If any of these risks were to materialize with respect to a given product or if the launch of such product is significantly postponed, we may have to write-off the pre-launch inventories, which could be material. During the first quarter of 2016, we capitalized $2,744,000 of pre-launch inventory costs associated with SUSTOL.

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

Because we have incurred a net loss for both periods presented in the condensed consolidated statements of comprehensive loss, outstanding stock options, warrants and common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of outstanding stock options, warrants and common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of March 31,
	2016	2015
Stock options outstanding	8,961	7,293
Warrants outstanding	3,565	3,843
Common stock underlying convertible notes outstanding	7,193	6,777

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive net loss and represent the difference between our net loss and comprehensive net loss for the three-month period ended March 31, 2016. Our comprehensive net loss for the three-month period ended March 31, 2015 was comprised solely of our net loss and there were no changes in equity from non-owner sources.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-09 in the first quarter of 2017. We do not expect the adoption of ASU 2016-09 to have a material impact on our results of operations or financial condition.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-02 in the first quarter of 2019. We do not expect the adoption of ASU 2016-02 to have a material impact on our results of operations or financial condition.

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurements are unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. We plan to adopt the provisions of ASU 2015-11 in 2017. We do not expect the adoption of ASU 2015-11 to have a material impact on our results of operations or financial condition.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)*	(Level 2)*	(Level 3)
Money market funds	$62,411	$62,411	$—	$—
United States corporate debt securities	16,813	—	16,813	—
United States commercial paper	7,784	—	7,784	—
Foreign commercial paper	7,794	—	7,794	—

Total	$94,802	$62,411	$32,391	$—

*	There were no significant transfers between level 1 and level 2 investments for the three months ended March 31, 2016.

As of March 31, 2016, short-term investments consisted of approximately $32,391,000 of available-for-sale securities with contractual maturities of one year or less. For the three months ended March 31, 2015, we did not hold any investment securities and our cash equivalents consisted of money market funds.

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

We consider the carrying amount of cash and cash equivalents, receivables, inventory, prepaid expenses and other current assets, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments.

Unrealized gains and losses associated with our investments, if any, are reported in stockholders’ equity. For the three months ended March 31, 2016, we recorded approximately $41,000 in net unrealized gains associated with our short-term investments. There were no unrealized gains or losses for the three months ended March 31, 2015.

Realized gains and losses associated with our investments, if any, are reported in the statement of comprehensive loss. There were no realized gains or losses for the three months ended March 31, 2016 and 2015.

5.	Convertible Notes to Related Parties

In April 2011, we entered into a Securities Purchase Agreement for a private placement of up to $4.5 million in Convertible Notes. We received a total of $4.3 million, net of issuance costs, from the issuance of these Convertible Notes.

The Convertible Notes are secured by substantially all of our assets, including placing our bank and investment accounts under a control agreement. The Convertible Notes bear interest at 6% per annum, payable quarterly in cash or in additional principal amount of Convertible Notes, at the election of the purchasers. The Convertible Notes mature on May 2, 2021; however, the holders of the Convertible Notes may require prepayment of the Convertible Notes at any time, at each holder’s option.

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

As of March 31, 2016, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2016, accrued interest of approximately $85,000 was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of approximately $85,000. For the three months ended March 31, 2016 and 2015, interest expense relating to the stated rate was approximately $86,000 and $81,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $166,000 and $151,000, respectively.

As of March 31, 2016, the carrying value of the Convertible Notes was approximately $2,388,000, which is comprised of the $5,754,000 principal amount of the Convertible Notes outstanding, less debt discount of $3,366,000. If the $5,754,000 principal amount of Convertible Notes is converted, we would issue 7,192,858 shares of our common stock.

6.	Stockholders’ Equity

2015 Common Stock Offering

In June 2015, we sold approximately 5,520,000 shares of our common stock at a public offering price of approximately $24.75 per share. We received total net proceeds of approximately $128.2 million (net of approximately $8.4 million in issuance costs) from the sale of the common stock.

Private Placement Warrants

In June 2011, we sold shares of common stock and warrants to purchase common stock in a private placement. A total of 4,000,000 warrants to purchase common stock at an exercise price of $3.60 per share were issued as part of this private placement. The warrants expire on July 1, 2016. The warrants may be exercised for cash only, or, if a registration statement is not then effective and available for the resale of the shares of common stock issuable upon exercise of the warrants, by surrender of such warrant, or a portion of such warrant, by way of cashless exercise. There is currently no effective registration statement for these warrants. There is no right to exercise the warrants to the extent that, after giving effect to such exercise the holder would beneficially own in excess of 9.99% of our outstanding shares of common stock or such other limit as may be designated by any particular purchaser. Each holder of the warrants can amend or waive the foregoing limitation by written notice to us, with such waiver taking effect only upon the expiration of a 61-day notice period.

There were no warrant exercises during the three months ended March 31, 2016. During the three months ended March 31, 2015, warrant holders exercised 66,667 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 47,588 shares of common stock and no net cash proceeds to us. As of March 31, 2016, 2,965,000 warrants from the June 2011 Private Placement remain outstanding.

Stock Option Exercises

For the three months ended March 31, 2016, 243,031 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $2,530,000. For the three months ended March 31, 2015, 351,698 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $2,878,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$2,073	$806
General and administrative	1,667	1,002
Sales and marketing	1,615	743

Stock-based compensation expense included in operating expenses	$5,355	$2,551

Impact on basic and diluted net loss per share	$0.15	$0.09

As of March 31, 2016, there was $69,971,000 of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.4 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2016	2015
Risk-free interest rate	1.6%	1.6%
Dividend yield	0.0%	0.0%
Volatility	90.6%	91.7%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option valuation model. There were no new offering periods for the quarters ended March 31, 2016 and 2015.

The following table summarizes the stock option activity for the three months ended March 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise	Term
	(in thousands)	Price	(Years)
Balance at January 1, 2016	8,435	$13.64	7.94
Granted	925	$20.80
Exercised	(243)	$10.41
Expired and forfeited	(156)	$23.61

Balance at March 31, 2016	8,961	$14.30	8.06

7.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2016.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in our unrecognized tax benefits since December 31, 2015 and, as such, disclosures included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 continue to be relevant for the period ended March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•	estimates of the outcome of our New Drug Application (“NDA”) resubmission to the U.S. Food and Drug Administration (“FDA”) for SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) and potential regulatory approval for and commercial launch of SUSTOL;

•	the possibility that the FDA might not interpret the results of our Phase 3 MAGIC study for SUSTOL for the prevention of delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with highly emetogenic chemotherapy regimens to be sufficient to support as broad a label indication as proposed in the NDA;

•	the anticipated progress of our current research and development programs for HTX-011, HTX-019 and any other research and development programs we may pursue, including the completion of ongoing clinical trials, initiation of new clinical trials and preclinical testing and the results of clinical and stability studies;

•	the anticipated timing of our filing of the NDA for HTX-019;

•	whether safety and efficacy results of our clinical trials and other required tests for approval provide data to warrant potential regulatory approval of SUSTOL or further development of any of our other product candidates;

•	if approved, the possibility that the FDA approval of SUSTOL or other future product candidates might entail post-marketing studies and our ability to meet these requirements within the mandated timelines;

•	if approved, our ability to comply with standard post-marketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL or other future product candidates;

•	if approved, the market conditions during the commercial launch of SUSTOL or other future product candidates;

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL or other future product candidates, including our positioning relative to competing products;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® drug delivery technology (“Biochronomer technology”);

•	our ability to establish key collaborations for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully establish and maintain key vendor relationships necessary to manufacture our products;

•	our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

We are currently developing pharmaceutical products for patients suffering from cancer or pain. SUSTOL is being developed for the prevention of both acute and delayed CINV associated with moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). Our NDA for SUSTOL is pending review with the FDA and was assigned a Prescription Drug User Fee Act goal date of January 17, 2016. We were notified by the FDA of delays in the review of the SUSTOL NDA in January 2016, February 2016 and April 2016. On April 18, 2016, we announced the FDA had indicated that no substantive deficiencies had been identified with the NDA and labeling discussions had begun.

In addition to SUSTOL, we are currently developing HTX-019, an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant for the prevention of CINV, and HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, for the prevention of post-operative pain.

CINV Product Portfolio

SUSTOL

SUSTOL, which utilizes our Biochronomer technology, is our novel, long-acting formulation of granisetron for the prevention of CINV. Granisetron, an FDA-approved 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist, was selected due to its broad use by physicians based on a well-established record of safety and efficacy. SUSTOL has been shown to maintain therapeutic drug levels of granisetron for five days with a single subcutaneous injection and is being developed for the prevention of both acute and delayed CINV associated with MEC or HEC. While other 5-HT3 receptor antagonists are indicated for the prevention of CINV, we believe SUSTOL is the first agent in the class to demonstrate efficacy in reducing the incidence of delayed CINV in patients receiving HEC in a randomized Phase 3 study.

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

SUSTOL was the subject of a multi-center, placebo-controlled, Phase 3 clinical study in patients receiving HEC regimens. This study, known as the MAGIC study, evaluated the efficacy and safety of SUSTOL as part of a three-drug regimen with the intravenous (“IV”) NK1 receptor antagonist fosaprepitant and the corticosteroid dexamethasone. The MAGIC study, which was conducted entirely in the U.S. using the 2011 ASCO CINV Guidelines for classification of emetogenic potential, is the only Phase 3 CINV prophylaxis study in a HEC population performed to date to use the currently recommended, standard-of-care, three-drug regimen as a comparator: a 5-HT3 receptor antagonist, fosaprepitant, and dexamethasone. The study’s primary endpoint was achieved. Specifically, the percentage of patients who achieved a Complete Response in the delayed phase was significantly higher in the SUSTOL arm compared with the comparator arm (p=0.014). Adverse events reported in the study were generally mild to moderate in severity and of short duration, with the most common being injection site reactions. SUSTOL is not currently approved by the FDA or any other regulatory authority.

HTX-019

HTX-019 is a proprietary intravenous formulation of aprepitant, an NK1 receptor antagonist, for the prevention of CINV. NK1 receptor antagonists are used in combination with 5-HT3 receptor antagonists. At present, the only injectable NK1 receptor antagonist approved in the U.S., EMEND for Injection (fosaprepitant), contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions, infusion site reactions or other adverse reactions in some patients. HTX-019 is formulated without polysorbate 80, and, in a recently completed bioequivalence study in healthy volunteers, HTX-019 was shown to be well-tolerated, and the pharmacokinetic profile of HTX-019 was comparable to IV fosaprepitant in the study. The FDA has stated that achieving bioequivalence to IV fosaprepitant would be sufficient for regulatory approval of HTX-019 under the 505(b)(2) pathway. We intend to file an NDA for HTX-019 in the second half of 2016 using the 505(b)(2) development pathway.

Pain Management Portfolio

HTX-011

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

In September 2015, we reported positive, top-line results from a randomized, placebo-controlled, double-blind, Phase 2 clinical trial of HTX-011 in patients undergoing bunionectomy. The primary and all key secondary endpoints in this study were achieved, and HTX-011 was generally well-tolerated in the study.

In April 2016, we initiated a placebo-controlled, dose-finding, Phase 2 clinical trial to evaluate the safety and efficacy of HTX-011 in patients undergoing bunionectomy. HTX-011 is also currently being evaluated in placebo-controlled, dose-finding, Phase 2 clinical trials in patients undergoing inguinal hernia repair and abdominoplasty.

We plan to further develop HTX-011 within a broad-based development program targeting the wide range of surgical procedures with significant potential for post-operative pain.

Biochronomer Technology

Our proprietary Biochronomer technology can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period of days to weeks with a single subcutaneous injection. Our Biochronomer technology consists of bioerodible polymers that have been the subject of comprehensive animal and human toxicology studies that support the safety of the polymer. When injected into subcutaneous tissue, the polymers undergo controlled hydrolysis, resulting in a controlled, sustained release of the pharmacological agent encapsulated within the Biochronomer-based composition. Furthermore, more than one pharmacological agent can be incorporated into our Biochronomer technology such that multimodal therapy can be delivered with a single injection.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes, stock-based compensation and pre-launch inventory. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies include: accrued clinical liabilities, income taxes, stock-based compensation and pre-launch inventories. There have been no material changes to the accrued clinical liabilities, income taxes or stock-based compensation disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on February 19, 2016.

Pre-Launch Inventories

Pre-launch inventories consist primarily of our product candidates prior to the date that we anticipate that such products will receive FDA final marketing approval. We will capitalize pre-launch quantities into inventories when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) we will validate our process for manufacturing the product within the specifications that have been or will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process.

The manufacture of pre-launch inventories involves the risk that the FDA may not approve such product(s) for marketing on a timely basis or at all, and that each approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory. If any of these risks were to materialize with respect to a given product or if the launch of such product is significantly postponed, we may have to write-off the pre-launch inventories, which could be material.

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
SUSTOL-related costs	$1,961	$7,956
HTX-011-related costs	3,264	1,881
HTX-019-related costs	710	498
New product development related costs	608	485
Personnel and related costs	6,392	2,121
Stock-based compensation expense	2,073	806
Facility related costs	484	429
Other	600	328

Total research and development expense	$16,092	$14,504

For the three months ended March 31, 2016, research and development expense increased to $16.1 million from $14.5 million for the same period in 2015 primarily due to an increase in salaries and related expense of $4.3 million to support our development efforts and an increase in stock-based compensation expense of approximately $1.3 million. In addition, the increase in research and development expense was due to an increase of $1.4 million in clinical and manufacturing costs associated with our Phase 2 clinical studies for HTX-011. These increases were partially offset by a decrease of $6.0 million in SUSTOL related costs due to the completion of our Phase 3 program in May 2015.

General and Administrative Expense

For the three months ended March 31, 2016, general and administrative expense increased to $5.4 million from $3.6 million for the same period in 2015. The increase in general and administrative expense was primarily due to an increase of $0.7 million in stock-based compensation expense, as well as an increase in professional fees to support our increased development and pre-commercialization efforts. For the three months ended March 31, 2016, general and administrative expense consisted primarily of salaries and related expenses, stock-based compensation expense, professional fees, facility related costs and insurance expense.

Sales and Marketing Expense

For the three months ended March 31, 2016, sales and marketing expense increased to $11.9 million from $2.3 million for the same period in 2015. The increase in sales and marketing expense was primarily due to an increase in activities in preparation for the commercial launch of SUSTOL, including the hiring and training of a sales force, as well as an increase of $0.9 million in stock-based compensation expense. For the three months ended March 31, 2016, sales and marketing expense consisted primarily of salaries and related expenses, stock-based compensation expense, professional fees and pre-commercialization costs.

Other Expense, net

For the three months ended March 31, 2016, other expense, net, was ($0.1) million compared to ($0.2) million for the same period in 2015. For the three months ended March 31, 2016 and 2015, other expense, net, primarily consisted of interest expense and amortization of debt discount related to our outstanding Senior Secured Convertible Notes (“Convertible Notes”) and interest income. The decrease for the three months was a result of interest income earned on our short-term investments during the first quarter of 2016.

Capital Resources and Liquidity

As of March 31, 2016, we had approximately $100.4 million in cash, cash equivalents and short-term investments, compared to $131.2 million in cash as of December 31, 2015. The net decrease in cash, cash equivalents and short-term investments of approximately $30.8 million was primarily due to the use of cash to fund our operations including: the continued development of SUSTOL, HTX-011, HTX-019 and other product candidates; personnel costs, including the hiring and training of a sales force; and other general corporate purposes.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and other securities. In June 2015, we completed a public offering of common stock whereby we received approximately $128.2 million in proceeds, net of issuance costs.

We believe that our current working capital is sufficient to fund operations through 2016, including pursuing regulatory approval for SUSTOL in the U.S., completing Phase 2 clinical studies currently ongoing and expected to commence in 2016 relative to our HTX-011 product candidate, filing the NDA for HTX-019, and, if approved, continuing to make significant investments to support commercialization of SUSTOL. In the event that we pursue additional clinical development with respect to our current product candidates, pursue preclinical and/or clinical development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or has less commercial success than is expected, we may need to raise additional capital or reduce our activities. We may seek additional capital through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, sale of royalty streams we may receive on our products or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, development program progress, interest rates and other factors. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of March 31, 2016.

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$855	$853	$2	$—	$—

In April 2016, we extended the lease for our laboratory, office and warehouse space in Redwood City through May 31, 2019. Under the lease amendment, we agreed to pay a basic annual rent which increases incrementally over the term of the lease from $985,000 in the period from December 1, 2016 to November 30, 2017 to $1,045,000 in the period from December 1, 2018 to May 31, 2019 and such other amounts as set forth in the lease amendment.

The holders of the Convertible Notes may require prepayment of the Convertible Notes at any time at each holder’s option (see Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As of March 31, 2016, $5,754,000 aggregate principal amount of Convertible Notes were outstanding.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2016. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There has been no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business is dependent upon our ability to develop and commercialize our most advanced product candidate, which we intend to market as SUSTOL, subject to regulatory approval. We have invested a significant portion of our time and financial resources in the development of SUSTOL, which is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”). In May 2015, we reported positive top-line results from our Phase 3 MAGIC study, which evaluated the efficacy and safety of SUSTOL for the prevention of delayed CINV associated with HEC regimens. SUSTOL, when administered as part of a three-drug regimen with neurokinin-1 (“NK1”) receptor antagonist fosaprepitant and corticosteroid dexamethasone, demonstrated a statistically significant benefit in the prevention of delayed CINV compared to the currently recommended, standard-of-care, three-drug regimen. Results from the MAGIC study were included in our New Drug Application (“NDA”) for SUSTOL, which we resubmitted to the U.S. Food and Drug Administration (“FDA”) on July 17, 2015. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of January 17, 2016. We were notified by the FDA of delays in the review of the SUSTOL NDA in January 2016, February 2016 and April 2016. On April 18, 2016, we announced that the FDA had indicated that no substantive deficiencies had been identified with the NDA and that labeling discussions had begun.

In September 2012, we resubmitted the NDA seeking approval for SUSTOL with the FDA. In March 2013, we received a Complete Response Letter (“CRL”) from the FDA pertaining to our resubmission of our NDA for SUSTOL. In the CRL, the FDA identified several remaining issues that need to be addressed prior to approval of our NDA for SUSTOL, including issues relating to: manufacturing of SUSTOL, the administration of SUSTOL and our analysis of efficacy data for SUSTOL under more recent guidelines classifying chemotherapy regimens. We believe we have addressed these issues in our resubmission, although there can be no assurance that the FDA will agree. The FDA’s review of our resubmission may not produce positive decisions as to whether:

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

Our ability to generate revenue in the next one to two years and our future success, in large part, depends on the approval, scope of the approved product label, requirement for post approval studies, and successful commercialization of SUSTOL. We will not be able to commercialize SUSTOL until we obtain regulatory approval in the U.S. Delays in obtaining regulatory approval for SUSTOL, or the issuance of another CRL by the FDA, would, among other consequences, delay the launch of SUSTOL and impact our ability to raise additional capital, which would have a material adverse effect on our business and financial condition.

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

Even if SUSTOL receives regulatory approval for commercial sale by the FDA, the revenue that we may receive from the sale of SUSTOL may be less than expected and will depend on many factors that are outside of our control. Factors that may affect revenue from SUSTOL, if approved, include:

•	the scope of our approved product label;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	the cost-effectiveness of our product;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our product;

•	our ability to have SUSTOL manufactured at a commercial production level successfully and on a timely basis;

•	the cost and availability of raw materials;

•	the size of the potential market for our product;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our product or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our product or similar classes of drugs;

•	product liability litigation alleging injuries relating to the product or similar classes of drugs;

•	product labeling or product insert language required by the FDA or regulatory authorities in other countries;

•	our ability to access third parties to manufacture and distribute our product on acceptable terms;

•	regulatory developments related to the manufacture or continued use of our product;

•	any post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our product;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the potential commercialization of our product.

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

We have used contract research organizations (“CROs”) to oversee our clinical trials for SUSTOL, HTX-011 and HTX-019, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduction of these trials on our behalf. If the CROs fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for or successfully commercialize them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, and the Animal Welfare Act requirements. We, our CROs, and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP requirements. In addition, any of our clinical trials must be conducted with product produced under cGCP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

We are currently developing an internal sales organization for the sale, marketing and distribution of SUSTOL, or for any other products we may develop. In order to successfully commercialize SUSTOL or any other product, we must build our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The establishment and development of a sales organization to market SUSTOL and our other product candidates will be expensive and time consuming and could delay product launch, and we cannot be certain that we will be able to successfully develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $446.3 million through March 31, 2016. Even if SUSTOL is approved, we expect to continue to generate substantial losses over at least the next several years as we:

•	continue to develop our sales and marketing organization and commence commercialization of SUSTOL, if approved;

•	expand product development activities with respect to our product candidates;

•	conduct preclinical development and clinical trials for our product candidates;

•	pursue regulatory approvals for any current or future product candidates; and

•	engage in commercialization efforts for any future approved product candidates.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the number of product candidates we pursue;

•	the progress of our research and development programs for our product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or non-U.S. regulatory approvals for our product candidates, whether such approvals are obtained and the scope of any approved product label;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $100.4 million. We believe that our current working capital is sufficient to fund operations through 2016, including pursuing regulatory approval for SUSTOL in the U.S., completing Phase 2 clinical studies currently ongoing and expected to commence in 2016 relative to our HTX-011 product candidate, filing the NDA for HTX-019, and, if approved, continuing to make significant investments to support commercialization of SUSTOL. In the event that we pursue additional clinical development with respect to our current product candidates, pursue preclinical and/or clinical development in other areas, potentially acquire other strategic assets, or if SUSTOL is not approved or has less commercial success than is expected, we may need to raise additional capital or reduce our activities. We may seek additional capital through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, sale of royalty streams we may receive on our products or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, development program progress, interest rates and other factors. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying FDA, and other regulatory agencies’, requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

•	insufficient funds to conduct clinical trials;

•	the inability to find partners, if necessary, for support including research, development, manufacturing or clinical needs;

•	the failure of tests or studies necessary to submit an NDA, such as clinical studies, bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies, to meet the required standards;

•	the failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•	any delay in completion of clinical trials, resulting in increased costs; and

•	the inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

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

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development efforts and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of HTX-011, HTX-019 or any of our other product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our product candidates’ development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may not obtain regulatory approval for any of our product candidates. Regulatory approval may also be delayed or revoked or may impose limitations on the indicated uses of a proposed product. If we are unable to obtain regulatory approval for SUSTOL or any of our other product candidates, our business will be substantially harmed.

The process for obtaining regulatory approval of a new drug is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. Any product that we or our potential future collaborative partners develop must receive all necessary regulatory agency approvals or clearances before it may be marketed in the U.S. or other countries. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the U.S. and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market SUSTOL or any other product candidate in the U.S. or in other jurisdictions, as a result of changes in regulatory policies prior to approval or other events. Additionally, data obtained from preclinical and clinical activities, or from stability or bioequivalence studies, are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances.

SUSTOL or any of our other product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;

•	failure to demonstrate that the product candidate is safe and effective for its proposed indication;

•	failure of clinical trial results to meet the level of statistical significance required for approval;

•	the failure of third parties to manage and conduct the trials or perform necessary oversight to meet expected deadlines or to comply with regulatory requirements;

•	failure to demonstrate that the product candidate’s clinical and other benefits outweigh its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	the insufficiency of data collected from clinical trials to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

•	disapproval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

SUSTOL, if approved, will face significant competition upon commercial launch. In particular, competition may come from ALOXI® (palonosetron), a 5-hydroxytryptamine type 3 receptor antagonist and AKYNZEO®, an oral formulation of palonosetron combined with the NK1 receptor antagonist netupitant, both manufactured by Eisai; ProStrakan’s SANCUSO® (granisetron transdermal patch), as well as generic forms of granisetron (formerly marketed as KYTRIL) and ondansetron (formerly marketed as ZOFRAN). Generic forms of palonosetron are also likely to be available after September 2018. If we are able to successfully develop HTX-019 for the treatment of CINV, we will compete with other NK1 receptor antagonists, such as Merck’s EMEND® for Injection (fosaprepitant) and Tesaro’s VARUBI™ (rolapitant).

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

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened many of these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Finally, some states such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2016, we had a total of 15 issued U.S. patents and an additional 47 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2017 and March 2026. The product SUSTOL is covered by patents in the U.S. and in foreign countries. Currently, the product SUSTOL is covered by 7 patents issued in the U.S. and by 26 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to November 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of March 31, 2016, we would be required to issue an aggregate of approximately 7,192,858 shares, representing approximately 16.5% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. In addition, certain of our principal stockholders hold outstanding warrants that are exercisable for additional shares of our common stock. Based on information set forth in a Schedule 13D/A filed with the SEC on April 14, 2016, Tang Capital Partners, LP and its affiliates’ (“TCP”) beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, was approximately 16.3%, including the exercise of outstanding warrants. In addition, as of March 31, 2016, TCP has the right to acquire 5,754,286 shares upon conversion of the Convertible Notes. Kevin C. Tang, the Managing Director of Tang Capital Management, LLC, the general partner of Tang Capital Partners, LP, is also chairman of our Board of Directors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated January 28, 2016, by and between Heron Therapeutics, Inc. and Kimberly Manhard

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 5, 2016	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated January 28, 2016, by and between Heron Therapeutics, Inc. and Kimberly Manhard

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement