Form 10-Q
period 2016-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2016-08-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2016 was 39,050,628.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I.	FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$61,943	$75,180
Short-term investments	12,700	55,986
Inventory	3,312	—
Prepaid expenses and other current assets	3,175	3,585

Total current assets	81,130	134,751
Property and equipment, net	4,471	3,049
Other assets	130	45

Total assets	$85,731	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,661	$3,300
Accrued clinical liabilities	9,485	5,231
Accrued payroll and employee liabilities	4,674	4,828
Other accrued liabilities	2,512	4,154
Convertible notes payable to related parties, net of discount	2,558	2,222

Total current liabilities	27,890	19,735
Stockholders’ equity:
Common stock	390	361
Additional paid-in capital	546,951	530,617
Accumulated other comprehensive loss	(1)	(40)
Accumulated deficit	(489,499)	(412,828)

Total stockholders’ equity	57,841	118,110

Total liabilities and stockholders’ equity	$85,731	$137,845

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$27,286	$16,175	$43,378	$30,679
General and administrative	4,774	4,082	10,141	7,669
Sales and marketing	11,006	2,757	22,859	5,026

Total operating expenses	43,066	23,014	76,378	43,374

Loss from operations	(43,066)	(23,014)	(76,378)	(43,374)
Interest expense, net	(160)	(93)	(293)	(303)

Net loss	(43,226)	(23,107)	(76,671)	(43,677)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(2)	—	39	—

Comprehensive loss	$(43,228)	$(23,107)	$(76,632)	$(43,677)

Basic and diluted net loss per share	$(1.17)	$(0.74)	$(2.09)	$(1.45)

Shares used in computing basic and diluted net loss per share	37,048	31,035	36,639	30,218

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(76,671)	$(43,677)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	11,186	5,691
Depreciation and amortization	489	323
Amortization of debt discount	336	305
Amortization of premium on short-term investments	196	—
Gain on disposal of property and equipment	—	(118)
Changes in operating assets and liabilities:
Inventory	(3,312)	—
Prepaid expenses and other assets	325	(838)
Accounts payable	5,361	438
Accrued clinical liabilities	4,254	2,531
Accrued payroll and employee-related liabilities	(154)	(447)
Other accrued liabilities	(1,471)	304

Net cash used for operating activities	(59,461)	(35,488)

Investing activities:
Maturities of short-term investments	43,129	—
Purchases of property and equipment	(1,911)	(531)
Proceeds from sale of property and equipment	—	241
Net cash provided by (used for) investing activities	41,218	(290)

Financing activities:
Proceeds from purchases under the Employee Stock Purchase Plan	251	118
Proceeds from stock option exercises	4,755	6,306
Net proceeds from sale of common stock	—	128,205

Net cash provided by financing activities	5,006	134,629

Net (decrease) increase in cash and cash equivalents	(13,237)	98,851
Cash and cash equivalents at beginning of period	75,180	72,675

Cash and cash equivalents at end of period	$61,943	$171,526

See accompanying notes.

HERON THERAPEUTICS, INC.

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

We are developing three pharmaceutical products for patients suffering from cancer or pain. SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”). HTX-019, an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant, is being developed for the prevention of CINV as an adjunct to other antiemetic agents. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain.

Liquidity

As of June 30, 2016, we had approximately $74,643,000 in cash, cash equivalents and short-term investments, or $124.6 million in pro-forma cash, cash equivalents and short-term investments adjusting for the first close of our loan agreement announced on August 2, 2016 for up to $100 million. We have incurred significant operating losses and negative cash flows from operations; our accumulated deficit is $489,499,000.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016.

3.	Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics, B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics, B.V. has no operations and no material assets or liabilities and there have been no significant transactions related to Heron Therapeutics, B.V. since its inception.

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

Pre-Launch Inventories

We capitalize certain inventory costs prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory. We capitalize pre-launch quantities into inventories when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the U.S. Food and Drug Administration (“FDA”) will approve the marketing of the product; and (iii) our process for manufacturing the product is within the specifications that we believe will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process. The manufacture of pre-launch inventories involves the risk that the FDA may not approve such product(s) for marketing on a timely basis or at all, and that each approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory. If any of these risks were to materialize with respect to a given product or if the launch of such product is significantly postponed, we may have to write-off the pre-launch inventories, which could be material. During the first half of 2016, we capitalized approximately $3,312,000 of pre-launch inventory costs associated with SUSTOL.

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

Because we have incurred a net loss for all periods presented in the condensed consolidated statements of comprehensive loss, outstanding stock options, warrants and common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of outstanding stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of June 30,
	2016	2015
Stock options outstanding	8,747	6,985
Warrants outstanding	600	3,649
Common stock underlying convertible notes outstanding	7,301	6,879

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss for the three-month and six-month periods ended June 30, 2016. Our comprehensive loss for the three-month and six-month periods ended June 30, 2015 was comprised solely of our net loss, and there were no changes in equity from non-owner sources.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-09 in the first quarter of 2017. We do not expect the adoption of ASU 2016-09 to have a material impact on our results of operations or financial condition.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at June 30, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)*	Significant Other Observable Inputs (Level 2)*	Significant Unobservable Inputs (Level 3)
Money market funds	$55,330	$55,330	$—	$—
United States corporate debt securities	4,904	—	4,904	—
United States commercial paper	7,796	—	7,796	—

Total	$68,030	$55,330	$12,700	$—

*	There were no significant transfers between level 1 and level 2 investments during the six months ended June 30, 2016.

As of June 30, 2016, short-term investments consisted of approximately $12,700,000 of available-for-sale securities with contractual maturities of one year or less. As of June 30, 2015, we did not hold any investment securities, and our cash equivalents consisted solely of money market funds.

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

We consider the carrying amount of cash and cash equivalents, receivables, pre-launch inventory, prepaid expenses and other current assets, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments.

Unrealized gains and losses associated with our investments, if any, are reported in stockholders’ equity. For the three months ended June 30, 2016, we recorded approximately $2,000 in net unrealized losses associated with our short-term investments. For the six months ended June 30, 2016, we recorded approximately $39,000 in net unrealized gains associated with our short-term investments. There were no unrealized gains or losses for the three and six months ended June 30, 2015.

Realized gains and losses associated with our investments, if any, are reported in the statement of comprehensive loss. There were no realized gains or losses for the three and six months ended June 30, 2016 and 2015.

5.	Convertible Notes to Related Parties

In April 2011, we entered into a securities purchase agreement for a private placement of up to $4.5 million in Convertible Notes with certain investors, including Tang Capital Partners, LP (“TCP”). TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who served as a director at the time and currently serves as the Chairman of our Board of Directors. The terms of the Convertible Notes were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. We received a total of $4.3 million, net of issuance costs, from the issuance of these Convertible Notes.

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

The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of outstanding principal due under the Convertible Notes. There is no right to convert the Convertible Notes to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 9.99% of our outstanding common stock. Each holder of the Convertible Notes can increase or decrease this beneficial ownership conversion limit by written notice to us, which will not be effective until 61 days after delivery of the notice.

As of June 30, 2016, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2016, accrued interest of approximately $171,000 was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of approximately $171,000. For the three months ended June 30, 2016 and 2015, interest expense relating to the stated rate was approximately $88,000 and $83,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $170,000 and $154,000, respectively. For the six months ended June 30, 2016 and 2015, interest expense relating to the stated rate was approximately $174,000 and $164,000, respectively, and interest expense relating to the amortization of the debt discount was approximately $336,000 and $305,000, respectively.

As of June 30, 2016, the carrying value of the Convertible Notes was approximately $2,558,000, which is comprised of the $5,840,000 principal amount of the Convertible Notes outstanding, less debt discount of $3,282,000. If the $5,840,000 principal amount of Convertible Notes is converted, we would issue approximately 7,301,000 shares of our common stock.

6.	Stockholders’ Equity

2015 Common Stock Offering

In June 2015, we sold approximately 5,520,000 shares of our common stock at a public offering price of approximately $24.75 per share. We received total net proceeds of approximately $128,199,000 (net of approximately $8,421,000 in issuance costs) from the sale of the common stock.

Private Placement Warrants

In June 2011, we sold shares of common stock and warrants to purchase common stock in a private placement. A total of 4,000,000 warrants to purchase common stock at an exercise price of $3.60 per share were issued as part of this private placement.

During the six months ended June 30, 2016, warrant holders exercised 2,965,477 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 2,395,700 shares of common stock and no net cash proceeds to us. During the six months ended June 30, 2015, warrant holders exercised 260,480 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 209,607 shares of common stock and no net cash proceeds to us. As of June 30, 2016, all warrants from the June 2011 Private Placement have been exercised.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2016	8,435	$13.64	7.94
Granted	1,080	$20.76
Exercised	(531)	$8.96
Expired and forfeited	(237)	$24.81

Balance at June 30, 2016	8,747	$14.50	7.91

For the six months ended June 30, 2016, 530,840 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $4,755,000. For the six months ended June 30, 2015, 713,381 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of approximately $6,306,000.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$2,329	$919	$4,402	$1,725
General and administrative	1,798	1,470	3,465	2,472
Sales and marketing	1,704	752	3,319	1,494

Stock-based compensation expense included in operating expenses	$5,831	$3,141	$11,186	$5,691

Impact on basic and diluted net loss per share	$0.16	$0.10	$0.31	$0.19

As of June 30, 2016, there was approximately $65,205,000 of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.2 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2016	2015
Risk-free interest rate	1.5%	1.7%
Dividend yield	0.0%	0.0%
Volatility	90.6%	91.0%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2016	2015
Risk-free interest rate	0.4%	0.1%
Dividend yield	0.0%	0.0%
Volatility	85.1%	59.1%
Expected life (months)	6	6

7.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2016.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in our unrecognized tax benefits since December 31, 2015, and, as such, the disclosures included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 continue to be relevant for the six-month period ended June 30, 2016.

8.	Subsequent Events

On August 2, 2016, we entered into an agreement with Tang Capital Partners, LP (“TCP”) whereby TCP will lend us up to $100 million. The loan has a two-year term and bears interest of 8% per annum. The first close of $50 million occurred on August 5, 2016. The second close of an additional $50 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The loan is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the loan were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•	estimates of the outcome of our New Drug Application (“NDA”) resubmission to the U.S. Food and Drug Administration (“FDA”) for SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) and potential regulatory approval for and commercial launch of SUSTOL, including the timing for potential approval and the potential scope of the product label for the approved indication;

•	the possibility that the FDA might not interpret the results of our Phase 3 MAGIC study for SUSTOL for the prevention of delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with highly emetogenic chemotherapy regimens to be sufficient to support as broad a label indication as proposed in the NDA;

•	whether the Phase 2 study results for HTX-011 are indicative of results in future studies related to HTX-011 and whether the Phase 2 data for HTX-011 will be sufficient to allow the commencement of Phase 3 registration studies for HTX-011;

•	the anticipated progress of our current research and development programs for HTX-011, HTX-019 and any other research and development programs we may pursue, including the completion of ongoing clinical trials, initiation of new clinical trials and preclinical testing and the results of clinical and stability studies;

•	the anticipated timing of our filing of the NDA for HTX-019;

•	the potential market opportunities for SUSTOL, HTX-011 and HTX-019;

•	whether safety and efficacy results of our clinical trials and other required tests for approval provide data to warrant potential regulatory approval of SUSTOL or further development of any of our other product candidates;

•	if approved, the possibility that the FDA approval of SUSTOL or other future product candidates might entail post-marketing studies and our ability to meet these requirements within the mandated timelines;

•	if approved, our ability to comply with standard post-marketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL or other future product candidates;

•	if approved, the market conditions during the commercial launch of SUSTOL or other future product candidates;

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL or other future product candidates, including our positioning relative to competing products;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® drug delivery technology (“Biochronomer technology”);

•	our ability to establish key collaborations for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully establish and maintain key vendor relationships necessary to manufacture our products;

•	our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

We are developing three pharmaceutical products for patients suffering from cancer or pain. SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”). HTX-019, an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant, is being developed for the prevention of CINV as an adjunct to other antiemetic agents. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain.

CINV

SUSTOL

SUSTOL, which utilizes our Biochronomer technology, is our long-acting formulation of granisetron for the prevention of CINV. Granisetron, an FDA-approved 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist, was selected due to its broad use by physicians based on a well-established record of safety and efficacy. SUSTOL has been shown to maintain therapeutic drug levels of granisetron for 5 days with a single subcutaneous injection and is being developed for the prevention of both acute and delayed CINV associated with emetogenic chemotherapy (as defined under the 2011 CINV guidelines of the American Society of Clinical Oncology (“ASCO; 2011 ASCO CINV Guidelines”)). While other 5-HT3 receptor antagonists are indicated for the prevention of CINV, we believe SUSTOL is the first agent in the class to demonstrate efficacy in reducing the incidence of delayed CINV in patients receiving HEC (as defined under the 2011 ASCO CINV Guidelines) in a randomized Phase 3 study.

Our New Drug Application (“NDA”) for SUSTOL, which was assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of January 17, 2016 by the FDA, is pending review. In January 2016, we announced that we were notified by the FDA that the FDA would not be taking action by the PDUFA goal date. In April 2016, we announced the FDA had indicated that no substantive deficiencies had been identified with the NDA and labeling discussions had begun.

CINV is one of the most debilitating side effects of chemotherapy, often attributed as a leading cause of premature discontinuation of cancer treatment. Most chemotherapy agents cause some degree of nausea and vomiting. However, the chemotherapy regimens that cause the worst degree of nausea and vomiting are categorized into two groups: moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”) (as defined under the 2011 ASCO CINV Guidelines). Despite advancements in the field, CINV remains a major problem for cancer patients and their caregivers.

In its 2011 guidelines for the prevention of CINV following the administration of MEC or HEC regimens (the 2011 ASCO CINV Guidelines), ASCO recommends the use of 5-HT3 receptor antagonists, often in combination with other agents such as corticosteroids and/or NK1 receptor antagonists to achieve optimal control of CINV symptoms.

Nausea and vomiting that occurs within the first 24 hours following the administration of chemotherapy regimens is considered acute CINV, while nausea and vomiting on days 2-5 following the administration of chemotherapy regimens is considered delayed CINV. A particular unmet medical need exists for patients suffering from CINV during the delayed phase. None of the currently available 5-HT3 receptor antagonists have demonstrated sufficient efficacy to gain approval for the prevention of delayed CINV associated with HEC (as defined under the 2011 ASCO CINV Guidelines).

In 2015, Heron successfully completed a multi-center, placebo-controlled, Phase 3 clinical study of SUSTOL in patients receiving HEC regimens (as defined under the 2011 ASCO CINV Guidelines). This study, known as the MAGIC study, evaluated the efficacy and safety of SUSTOL as part of a three-drug regimen with the intravenous (“IV”) NK1 receptor antagonist fosaprepitant and the corticosteroid dexamethasone. The MAGIC study, which was conducted entirely in the U.S. using the 2011 ASCO CINV Guidelines for classification of emetogenic potential, is the only Phase 3 CINV prophylaxis study in a HEC (as defined under the 2011 ASCO CINV Guidelines) population performed to date to use the currently recommended, standard-of-care, three-drug regimen as a comparator: a 5-HT3 receptor antagonist, fosaprepitant, and dexamethasone. The study’s primary endpoint was achieved. Specifically, the percentage of patients who achieved a Complete Response in the delayed phase was significantly higher in the SUSTOL arm compared with the comparator arm (p=0.014). Adverse events reported in the study were generally mild to moderate in severity and of short duration, with the most common being injection site reactions.

SUSTOL was previously the subject of a pivotal Phase 3 clinical trial completed in 2008 that compared SUSTOL to palonosetron (ALOXI; Eisai Inc. and Helsinn Therapeutics (U.S.), Inc.). The results from this study comprised the foundation for the original SUSTOL NDA. In this study, we enrolled more than 1,300 patients and successfully demonstrated that SUSTOL’s efficacy in preventing CINV was statistically non-inferior to that of palonosetron. The study was designed to demonstrate the safety and efficacy of SUSTOL in the treatment of CINV following the administration of MEC or HEC regimens (as defined under the then-prevailing Hesketh CINV guidelines) and to establish an effective dose for SUSTOL. Four primary efficacy endpoints were selected: non-inferiority to ALOXI for the prevention of acute and delayed CINV following administration of MEC regimens and acute CINV following administration of HEC regimens (as defined under the then-prevailing Hesketh CINV guidelines); and superiority for the prevention of delayed CINV following administration of HEC regimens (as defined under the then-prevailing Hesketh CINV guidelines).

SUSTOL is not currently approved by the FDA or any other regulatory authority.

HTX-019

HTX-019 is our proprietary intravenous formulation of aprepitant, an NK1 receptor antagonist for the prevention of CINV. NK1 receptor antagonists are used in combination with 5-HT3 receptor antagonists. At present, the only injectable NK1 receptor antagonist approved in the U.S., EMEND for Injection (fosaprepitant), contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions, infusion site reactions or other adverse reactions in some patients. HTX-019 is formulated without polysorbate 80, and, in a recently completed bioequivalence study in healthy volunteers, HTX-019 was shown to be well-tolerated, and the pharmacokinetic profile of HTX-019 was comparable to IV fosaprepitant in the study. The FDA has stated that achieving bioequivalence to IV fosaprepitant would be sufficient for regulatory approval of HTX-019 under the 505(b)(2) pathway. We intend to file an NDA for HTX-019 in the fourth quarter of 2016 using the 505(b)(2) development pathway.

Pain Management

HTX-011

HTX-011, which utilizes our Biochronomer technology, is our long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent, HTX-011 was designed to provide extended pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of abuse, addiction and other harmful side effects.

In August 2016, we reported preliminary, positive, top-line efficacy results from two Phase 2 clinical studies of HTX-011 in patients undergoing bunionectomy (Study 208) and inguinal hernia repair (Study 202) and safety data from our ongoing Phase 2 program.

Study 208 – Bunionectomy

Study 208 is a randomized, placebo- and active-controlled, double-blind Phase 2 clinical study in patients undergoing bunionectomy. This study is evaluating the efficacy and safety of two formulations of HTX-011 at 200 mg compared to the standard dose of bupivacaine solution and placebo. Bupivacaine solution is the standard-of-care agent for the management of post-operative pain. In addition, HTX-011 is being evaluated when administered via Mayo Block (nerve block via closed wound injection) or infiltration (open wound injection).

The primary endpoint is the difference as compared to placebo in pain intensity as measured by the Summed Pain Intensity (SPI) score in the first 24 hours post-surgery (SPI 0-24). Key secondary endpoints included comparison to bupivacaine solution, the time to first use of opioid rescue medication, total opioid consumption and difference in pain intensity compared to placebo or bupivacaine solution when administered as a Mayo Block or infiltration. The major findings for our Phase 3 formulation of HTX-011 are as follows:

•	There was a 66% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by infiltration to placebo (p<0.0001). There was a 64% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by infiltration to bupivacaine solution (p<0.0001).

•	There was a 69% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by nerve block to placebo (p<0.0001). There was a 71% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by nerve block to bupivacaine solution (p<0.0001).

•	Significant reductions in pain were maintained through 96 hours post-surgery (SPI 0-96) for all groups: HTX-011 by infiltration versus placebo (p=0.005), HTX-011 by infiltration versus bupivacaine solution (p=0.019), HTX-011 by nerve block versus placebo (p=0.004), and HTX-011 by nerve block versus bupivacaine solution (p=0.007).

•	Mean time to first opioid rescue medication was 716% longer than for placebo (p<0.0001) and 167% longer than for bupivacaine solution (p=0.037).

•	Over the first 24 hours post-surgery, patients receiving HTX-011 consumed 74% less opioids than placebo patients (p<0.0001) and 67% less than bupivacaine solution patients. Over the first 96 hours post-surgery, patients receiving HTX-011 consumed 53% less opioids than placebo patients (p=0.003) and 50% less than bupivacaine solution patients (p=0.008).

Study 202 – Inguinal Hernia Repair

Study 202 is a randomized, placebo-controlled, double-blind Phase 2 clinical study in patients undergoing inguinal hernia repair. The study is evaluating the efficacy and safety of two formulations of HTX-011 at two doses (200 mg and 400 mg), compared to placebo.

In addition, two routes of administration into the wound (injection and instillation) were evaluated. Instillation into the incision site is an easier and potentially safer route of administration as it avoids multiple injections around the wound (as many as 10 or more in large operations) that carry the risk of venous puncture.

The primary endpoint was the difference as compared to placebo in pain intensity as measured by SPI 0-24. Key secondary endpoints included the time to first use of opioid rescue medication and total opioid consumption. The major findings for the 400 mg dose of our Phase 3 formulation of HTX-011 as compared to placebo are as follows:

•	There was a 29% reduction in pain as measured by SPI 0-24 (p=0.008).

•	HTX-011 by instillation (28.4% reduction in SPI 0-24) was equally as effective as HTX-011 by injection (29.2% reduction in SPI 0-24).

•	The pain reduction was long-lasting, with a statistically significant, 25% reduction through 48 hours (SPI 0-48; p=0.038).

•	Mean time to first opioid rescue medication was 110% longer (27.9 hours versus 13.3 hours).

•	Mean total opioid consumption was 36% less through 96 hours post-surgery.

•	The number of patients that did not take any opioid rescue medication at all through 96 hours post-surgery was approximately double (21% versus 11%).

HTX-011 has been generally well tolerated in the ongoing Phase 2 program, which has involved more than 250 administrations of HTX-011. The most frequent treatment-related adverse events reported have been nausea and vomiting, which occurred at similar rates in active and control patients.

In September 2015, we reported positive, top-line results from a randomized, placebo-controlled, double-blind, Phase 2 clinical trial of HTX-011 in patients undergoing bunionectomy (Study 201). The primary and all key secondary endpoints in this study were achieved, and HTX-011 was generally well-tolerated in the study.

HTX-011 is currently being evaluated in Phase 2 clinical trials in preparation for a broad-based and comprehensive Phase 3 development program.

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

Pre-Launch Inventories

Pre-launch inventories consist primarily of our product candidates prior to the date that we anticipate that such products will receive FDA final marketing approval. We will capitalize pre-launch quantities into inventories when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) our process for manufacturing the product is within the specifications that we believe will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SUSTOL-related costs	$1,500	$7,693	$3,461	$15,649
HTX-011-related costs	12,808	2,317	16,072	4,198
HTX-019-related costs	1,473	1,304	2,183	1,802
New product development related costs	3,452	578	4,060	1,063
Personnel and related costs	4,459	2,344	10,851	4,465
Stock-based compensation expense	2,329	919	4,402	1,725
Facility-related costs	677	528	1,161	957
Other	588	492	1,188	820

Total research and development expense	$27,286	$16,175	$43,378	$30,679

For the three months ended June 30, 2016, research and development expense increased to $27.3 million from $16.2 million for the same period in 2015. The increase in research and development expense was primarily due to an increase of $10.5 million in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011, as well as an increase in new product development costs of $2.9 million. In addition, the increase was due to an increase in salaries and related expense of $2.1 million to support our development efforts and an increase in stock-based compensation expense of $1.4 million. These increases were partially offset by a decrease of $6.2 million in SUSTOL-related costs due to the completion of our Phase 3 program in May 2015.

For the six months ended June 30, 2016, research and development expense increased to $43.4 million from $30.7 million for the same period in 2015. The increase in research and development expense was primarily due to an increase of $11.9 million in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011, as well as an increase in new product development of $3.0 million. In addition, the increase was due to an increase in salaries and related expense of $6.4 million to support our development efforts and an increase in stock-based compensation expense of $2.7 million. These increases were partially offset by a decrease of $12.2 million in SUSTOL-related costs due to the completion of our Phase 3 program in May 2015.

General and Administrative Expense

For the three and six months ended June 30, 2016, general and administrative expense increased to $4.8 million and $10.1 million, respectively, from $4.1 million and $7.7 million, respectively, for the same periods in 2015. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense, as well as an increase in salaries and related expense and professional fees to support our increased development and pre-commercialization efforts. For the three and six months ended June 30, 2016, general and administrative expense consisted primarily of salaries and related expenses, stock-based compensation expense, professional fees, facility-related costs and insurance expense.

Sales and Marketing Expense

For the three and six months ended June 30, 2016, sales and marketing expense increased to $11.0 million and $22.9 million, respectively, from $2.8 million and $5.0 million, respectively, for the same periods in 2015. The increase in sales and marketing expense was primarily due to an increase in activities in preparation for the commercial launch of SUSTOL, including the hiring and training of a sales force, as well as an increase in stock-based compensation expense. For the three and six months ended June 30, 2016, sales and marketing expense consisted primarily of salaries and related expenses, stock-based compensation expense, professional fees and pre-commercialization costs.

Other Expense, net

For the three and six months ended June 30, 2016, other expense, net, was $0.2 million and $0.3 million, respectively, which was comparable to $0.1 million and $0.3 million, respectively, for the same periods in 2015. For the three and six months ended June 30, 2016 and 2015, other expense, net, primarily consisted of interest expense and amortization of debt discount related to our outstanding Senior Secured Convertible Notes.

Capital Resources and Liquidity

As of June 30, 2016, Heron had approximately $74.6 million in cash, cash equivalents and short-term investments, or $124.6 million in pro-forma cash, cash equivalents and short-term investments adjusting for the first close of our loan agreement announced on August 2, 2016 for up to $100 million. This compares to $131.2 million in cash, cash equivalents and short-term investments as of December 31, 2015.

Heron’s net cash used for operating activities for the three and six months ended June 30, 2016 was $27.1 million and $59.5 million, respectively, compared to net cash used for operating activities of $15.8 million and $35.5 million, respectively, for the same periods in 2015. Heron’s net loss for the three and six months ended June 30, 2016 was $43.2 million and $76.7 million, or $1.17 per share and $2.09 per share, respectively, compared to a net loss of $23.1 million and $43.7 million, or $0.74 per share and $1.45 per share, respectively, for the same periods in 2015. The increases in net cash used for operating activities and net loss in the 2016 periods as compared to the 2015 periods were primarily due to costs incurred in preparation for the commercial launch of SUSTOL, as well as clinical and manufacturing costs related to our Phase 1 and Phase 2 clinical studies for HTX-011 and costs associated with the development of HTX-019.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

In August 2016, we entered into an agreement with Tang Capital Partners, LP (“TCP”) whereby TCP will lend us up to $100 million. The loan has a two-year term and bears interest of 8% per annum. The first close of $50 million occurred on August 5, 2016. The second close of an additional $50 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The loan is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the loan were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

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

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands), consisting solely of our operating lease obligations. This table excludes amounts already recorded on our balance sheet as current liabilities as of June 30, 2016.

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$3,246	$1,298	$1,003	$945	$—

The holders of the Senior Secured Convertible Notes may require prepayment of such notes at any time at each holder’s option (see Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As of June 30, 2016, $5.8 million aggregate principal amount of the Senior Secured Convertible Notes were outstanding.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2016. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There has been no change in our internal control over financial reporting during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The review of the New Drug Application (“NDA”) for SUSTOL® (granisetron) Injection, extended release (“SUSTOL”) has been subject to numerous delays. Any further delays, changes in expected product label or adverse determinations on this NDA submission could negatively impact our ability to commercialize SUSTOL and harm our long-term prospects.

We resubmitted the NDA for SUSTOL in July 2015, and the U.S. Food and Drug Administration (“FDA”) assigned a Prescription Drug User Fee Act goal date of January 17, 2016. Commencing in January 2016, we were notified by the FDA of delays in the review of the SUSTOL NDA, and, in April 2016, we announced that the FDA had indicated that no substantive deficiencies had been identified with the NDA and that labeling discussions had begun. Even if SUSTOL is approved, any further delays, changes in the expected product label or adverse determinations on this NDA submission could negatively impact our ability to commercialize SUSTOL and may harm our long-term prospects.

We are substantially dependent upon the approval and success of SUSTOL.

The success of our business is dependent upon our ability to develop and commercialize our most advanced product candidate, which we intend to market as SUSTOL, subject to regulatory approval. We have invested a significant portion of our time and financial resources in the development of SUSTOL, which is being developed for the prevention of both acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) associated with moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”) (as defined under the 2011 ASCO CINV Guidelines). In May 2015, we reported positive, top-line results from our Phase 3 MAGIC study, which evaluated the efficacy and safety of SUSTOL for the prevention of delayed CINV associated with HEC regimens (as defined under the 2011 ASCO CINV Guidelines). SUSTOL, when administered as part of a three-drug regimen with the intravenous neurokinin-1 (“NK1”) receptor antagonist fosaprepitant and corticosteroid dexamethasone, demonstrated a statistically significant benefit in the prevention of delayed CINV compared to the currently recommended, standard-of-care, three-drug regimen. Results from the MAGIC study were included in our NDA for SUSTOL.

We first resubmitted our SUSTOL NDA in September 2012. In March 2013, we received a Complete Response Letter (“CRL”). In the CRL, the FDA identified several remaining issues that needed to be addressed prior to approval of our NDA for SUSTOL, including issues relating to: manufacturing of SUSTOL, the administration of SUSTOL and our analysis of efficacy data for SUSTOL under more recent guidelines classifying chemotherapy regimens. We believe we have addressed these issues in our current resubmission, although there can be no assurance that the FDA will agree (see discussion of communication with the FDA in risk factor above). The FDA’s review of our resubmission may not produce positive decisions as to whether:

•	SUSTOL is safe and effective in its proposed use(s) and whether its benefits outweigh the risks;

•	the labeling for SUSTOL can include our desired product indications covering acute and delayed CINV, for use in both MEC and HEC regimens (as defined under the 2011 ASCO CINV Guidelines); and

•	the methods used in manufacturing SUSTOL and the controls used to maintain its quality are adequate to preserve chain of identity, strength, quality and purity.

Our ability to generate revenue in the next few years and our future success, in large part, depends on the approval, scope of the approved product label, requirement for post-approval studies and successful commercialization of SUSTOL. We will not be able to commercialize SUSTOL until we obtain regulatory approval in the U.S. Delays in obtaining regulatory approval for SUSTOL, or the issuance of another CRL by the FDA, would, among other consequences, delay the launch of SUSTOL and impact our ability to raise additional capital, which would have a material adverse effect on our business and financial condition.

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

If SUSTOL receives regulatory approval for commercial sale by the FDA, the revenue that we may receive from the sale of SUSTOL may be less than expected and will depend on many factors that are outside of our control. Factors that may affect revenue from SUSTOL, if approved, include:

•	the scope of our approved product label;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	the cost-effectiveness of our product;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our product;

•	our ability to have SUSTOL manufactured at a commercial production level successfully and on a timely basis;

•	the cost and availability of raw materials;

•	the size of the potential market for our product;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our product or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our product or products of the same or similar class;

•	product liability litigation alleging injuries relating to our product or products of the same or similar class;

•	product labeling or product insert language required by the FDA or regulatory authorities in other countries;

•	our ability to access third parties to manufacture and distribute our product on acceptable terms;

•	regulatory developments related to the manufacture or continued use of our product;

•	any post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our product;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the potential commercialization of our product.

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

Our proprietary Biochronomer® drug delivery technology has not yet been proven through regulatory approval and successful commercial launch of a product utilizing this technology. We may not be able to substantiate the commercial viability of our drug delivery technology for a variety of reasons, including:

•	the failure to receive regulatory approval of a drug utilizing the delivery technology;

•	the inability to show consistent results in the quality or quantity of product manufactured utilizing this delivery technology; and

•	the inability to manufacture drugs using this delivery platform at a cost-effective price.

In the event we are unable to demonstrate commercial success and viability of products utilizing this delivery technology, our prospects for success and growth would be significantly harmed.

Because the results of clinical studies are not necessarily predictive of future results, we can provide no assurances that HTX-011 or any other of our product candidates will have favorable results in future clinical studies or receive regulatory approval.

Positive results from clinical studies should not be relied upon as evidence that later or larger-scale clinical studies will succeed. Even if our product candidates achieve positive results in early-stage clinical studies, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 clinical studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 clinical studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical studies in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011, shown in early patient studies will be replicated or maintained in future studies of longer duration and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any clinical study, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

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

In addition, because we fund the development of our product candidates, we may not be able to continue to fund all such development efforts to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals, or market any approved products. If our drug delivery technologies or product development efforts fail to result in the successful development and commercialization of product candidates, or if new products do not perform as anticipated, such events could materially adversely affect our business, financial condition, cash flows and results of operations.

We rely on third parties to do our preclinical testing and conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our product candidates and our business could be substantially harmed.

We have used contract research organizations (“CROs”) to oversee our clinical trials for SUSTOL, HTX-011 and HTX-019, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for or successfully commercialize them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices and the Animal Welfare Act requirements. We, our CROs, and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP requirements. In addition, all of our clinical trials must be conducted with product produced under cGCP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs and other third parties we may engage to support our development programs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, or may fail to perform at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the preclinical results or clinical data they obtain is compromised due to the failure to adhere to test requirements, our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If our suppliers and contract manufacturers fail to manufacture SUSTOL in a timely manner or fail to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for SUSTOL.

We are dependent on third-party manufacturers for the manufacture of our product candidates as well as on third parties for our supply chain, and if we experience problems with any of these third parties, the approval or manufacturing of SUSTOL or any of our product candidates could be delayed, which could harm our results of operations. To date, we have relied on third parties to manufacture and perform important pre-commercialization manufacturing activities for SUSTOL. As part of the process for obtaining regulatory approval, we must demonstrate that the facilities, equipment and processes used to manufacture SUSTOL are capable of consistently producing a product that meets all applicable quality criteria, and that the SUSTOL manufactured is comparable to the product that was used in our clinical trials. We must also provide the FDA with information regarding the validation of the manufacturing facilities, equipment and processes of our third-party suppliers and manufacturers, and data supporting the stability of SUSTOL. If our third-party suppliers and manufacturers are not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, the approval by regulatory authorities for us to begin marketing a product may be delayed, existing product batches may be compromised, and we may experience delays in the availability of SUSTOL for commercial distribution.

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

To date, SUSTOL has been manufactured primarily in small quantities for clinical trials. If in the future, SUSTOL or any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture our products in larger quantities and be able to show equivalency for the FDA in the manufacture of product at commercial scale as compared to development batch size. The commercial success of our products will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. If SUSTOL receives regulatory approval, we plan to scale-up manufacturing for SUSTOL in order to realize important economies of scale. These scale-up activities take time to implement, require additional capital investment, process development and validation studies and regulatory approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

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

We expect to depend on third-party suppliers and contract manufacturers for manufacturing SUSTOL, as well as any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

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

Further, we, along with our contract manufacturers, are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our products and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in an enforcement action, such as product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

We are currently developing an internal sales organization for the sale, marketing and distribution of SUSTOL, or for any other products we may develop. In order to successfully commercialize SUSTOL or any other product, we must build our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The establishment and development of a sales organization to market SUSTOL and our other product candidates has been and will continue to be expensive and time consuming and could delay product launch, and we cannot be certain that we will be able to successfully develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $489.5 million through June 30, 2016. Even if SUSTOL is approved, we expect to continue to generate substantial losses over at least the next several years as we:

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

As of June 30, 2016, Heron had approximately $74.6 million in cash, cash equivalents and short-term investments, or $124.6 million in pro-forma cash, cash equivalents and short-term investments adjusting for the first close of our loan agreement announced on August 2, 2016 for up to $100 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to SUSTOL; the timing of and costs associated with the commercial launch of SUSTOL, if approved; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	the status of regulatory approval of any pending applications with the FDA, or other regulators, as the case may be, and the costs involved with pursuing regulatory approvals;

•	the number and characteristics of product development programs we pursue and the pace of each program;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates;

•	the cost and timing of establishing sales and marketing capabilities if we commercialize any products independently; and

•	the cost of establishing supply arrangements for clinical and commercial development of our product candidates and any products that we may develop.

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Secured Convertible Notes (“Convertible Notes”) also include restrictions on our use of cash and financial activities and both the Convertible Notes and the Subordinated Secured Promissory Note issued in August 2016 (the “Subordinated Secured Note”) are secured by liens on substantially all of our assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

Provisions contained in our debt instruments limit our ability to incur additional indebtedness.

The Convertible Notes and the Subordinated Secured Note (collectively, the “Secured Notes”) are secured by substantially all of our assets, including our bank and investment accounts, and the terms of the Secured Notes require us to seek approval from the holders of the Secured Notes before taking certain actions, including incurring certain additional indebtedness or modifying the terms of certain existing indebtedness. The Secured Notes also include events of default which include any default of our financial obligations under certain material contracts we may enter into. In addition, potential third-party lenders may be unwilling to subordinate new debt to the Secured Notes. As a result, we may not be able to raise funds through the issuance of debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

We could be exposed to significant product liability claims that could be time-consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our product candidates and products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time.

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

We face intense competition from other companies developing products for the prevention of CINV or post-operative pain.

SUSTOL, if approved, will face significant competition upon commercial launch. In particular, competition may come from: ALOXI® (palonosetron; Eisai Inc. and Helsinn Therapeutics (U.S.), Inc.); AKYNZEO® (palonosetron/netupitant; Eisai Inc. and Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch; Kyowa Kirin, Inc.); and generic forms of granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN). Generic forms of palonosetron are also likely to be available after September 2018. If we are able to successfully develop HTX-019 for the treatment of CINV, we will compete with other NK1 receptor antagonists, such as Merck & Co, Inc.’s EMEND® for Injection (fosaprepitant) and Tesaro, Inc.’s VARUBI™ (rolapitant).

If we are able to successfully develop HTX-011 for the prevention of post-operative pain, we will compete with Marcaine (bupivacaine; Hospira, Inc.) and generic forms of bupivacaine, Naropin (ropivacaine; Fresenius Kabi USA, LLC) and generic forms of ropivacaine, and EXPAREL® (bupivacaine liposome injectable suspension; Pacira Pharmaceuticals, Inc.).

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2016, we had a total of 15 issued U.S. patents and an additional 47 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2017 and March 2026. Currently, SUSTOL is covered by 7 patents issued in the U.S. and by 26 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to November 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued, and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of June 30, 2016, we would be required to issue an aggregate of approximately 7,300,751 shares, representing approximately 16% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on June 20, 2016, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was approximately 5,873,891 shares, or approximately 15%. In addition, as of June 30, 2016, TCP has the right to acquire approximately 5,840,601 shares upon conversion of the Convertible Notes.

Such a substantial concentration of common stock ownership or control could significantly influence corporate actions on various strategic matters, including, for example, receptivity to collaborations and merger or sale overtures to the extent that stockholder approval is required for such transactions. Further, covenants contained in the Secured Notes would require approval from the noteholders for any change of control transaction we might consider. Accordingly, we may only be able to pursue transactions that are supported by these large stockholders. In addition, the conversion of the Convertible Notes, the exercise of these warrants, or the sale by our current stockholders of a substantial number of shares, or the expectation that such exercises or sales may occur, could significantly reduce the market price of our common stock.

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

In August 2016, we entered into an agreement with Tang Capital Partners, LP (“TCP”) whereby TCP will lend us up to $100 million. The loan has a two-year term and bears interest of 8% per annum. The first close of $50 million occurred on August 5, 2016. The second close of an additional $50 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The loan is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the loan were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Fourth Amendment to Lease, effective as of April 11, 2016, by and between Heron Therapeutics, Inc. and Metropolitan Life Insurance Company (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 15, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 8, 2016	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Fourth Amendment to Lease, effective as of April 11, 2016, by and between Heron Therapeutics, Inc. and Metropolitan Life Insurance Company (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 15, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document