Form 10-Q
period 2016-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2016-11-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 27, 2016 was 39,187,594.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I.	FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$45,640	$75,180
Short-term investments	43,279	55,986
Inventory	1,983	—
Prepaid expenses and other current assets	3,072	3,585

Total current assets	93,974	134,751
Property and equipment, net	4,702	3,049
Other assets	130	45

Total assets	$98,806	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,090	$3,300
Accrued clinical liabilities	9,839	5,231
Accrued payroll and employee liabilities	8,641	4,828
Other accrued liabilities	3,624	4,154
Convertible notes payable to related parties, net of discount	2,732	2,222

Total current liabilities	30,926	19,735
Promissory note payable to a related party	50,000	—

Total liabilities	80,926	19,735

Stockholders’ equity:
Common stock	391	361
Additional paid-in capital	555,514	530,617
Accumulated other comprehensive loss	(17)	(40)
Accumulated deficit	(538,008)	(412,828)

Total stockholders’ equity	17,880	118,110

Total liabilities and stockholders’ equity	$98,806	$137,845

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$30,242	$14,241	$73,620	$44,920
General and administrative	5,333	4,127	15,474	11,796
Sales and marketing	12,159	4,123	35,018	9,149

Total operating expenses	47,734	22,491	124,112	65,865

Loss from operations	(47,734)	(22,491)	(124,112)	(65,865)

Other expense, net	(775)	(181)	(1,068)	(484)

Net loss	(48,509)	(22,672)	(125,180)	(66,349)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(16)	—	23	—

Comprehensive loss	$(48,525)	$(22,672)	$(125,157)	$(66,349)

Basic and diluted net loss per share	$(1.24)	$(0.63)	$(3.34)	$(2.07)

Shares used in computing basic and diluted net loss per share	39,113	35,773	37,470	32,090

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(125,180)	$(66,349)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	18,697	8,512
Depreciation and amortization	793	498
Amortization of debt discount	510	463
Amortization of premium on short-term investments	219	—
Gain on disposal of property and equipment	—	(118)
Changes in operating assets and liabilities:
Inventory	(1,983)	—
Prepaid expenses and other assets	428	(993)
Accounts payable	2,790	186
Accrued clinical liabilities	4,608	1,356
Accrued payroll and employee-related liabilities	3,813	658
Other accrued liabilities	(271)	411

Net cash used for operating activities	(95,576)	(55,376)

Investing activities:
Purchases of short-term investments	(43,318)	—
Maturities of short-term investments	55,829	—
Purchases of property and equipment	(2,446)	(783)
Proceeds from sale of property and equipment	—	241

Net cash provided by (used for) investing activities	10,065	(542)

Financing activities:
Proceeds from purchases under the Employee Stock Purchase Plan	251	118
Proceeds from stock option exercises	5,720	7,915
Proceeds from issuance of promissory note payable	50,000	—
Net proceeds from sale of common stock	—	128,199

Net cash provided by financing activities	55,971	136,232

Net (decrease) increase in cash and cash equivalents	(29,540)	80,314
Cash and cash equivalents at beginning of period	75,180	72,675

Cash and cash equivalents at end of period	$45,640	$152,989

Supplemental disclosure of cash flow information:
Interest paid	622	—

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

On August 9, 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”) was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy or anthracycline and cyclophosphamide combination chemotherapy regimens. We commenced commercial sales of SUSTOL in October 2016.

We are developing two pharmaceutical products for patients suffering from cancer or pain. HTX-019, an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, is being developed for the prevention of chemotherapy-induced nausea and vomiting as an adjunct to other antiemetic agents. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain.

Liquidity

As of September 30, 2016, we had approximately $88.9 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations; our accumulated deficit was $538.0 million.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016.

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

Short-term investments consist of securities with maturities from purchase date of greater than three months. We have classified our short-term investments as available-for-sale securities in the accompanying unaudited condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income (loss) and realized gains and losses included in interest income. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our bank and investment accounts have been placed under control agreements in accordance with our Senior Secured Convertible Notes (the “Convertible Notes”) and Subordinated Secured Promissory Note (the “Promissory Note”).

Inventory

As of September 30, 2016, we capitalized $2.0 million of pre-launch inventory costs associated with SUSTOL, as a result of the FDA’s approval of SUSTOL in August 2016. As of September 30, 2016, inventory primarily consisted of raw materials.

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product sales.

In addition, we capitalize pre-launch costs into inventory when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) our process for manufacturing the product is within the specifications that we believe will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, warrants and common stock underlying Convertible Notes are considered to be common stock equivalents and are included in the calculation of diluted EPS only when their effect is dilutive.

Because we have incurred a net loss for all periods presented in the condensed consolidated statements of comprehensive loss, stock options, warrants and shares of common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of September 30,
	2016	2015

Stock options outstanding	8,517	6,960
Warrants outstanding	600	3,565
Shares of common stock underlying Convertible Notes outstanding	7,410	6,982

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss for the three and nine months ended September 30, 2016. Our comprehensive loss for the three and nine months ended September 30, 2015 was comprised solely of our net loss, and there were no changes in equity from non-owner sources.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-02 in the first quarter of 2019 and we are currently evaluating the impact on our results of operations and financial condition.

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurements are unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. We plan to adopt the provisions of ASU 2015-11 in 2017. We do not expect the adoption of ASU 2015-11 to have a material impact on our results of operations or financial condition.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The provisions of ASU 2014-09 allows for either a full retrospective or a modified retrospective adoption approach. We plan to adopt the provisions of ASU 2014-09 in the first quarter of 2017. We do not expect the adoption of ASU 2014-09 to have a material impact on our results of operations or financial condition.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at September 30, 2016 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)*	Significant Other Observable Inputs (Level 2)*	Significant Unobservable Inputs (Level 3)
Money market funds	$38,265	$38,265	$—	$—
United States corporate debt securities	17,086	—	17,086	—
Foreign corporate debt securities	14,127	—	14,127	—
United States commercial paper	11,612	—	11,612	—
Foreign commercial paper	5,982	—	5,982	—

Total	$87,072	$38,265	$48,807	$—

*	There were no significant transfers between level 1 and level 2 investments during the nine months ended September 30, 2016.

As of September 30, 2016, cash equivalents included $5.5 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $43.3 million of available-for-sale securities with contractual maturities of one year or less. As of September 30, 2015, we did not hold any investment securities, and our cash equivalents consisted solely of money market funds.

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

We consider the carrying amount of cash and cash equivalents, receivables, pre-launch inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). For the three months ended September 30, 2016, we recorded $16,000 in net unrealized losses associated with our short-term investments. For the nine months ended September 30, 2016, we recorded $23,000 in net unrealized gains associated with our short-term investments. There were no unrealized gains or losses for the three and nine months ended September 30, 2015.

Realized gains and losses associated with our investments, if any, are reported in the statement of comprehensive loss. There were no realized gains or losses for the three and nine months ended September 30, 2016 and 2015.

5.	Realignment of Goals and Objectives and New Development Focus

Following the approval of SUSTOL and consistent with our transition into a commercial company, we realigned our goals and objectives and refocused our development efforts to the area of post-operative pain management. On October 18, 2016, we entered into a lease agreement for new office and laboratory space in San Diego, California (See Footnote 9), which will become our corporate headquarters in 2017. On September 30, 2016, the board of directors accepted the resignations of three executive officers, and these executive officers and other employees directly affected by the realignment and refocusing will be provided with one-time severance payments upon termination, continued benefits for a specified period of time and outplacement assistance.

We expect to incur total expenses of $6.5 million, $3.9 million of which is primarily for severance, and $2.6 million of which is accelerated non-cash stock option expense. For the three and nine months ended September 30, 2016, expenses of $4.7 million were included in research and development expense, $0.4 million in general and administrative expense and $0.1 million in sales and marketing expense. As of September 30, 2016, no payments have been made and $3.1 million of charges were included in accrued payroll and employee liabilities. The remaining $1.3 million of anticipated expenses relate to employees who are being retained until the first quarter of 2017 and are being recognized on a straight-line basis over the retention period. The Company expects to make the final payment resulting from the realignment of our goals and objectives and new development focus in April 2017.

The expenses we expect to incur are subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material expenses not currently contemplated due to events that may be associated with, or result from, the realignment of our goals and objectives and new development focus. We have accounted for these expenses in accordance with ASC No. 420, Exit or Disposal Cost Obligations.

6.	Secured Notes to Related Party

Convertible Notes

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

As of September 30, 2016, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

In 2011, we filed a registration statement with the SEC to register for resale 3.5 million shares underlying the Convertible Notes. The registration statement was declared effective on July 29, 2011. The Convertible Note holders have agreed to waive their right to require us to maintain the effectiveness of the registration statement and to register the additional shares underlying the Convertible Notes until they provide notice otherwise.

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the nine months ended September 30, 2016, accrued interest of $0.3 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.3 million. For the three months ended September 30, 2016 and 2015, interest expense relating to the stated rate was $0.1 million and $0.1 million, respectively, and interest expense relating to the amortization of the debt discount was $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, interest expense relating to the stated rate was $0.3 million and $0.2 million, respectively, and interest expense relating to the amortization of the debt discount was $0.5 million and $0.5 million, respectively.

As of September 30, 2016, the carrying value of the Convertible Notes was $2.7 million, which is comprised of the $5.9 million principal amount of the Convertible Notes outstanding, less debt discount of $3.2 million. If the $5.9 million principal amount of Convertible Notes is converted, we would issue 7.4 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Promissory Note with TCP whereby TCP will lend us up to $100 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For both the three and nine months ended September 30, 2016, interest expense was $0.6 million. As of September 30, 2016, the outstanding principal amount of the Promissory Note was $50.0 million.

7.	Stockholders’ Equity

2015 Common Stock Offering

In June 2015, we sold 5.5 million shares of our common stock at a public offering price of $24.75 per share. We received total net proceeds of $128.2 million (net of $8.4 million in issuance costs) from the sale of the common stock.

Private Placement Warrants

In June 2011, we sold shares of common stock and warrants to purchase common stock in a private placement. A total of 4,000,000 warrants to purchase common stock at an exercise price of $3.60 per share were issued as part of this private placement. During the nine months ended September 30, 2016, warrant holders exercised 2,965,477 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 2,395,700 shares of common stock and no net cash proceeds to us. During the nine months ended September 30, 2015, warrant holders exercised 343,813 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 285,713 shares of common stock and no net cash proceeds to us. As of September 30, 2016, all warrants from the June 2011 Private Placement have been exercised.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2016	8,435	$13.64	7.94
Granted	1,279	$20.42
Exercised	(653)	$8.76
Expired and forfeited	(544)	$23.33

Balance at September 30, 2016	8,517	$14.42	6.86

For the nine months ended September 30, 2016, 652,749 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of $5.7 million. For the nine months ended September 30, 2015, 882,579 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of $7.9 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development	$3,946	$927	$8,347	$2,652
General and administrative	1,763	1,068	5,229	3,540
Sales and marketing	1,802	826	5,121	2,320

Stock-based compensation expense included in operating expenses	$7,511	$2,821	$18,697	$8,512

Impact on basic and diluted net loss per share	$0.19	$0.08	$0.50	$0.27

As of September 30, 2016, there was $55.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.4 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2016	2015
Risk-free interest rate	1.5%	1.7%
Dividend yield	0.0%	0.0%
Volatility	90.6%	90.7%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended September 30, 2016 and 2015.

8.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2016.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. There have been no material changes in our unrecognized tax benefits since December 31, 2015, and, as such, the disclosures included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 continue to be relevant for the nine-month period ended September 30, 2016.

9.	Subsequent Events

On October 18, 2016, we entered into a lease (the “Lease”) with AP3-SD1 Campus Point LLC (the “Landlord”) pursuant to which we will lease office and laboratory space in the building located at 4242 Campus Point Court, San Diego, California for a period of seven years and four and one-half months, beginning on or about December 1, 2016. Pursuant to the Lease, we have agreed to pay a basic annual rent that rises incrementally over the term of the lease from $1.3 million for the first 12 months of the Lease to a prorated portion of $1.6 million for the last four and one-half months of the Lease, and such other amounts as set forth in the Lease. We also paid to the Landlord a security deposit of $0.1 million. The Lease provides us with an option to renew the Lease for an additional five year term. Pursuant to the Lease, the Landlord has granted us a one-time right of first refusal during the term of the Lease with respect to certain additional office and laboratory space in the same building. The Lease contains customary default provisions, representations, warranties and covenants.

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

Factors that might cause these differences include the following:

•	our ability to successfully market, commercialize and achieve market acceptance for SUSTOL® (granisetron) extended-release injection (“SUSTOL”) or other future product candidates;

•	whether the Phase 2 study results for HTX-011 are indicative of results in future studies related to HTX-011 and whether the Phase 2 data for HTX-011 will be sufficient to allow the commencement of Phase 3 registration studies for HTX-011;

•	the anticipated progress of our current research and development programs for HTX-011, HTX-019 and any other research and development programs we may pursue, including the completion of ongoing clinical trials, initiation of new clinical trials and preclinical testing and the results of clinical and stability studies;

•	the anticipated timing of our filing of the New Drug Application (“NDA”) for HTX-019;

•	the potential market opportunities for SUSTOL, HTX-011 and HTX-019;

•	whether safety and efficacy results of our clinical trials and other required tests for approval provide data to warrant further development of any of our product candidates;

•	our ability to meet the SUSTOL post-marketing study requirements within the U.S. Food and Drug Administration’s (“FDA”) mandated timelines and the possibility that other future product candidates might entail post-marketing studies;

•	our ability to comply with standard post-marketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety surveillance and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL or other future product candidates;

•	the market conditions during the commercial launch of SUSTOL or other future product candidates;

•	our ability to successfully develop and achieve regulatory approval for future product candidates utilizing our proprietary Biochronomer® polymer-based drug delivery technology (“Biochronomer technology”);

•	our ability to establish key collaborations for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully establish and maintain key vendor relationships necessary to manufacture our products;

•	our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including our ability to successfully comply with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (“MEC”) or anthracycline and cyclophosphamide (“AC”) combination chemotherapy regimens. We commenced commercial sales of SUSTOL in October 2016.

We are developing two pharmaceutical products for patients suffering from cancer or pain. HTX-019, an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant, is being developed for the prevention of chemotherapy-induced nausea and vomiting (“CINV”) as an adjunct to other antiemetic agents. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain.

CINV Product Portfolio

SUSTOL

SUSTOL is our first commercial product. SUSTOL was approved by the FDA on August 9, 2016, and we commenced commercial sales in October 2016.

SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes our Biochronomer technology to maintain therapeutic levels of granisetron for >5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical trials that evaluated SUSTOL’s efficacy and safety in more than 2,000 patients with cancer. SUSTOL’s efficacy in preventing nausea and vomiting was evaluated in both the acute phase (day 1 following chemotherapy) and the delayed phase (days 2-5 following chemotherapy).

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and AC-based combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC-based regimens are among the most commonly prescribed highly emetogenic chemotherapy regimens as defined by both the National Comprehensive Cancer Network (“NCCN”) and the American Society of Clinical Oncology (“ASCO”).

HTX-019

HTX-019 is our proprietary intravenous (“IV”) formulation of aprepitant, an NK1 receptor antagonist for the prevention of CINV. NK1 receptor antagonists are used in combination with 5-HT3 receptor antagonists. At present, the only injectable NK1 receptor antagonist approved in the U.S., EMEND for Injection (fosaprepitant), contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions, infusion site reactions or other adverse reactions in some patients. HTX-019 is formulated without polysorbate 80, and, in a recently completed bioequivalence study in healthy volunteers, HTX-019 was shown to be well-tolerated, and the pharmacokinetic profile of HTX-019 was comparable to IV fosaprepitant in the study. The FDA has stated that achieving bioequivalence to IV fosaprepitant would be sufficient for regulatory approval of HTX-019 under the 505(b)(2) pathway. We intend to file an NDA for HTX-019 using the 505(b)(2) development pathway.

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer technology, is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 is the subject of a broad-based Phase 2 development program designed to target the many patients undergoing a wide range of surgeries who experience significant post-operative pain.

In the third quarter of 2016, we reported positive efficacy and safety results from studies in our Phase 2 clinical development program for HTX-011.

Inguinal Hernia Repair – Study 202

In September 2016, we reported interim efficacy and safety results from Study 202, a randomized, placebo-controlled, double-blind Phase 2 clinical study in patients undergoing inguinal hernia repair. The study evaluated the efficacy and safety of three formulations of HTX-011 and two routes of administration into the wound (injection and instillation). Instillation into the incision site is an easier and potentially safer route of administration as it avoids multiple injections around the wound (as many as 100 or more in large operations) that carry the risk of venous puncture.

The primary endpoint was the difference as compared to placebo in pain intensity as measured by the Summed Pain Intensity (SPI) score in the first 24 hours post-surgery (SPI 0-24). Important secondary endpoints included SPI for the first 48 hours post-surgery, total opioid consumption, and the percent of patients opioid-free through 96 hours post-surgery. The major findings reported in September 2016 described Part B of the study (202B), which compared our planned Phase 3 formulation of HTX-011 (HTX-011B) at 200 mg (n=30) and 400 mg (n=31) to saline placebo (n=31). The findings for the 400 mg dose of HTX-011B as compared to placebo were as follows:

•	There was a 29.5% reduction in pain as measured by SPI 0-24 (p=0.0035).

•	Instillation (29.9% reduction in SPI 0-24) was equally as effective as injection (29.1% reduction in SPI 0-24).

•	The pain reduction was long-lasting, with a statistically significant, 25.2% reduction through 48 hours (SPI 0-48; p=0.0250).

•	Mean total opioid consumption decreased by 22.4% through 96 hours post-surgery.

•	The number of patients who were opioid-free through 96 hours post-surgery was substantially higher (24.1% versus 6.5%).

The frequency of treatment-related adverse events reported in Study 202B was 38.7% in the HTX-011B 200 mg group, 33.3% in the HTX-011B 400 mg group and 51.6% in the placebo group. The most frequent treatment-related adverse events reported were nausea, headache and constipation.

Bunionectomy – Study 208

In August 2016, we reported preliminary positive, top-line efficacy results from the initial portion of Study 208, a randomized, placebo- and active-controlled, double-blind Phase 2 clinical study in patients undergoing bunionectomy. This study is evaluating the efficacy and safety of two formulations of HTX-011 at 200 mg compared to the standard dose of bupivacaine solution and placebo. Bupivacaine solution is the standard-of-care agent for the management of post-operative pain. In addition, HTX-011 is being evaluated when administered via Mayo Block (nerve block via closed wound injection) or infiltration (open wound injection).

The primary endpoint was the difference as compared to placebo in pain intensity as measured by SPI 0-24. Important secondary endpoints included comparison to bupivacaine solution, the time to first use of opioid rescue medication, total opioid consumption and difference in pain intensity compared to placebo or bupivacaine solution when administered as a Mayo Block or infiltration. The major findings for our Phase 3 formulation of HTX-011 were as follows:

•	There was a 66% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by infiltration to placebo (p<0.0001). There was a 64% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by infiltration to bupivacaine solution (p<0.0001).

•	There was a 69% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by nerve block to placebo (p<0.0001). There was a 71% reduction in pain as measured by SPI 0-24 when comparing HTX-011 administered by nerve block to bupivacaine solution (p<0.0001).

•	Significant reductions in pain were maintained through 96 hours post-surgery (SPI 0-96) for all groups: HTX-011 by infiltration versus placebo (p=0.005), HTX-011 by infiltration versus bupivacaine solution (p=0.019), HTX-011 by nerve block versus placebo (p=0.004), and HTX-011 by nerve block versus bupivacaine solution (p=0.007).

•	Mean time to first opioid rescue medication was 716% longer than for placebo (p<0.0001) and 167% longer than for bupivacaine solution (p=0.037).

•	Over the first 24 hours post-surgery, patients receiving HTX-011 consumed 74% less opioids than placebo patients (p<0.0001) and 67% less than bupivacaine solution patients (p<0.0001). Over the first 96 hours post-surgery, patients receiving HTX-011 consumed 53% less opioids than placebo patients (p=0.003) and 50% less than bupivacaine solution patients (p=0.008).

In September 2015, we reported positive, top-line results from a randomized, placebo-controlled, double-blind, Phase 2 clinical trial of HTX-011 in patients undergoing bunionectomy (Study 201). The primary and all secondary endpoints in this study were achieved.

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

Biochronomer Technology

Our proprietary Biochronomer technology can deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period from days to weeks with a single subcutaneous injection. Our Biochronomer technology consists of bioerodible polymers that have been the subject of comprehensive animal and human toxicology studies that support the safety of the polymer. When injected into subcutaneous tissue, the polymers undergo controlled hydrolysis, resulting in a controlled, sustained release of the pharmacological agent encapsulated within the Biochronomer-based composition. Furthermore, more than one pharmacological agent can be incorporated into our Biochronomer technology such that multimodal therapy can be delivered with a single injection.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to clinical trial accruals, income taxes, stock-based compensation and pre-launch inventory. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product sales.

We capitalize pre-launch quantities into inventory when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) our process for manufacturing the product is within the specifications that we believe will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process.

Recent Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

SUSTOL-related costs	$4,127	$4,708	$7,588	$20,358
HTX-011-related costs	10,183	3,843	26,255	8,041
HTX-019-related costs	2,939	721	5,123	2,523
New product development related costs	901	388	4,960	1,451
Personnel and related costs	6,827	2,518	17,678	6,984
Stock-based compensation expense	3,946	927	8,347	2,652
Facility-related costs	658	499	1,820	1,455
Other	661	637	1,849	1,456

Total research and development expense	$30,242	$14,241	$73,620	$44,920

For the three months ended September 30, 2016, research and development expense increased to $30.2 million from $14.2 million for the same period in 2015. The increase in research and development expense was primarily due to an increase in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011 of $6.3 million, an increase in personnel and related costs of $4.3 million, an increase in stock-based compensation expense of $3.0 million, and an increase in HTX-019 development costs of $2.2 million. The increase in stock-based compensation expense and personnel and related costs were primarily due to the realignment of our objectives and new development focus following the approval of SUSTOL.

For the nine months ended September 30, 2016, research and development expense increased to $73.6 million from $44.9 million for the same period in 2015. The increase in research and development expense was primarily due to an increase in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011 of $18.2 million, an increase in personnel and related costs of $10.7 million, an increase in stock-based compensation of $5.7 million, an increase in new product development of $3.5 million, and an increase in HTX-019 development costs of $2.6 million. The increase in personnel and related costs was primarily due to an $8.1 million increase in salaries and related expense to support our development efforts. In addition, the increase was due to costs incurred in connection with the realignment of our objectives and new development focus following the approval of SUSTOL. These increases were partially offset by a decrease of $12.8 million in SUSTOL-related costs due to the completion of our Phase 3 program in 2015.

General and Administrative Expense

For the three and nine months ended September 30, 2016, general and administrative expense increased to $5.3 million and $15.5 million, respectively, from $4.1 million and $11.8 million, respectively, for the same periods in 2015. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense and an increase in salaries and related expense and professional fees to support our increased development and pre-commercialization efforts. For the three and nine months ended September 30, 2016, general and administrative expense consisted primarily of salaries and related expenses, stock-based compensation expense, professional fees, facility-related costs and insurance expense.

Sales and Marketing Expense

For the three and nine months ended September 30, 2016, sales and marketing expense increased to $12.2 million and $35.0 million, respectively, from $4.1 million and $9.1 million, respectively, for the same periods in 2015. The increase in sales and marketing expense was primarily due to an increase in activities in preparation for the commercial launch of SUSTOL, including the hiring and training of a sales force, as well as an increase in stock-based compensation expense. For the three and nine months ended September 30, 2016, sales and marketing expense consisted primarily of salaries and related expenses, stock-based compensation expense, professional fees and pre-commercialization costs. We expect sales and marketing expense to increase in 2017 to support the ongoing commercialization of SUSTOL.

Other Expense, net

For the three and nine months ended September 30, 2016, other expense, net, was $0.8 million and $1.1 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the same periods in 2015. The increase in other expense, net was primarily due to interest expense incurred in 2016 related to our Subordinated Secured Promissory Note (the “Promissory Note”). For the three and nine months ended September 30, 2016, other expense, net, primarily consisted of interest expense related to the Promissory Note, as well as interest expense and amortization of debt discount related to the Senior Secured Convertible Notes (the “Convertible Notes”).

Capital Resources and Liquidity

As of September 30, 2016, Heron had $88.9 million in cash, cash equivalents and short-term investments, compared to $131.2 million in cash, cash equivalents and short-term investments as of December 31, 2015.

Heron’s net cash used for operating activities for the three and nine months ended September 30, 2016 was $36.1 million and $95.6 million, respectively, compared to net cash used for operating activities of $19.9 million and $55.4 million, respectively, for the same periods in 2015. Heron’s net loss for the three and nine months ended September 30, 2016 was $48.5 million and $125.2 million, or $1.24 per share and $3.34 per share, respectively, compared to a net loss of $22.7 million and $66.3 million, or $0.63 per share and $2.07 per share, respectively, for the same periods in 2015. The increases in net cash used for operating activities and net loss in the 2016 periods as compared to the 2015 periods were primarily due to costs incurred in preparation for the commercial launch of SUSTOL, as well as clinical and manufacturing costs related to our Phase 2 clinical studies for HTX-011 and costs associated with the development of HTX-019.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP will lend us up to $100 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

In June 2015, we completed a public offering of common stock as a result of which we received $128.2 million in proceeds, net of issuance costs.

Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; the costs associated with the commercial launch of SUSTOL; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

We may not be able to raise sufficient additional capital when we need it on favorable terms, or at all. The sale of additional equity in the future may be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts related to any of our product candidates will be successful, that required regulatory approvals will be obtained, or that any products, including SUSTOL, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by our failure to achieve significant business objectives, covenants applicable to the Convertible Notes and the Promissory Note, and numerous other factors.

Contractual Obligations

The holders of the Convertible Notes may require prepayment of such notes at any time at each holder’s option (see Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As of September 30, 2016, $5.9 million aggregate principal amount of the Convertible Notes and $50.0 million under the Promissory Note were outstanding.

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

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, four of these employees will receive a one-time severance payment upon termination, as well as other benefits as required by the executive employment or management agreements. We expect to fulfill our obligation under these agreements in the first quarter of 2018. See footnote 5 to our condensed consolidated financial statements for further details on our realignment of goals and objectives and new development focus following the approval of SUSTOL.

On October 18, 2016, we entered into a lease (the “Lease”) with AP3-SD1 Campus Point LLC (the “Landlord”) pursuant to which we will lease office and laboratory space in the building located at 4242 Campus Point Court, San Diego, California for a period of seven years and four and one-half months, beginning on or about December 1, 2016. Pursuant to the Lease, we have agreed to pay a basic annual rent that rises incrementally over the term of the lease from $1.3 million for the first 12 months of the Lease to a prorated portion of $1.6 million for the last four and one-half months of the Lease, and such other amounts as set forth in the Lease. We also paid to the Landlord a security deposit of $0.1 million.

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2016. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There has been no change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are substantially dependent upon the success of SUSTOL® (granisetron) Injection, extended release (“SUSTOL”), and if SUSTOL does not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent upon our ability to commercialize our recently approved product, SUSTOL. Although members of our management team have prior experience launching new drugs, SUSTOL is the first product that the Company has launched. Accordingly, we will need to continue to build and maintain a successful commercial organization to support the commercialization of SUSTOL. This is a difficult and costly exercise, and we may not achieve the level of success we anticipate.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of SUSTOL may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•	the scope of our approved product label;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

•	our ability to raise patient and physician awareness of CINV associated with anthracycline and cyclophosphamide chemotherapy combination chemotherapy regimens or moderately emetogenic chemotherapy and encourage physicians to look for incidence of CINV among patients;

•	the cost-effectiveness of our product;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our product;

•	the size of the potential market for our product;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our product or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our product or similar classes of drugs;

•	product liability litigation alleging injuries relating to the product or similar classes of drugs;

•	our ability to maintain and defend our patents for SUSTOL;

•	our ability to have SUSTOL manufactured at a commercial production level successfully and on a timely basis;

•	the availability of raw materials;

•	our ability to access third parties to manufacture and distribute our product on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our product;

•	any post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our product;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the potential commercialization of our product.

Our business will be adversely affected if, due to these or other factors, our commercialization of SUSTOL does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize SUSTOL, our business and results of operations will suffer.

If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market SUSTOL or any other products we may develop, we may be unable to generate product revenue.

We have established an internal sales organization for the sale, marketing and distribution of SUSTOL. In order to successfully commercialize SUSTOL or any other product, we must continue to build our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market SUSTOL, or any other product we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

If we cannot establish satisfactory pricing of SUSTOL or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales will be severely hindered.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make SUSTOL or any other product we may develop commercially viable. Our ability to commercialize SUSTOL or any other product we may develop successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the 2010 Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL or any other product we may develop, if approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we cannot arrange for adequate third party reimbursement for our products, our future revenue will suffer.

Sales of SUSTOL or any other product we may develop will depend in substantial part on the availability of adequate reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Adoption of SUSTOL or any other product we may develop by the medical community may be limited if third-party payers will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, SUSTOL or any other product we may develop may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for SUSTOL or any other product we may develop and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers to SUSTOL or any other product we may develop. If SUSTOL or any other products we develop do not receive adequate reimbursement, our revenue could be severely limited.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of SUSTOL, or any other products that are approved for marketing. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. We will be required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which may have a material adverse effect on our business, financial condition and results of operations.

Because the results of clinical studies are not necessarily predictive of future results, we can provide no assurances that HTX-011, HTX-019 or any other of our product candidates will have favorable results in future clinical studies or receive regulatory approval.

Positive results from clinical studies should not be relied upon as evidence that later or larger-scale clinical studies will succeed. Even if our product candidates achieve positive results in early-stage clinical studies, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 clinical studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 clinical studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical studies in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011 and HTX-019, shown in early patient studies will be replicated or maintained in future studies of longer duration and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any clinical study, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

Our long-term viability and growth will depend upon the successful development of products through our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early-stage clinical trials does not ensure that later-stage or larger-scale clinical trials will be successful. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors, including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials and compliance with extensive current good clinical practices (“cGCP”).

In addition, because we fund the development of our product candidates, we may not be able to continue to fund all such development efforts to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals, or market any approved products. If our drug delivery technologies or product development efforts fail to result in the successful development and commercialization of product candidates, or if our new products do not perform as anticipated, such events could materially adversely affect our business, financial condition, cash flows and results of operations.

We rely on third parties to conduct our preclinical testing and conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our product candidates and our business could be substantially harmed.

We have used contract research organizations (“CROs”) to oversee our clinical trials for SUSTOL, HTX-011 and HTX-019, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices and the Animal Welfare Act requirements. We, our CROs, and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP. In addition, all of our clinical trials must be conducted with product produced under cGCP. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

If our suppliers and contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize SUSTOL or any other products we may develop, our costs will increase and our product sales may be severely hindered.

If in the future any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture our products in larger quantities and be able to show equivalency to the FDA in the manufacture of our products at commercial scale as compared to development batch size. The commercial success of our products will be dependent upon the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled-up manufacturing for SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of any product, including SUSTOL. Our ability to successfully commercialize SUSTOL, as well as any other products or product candidates that we may develop will depend in part on our ability to arrange for other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization, if approved. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into a single-source, long-term commercial manufacturing agreement for the manufacture of SUSTOL and have a long-term agreement for the manufacture of our Biochronomer technology, we may not be able to successfully negotiate long-term agreements with any additional third parties and thereby reduce or remove our dependence on a single supplier. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with cGMPs before we can obtain approval to manufacture our products and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

Some of the critical materials and components used in manufacturing SUSTOL, HTX-011, HTX-019 and our other product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

We face intense competition from other companies developing products for the prevention of CINV or post-operative pain.

SUSTOL faces significant competition. In particular, competition may come from: ALOXI® (palonosetron; Eisai Inc. and Helsinn Therapeutics (U.S.), Inc.); AKYNZEO® (palonosetron/netupitant; Eisai Inc. and Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch; Kyowa Kirin, Inc.); and generic forms of granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN). Generic forms of palonosetron are also likely to be available after September 2018. If we are able to successfully develop HTX-019 for the treatment of CINV, we will compete with other NK1 receptor antagonists, such as Merck & Co, Inc.’s EMEND® for Injection (fosaprepitant) and Tesaro, Inc.’s VARUBI™ (rolapitant).

If we are able to successfully develop HTX-011 for the prevention of post-operative pain, we will compete with Marcaine (bupivacaine; Hospira, Inc.) and generic forms of bupivacaine, Naropin (ropivacaine; Fresenius Kabi USA, LLC) and generic forms of ropivacaine and EXPAREL® (bupivacaine liposome injectable suspension; Pacira Pharmaceuticals, Inc.).

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

Pricing for therapeutics can be extremely competitive, and strict formulary guidelines enforced by payors may create significant challenges in the acceptance and profitability of branded products. The market for generic products can be very lucrative, and it is dominated by companies that may have much larger distribution capabilities than we may have in the future. It can be very difficult to predict the timing of the launch of generic products given the commonality of litigation with manufacturers over anticipated patent expiration. Our inability to accurately foresee and plan for generic product launches that may compete with our products may significantly impact our potential revenues from such products. Upon the expiration or loss of patent protection for a branded product, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of a drug that may compete with one of our products, we could quickly lose a significant portion of our sales of that product. The inability for a branded product we may sell to successfully compete against generic products could negatively impact sales of our product, reduce our ability to grow our business and significantly harm our business prospects.

If we are unable to recruit and retain skilled employees, we may not be able to achieve our objectives.

We depend on a small number of key management and personnel. Retaining our current employees and recruiting qualified personnel to perform future research and development and commercialization work will be critical to our success. Competition is always present for highly skilled and experienced personnel, and an inability to recruit or retain sufficient skilled personnel could result in delays in our business growth and development and adversely impact our research and development or commercial activities. If we lose key members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Our business strategy may include acquisitions of other businesses, products or product licenses. We may not be able to successfully manage such activities.

We may engage in strategic transactions that could cause us to incur contingent liabilities, commitments or significant expense. In the course of pursuing strategic opportunities, we may evaluate potential acquisitions or investments in strategic technologies, products or businesses. Future acquisitions or investments could subject us to a number of risks, including, but not limited to:

•	our inability to appropriately evaluate and take into consideration the potential uncertainties associated with the other party to such a transaction, including, but not limited to, the prospects of that party and their existing products or product candidates and regulatory approvals;

•	difficulties associated with realizing the perceived potential for commercial success with respect to any acquired technology, product or business;

•	our ability to effectively integrate any new technology, product and/or business including personnel, intellectual property or business relationships into our Company;

•	our inability to generate revenues from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs and/or assumption of liabilities; and

•	the distraction of our management from our existing product development programs and initiatives in pursuing an acquisition.

In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions that may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. Any strategic transaction we may pursue may not result in the benefits we initially anticipate, may result in costs that end up outweighing the benefits and may adversely impact our financial condition and be detrimental to our future business prospects.

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

If we do enter into such arrangements, we could be dependent upon the subsequent success of these other parties in performing their respective responsibilities and the cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to researching our product candidates pursuant to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $538.0 million through September 30, 2016. We expect to continue to generate substantial losses over at least the next several years as we:

•	continue to develop our sales and marketing organization and commercialize SUSTOL;

•	expand product development activities with respect to our product candidates;

•	conduct preclinical development and clinical trials for our product candidates;

•	pursue regulatory approvals for any current or future product candidates; and

•	engage in commercialization efforts for any future approved product candidates.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the number of product candidates we pursue;

•	the progress of our research and development programs for our product candidates, including clinical trials;

•	the time and expense required to pursue FDA and/or non-U.S. regulatory approvals for our product candidates, whether such approvals are obtained and the scope of any approved product label;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products, including our current work commercializing SUSTOL. We will incur substantial expenses in our efforts to develop and commercialize our products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

As of September 30, 2016, Heron had $88.9 million in cash, cash equivalents and short-term investments. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the scope, rate of progress, results and costs of preclinical testing and clinical trials; the degree of commercial success of SUSTOL; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop and general market conditions.

We may not be able to raise additional capital when needed or desired, or we may need to raise additional capital on unfavorable terms, which could result in dilution to existing stockholders.

We may not be able to raise sufficient additional capital when needed on favorable terms, or at all. If we are unable to obtain adequate funds, we may be required to curtail significantly or cease our operations.

The timing and degree of any future capital requirements will depend on many factors, including:

•	the status of regulatory approval of any pending applications with the FDA, or other regulators, as the case may be, and the costs involved with pursuing regulatory approvals;

•	the number and characteristics of product development programs we pursue and the pace of each program;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates;

•	the cost and timing of establishing or enlarging sales and marketing capabilities; and

•	the cost of establishing supply arrangements for clinical and commercial development of our product candidates and any products that we may develop.

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock. Additionally, a second close of $50.0 million of our Subordinated Secured Promissory Note (the “Promissory Note”) during its term, which would provide additional capital to us if received, is subject to the achievement of a corporate milestone. There can be no assurance that we will achieve the corporate milestone required as a condition to the second close of the Promissory Note when needed, or at all.

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Secured Convertible Notes (“Convertible Notes”) also include restrictions on our use of cash and financial activities and both the Convertible Notes and the Promissory Note are secured by liens on substantially all of our assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

Provisions contained in our debt instruments limit our ability to incur additional indebtedness.

The Convertible Notes and the Promissory Note (collectively, the “Secured Notes”) are secured by substantially all of our assets, including our bank and investment accounts, and the terms of the Secured Notes require us to seek approval from the holders of the Secured Notes before taking certain actions, including incurring certain additional indebtedness or modifying the terms of certain existing indebtedness. The Secured Notes also contain provisions that trigger events of default upon any default of our financial obligations under certain material contracts we may enter into. In addition, potential third-party lenders may be unwilling to subordinate new debt to the Secured Notes. As a result, we may not be able to raise funds through the issuance of debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we have incurred significant expenses in developing SUSTOL and it may not result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we, or our potential partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying the FDA’s, and other regulatory agencies’, requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

•	insufficient funds to conduct clinical trials;

•	the inability to find partners, if necessary, for support, including research, development, manufacturing or clinical needs;

•	the failure of tests or studies necessary to submit an NDA, such as clinical studies, bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies;

•	the failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•	any delay in completion of clinical trials, resulting in increased costs; and

•	the inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

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

Before we can receive regulatory approval for the commercial sale of our potential products, the FDA and comparable authorities in non-U.S. jurisdictions require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Significant delays in preclinical and clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. Our ability to complete clinical trials in a timely manner could be impacted by, among other factors:

•	delay or failure in reaching agreement with the FDA or comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board (“IRB”) approval or the approval of other reviewing entities, including comparable foreign entities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in obtaining clinical materials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure of subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards or comparable foreign entities, or results from earlier stage or concurrent preclinical and clinical studies that might require modification to the protocol;

•	decisions by the FDA, the IRB, comparable foreign regulatory entities, or recommendations by a data safety monitoring board or comparable foreign regulatory entity to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profiles or unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	manufacturing issues, including problems with manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials; and

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the ability to obtain and maintain patient consents, whether enrolled subjects drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we investigate. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their activities, we have limited influence over CROs’ actual performance.

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development efforts and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of HTX-011, HTX-019 or any of our other product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow our product candidates’ development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may not obtain regulatory approval for our product candidates in development. Regulatory approval may also be delayed or revoked or may impose limitations on the indicated uses of a proposed product. If we are unable to obtain regulatory approval for our product candidates in development, our business will be substantially harmed.

The process for obtaining regulatory approval of a new drug is time consuming, is subject to unanticipated delays and costs and requires the commitment of substantial resources. Any product that we or our potential future collaborative partners develop must receive all necessary regulatory agency approvals or clearances before it may be marketed in the U.S. or other countries. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the U.S. and similar health authorities in foreign countries. We may not receive necessary regulatory approvals or clearances to market our product candidates currently in development in the U.S. or in other jurisdictions, as a result of changes in regulatory policies prior to approval or other events. Additionally, data obtained from preclinical and clinical activities, or from stability or bioequivalence studies, are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

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

Failure to obtain regulatory approval in international jurisdictions would prevent SUSTOL or any other products we may develop from being marketed abroad.

In the event we pursue the right to market and sell SUSTOL or any other products we may develop in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Even if our product candidates in development receive regulatory approval, they may still face future development and regulatory difficulties. If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs, and our business would be seriously harmed.

Even if we obtain regulatory approval for our product candidates in development, they remain subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping, and reporting of safety and other post-market information. Following initial regulatory approval for drugs we develop, including SUSTOL or any other products we may develop, we remain subject to continuing regulatory review, including review of adverse drug experiences and clinical results that may be reported after drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will also be subject to ongoing FDA requirements for submission of safety and other post-market information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Additionally, such regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use or other inappropriate sales and marketing activities. Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, and the Department of Health and Human Services’ Office of Inspector General. Violations of applicable advertising and promotion laws and regulations, including promotion of products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the FDA. We are also required to submit information on our open and completed clinical trials to public registries and databases; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business. We are also required to comply with the requirements to submit to governmental authorities information on payments to physicians and certain other third parties; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

The commercial use of our products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our business.

We cannot predict whether any commercial use of our product candidates, once approved, will produce undesirable or unintended side effects that have not been evident in clinical trials conducted for such product candidates to date. Additionally, incidents of product misuse may occur. These events, including the reporting of adverse safety events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny and requirements for additional labeling), all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our products, once approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

The pharmaceutical industry is subject to significant regulation and oversight pursuant to anti-kickback laws, false claims statutes, and anti-corruption laws, which may result in significant additional expense and limit our ability to commercialize our products. In addition, any failure to comply with these regulations could result in substantial fines or penalties.

We are subject to health care fraud and abuse regulations that are enforced by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product with marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products with marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

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

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened many of these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Finally, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA requires pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions require manufacturers that participate in federal health care programs to begin collecting such information after a six-month period following commercial launch of a product; however state law equivalents may require compliance beginning at commercial launch.

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

Changes in laws affecting the healthcare industry could also adversely affect our revenues and profitability, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions related to patent protection and enforcement, healthcare availability, and product pricing and marketing. Changes in FDA regulations and regulations issued by other regulatory agencies inside and outside of the U.S., including new or different approval requirements, timelines and processes, may also delay or prevent the approval of product candidates, require additional safety monitoring, labeling changes, restrictions on product distribution or other measures that could increase our costs of doing business and adversely affect the market for our products. The enactment in the U.S. of healthcare reform, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

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

We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs.

We are prohibited from promoting SUSTOL or any other products we may develop for “off-label” uses that are not described in its labeling and that differ from the uses approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. The FDA and other regulatory agencies do not regulate a physician’s choice of treatments. However, they do restrict pharmaceutical companies and their sales representatives’ dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted products for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchanges concerning their products.

The FDA or other regulatory authorities may conclude that we have violated applicable laws, rules or regulations, and we may therefore be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. Such enforcement actions could cause us reputational harm and divert the attention of our management from our business operations. Likewise, our distribution and contracting partners and those providing vender support services may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of SUSTOL or any other products we may develop, which may adversely impact sales of SUSTOL or any other products we may develop or trigger indemnification obligations. These consequences, could, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

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

We are subject to certain data privacy and security requirements, which are very complex and difficult to comply with at times. Any failure to ensure adherence to these requirements could subject us to fines, penalties and damage our reputation.

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who may prescribe products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of September 30, 2016, we had a total of 14 issued U.S. patents and an additional 47 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2017 and March 2026. Currently, SUSTOL is covered by 7 patents issued in the U.S. and by 26 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of September 30, 2016, we would be required to issue an aggregate of 7,410,263 shares, representing 16% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on June 20, 2016, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 5,873,891 shares, or 15%. In addition, as of September 30, 2016, TCP has the right to acquire 5,928,210 shares upon conversion of the Convertible Notes.

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

We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The disclosure set forth in Note 5 to the Condensed Consolidated Financial Statements contained in Part I, Item I is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Security Agreement, dated as of August 5, 2016, by and among Heron Therapeutics, Inc., Tang Capital Partners, LP and TC Management Services, LLC

10.2+	Subordinated Secured Promissory Note, dated August 5, 2016, by and between Heron Therapeutics, Inc. and Tang Capital Partners, LP and TC Management Services, LLC

10.3	Lease Agreement, dated October 18, 2016, by and between Heron Therapeutics, Inc. and AP3-SD1 Campus Point LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date:	November 8, 2016	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Brian G. Drazba
Brian G. Drazba
Vice President, Finance and Chief Financial Officer
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Security Agreement, dated as of August 5, 2016, by and among Heron Therapeutics, Inc., Tang Capital Partners, LP and TC Management Services, LLC

10.2+	Subordinated Secured Promissory Note, dated August 5, 2016, by and between Heron Therapeutics, Inc. and Tang Capital Partners, LP and TC Management Services, LLC

10.3	Lease Agreement, dated October 18, 2016, by and between Heron Therapeutics, Inc. and AP3-SD1 Campus Point LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.