Form 10-K/A
period 2015-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2016-12-23
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2875566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4242 CAMPUS POINT COURT, SUITE 200, SAN DIEGO, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 251-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2016 Annual Stockholders’ Meeting to be held on or about June 21, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

EXPLANATORY NOTE

Heron Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016, solely to refile Exhibit 10.36 to the Form 10-K in response to communications with the SEC’s Staff regarding a request for confidential treatment made by the Company with respect to portions of this exhibit and to make related changes to the exhibit index of the Form 10-K. Certain information that previously was redacted within Exhibit 10.36 as filed with the Form 10-K has been disclosed in Exhibit 10.36 as refiled with this Amendment.

This Amendment is an exhibits-only filing solely for the purpose of filing a revised version of Exhibit 10.36 and updating the exhibit index of the Form 10-K. This Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

Exhibit	Document Description

3.1	Certificate of Incorporation, as amended through July 29, 2009 (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1, filed on August 4, 2009)

3.2	Bylaws (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 22, 2016)

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.4	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)

4.1	Common Stock Certificate (Incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)

4.2	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on October 22, 2009)

4.3	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)

10.1*	1997 Employee Stock Purchase Plan, as amended to date (Incorporated by reference to our Definitive Proxy on Schedule 14A, as Exhibit B, filed on April 28, 2015)

10.2	Lease Agreement between Registrant and Metropolitan Life Insurance Company for lease of Registrant’s offices in Redwood City dates as of November 17, 1997 (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as Exhibit 10-E, filed on March 30, 1998)

10.3*	2002 Equity Incentive Plan dated June 13, 2002 (Incorporated by reference to our Registration on Form S-8 (Registration No. 333-90428), as Exhibit 99.1, filed on June 13, 2002)

10.4*	Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy on Schedule 14A, as Exhibit A, filed on April 28, 2015)

10.5*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)

10.6*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)

10.7*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-O, filed on March 31, 2008)

10.8*	Form of Indemnification Agreement (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S, filed on March 31, 2008)

10.9	Securities Purchase Agreement, dated as of October 19, 2009, by and among the Registrant and the purchasers listed therein (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on October 22, 2009)

10.10	Registration Rights Agreement, dated as of October 22, 2009, by and among the Registrant and the purchasers listed therein (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on October 22, 2009)

10.11	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 28, 2011)

10.12	Form of Senior Secured Convertible Note due 2021 (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on April 28, 2011)

10.13	Securities Agreement, dates as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on April 28, 2011)

10.14	Second Amendment to Lease, effective as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.4, filed on April 28, 2011)

10.15*	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and Michael A. Adam (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.6, filed on April 28, 2011)

10.16	Securities Purchase Agreement, dated June 29, 2011, by and between the Company and the purchasers listed on Schedule I thereto (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on June 30, 2011)

10.17	Amendment to Senior Secured Convertible Note Due 2021, dated June 29, 2011, by and between the Company and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, by and among the Company and the purchasers listed therein (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on June 30, 2011)

10.18	Third Amendment to Lease, effective as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 3, 2011)

10.19	Securities Purchase Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on July 25, 2012)

10.20	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 25, 2012)

10.21*	Management Retention Agreement as of December 3, 2012, by and between the Company and Mark S. Gelder, M.D. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 10-AH, filed on March 1, 2013)

10.22*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry D. Quart, Pharm.D. (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI, filed on May 10, 2013)

10.23*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Robert H. Rosen (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AJ filed on May 10, 2013)

10.24	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL, filed on August 8, 2013)

10.25*	Amendment to Management Retention Agreement, dated as of April 25, 2011, as amended May 29, 2013 (as amended, the Retention Agreement) (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AM, filed on August 8, 2013)

10.26*	Offer Letter dated November 10, 2012 between the Company and Mark S. Gelder, M.D. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AE, filed on March 7, 2014)

10.27*	Offer Letter dated October 16, 2013 between the Company and Brian G. Drazba (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AF, filed on March 7, 2014)

10.28*	Management Retention Agreement as of October 23, 2013, by and between the Company and Brian G. Drazba (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AG, filed on March 7, 2014)

10.29*	Executive Employment Agreement, dated November 1, 2013, by and between the Company and Paul Marshall (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AH, filed on March 7, 2014)

10.30*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Dr. Barry Quart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.1, filed on May 8, 2015)

10.31*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Robert Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.2, filed on May 8, 2015)

10.32*	Amendment to Management Retention Agreement, dated October 23, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Brian G. Drazba (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.3, filed on May 8, 2015)

10.33*	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between Heron Therapeutics, Inc. and Paul Marshall (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.4, filed on May 8, 2015)

10.34+	SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement – Finished Final Drug Product, dated May 27, 2015, by and between Heron Therapeutics, Inc. and Lifecore Biomedical, LLC) (Incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.35*	Executive Employment Agreement, dated October 12, 2015, by and between Heron Therapeutics, Inc. and Neil Clendeninn (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as Exhibit 10.2, filed on November 6, 2015)

10.36+	Commercial Supply Agreement, dated December 8, 2015, by and between Heron Therapeutics, Inc. and SAFC, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm (OUM & Co. LLP)

24.1	Power of Attorney (included in signature page on our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 19, 2016)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.
**	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016
+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

Date: December 23, 2016	BY:	/s/ BARRY D. QUART
Barry D. Quart, Pharm.D.
Chief Executive Officer