Form 10-K
period 2016-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2017-02-23
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2875566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4242 CAMPUS POINT COURT, SUITE 200 SAN DIEGO, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 251-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [  x ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 totaled $597,117,000 based on the closing price of $18.05 as reported by The NASDAQ Capital Market. As of February 3, 2017, there were 53,574,534 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2017 Annual Stockholders’ Meeting to be held on or about June 13, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•  our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and for future product candidates, including our positioning relative to competing products;

•  estimates of the outcomes of our New Drug Application (“NDA”) submission to the U.S. Food and Drug Administration (“FDA”) for CINVANTI™ (HTX-019) (“CINVANTI”) and potential regulatory approval for and commercial launch of CINVANTI;

•  any limitations or unfavorable warning or cautionary language that the FDA may ultimately impose on the label for CINVANTI;

•  the potential market opportunities for SUSTOL, CINVANTI and HTX-011;

•  whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

•  our ability to meet the post-marketing study requirements within the FDA’s mandated timelines and to obtain favorable results and comply with standard post-marketing requirements, including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL or any of our product candidates;

•  our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® sustained-release drug delivery technology (“Biochronomer technology”);

•  our ability to establish key collaborations and vendor relationships for our products and any other future product candidates;

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Annual Report on Form 10-K, and, except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934 (the “Exchange Act”). You should carefully review all information therein.

PART I

In this Annual Report on Form 10-K, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. Heron Therapeutics®, the Heron logo, SUSTOL®, CINVANTI™ and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS.

Overview

Heron is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class medicines that address major unmet medical needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer and pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. We developed SUSTOL for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (“MEC”) or anthracycline and cyclophosphamide (“AC”) combination chemotherapy regimens. We commenced commercial sales of SUSTOL in October 2016.

We have two investigational pharmaceutical products for patients suffering from cancer or post-operative pain. CINVANTI, an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant, has been developed for the prevention of CINV as an adjunct to other antiemetic agents. We submitted an NDA with the FDA for CINVANTI on January 11, 2017 using the 505(b)(2) regulatory pathway. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain. HTX-011 is the subject of a broad-based Phase 2 development program designed to target the many patients undergoing a wide range of surgeries who experience significant post-operative pain.

CINV Product Portfolio

SUSTOL

SUSTOL is our first commercial product. SUSTOL was approved by the FDA on August 9, 2016, and we commenced commercial sales in the U.S. in October 2016.

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes our Biochronomer technology to maintain therapeutic levels of granisetron for ≥5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical trials that evaluated efficacy and safety in more than 2,000 patients with cancer. The efficacy of SUSTOL in preventing nausea and vomiting was evaluated in both the acute phase (day 1 following chemotherapy) and the delayed phase (days 2-5 following chemotherapy).

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and AC combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC regimens are among the most commonly prescribed highly emetogenic chemotherapy regimens as defined by both the National Comprehensive Cancer Network and the American Society of Clinical Oncology.

CINVANTI (HTX-019)

We submitted an NDA with the FDA for CINVANTI on January 11, 2017 using the 505(b)(2) regulatory pathway.

CINVANTI is a proprietary, intravenous formulation of aprepitant, an NK1 receptor antagonist for the prevention of CINV. NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. Currently, the only injectable NK1 receptor antagonist approved in the U.S., EMEND® for Injection (fosaprepitant), contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions, infusion site reactions or other adverse reactions in some patients. Our formulation for CINVANTI does not contain a surfactant and may have a lower incidence of certain types of adverse reactions than reported with the other commercially available injectable NK1 receptor antagonist.

Our NDA submission includes data demonstrating the bioequivalence of CINVANTI to EMEND for Injection, supporting its efficacy for the prevention of both acute and delayed CINV with both MEC and highly emetogenic chemotherapy (“HEC”). Results also showed CINVANTI was better tolerated than EMEND for Injection, with significantly fewer adverse events reported with CINVANTI.

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer technology, is a long-acting formulation of the local anesthetic bupivacaine in a fixed-ratio combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 is the subject of a broad-based Phase 2 development program designed to target the many patients undergoing a wide range of surgeries who experience significant post-operative pain. Following a planned End of Phase 2 meeting with the FDA, we anticipate initiating Phase 3 studies in 2017 and filing an NDA in 2018.

In the third quarter of 2016 and the first quarter of 2017, we reported positive efficacy and safety results from studies in our Phase 2 clinical development program for HTX-011. HTX-011 has been generally well tolerated in the ongoing Phase 2 program, which has involved more than 600 administrations of HTX-011. The most frequent treatment-related adverse events reported have been nausea and vomiting, which occurred at similar rates in active and control patients.

Inguinal Hernia Repair — Study 202

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

The primary endpoint was the difference as compared to placebo in pain intensity as measured by the Summed Pain Intensity (SPI) score in the first 24 hours post-surgery (SPI 0-24). Important secondary endpoints included SPI for the first 48 hours post-surgery (SPI 0-48), total opioid consumption, and the percent of patients opioid-free through 96 hours post-surgery. The major findings reported in September 2016 described Part B of the study (202B), which compared our planned Phase 3 formulation of HTX-011 (HTX-011B) at 200 mg (n=30) and 400 mg (n=31) to saline placebo (n=31). The findings for the 400 mg dose of HTX-011B as compared to placebo were as follows:

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

Bunionectomy — Study 201 and Study 208

In September 2015, we reported positive, top-line results from Study 201, a randomized, placebo-controlled, double-blind, Phase 2 clinical trial of HTX-011 in patients undergoing bunionectomy. The primary and all key secondary endpoints in this study were achieved.

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

In January 2017, we reported additional data from Study 208 that establishes, for the first time, the synergy between the local anesthetic bupivacaine and the anti-inflammatory meloxicam in HTX-011. Utilizing our Biochronomer technology, HTX-011 has demonstrated a statistically significant benefit over each individual component alone, providing evidence for the synergistic activity of bupivacaine and meloxicam in the HTX-011 formulation. Further data from Study 208 demonstrates that a 60 mg dose of HTX-011 produced a statistically significant reduction in both pain and opioid use compared to a 50 mg dose of bupivacaine solution, further supporting the synergy observed with the two components of HTX-011.

Abdominoplasty — Study 203

In January 2017, we reported positive, topline results from Study 203, a randomized, placebo-controlled, dose-finding, Phase 2 clinical study evaluating the efficacy and safety of locally administered HTX-011 for post-operative anesthesia following abdominoplasty surgery. HTX-011 demonstrated statistically significant reductions in both pain intensity and the use of opioid rescue medications through 96 hours following surgery.

The SPI score through 96 hours post-surgery (SPI 0-96) was significantly reduced with HTX-011 and produced a statistically significant 36.6% reduction in pain through 96 hours following surgery, as measured by SPI 0-96 (p=0.0104). Pain was consistently reduced through 96 hours with statistically significant reductions observed between 24 to 48 hours (p=0.007), 48 to 72 hours (p=0.038), and 72 to 96 hours (p=0.016) after a single administration of HTX-011.

Additionally, HTX-011 produced significant reductions (p=0.011) in the use of opioid rescue medication through 96 hours following abdominoplasty, as compared to placebo. To date, HTX-011 continues to be generally well-tolerated in Phase 2.

Biochronomer Technology

Our proprietary Biochronomer technology is designed to deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period from days to weeks with a single subcutaneous injection. Our Biochronomer technology consists of bioerodible polymers that have been the subject of comprehensive animal and human toxicology studies that have shown evidence of the safety of the polymer. When injected into subcutaneous tissue, the polymers undergo controlled hydrolysis, resulting in a controlled, sustained release of the pharmacological agent encapsulated within the Biochronomer-based composition. Furthermore, our Biochronomer technology is designed to permit more than one pharmacological agent to be incorporated, such that multimodal therapy can be delivered with a single injection.

Sales and Marketing

Our U.S.-based sales and marketing team consists of 50 employees. The sales and marketing infrastructure includes a targeted, oncology sales force to establish relationships with a focused group of oncologists and oncology nurses. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support. Additionally, the sales and marketing teams manage relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, and government accounts.

Customers

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that subsequently resell SUSTOL to healthcare providers, the end users of SUSTOL.

Sales to ASD Specialty Healthcare, Inc., Cardinal Health, Inc. and McKesson Specialty Care Distribution Corporation each accounted for 10% or more of our net revenues for the year ended December 31, 2016. The loss of any of these Customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

We have engaged a third-party service provider to act as our exclusive distributor for commercial shipment and distribution of our products to our Customers in the U.S. In addition to distribution services, other related services, including product storage, returns, customer support, and administrative support are provided.

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

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: ALOXI® (palonosetron, marketed by Eisai, Inc. in conjunction with Helsinn Healthcare S.A.); AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN) and granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL). Generic palonosetron is also likely to be available after September 2018. Currently, ALOXI is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. No 5-HT3 receptor antagonist is approved for the prevention of delayed CINV associated with HEC regimens. According to Transparency Market Research, sales of therapeutics for the prevention of CINV approximated $620 million in 2013, and sales of such therapeutics are expected to reach $1 billion in 2020.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. If CINVANTI is approved by the FDA, it will face significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® for Injection (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by Tesaro, Inc.) and potentially other products that include an NK1 receptor antagonist that reach the market. According to FactSet Research Systems, Inc., in 2015, Merck & Co.’s EMEND and EMEND for Injection generated U.S. sales of $535 million.

If we are able to successfully develop HTX-011 for the prevention of post-operative pain, we will compete with MARCAINE (bupivacaine; marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine; marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension; marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for the prevention of post-operative pain that reach the market. According to Decision Resources Group, LLC, the addressable market for HTX-011 consisted of 23 million procedures annually in the U.S. in 2012 and is expected to increase to 29 million in 2021.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of SUSTOL or any of our product candidates. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our product candidates and for all of our commercial needs. We currently have long-term commercial supply agreements with certain third-party manufacturers. Our manufacturing and processing agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to SUSTOL and our drug candidates.

Some of the critical materials and components used in manufacturing SUSTOL, CINVANTI and HTX-011 are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development of products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner that is different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

Intellectual Property

Our success will depend in large part on our ability to:

•  obtain and maintain international and domestic patents and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2016, we had a total of 14 issued U.S. patents and an additional 48 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2017 and March 2026. Currently, SUSTOL is covered by 7 patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business.

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

Government Regulation

Pharmaceutical Regulation

Pharmaceutical products that we market in the U.S. are subject to extensive government regulation. Likewise, if we seek to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation.

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

The FDA monitors the progress of trials conducted in the U.S. under an IND and may, at its discretion, re-evaluate, alter, suspend or terminate testing based on the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. The FDA may also place a hold on one or more clinical trials conducted under an IND for a drug if it deems warranted. Furthermore, even after regulatory approval of an NDA is obtained, under certain circumstances, such as later discovery of previously unknown problems, the FDA can withdraw approval or subject the drug to additional restrictions.

Preclinical Testing

Preclinical studies include laboratory evaluation of the product and animal studies to assess the potential safety and effectiveness of the product. Most of these studies must be performed according to Good Laboratory Practices, a system of management controls for laboratories and research organizations to ensure the consistency and reliability of results.

An IND is the request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes information regarding the preclinical studies, the investigational product’s chemistry and manufacturing, supporting data and literature and the investigational plan and protocol(s). Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. An IND must become effective before human clinical trials begin. We have filed INDs in the U.S. and Clinical Trial Applications (“CTAs”) in the European Union (the “EU”), and we may file additional INDs and CTAs in the future. We cannot assure that submission of any additional INDs or CTAs for any of our product candidates will result in authorization to commence clinical trials.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the safety or effectiveness of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request or require additional Phase 4 clinical trials after a product is approved. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers.

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

Clinical Trial Conduct and Product Approval Regulation in Non-U.S. Jurisdictions

In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Our clinical trials conducted in the EU must be done under an Investigational Medicinal Product Dossier, and the oversight of an ethics committee. If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our product candidates will result in similar foreign approvals or vice versa. The process for clinical trials in the EU is similar, and trials are heavily scrutinized by the designated ethics committee.

Section 505(b)(2) Applications

Some of our product candidates may be eligible for submission of applications for approval under the FDA’s Section 505(b)(2) approval process, which provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and allows approval of NDAs that rely, at least in part, on studies that were not conducted by or for the applicant and to which the applicant has not obtained a right of reference. Such studies can be provided by published literature, or the FDA can rely on previous findings of safety and efficacy for a previously approved drug. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug. In such cases, the additional information in 505(b)(2) applications necessary to support the change from the previously approved drug is frequently provided by new studies submitted by the applicant. Because a Section 505(b)(2) application relies in part on previous studies or previous FDA findings of safety and effectiveness, preparing 505(b)(2) applications is generally less costly and time-consuming than preparing an NDA based entirely on new data and information from a full set of clinical trials. The FDA may approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The law governing Section 505(b)(2) or FDA’s current policies may change in such a way as to adversely affect our applications for approval that seek to utilize the Section 505(b)(2) approach. Such changes could result in additional costs associated with additional studies or clinical trials and delays.

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

Third-Party Payor Coverage and Reimbursement

Commercial success of SUSTOL and any of our other product candidates that are approved or commercialized for any indication will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures, from time to time, propose and adopt initiatives aimed at cost containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

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

Anti-Kickback, Fraud and Abuse and False Claims Regulation

We are subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of SUSTOL and any other product candidates for which we obtain marketing approval. Arrangements with third-party payors and customers may expose us to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.

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

Federal and State Sunshine Laws

We must comply with federal “sunshine” laws, now known as Open Payments that require transparency regarding financial arrangements with health care providers. This would include the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “payment or transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information can result in civil monetary penalties. A number of states have laws that require the implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities.

Foreign Corrupt Practices Act

We are subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission (“SEC”). A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe SUSTOL or who may prescribe other products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Employees

As of February 3, 2017, we had 139 full-time employees; 70 are involved in research and development activities, 50 are involved in sales and marketing activities, and 19 are involved in administration, human resources, finance, legal and information technology. We believe that we are able to attract skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are covered by a collective bargaining agreement and management considers relations with our employees to be good.

Company Information

We were founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc. (“AMCO”). AMCO changed its name to Advanced Polymer Systems, Inc. (“APS”) in 1984 and was reincorporated in the state of Delaware in 1987. APS changed its name to A.P. Pharma, Inc. (“APP”) in May 2001. In January 2014, APP changed its name to Heron Therapeutics, Inc.

We have executive offices located at 4242 Campus Point Court, Suite 200, San Diego, CA 92121. Our telephone number is (858) 251-4400. Our website address is www.herontx.com. We make our periodic and current reports available on our web-

site, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K. We file our annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings with the SEC are also available to the public on the SEC’s website at http://www.sec.gov. Additional information regarding us, including our audited financial statements and descriptions of our business, is contained in the documents incorporated by reference in this Annual Report on Form 10-K. Our common stock is traded on The NASDAQ Capital Market under the symbol HRTX.

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

Risks Related to Our Business

We are substantially dependent upon the success of SUSTOL, and, if SUSTOL does not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

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

•  our ability to raise patient and physician awareness of CINV associated with AC combination chemotherapy regimens or MEC and encourage physicians to look for incidence of CINV among patients;

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

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market SUSTOL or any other products we may develop, our product sales may be hindered.

We have established an internal sales organization for the sale, marketing and distribution of SUSTOL. In order to successfully commercialize any other product we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market SUSTOL, or any other product we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

If we cannot establish satisfactory pricing of SUSTOL or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be hindered and our future revenue may suffer.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the 2010 Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL or any other product we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of SUSTOL, or any other products that are approved for marketing. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which may have a material adverse effect on our business, financial condition and results of operations.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that HTX-011 or any other of our product candidates will have favorable results in future studies or trials or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied upon as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 clinical trials before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical trials achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 clinical trials. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011, shown in early patient studies will be replicated or maintained in future studies of longer duration and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

We have used contract research organizations (“CROs”) to oversee our clinical trials for SUSTOL, CINVANTI, and HTX-011, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

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

SUSTOL, CINVANTI, HTX-011 or any of our other product candidates may be in competition with other products for access to the facilities of third parties. Consequently, SUSTOL, CINVANTI, HTX-011 or any of our other product candidates may be subject to manufacturing delays if our contractors give other companies’ products greater priority than our products. For this and other reasons, our third-party contract manufacturers may not be able to manufacture SUSTOL, CINVANTI, HTX-011 or any of our other product candidates in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Certain of the components used in the manufacture of SUSTOL, CINVANTI, HTX-011 and our other product candidates are sourced from a single vendor.

Some of the critical materials and components used in manufacturing SUSTOL, CINVANTI, HTX-011 and our other product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

We face intense competition from other companies developing products for the prevention of CINV or post-operative pain.

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: ALOXI® (palonosetron, marketed by Eisai, Inc. in conjunction with Helsinn Healthcare S.A.); AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN) and granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL). Generic palonosetron is also likely to be available after September 2018. Currently, ALOXI is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. No 5-HT3 receptor antagonist is approved for the prevention of delayed CINV associated with HEC regimens.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. If CINVANTI is approved by the FDA, it will face significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® for Injection (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by Tesaro, Inc.) and potentially other products that include an NK1 receptor antagonist that reach the market.

If we are able to successfully develop HTX-011 for the prevention of post-operative pain, we will compete with MARCAINE (bupivacaine; marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine; marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension; marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for the prevention of post-operative pain that reach the market.

Small or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $586.0 million through December 31, 2016. We expect to continue to generate substantial losses over at least the next several years as we:

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

In January 2017, we completed an underwritten public offering of our common stock for net proceeds of $163.7 million. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $51.1 million, or $214.8 million in pro-forma cash, cash equivalents and short-term investments, adjusting for the January 2017 public offering. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the degree of commercial success of SUSTOL; the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to CINVANTI; the timing and costs associated with the commercial launch of CINVANTI, if approved; the degree of commercial success of CINVANTI, if approved; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and main-

tain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop and general market conditions.

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

•  our ability to successfully commercialize, market and achieve market acceptance of SUSTOL;

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

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock. Additionally, a second close of $50.0 million of our Subordinated Secured Promissory Note (the “Promissory Note”), which would provide additional capital to us if received, is subject to the achievement of a corporate milestone. There can be no assurance that we will achieve the corporate milestone required as a condition to the second close of the Promissory Note when needed, or at all.

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

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. SUSTOL, our product candidates and products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we incurred significant expenses in developing SUSTOL, with no guarantees that doing so would result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we, or our potential partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

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

There can be no assurance that if our clinical trials are successfully initiated and completed we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. If we fail to success-

fully develop and commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

•  delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign entities, to conduct a clinical trial at each site;

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

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development efforts and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of HTX-011 or any of our other product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow our product candidates’ development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, we may in the future be subject to the FCPA. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately upon enactment of the law, and others of which are scheduled to take effect over the next several years. For example, the PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations — including those required under the “sunshine” laws — and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who may prescribe products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employ-

ees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2016, we had a total of 14 issued U.S. patents and an additional 48 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between January 2017 and March 2026. Currently, SUSTOL is covered by 7 patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

The stock markets, in general, and in particular with respect to biotech and life sciences companies, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the limited trading volume of our stock may contribute to its volatility. Our stock price may be particularly volatile given the stage of our business.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of

1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of December 31, 2016, we would be required to issue an aggregate of 7,521,416 shares, representing 16% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

On January 18, 2017, Tang Capital Partners, LP (“TCP”) executed a waiver (the “Waiver”) pursuant to which TCP waived: (i) our obligation under the Securities Purchase Agreement, dated April 24, 2011, among us, TCP and certain other investors (the “SPA”) to maintain a sufficient number of authorized shares of our common stock to permit the conversion of TCP’s outstanding principal and interest under the Convertible Notes to our common stock; and (ii) its right to convert the Convertible Notes for the duration of the Waiver. The Waiver will remain effective until the earliest to occur of: (i) a change in the control of the Company; (ii) the Company’s stockholders approving an increase of the number of authorized shares of our common stock; and (iii) July 18, 2017. If, upon the expiration of the Waiver, TCP seeks to convert part or all of the Convertible Notes, and we do not have a sufficient number of authorized shares of our common stock to permit the conversion of the portion of the Convertible Notes being converted, then we will be obligated to make a cash payment to TCP equal to the value of the underlying shares of common stock that we are unable to deliver on conversion, based on the price of our common stock at such time.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on January 23, 2017, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of TCP was 8,332,907 shares, or 16% of our outstanding shares, after giving effect to the shares issued in our January 2017 equity financing. In addition, as of December 31, 2016, TCP has the right to acquire 6,017,133 shares upon conversion of the Convertible Notes.

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

We believe our net operating losses and tax attributes may be subject to limitation under Section 382 of the Internal Revenue Code of 1986. As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating losses and credits that we currently estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carry-forwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2016, including those that may come in conjunction with future equity financings or market trades by our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease which began on December 1, 2016 and expires on April 15, 2024. We have one 5-year option to renew this lease. We also lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California and 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Redwood City space expires on May 31, 2019. The lease for the Jersey City office space expires on June 30, 2018. The annual rent expense for all properties is $2.0 million. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on the NASDAQ Capital Market under the symbol “HRTX”.

Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

Year Ended December 31, 2016	High	Low
First Quarter	$28.10	$15.22
Second Quarter	$25.46	$15.50
Third Quarter	$24.00	$15.36
Fourth Quarter	$20.85	$12.30

Year Ended December 31, 2015	High	Low
First Quarter	$16.49	$7.09
Second Quarter	$34.03	$10.60
Third Quarter	$42.25	$20.82
Fourth Quarter	$31.32	$20.84

Stockholders

The number of record holders of our common stock as of February 1, 2017 was 133.

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

The following graph shows the value of an investment of $100 on December 31, 2011 in Heron Therapeutics, Inc. common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31st of each year. Our common stock has traded on The NASDAQ Capital Market since January 2014. Prior to that, shares of our common stock were traded on the OTC Bulletin Board under the symbol “APPA.OB.” The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Heron Therapeutics, Inc, the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Heron Therapeutics, Inc.	$100.00	$236.96	$193.48	$218.70	$580.43	$284.78
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Net product sales	$1,279	$—	$—	$—	$—
Operating expenses:
Cost of product sales	35	—	—	—	—
Research and development	103,125	61,183	54,833	32,516	15,174
General and administrative	21,366	18,395	11,020	13,032	6,760
Sales and marketing	47,668	17,347	8,708	8,909	1,897

Loss from operations	(170,915)	(96,925)	(74,561)	(54,457)	(23,831)
Other expense, net	(2,228)	(666)	(1,806)	(826)	(599)

Loss from continuing operations	(173,143)	(97,591)	(76,367)	(55,283)	(24,430)
Gain from discontinued operations	—	—	—	—	1,082

Net loss	$(173,143)	$(97,591)	$(76,367)	$(55,283)	$(23,348)

Basic and diluted net loss per common share — loss from continuing operations	$(4.56)	$(2.95)	$(2.87)	$(3.42)	$(2.00)

Basic and diluted net loss per common share — net loss	$(4.56)	$(2.95)	$(2.87)	$(3.42)	$(1.91)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	37,925	33,081	26,569	16,163	12,223

Balance Sheet Data:
Cash and cash equivalents	$13,414	$75,180	$72,675	$72,287	$53,506
Short-term investments	37,724	55,986	—	—	—
Working capital	23,410	115,016	60,112	65,933	49,936
Total assets	67,482	137,845	76,682	75,937	55,972
Long-term liabilities	50,000	—	—	—	—
Accumulated deficit	(585,971)	(412,828)	(315,237)	(238,870)	(183,587)
Total stockholders’ equity (deficit)	(21,251)	118,110	63,062	68,945	51,818

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•  our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and for future product candidates, including our positioning relative to competing products;

•  estimates of the outcomes of our New Drug Application (“NDA”) submission to the U.S. Food and Drug Administration (“FDA”) for CINVANTI™ (HTX-019) (“CINVANTI”) and potential regulatory approval for and commercial launch of CINVANTI;

•  any limitations or unfavorable warning or cautionary language that the FDA may ultimately impose on the label for CINVANTI;

•  the potential market opportunities for SUSTOL, CINVANTI and HTX-011;

•  whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

•  our ability to meet the post-marketing study requirements within the FDA’s mandated timelines and to obtain favorable results and comply with standard post-marketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL or any of our product candidates;

•  our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® sustained-release drug delivery technology (“Biochronomer technology”);

•  our ability to establish key collaborations and vendor relationships for our products and any other future product candidates;

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Annual Report on Form 10-K, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934. You should carefully review all information therein.

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

•  Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of comprehensive loss by comparing the results for the year ended December 31, 2016 to the results for the year ended December 31, 2015 and comparing the results for the year ended December 31, 2015 to the results for the year ended December 31, 2014.

•  Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2016. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

Heron Therapeutics, Inc. is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class medicines that address major unmet medical needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer and pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. We developed SUSTOL for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy or anthracycline and cyclophosphamide combination chemotherapy regimens. We commenced commercial sales of SUSTOL in October 2016.

We have two investigational pharmaceutical products for patients suffering from cancer or post-operative pain. CINVANTI, an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, has been developed for the prevention of CINV as an adjunct to other antiemetic agents. We submitted an NDA with the FDA for CINVANTI on January 11, 2017 using the 505(b)(2) regulatory pathway. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain. HTX-011 is the subject of a broad-based Phase 2 development program designed to target the many patients undergoing a wide range of surgeries who experience significant post-operative pain.

Net Product Sales

Net product sales include revenue recognized for sales of SUSTOL to specialty distributors (“Customers”), less applicable sales allowances. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Sales

Cost of sales relates to the costs to produce, package and deliver SUSTOL to our Customers. These expenses include labor, raw materials, manufacturing and quality control overhead, and depreciation of equipment. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

Research and Development Expense

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, fees paid to outside service providers and consultants, facilities costs and materials used in the clinical and preclinical trials and research and development.

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

We expect our research and development expenses to increase in 2017 to support our ongoing research and development efforts for our product candidates, including costs for our ongoing HTX-011 Phase 2 program and the initiation of our HTX-011 Phase 3 program, costs for post-marketing requirements for SUSTOL, and costs associated with preclinical development efforts. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Our NDA for CINVANTI was submitted to the FDA for review, and, if accepted and approved, we expect CINVANTI to be commercially available in the first quarter of 2018.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, investor relations, legal and human resource functions. Other general and administrative costs include professional fees for legal, information technology, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related expenses, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to SUSTOL. We expect sales and marketing expense to increase in 2017 to support the ongoing commercialization of SUSTOL, and the pre-commercialization efforts for CINVANTI. The commercial launch process requires the expenditure of substantial resources. If CINVANTI is approved, we expect it to be commercially available in the first quarter of 2018.

Other Expense, net

Other expense, net primarily consists of interest expense on the Subordinated Secured Promissory Note (the “Promissory Note”), as well as interest expense and amortization of debt discount related to our Senior Secured Convertible Notes (the “Convertible Notes”). In addition, other expense, net includes interest income earned on our cash, cash equivalents and short-term investments, impairment of fixed assets, and gains (losses) from the disposal of fixed assets.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory, accrued clinical liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions.

Product sales are recognized as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions. Due to the recent launch of SUSTOL, we do not yet have sufficient historical data regarding the third-party payor mix and resulting rebates related to shipments of SUSTOL to our Customers. In addition, we have further determined that we do not currently have the necessary data to provide sufficient visibility into the ultimate utilization of SUSTOL, which inhibits our ability to determine a reasonable estimate of potential returns. As a result of the above, we have determined that we are not yet able to reliably make all of the estimates necessary to meet certain of the key recognition criteria to recognize product sales as revenue with respect to shipments of SUSTOL to our Customers. Accordingly, we concluded that revenue related to shipments to our Customers should be deferred, except to the extent that our Customers have resold SUSTOL to healthcare providers. As of December 31, 2016, product sales of $1.1 million to our Customers have been deferred and are recorded as deferred revenue on our consolidated balance sheet.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•  Product Returns — We allow our Customers to return product for credit 12 months after its product expiration date. Because of the shelf life of our product and our return policy, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•  Distributor Fees — We offer contractually determined discounts to our Customers. These discounts are paid on a quarterly basis within two months after the quarter in which product was shipped.

•  Group Purchasing Organization (“GPO”) Discounts and Rebates — We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase SUSTOL from our Customers, who then charge back to us the dis-

count amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are estimated based on actual purchase levels during the quarterly or semi-annual rebate purchase period.

•  GPO Administrative Fees — We pay administrative fees to GPO’s for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO’s members.

•  Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL was sold.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts, rebates and administrative fees, and Medicaid rebates do not require a high degree of judgement because the amounts are settled within a relatively short period of time.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as cost of product sales.

We capitalize pre-launch costs into inventory when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) our process for manufacturing the product is within the specifications that we believe will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or net realizable value, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process.

For the year ended December 31, 2016, we recognized cost of product sales of $35,000 for sales of SUSTOL, primarily related to shipping and distribution costs. All SUSTOL units sold in 2016 were manufactured prior to the approval of SUSTOL, and the costs to manufacture such units were recorded to research and development expense in prior periods. We expect the cost of product sales to increase in 2017, as we began capitalizing raw materials, labor and overhead related to the manufacturing of SUSTOL in the third quarter of 2016.

Accrued Clinical Liabilities

We accrue clinical costs based on work performed, which relies on estimates of the services received from other parties and related expenses incurred. Clinical trial-related contracts vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or a combination of these approaches. Revisions are recorded to research and development expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense, however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a material charge to our results of operations.

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

We assess the likelihood that we will be able to recover our deferred tax assets. In doing so, we consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2016, we established a valuation allowance to offset our net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

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

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2016 and 2015

Net Product Sales

For the year ended December 31, 2016, we recognized net product sales of $1.3 million for sales of SUSTOL. Due to the recent launch of SUSTOL in October 2016, we have recognized net product sales as revenue only when our Customers have sold SUSTOL to their customers, the end users. As of December 31, 2016, we have deferred $1.1 million in SUSTOL sales to our Customers. SUSTOL is our first commercial product and, as such, there was no comparable activity in 2015.

Cost of Product Sales

For the year ended December 31, 2016, we recognized cost of product sales of $35,000 for sales of SUSTOL, primarily related to shipping and distribution costs. All SUSTOL units sold in 2016 were manufactured prior to the approval of SUSTOL, and the costs to manufacture such units were recorded to research and development expense in prior periods. We expect the cost of product sales to increase in 2017, as we began capitalizing raw materials, labor and overhead related to the manufacturing of SUSTOL in the third quarter of 2016. There was no comparable activity in 2015.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2016	2015
SUSTOL related costs	$9,618	$24,438
HTX-011 related costs	40,356	9,834
CINVANTI related costs	8,675	5,070
New product development related costs	5,358	3,162
Personnel and related costs	22,571	10,216
Stock-based compensation expense	11,316	4,701
Facility related costs	2,597	1,952
Other	2,634	1,810

Total research and development expense	$103,125	$61,183

For the year ended December 31, 2016, research and development expense increased to $103.1 million from $61.2 million for the same period in 2015. The increase in research and development expense was primarily due to an increase in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011 of $30.5 million, an increase in personnel and related costs of $12.4 million, an increase in stock-based compensation expense of $6.6 million, an increase in CINVANTI development costs of $3.6 million, and an increase in new product development of $2.2 million. The increase in personnel and related costs was primarily due to an $8.3 million increase in headcount and related expense to support our development efforts. In addition, the increase was due to $4.1 million of costs incurred in connection with the realignment of our objectives and new development focus following the approval of SUSTOL. These increases were partially offset by a decrease of $14.8 million in SUSTOL related costs due to the completion of our Phase 3 program in 2015.

General and Administrative Expense

For the year ended December 31, 2016, general and administrative expense increased to $21.4 million from $18.4 million for the same period in 2015. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense and an increase in headcount and related expense and professional fees to support our increased development and pre-commercialization efforts.

Sales and Marketing Expense

For the year ended December 31, 2016, sales and marketing expense increased to $47.7 million from $17.3 million for the same period in 2015. The increase in sales and marketing expense was primarily due to an increase in activities in preparation for the commercial launch of SUSTOL, including the hiring and training of a sales force, as well as an increase in stock-based compensation expense.

Other Expense, net

For the year ended December 31, 2016, other expense, net increased to $2.2 million from $0.7 million for the same period in 2015. The increase in other expense, net was primarily due to interest expense incurred in 2016 related to the Promissory Note, as well as interest expense and amortization of debt discount related to the Convertible Notes.

Years Ended December 31, 2015 and 2014

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2015	2014
SUSTOL related costs	$24,438	$33,758
HTX-011 related costs	9,834	3,189
CINVANTI related costs	5,070	495
New product development related costs	3,162	3,077
Personnel and related costs	10,216	7,868
Stock-based compensation expense	4,701	3,329
Facility related costs	1,952	1,716
Other	1,810	1,401

Total research and development expense	$61,183	$54,833

For the year ended December 31, 2015, research and development expense increased to $61.2 million from $54.8 million for the same period in 2014. This increase was primarily a result of an increase of $6.6 million in research and development expense for clinical and manufacturing costs associated with our Phase 1 and Phase 2 clinical studies for HTX-011 and an increase of $4.6 million in costs associated with the development of CINVANTI. The increase was also due to an increase of $2.3 million in headcount and related expense for personnel and increased stock-based compensation expense of $1.4 million. These increases were partially offset by a decrease of $9.3 million in SUSTOL related costs, as our Phase 3 clinical program was completed in May 2015.

General and Administrative Expense

For the year ended December 31, 2015, general and administrative expense increased to $18.4 million compared to $11.0 million for the year ended December 31, 2014, primarily as a result of an increase in stock-based compensation expense of $3.8 million and an increase in headcount and related expense and professional fees to support our increased development and pre-commercialization efforts.

Sales and Marketing Expense

For the year ended December 31, 2015, sales and marketing expense increased to $17.3 million compared to $8.7 million for the year ended December 31, 2014, primarily as a result of an increase of $7.5 million in costs for SUSTOL launch preparation activities and an increase in stock-based compensation expense of $1.2 million.

Other Expense, net

Other expense, net was $0.7 million for the year ended December 31, 2015, compared to $1.8 million for the year ended December 31, 2014. Other expense, net decreased in 2015 primarily due to the write-off of impaired manufacturing related equipment of $0.9 million recorded in 2014. For the year ended December 31, 2015, other expense, net consisted primarily of interest expense and amortization of debt discount related to our Convertible Notes.

Liquidity and Capital Resources

In January 2017, we completed an underwritten public offering of our common stock for net proceeds of $163.7 million. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $51.1 million, or $214.8 million in pro-forma cash, cash equivalents and short-term investments, adjusting for the January 2017 public offering. This compares to $131.2 million in cash, cash equivalents and short-term investments as of December 31, 2015.

Our net cash used for operating activities for the year ended December 31, 2016 was $134.1 million compared to net cash used for operating activities of $78.5 million for the same period in 2015. Our net loss for the year ended December 31, 2016 was $173.1 million, or $4.56 per share, compared to a net loss of $97.6 million, or $2.95 per share, for the same period in 2015. The increases in net cash used for operating activities and net loss in 2016 as compared to 2015 was primarily due to costs incurred in preparation for the commercial launch of SUSTOL, as well as clinical and manufacturing costs related to our Phase 2 clinical studies for HTX-011 and costs associated with the development of CINVANTI.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

In June 2015, we completed a public offering of common stock as a result of which we received $128.2 million in proceeds, net of issuance costs.

Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this annual report on Form 10-K is filed with the SEC. Our capital requirements going forward will depend on numerous factors, including but not limited to: the degree of commercial success of SUSTOL; the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to CINVANTI; the timing and costs associated with the commercial launch of CINVANTI, if approved; the degree of commercial success of CINVANTI; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop and general market conditions.

We may not be able to raise sufficient additional capital when we need it on favorable terms, or at all. The sale of additional equity in the future may be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. There can be no assurance that our product development efforts related to any of our product candidates will be successful, that required regulatory approvals will be obtained, or that any products, including SUSTOL will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by our failure to achieve significant business objectives, covenants applicable to the Convertible Notes and the Promissory Note, and numerous other factors.

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$13,058	$2,259	$4,377	$2,890	$3,532
Promissory note payable	50,000	—	50,000	—	—
Purchase obligations	6,746	6,746	—	—	—

Total	$69,804	$9,005	$54,377	$2,890	$3,532

On April 11, 2016, we entered into the Fourth Amendment to Lease (as amended, the “Lease Amendment”) with Metropolitan Life Insurance Company, effective as of April 11, 2016, pursuant to which we extended the lease for our Redwood City offices through May 31, 2019. Under the Lease Amendment, we also agreed to pay a basic annual rent of $1.0 million per annum through May 31, 2019 and such other amounts as set forth in the Lease Amendment.

On October 18, 2016, we entered into a lease (the “Lease”) with AP3-SD1 Campus Point LLC (the “Landlord”) pursuant to which we leased office and laboratory space located at 4242 Campus Point Court, San Diego, California for a period of seven years and four and one-half months, beginning on December 1, 2016. Pursuant to the Lease, we will pay a basic annual rent that rises incrementally over the term of the lease from $1.3 million for the first 12 months of the Lease to a prorated portion of $1.6 million for the last four and one-half months of the Lease, and such other amounts as set forth in the Lease. We also paid to the Landlord a security deposit of $0.1 million.

The holders of the Convertible Notes may require prepayment of such notes at any time at each holder’s option (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). As of December 31, 2016, $6.0 million aggregate principal amount of the Convertible Notes were outstanding.

At December 31, 2016, purchase obligations primarily consisted of commitments with third-party manufacturers in connection with the manufacturing of SUSTOL, as well as commitments with various vendors for sales and marketing support and clinical and preclinical studies. Total purchase obligations of $4.6 million were not included in our consolidated financial statements for the year ended December 31, 2016. We intend to use our current financial resources to fund our commitments under these purchase obligations.

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

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, certain employees have or will receive a one-time severance payment upon termination, as well as other benefits as required by the executive employment or management retention agreements. We expect to fulfill our remaining obligation under these agreements by the second quarter of 2018 (see Note 6 to our Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-

backed money market funds, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2016. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Heron Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Heron Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heron Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California

February 22, 2017

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,414	$75,180
Short-term investments	37,724	55,986
Accounts receivable, net	1,960	—
Inventory	5,340	—
Prepaid expenses and other current assets	3,705	3,585

Total current assets	62,143	134,751
Property and equipment, net	5,076	3,049
Other assets	263	45

Total assets	$67,482	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,814	$3,300
Accrued clinical liabilities	13,207	5,231
Accrued payroll and employee liabilities	8,414	4,828
Other accrued liabilities	6,288	4,154
Deferred revenue	1,099	—
Convertible notes payable to related parties, net of discount	2,911	2,222

Total current liabilities	38,733	19,735
Promissory note payable to related party	50,000	—

Total liabilities	88,733	19,735

Commitments and contingencies (see Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: 2,500 shares authorized; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value: 75,000 shares authorized; 39,355 and 36,106 shares issued and outstanding at December 31, 2016 and 2015, respectively	394	361
Additional paid-in capital	564,343	530,617
Accumulated other comprehensive loss	(17)	(40)
Accumulated deficit	(585,971)	(412,828)

Total stockholders’ equity (deficit)	(21,251)	118,110

Total liabilities and stockholders’ equity (deficit)	$67,482	$137,845

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues:
Net product sales	$1,279	$—	$—
Operating expenses:
Cost of product sales	35	—	—
Research and development	103,125	61,183	54,833
General and administrative	21,366	18,395	11,020
Sales and marketing	47,668	17,347	8,708

Total operating expenses	172,194	96,925	74,561

Loss from operations	(170,915)	(96,925)	(74,561)

Other expense, net:
Interest expense	(2,664)	(958)	(887)
Other income (expense)	436	292	(919)

Total other expense, net	(2,228)	(666)	(1,806)

Net loss	(173,143)	(97,591)	(76,367)
Other comprehensive loss:
Unrealized gains (losses) on short-term investments	23	(40)	—

Comprehensive loss	$(173,120)	$(97,631)	$(76,367)

Basic and diluted net loss per share	$(4.56)	$(2.95)	$(2.87)

Shares used in computing basic and diluted net loss per share	37,925	33,081	26,569

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	23,572	$237	$307,578	$—	$(238,870)	$68,945
Issuance of common stock and pre-funded warrants in a public offering, net	4,751	47	58,869	—	—	58,916
Conversion benefit included in Convertible Notes issued	—	—	309	—	—	309
Issuance of common stock under Employee Stock Purchase Plan	12	—	91	—	—	91
Issuance of common stock upon exercise of stock options	588	5	3,096	—	—	3,101
Issuance of common stock upon exercise of warrants	304	3	(3)	—	—	—
Stock-based compensation expense	—	—	8,067	—	—	8,067
Net loss	—	—	—	—	(76,367)	(76,367)

Balance, December 31, 2014	29,227	292	378,007	—	(315,237)	63,062
Issuance of common stock in a public offering, net	5,520	55	128,144	—	—	128,199
Conversion benefit included in Convertible Notes issued	—	—	328	—	—	328
Issuance of common stock under Employee Stock Purchase Plan	31	—	257	—	—	257
Issuance of common stock upon exercise of stock options	1,042	11	9,524	—	—	9,535
Issuance of common stock upon exercise of warrants	286	3	(3)	—	—	—
Stock-based compensation expense	—	—	14,360	—	—	14,360
Net loss	—	—	—	—	(97,591)	(97,591)
Net unrealized loss on short-term investments	—	—	—	(40)	—	(40)

Comprehensive loss	—	—	—	—	—	(97,631)

Balance, December 31, 2015	36,106	361	530,617	(40)	(412,828)	118,110
Conversion benefit included in Convertible Notes issued	—	—	348	—	—	348
Issuance of common stock under Employee Stock Purchase Plan	55	1	770	—	—	771
Issuance of common stock upon exercise of stock options	798	8	6,676	—	—	6,684
Issuance of common stock upon exercise of warrants	2,396	24	(24)	—	—	—
Stock-based compensation expense	—	—	25,956	—	—	25,956
Net loss	—	—	—	—	(173,143)	(173,143)
Net unrealized gain on short-term investments	—	—	—	23	—	23

Comprehensive loss	—	—	—	—	—	(173,120)

Balance, December 31, 2016	39,355	$394	$564,343	$(17)	$(585,971)	$(21,251)

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net loss	$(173,143)	$(97,591)	$(76,367)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	25,956	14,360	8,067
Depreciation and amortization	1,099	734	578
Amortization of debt discount	689	624	573
Impairment loss on property and equipment	—	—	905
Loss (gain) on disposal of property and equipment	9	(118)	17
Amortization of premium on short-term investments	274	89	—
Change in operating assets and liabilities:
Accounts receivable	(1,960)	—	—
Prepaid expenses and other current assets	(338)	(2,443)	(419)
Inventory	(5,340)	—	—
Accounts payable	3,514	751	1,285
Accrued clinical liabilities	7,976	1,420	2,038
Accrued payroll and employee liabilities	3,586	2,097	165
Deferred revenue	1,099	—	—
Other accrued liabilities	2,482	1,551	2,876

Net cash used for operating activities	(134,097)	(78,526)	(60,282)
Investing activities:
Purchases of short-term investments	(43,318)	(56,115)	—
Maturities of short-term investments	61,329	—	—
Purchases of property and equipment	(3,135)	(1,086)	(1,438)
Proceeds from the sale of property and equipment	—	241	—

Net cash provided by (used for) investing activities	14,876	(56,960)	(1,438)
Financing activities:
Net proceeds from sale of common stock and/or pre-funded warrants	—	128,199	58,916
Proceeds from purchases under the Employee Stock Purchase Plan	771	257	91
Proceeds from stock option exercises	6,684	9,535	3,101
Proceeds from issuance of promissory note payable to related party	50,000	—	—

Net cash provided by financing activities	57,455	137,991	62,108

Net (decrease) increase in cash and cash equivalents	(61,766)	2,505	388
Cash and cash equivalents at beginning of year	75,180	72,675	72,287

Cash and cash equivalents at end of year	$13,414	$75,180	$72,675

Supplemental disclosure of cash flow information:
Interest paid	$1,622	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Heron Therapeutics, Inc. (the “Company”, “Heron”, or “we”) is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class medicines that address major unmet medical needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents.

On August 9, 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy or anthracycline and cyclophosphamide combination chemotherapy regimens. We commenced commercial sales of SUSTOL in October 2016.

We have two investigational pharmaceutical products for patients suffering from cancer or post-operative pain. CINVANTI™ (HTX-019), an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, has been developed for the prevention of chemotherapy-induced nausea and vomiting as an adjunct to other antiemetic agents. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain.

We have incurred significant operating losses and negative cash flows from operations. As of December 31, 2016, our accumulated deficit was $586.0 million and we had $51.1 million in cash, cash equivalents and short-term investments. In January 2017, we completed an underwritten public offering of our common stock for net proceeds of $163.7 million. As of December 31, 2016, our pro-forma cash, cash equivalents and short-term investments, adjusting for the January 2017 public offering, was $214.8 million. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this annual report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics, B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics, B.V. has no operations and no material assets or liabilities, and there have been no significant transactions related to Heron Therapeutics, B.V. since its inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our critical accounting policies that involve significant judgment and estimates include revenue recognition, inventory, accrued clinical liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Short-term investments consist of securities with maturities from purchase date of greater than three months. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income (loss) and realized gains and losses included in interest income (expense). The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our bank and investment accounts have been placed under control agreements in accordance with our Senior Secured Convertible Notes (the “Convertible Notes”) and Subordinated Secured Promissory Note (the “Promissory Note”) (see Note 7).

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value (see Note 3). Our Convertible Notes and Promissory Note outstanding at December 31, 2016 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We may also invest our excess cash in money market funds, corporate debt securities and commercial paper. We have established guidelines relative to our diversification of our cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Sales to ASD Specialty Healthcare, Inc., Cardinal Health, Inc. and McKesson Specialty Care Distribution Corporation each accounted for 10% or more of our net revenues for the year ended December 31, 2016. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as cost of product sales.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize pre-launch costs into inventory when we believe it is probable that: (i) a future economic benefit will be derived from the commercialization of the product; (ii) the FDA will approve the marketing of the product; and (iii) our process for manufacturing the product is within the specifications that we believe will be approved by the FDA for such product. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or net realizable value, we consider, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, and the substance of communications with the FDA during the regulatory approval process.

For the year ended December 31, 2016, we recognized cost of sales of $35,000 for sales of SUSTOL, primarily related to shipping and distribution costs. All SUSTOL units sold in 2016 were manufactured prior to the approval of SUSTOL, and the costs to manufacture such units were recorded to research and development expense in prior periods.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (primarily five years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

Impairment of Long-Lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset with a corresponding charge to operating expenses. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from actual results.

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions.

Product sales are recognized as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions. Due to the recent launch of SUSTOL, we do not yet have sufficient historical data regarding the third-party payor mix and resulting rebates related to shipments of SUSTOL to our Customers. In addition, we have further determined that we do not currently have the necessary data to provide sufficient visibility into the ultimate utilization of SUSTOL, which inhibits our ability to determine a reasonable estimate of potential returns. As a result of the above, we have determined that we are not yet able to reliably make all of the estimates necessary to meet certain of the key recognition criteria to recognize product sales as

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue with respect to shipments of SUSTOL to our Customers. Accordingly, we concluded that revenue related to shipments to our Customers should be deferred, except to the extent that our Customers have resold SUSTOL to healthcare providers. As of December 31, 2016, product sales of $1.1 million to our Customers have been deferred and are recorded as deferred revenue on our consolidated balance sheet.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•  Product Returns — We allow our Customers to return product for credit 12 months after its product expiration date. Because of the shelf life of our product and our return policy, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•  Distributor Fees — We offer contractually determined discounts to our Customers. These discounts are paid on a quarterly basis within two months after the quarter in which product was shipped.

•  Group Purchasing Organization (“GPO”) Discounts and Rebates — We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase SUSTOL from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are estimated based on actual purchase levels during the quarterly or semi-annual rebate purchase period.

•  GPO Administrative Fees — We pay administrative fees to GPO’s for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO’s members.

•  Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL was sold.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts, rebates and administrative fees, and Medicaid rebates do not require a high degree of judgement because the amounts are settled within a relatively short period of time.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Changes in sales allowance estimates could materially affect our results of operations and financial position. As of December 31, 2016, our product sales allowances totaled $342,000, which included $72,000 for distributor fees, $221,000 for rebates and chargebacks and $49,000 for product returns. During the year ended December 31, 2016, we made no payments related to rebates, chargebacks or product returns.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Clinical Liabilities

We accrue clinical costs based on work performed, which relies on estimates of the progress of the trials and the related expenses incurred. Clinical trial related contracts vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Revisions are recorded to research and development expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense, however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a material charge to our results of operations.

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, fees paid to outside service providers and consultants, facilities costs and materials used in the clinical and preclinical trials and research and development.

Patent Costs

We incur outside legal fees in connection with filing and maintaining our various patent applications. All patent costs are expensed as incurred and are included in general and administrative expense in the consolidated statements of comprehensive loss.

Stock-Based Compensation Expense

We estimate the fair value of stock-based payment awards using the Black-Scholes option pricing model. This fair value is then amortized using the straight-line single-option method of attributing the value of stock-based compensation to expense over the requisite service periods of the awards. The Black-Scholes option pricing model requires the input of complex and subjective assumptions, including each option’s expected life and price volatility of the underlying stock.

As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical data.

Warrants

We have issued warrants to purchase shares of our common stock in conjunction with certain equity financings. The terms of the warrants were evaluated to determine the appropriate classification as equity or a liability.

Income Taxes

We recognize the impact of a tax position in our consolidated financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The total amount of unrecognized tax benefits, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect our effective tax rate since we maintain a full valuation allowance against its deferred tax assets (see Note 9).

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our loss and comprehensive net loss for all periods presented.

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

Because we have incurred a net loss for all periods presented in the consolidated statements of comprehensive loss, stock options, warrants and shares of common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of December 31,
	2016	2015	2014
Stock options outstanding	11,845	8,435	7,918
Warrants outstanding	600	3,565	4,108
Shares of common stock underlying Convertible Notes outstanding	7,521	7,087	6,677

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-09 in the first quarter of 2017. We do not expect the adoption of ASU 2016-09 to have a material impact on our results of operations or financial condition.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires both lessees and lessors to disclose certain key information about lease trans-

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-02 in the first quarter of 2019 and we are currently evaluating the impact on our results of operations and financial condition.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 in 2016. The adoption of ASU 2014-15 did not require any additional disclosures in our consolidated financial statements for the year ended December 31, 2016.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The provisions of ASU 2014-09 allows for either a full retrospective or a modified retrospective adoption approach. We plan to adopt the provisions of ASU 2014-09 in the first quarter of 2018 and we are currently evaluating the impact on our results of operations and financial condition.

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

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at December 31, 2016 and 2015, respectively, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,493	$11,493	$—	$—
United States corporate debt securities	12,039	—	12,039	—
Foreign corporate debt securities	14,057	—	14,057	—
United States commercial paper	8,635	—	8,635	—
Foreign commercial paper	2,993	—	2,993	—

Total	$49,217	$11,493	$37,724	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$67,089	$67,089	$—	$—
United States corporate debt securities	28,715	—	28,715	—
Foreign corporate debt securities	4,922	—	4,922	—
United States commercial paper	7,770	—	7,770	—
Foreign commercial paper	15,579	—	15,579	—

Total	$124,075	$67,089	$56,986	$—

There were no significant transfers between level 1 and level 2 investments during the years ended December 31, 2016 and December 31, 2015.

As of December 31, 2016, short-term investments included $37.7 million of available-for-sale securities with contractual maturities of one year or less. As of December 31, 2015, we had cash equivalents consisting of $1.0 million of available-for-sale

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities with contractual maturities of less than three months and short-term investments consisting of $56.0 million of available-for-sale securities with contractual maturities of one year or less. The money market funds as of December 31, 2016 and 2015 are included in cash and cash equivalents on the consolidated balance sheet.

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

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the year ended December 31, 2016, we recorded $23,000 in net unrealized gains associated with our short-term investments. For the year ended December 31, 2015, we recorded $40,000 in net unrealized losses associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statement of comprehensive loss. There were no realized gains or losses for the years ended December 31, 2016 and 2015.

4. Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term, available-for-sale securities (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States corporate debt	$12,048	$—	$(9)	$12,039
Foreign corporate debt	14,065	—	(8)	14,057
United States commercial paper	8,635	—	—	8,635
Foreign commercial paper	2,993	—	—	2,993

Total	$37,741	$—	$(17)	$37,724

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States corporate debt	$27,750	$—	$(35)	$27,715
Foreign corporate debt	4,927	—	(5)	4,922
United States commercial paper	7,770	—	—	7,770
Foreign commercial paper	15,579	—	—	15,579

Total	$56,026	$—	$(40)	$55,986

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2016 and 2015.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$1,647	$—
Work in process	1,104	—
Finished goods	2,589	—

Total inventory	$5,340	$—

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Scientific equipment	$7,952	$5,593
Computer equipment and software	1,429	1,272
Furniture, fixtures and office equipment	674	352
Leasehold improvements	1,635	1,384

Property and equipment	11,690	8,601
Less: accumulated depreciation and amortization	(6,614)	(5,552)

Property and equipment, net	$5,076	$3,049

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $0.7 million and $0.6 million, respectively. As of December 31, 2016 and 2015, $1.7 million and $0.2 million of property and equipment, respectively, were in process and not depreciated during the respective years.

During the year ended December 31, 2014, we recognized $0.9 million as an impairment loss due to the write-down of a piece of manufacturing-related equipment. In 2015, we sold the equipment for cash proceeds of $0.2 million, with a net gain of $0.1 million.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued employee salaries and benefits	$2,236	$1,863
Accrued bonuses	3,474	2,965
Accrued expenses for realignment (see Note 6)	2,704	—

Total accrued payroll and employee liabilities	$8,414	$4,828

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued consulting and professional fees	$4,703	$3,914
Accrued accounts payable	1,039	36
Accrued sales allowances	342	—
Deferred rent	116	61
Other accrued liabilities	88	143

Total other accrued liabilities	$6,288	$4,154

5. Commitments and Contingencies

Leases

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease which began on December 1, 2016 and expires on April 15, 2024. We have one 5-year option to renew this lease. We also lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California and 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Redwood City space is under a lease expiring on May 31, 2019. The lease for the Jersey City office space expires on June 30, 2018. The annual rent expense for all properties is $2.0 million. We believe our facilities are adequate and suitable for our current needs, and that we will be able to obtain new or additional leased space in the future when necessary. We also lease certain office equipment under operating lease arrangements.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual future minimum lease payments as of December 31, 2016 are as follows (in thousands):

Operating Leases
Years ended December 31,
2017	$2,259
2018	2,553
2019	1,824
2020	1,424
2021	1,466
Thereafter	3,532

Total	$13,058

Rent expense under all operating leases totaled $2.1 million, $1.5 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Purchase Obligations

At December 31, 2016, our purchase obligations of $6.7 million primarily consisted of commitments with third-party manufacturers in connection with the manufacturing of SUSTOL, as well as commitments with various vendors for sales and marketing support and clinical and preclinical studies. For the year ended December 31, 2016, $4.6 million of the total purchase obligations were not included in our consolidated financial statements. We intend to use our current financial resources to fund our commitments under these purchase obligations.

6. Realignment of Goals and Objectives and New Development Focus

Following the approval of SUSTOL and consistent with our transition into a commercial-stage biotechnology company, we realigned our goals and objectives and refocused our development efforts to the area of post-operative pain management. On October 18, 2016, we entered into a lease agreement for new office and laboratory space in San Diego, California (see Note 5) which became our corporate headquarters in December 2016. On September 30, 2016, the board of directors accepted the resignations of three executive officers, and these executive officers and other employees directly affected by the realignment and refocusing will be provided with one-time severance payments upon termination, continued benefits for a specified period of time and outplacement assistance.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to incur total expenses of $10.4 million, $6.4 million of which is primarily for severance, and $4.0 million of which is for non-cash, stock-based compensation expense. For the year ended December 31, 2016, total expenses were $7.8 million, with $6.7 million included in research and development expense, $1.0 million in general and administrative expense and $0.1 million in sales and marketing expense. The remaining $2.6 million of total anticipated expenses relate to employees who are being retained until the fourth quarter of 2017 and are being recognized on a straight-line basis over the retention period. The Company expects to make the final payment resulting from the realignment of our goals and objectives and new development focus in the second quarter of 2018. As of December 31, 2016, we have paid $2.2 million of the total $6.4 million cash charges, and $2.7 million of the cash charges were included in accrued payroll and employee liabilities.

The expenses we expect to incur are subject to a number of assumptions, and actual results may materially differ. We may also incur other material expenses not currently contemplated due to events that may be associated with, or result from, the realignment of our goals and objectives and new development focus. We have accounted for these expenses in accordance with Accounting Standard Codification No. 420, Exit or Disposal Cost Obligations.

7. Secured Notes to Related Party

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

As of December 31, 2016, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

In 2011, we filed a registration statement with the SEC to register for resale 3.5 million shares underlying the Convertible Notes. The registration statement was declared effective on July 29, 2011. The Convertible Note holders have agreed to waive

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their right to require us to maintain the effectiveness of the registration statement and to register the additional shares underlying the Convertible Notes until they provide notice otherwise.

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the year ended December 31, 2016, accrued interest of $0.3 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.3 million. For the years ended December 31, 2016, 2015 and 2014, interest expense relating to the stated rate was $0.4 million, $0.3 million, and $0.3 million, respectively, and interest expense relating to the amortization of the debt discount was $0.7 million, $0.6 million and $0.6 million, respectively.

As of December 31, 2016, the carrying value of the Convertible Notes was $2.9 million, which is comprised of the $6.0 million principal amount of the Convertible Notes outstanding, less debt discount of $3.1 million. If the $6.0 million principal amount of Convertible Notes is converted, we would issue 7.5 million shares of our common stock.

In January 2017, in connection with the public offering (see Note 12), TCP executed a waiver (the “Waiver”) pursuant to which TCP waived: (i) our obligation under the Securities Purchase Agreement, dated April 24, 2011, among us, TCP and certain other investors (the “SPA”) to maintain a sufficient number of authorized shares of our common stock to permit the conversion of TCP’s outstanding principal and interest under the Convertible Notes to our common stock; and (ii) its right to convert the Convertible Notes for the duration of the Waiver. The Waiver will remain effective until the earliest to occur of: (i) a change in the control of the Company; (ii) the Company’s stockholders approving an increase of the number of authorized shares of our common stock; and (iii) July 18, 2017. If, upon the expiration of the Waiver, TCP seeks to convert part or all of the Convertible Notes and we do not have a sufficient number of authorized shares of our common stock to permit the conversion of the portion of the Convertible Notes being converted, then we will be obligated to make a cash payment to TCP equal to the value of the underlying shares of common stock that we are unable to deliver on conversion, based on the price of our common stock at such time.

Promissory Note

In August 2016, we entered into the Promissory Note with TCP whereby TCP will lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million is subject to the achievement of a corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the year ended December 31, 2016, interest expense was $1.6 million. As of December 31, 2016, the outstanding principal amount of the Promissory Note was $50.0 million.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity

2014 Common Stock Offering

In June 2014, we sold 4.8 million shares of our common stock at a public offering price of $11.75 per share. In addition, as a component of the offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock at a public offering price of $11.74 per share. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. We received total net proceeds of $58.9 million (net of $4.0 million in issuance costs) from the sale of the common stock and the pre-funded warrants. As of December 31, 2016, all warrants from the June 2014 public offering remain outstanding.

2015 Common Stock Offering

In June 2015, we sold 5.5 million shares of our common stock at a public offering price of $24.75 per share. We received total net proceeds of $128.2 million (net of $8.4 million in issuance costs) from the sale of the common stock.

2017 Common Stock Offering

In January 2017, we sold 14.1 million shares of our common stock at a public offering price of $12.20 per share. We received total net proceeds of $163.7 million (net of $8.8 million in issuance costs) from the sale of the common stock.

Private Placement Warrants

In June 2011, we sold shares of common stock and warrants to purchase common stock in a private placement. A total of 4,000,000 warrants to purchase common stock at an exercise price of $3.60 per share were issued as part of this private placement. As of December 31, 2016, all warrants from the June 2011 Private Placement have been exercised.

During the year ended December 31, 2016, warrant holders exercised 2,965,477 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 2,395,700 shares of common stock and no net cash proceeds to us. During the year ended December 31, 2015, warrant holders exercised 343,813 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 285,713 shares of common stock and no net cash proceeds to us. During the year ended December 31, 2014, warrant holders exercised 460,706 warrants under the cashless exercise provision in the warrant agreement, which resulted in the net issuance of 303,614 shares of common stock and no net cash proceeds to us.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2016 were as follows:

Number of Shares
Stock options outstanding	11,845,376
Stock options available for grant	2,653,548
Employee stock purchase plan	144,600
Warrants outstanding	600,000
Shares of common stock underlying Convertible Notes outstanding (see Note 7)	7,521,416

Total shares reserved for future issuance	22,764,940

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (the “ESPP”). In December 2007, May 2009, June 2011, May 2014, May 2015 and June 2016, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000 and 100,000 shares, respectively, for a total of 275,000 shares reserved at December 31, 2016. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is six months. Enrollment dates are the first business day of May and November. In 2016, 51% of eligible employees participated in the ESPP. Under the ESPP, we issued 54,932, 30,361, and 12,028 shares in 2016, 2015 and 2014, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2016, 2015 and 2014 was $14.03, $8.46 and $7.59, respectively. As of December 31, 2016, 130,400 shares of common stock have been issued under the ESPP and 144,600 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Equity Incentive Plan (the “2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015 and June 2016, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000 and 3,000,000 shares of common stock, respectively, resulting in an aggregate of 13,800,000 shares of common stock authorized for issuance as of December 31, 2016. At December 31, 2016, there were 2,653,548 shares available for future grant under the 2007 Plan. Any shares that are issuable upon exercise of options granted that expire, are cancelled, or that we receive pursuant to a net exercise of options, are available for future grant and issuance.

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

A summary of our stock option activity and related data follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2013	6,355,681	$8.22
Granted	3,181,001	9.40
Exercised	(756,593)	6.34
Cancelled	(862,085)	9.88

Balance at December 31, 2014	7,918,004	8.69
Granted	2,134,505	28.95
Exercised	(1,042,343)	9.15
Cancelled	(575,178)	10.42

Balance at December 31, 2015	8,434,988	13.64
Granted	4,920,661	15.98
Exercised	(798,363)	8.37
Cancelled	(711,910)	22.43

Balance at December 31, 2016	11,845,376	$14.44

For the year ended December 31, 2016, option holders exercised 798,363 stock options resulting in cash proceeds to us of $6.7 million.

For the year ended December 31, 2016, options cancelled (included in the above table) consisted of 707,617 options forfeited with a weighted-average exercise price of $22.35 and 4,293 options expired with a weighted-average exercise price of $35.09.

As of December 31, 2016, options exercisable have a weighted-average remaining contractual term of 5.3 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2016 and 2015, was $10.4 million and $13.9 million, respectively. As of December 31, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $16.9 million and $46.6 million, respectively, which is the difference between the exercise price and closing price of our common stock.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of year	4,356,665	$11.66	2,587,392	$8.72	2,237,901	$9.01
Options vested or expected to vest	11,234,529	$14.32	8,059,481	$13.38	7,841,074	$8.69

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2016 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
581,518	$3.80 – $ 7.00	1.01	$6.02	581,518	$6.02
1,935,473	$ 7.20	6.28	7.20	1,054,143	7.20
1,793,013	$7.61 – $ 9.05	7.09	8.93	1,104,899	8.94
843,387	$9.20 – 12.65	4.23	10.33	736,434	10.39
2,271,111	$ 13.00	9.97	13.00	—	—
548,025	$13.20 – $ 16.62	7.38	15.46	202,650	14.57
1,241,350	$ 16.83	9.71	16.83	51,320	16.83
1,226,884	$17.10 – $ 28.30	8.41	22.48	164,692	26.76
1,203,272	$28.73 – $ 29.86	8.49	29.44	395,686	29.44
201,343	$29.95 – $102.40	8.61	34.78	65,323	35.03

11,845,376	$3.80 – $102.40	7.60	14.44	4,356,665	11.66

On December 31, 2016, we had reserved 11,845,376 shares of common stock for future issuance upon exercise of outstanding options granted under the 2002 Plan and the 2007 Plan, as well as the non-plan grants.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Research and development	$11,316	$4,701	$3,329
General and administrative	7,402	6,282	2,532
Sales and marketing	7,238	3,377	2,206

Stock-based compensation expense included in operating expenses	$25,956	$14,360	$8,067

As of December 31, 2016, there was $86.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.9 years.

For the years ended December 31, 2016, 2015 and 2014, we estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2016	2015	2014
Risk-free interest rate	1.7%	1.7%	1.9%
Dividend yield	—%	—%	—%
Volatility	89.1%	92.7%	99.0%
Expected life (years)	6	6	6

ESPP:

	December 31,
	2016	2015	2014
Risk-free interest rate	0.4%	0.1%	0.1%
Dividend yield	—%	—%	—%
Volatility	68.3%	86.7%	53.8%
Expected life (months)	6	6	6

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of options granted was $11.82, $21.92 and $7.40 for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted-average fair value of shares purchased through the ESPP was $6.10, $8.23 and $3.06 for the years ended December 31, 2016, 2015 and 2014, respectively.

The risk-free interest rate assumption is based on observed interest rates on United States Treasury debt securities with maturities close to the expected term of our employee and director stock options and ESPP purchases.

The dividend yield assumption is based on our history and expectation of dividend payouts. We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

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

9. Income Taxes

For the years ended December 31, 2016, 2015 and 2014, we did not record a provision for income taxes because we have incurred operating losses for all three years.

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$138,727	$94,465
Research and development credits	16,687	11,181
Stock-based compensation	10,272	6,726
Other, net	3,204	1,345

Total deferred tax assets	168,890	113,717

Valuation allowance for net deferred tax assets	(168,890)	(113,717)

Net deferred taxes	$—	$—

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (in thousands):

	December 31,
	2016	2015	2014
Statutory federal income tax rate of 34%	$(58,868)	$(33,181)	$(25,965)
Stock-based compensation expense	2,694	894	551
NOL not benefitted	53,798	31,935	25,085
Non-deductible compensation	1,864	—	—
Other, net	512	352	329

Provision for taxes	$—	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset net deferred tax assets at December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the year ended December 31, 2016 and 2015 was an increase of $55.2 million and $40.4 million, respectively.

At December 31, 2016, we had federal and California state net operating loss (“NOL”) carryforwards of $387.6 million and $268.5 million, respectively, expiring beginning in 2018 for federal and 2017 for California state purposes. Federal NOLs of $10.0 million and state NOLs of $4.2 million relate to stock-based compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital, if realized. At December 31, 2016, we had federal and California state research credit carryforwards of $11.6 million and $7.6 million, respectively, expiring beginning in 2022 for federal. The California state credits can be carried forward indefinitely.

Internal Revenue Code section 382 places a limitation on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. We have performed an IRC Section 382 analysis and determined there were ownership changes in 2007, 2011, and 2013. We are currently in the process of completing the IRC Section 382 analysis for 2016 and we do not expect an ownership change for the year ended December 31, 2016. The limitation in the Federal and state carryforwards associated with the NOL and credit carryforwards reduce the deferred tax assets, which are further offset by a full valuation allowance. The limitation can result in the expiration of the NOLs and credit carryforwards available as of December 31, 2016, before utilization.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 1997 to 2016 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, we had no accrued interest and penalties related to uncertain tax positions.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, we had unrecognized tax benefits of $0.1 million, and the amount that would impact our effective tax rate, before the consideration of the valuation allowance, is $0.1 million. We do not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

10. Employee Benefit Plan

We have a defined contribution 401(k) plan (the “Plan”) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $7,950, $7,950 and $7,800 for the years 2016, 2015 and 2014, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we may determine. For the years ended December 31, 2016, 2015 and 2014, we contributed to the Plan $0.6 million, $0.3 million and $0.2 million, respectively. No discretionary contributions have been made to the Plan since its inception.

11. Summary of Quarterly Consolidated Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$—	$—	$—	$1,279
Operating expenses:
Cost of product sales	—	—	—	35
Research and development	16,092	27,286	30,242	29,505
General and administrative	5,367	4,774	5,333	5,892
Sales and marketing	11,853	11,006	12,159	12,650

Loss from operations	(33,312)	(43,066)	(47,734)	(46,803)
Interest income	118	97	111	119
Interest expense	(251)	(257)	(886)	(1,270)
Other expense	—	—	—	(9)

Net loss	$(33,445)	$(43,226)	$(48,509)	$(47,963)

Basic and diluted net loss per share	$(0.92)	$(1.17)	$(1.24)	$(1.22)

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$14,504	$16,175	$14,241	$16,263
General and administrative	3,587	4,082	4,127	6,599
Sales and marketing	2,269	2,757	4,123	8,198

Loss from operations	(20,360)	(23,014)	(22,491)	(31,060)
Interest income	22	26	61	65
Interest expense	(232)	(237)	(242)	(247)
Other income	—	118	—	—

Net loss	$(20,570)	$(23,107)	$(22,672)	$(31,242)

Basic and diluted net loss per share	$(0.70)	$(0.74)	$(0.63)	$(0.87)

12. Subsequent Events

In January 2017, we sold 14.1 million shares of our common stock at a public offering price of $12.20 per share. We received total net proceeds of $163.7 million (net of $8.8 million in issuance costs) from the sale of the common stock. In connection with the public offering, TCP executed a waiver pursuant to which TCP waived its right to convert the Convertible Notes (see Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2016.

To address changes in our business in conjunction with the commercial launch of SUSTOL, we have deployed new processes and systems related to our inventory, cost of goods sold, revenue, cash receipts and receivables. In doing so, we have modified and enhanced our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the period covered by this Annual Report on Form 10-K as a result of the implementation of these new processes and systems. Other than the above-mentioned changes, there have been no significant changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on our assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Heron Therapeutics, Inc.

We have audited Heron Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Heron Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Heron Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heron Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California

February  22, 2017

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Additional information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2016.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
Stock option and awards plans (1)	8,893,666	$16.56	2,653,548
Employee stock purchase plan	—	—	144,600
Equity compensation plans not approved by security holders (2)	2,951,710	$8.06	—

Total	11,845,376	$14.44	2,798,148

(1)	Consists of awards granted under the 2002 Plan and the 2007 Plan.
(2)	Consists of non-plan grants made to certain employees in 2012, 2013 and 2014. These grants were made with the same terms as stock option grants made under the 2007 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2016. Such information is incorporated herein by reference.

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
Barry D. Quart, Pharm.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Barry D. Quart and Brian G. Drazba as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, with respect to this annual report and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY D. QUART Barry D. Quart, Pharm. D.	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017

/s/ BRIAN G. DRAZBA Brian G. Drazba	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017

/s/ CRAIG A. JOHNSON Craig A. Johnson	Director	February 23, 2017

/s/ JOHN W. POYHONEN John W. Poyhonen	Director	February 23, 2017

/s/ ROBERT H. ROSEN Robert H. Rosen	President and Director	February 23, 2017

/s/ KEVIN C. TANG Kevin C. Tang	Chairman of the Board of Directors	February 23, 2017

/s/ CHRISTIAN WAAGE Christian Waage	Director	February 23, 2017

EXHIBIT INDEX

Exhibit	Document Description

3.1	Certificate of Incorporation, as amended through July 29, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1, filed on August 4, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 22, 2016)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)

4.1	Common Stock Certificate (incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 4.1, filed on June 17, 2014)

4.3	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on October 22, 2009)

4.4	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)

10.1*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 28, 2015)

10.2	Lease Agreement between the Company and Metropolitan Life Insurance Company for lease of the Company’s offices in Redwood City dated as of November 7, 1997 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as Exhibit 10-E, filed on March 30, 1998)

10.3*	2002 Equity Incentive Plan (incorporated by reference to our Registration on Form S-8 (Registration No. 333-90428), as Exhibit 99.1, filed on June 13, 2002)

10.4*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 28, 2015)

10.5*	Form of 2007 Equity Incentive Plan Stock Option Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)

10.6*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)

10.7*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-O, filed on March 31, 2008)

Exhibit	Document Description

10.8*	Form of Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S, filed on March 31, 2008)

10.9	Registration Rights Agreement, dated as of October 22, 2009, by and among the Company and the purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on October 22, 2009)

10.10	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 28, 2011)

10.11	Form of Senior Secured Convertible Note due 2021 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on April 28, 2011)

10.12	Securities Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on April 28, 2011)

10.13	Second Amendment to Lease, dated as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.4, filed on April 28, 2011)

10.14*	Management Retention Agreement, dated as of April 25, 2011, by and between the Company and Michael A. Adam (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.6, filed on April 28, 2011)

10.15	Securities Purchase Agreement, dated June 29, 2011, by and between the Company and the purchasers listed on Schedule I thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on June 30, 2011)

10.16	Amendment to Senior Secured Convertible Note Due 2021, dated June 29, 2011, by and between the Company and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on June 30, 2011)

10.17	Third Amendment to Lease, dated as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 3, 2011)

10.18	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 25, 2012)

10.19*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry D. Quart, Pharm.D. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI, filed on May 10, 2013)

10.20*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Robert H. Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AJ filed on May 10, 2013)

Exhibit	Document Description

10.21	Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL, filed on August 8, 2013)

10.22*	Offer Letter dated October 16, 2013 between the Company and Brian G. Drazba (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AF, filed on March 7, 2014)

10.23*	Management Retention Agreement as of October 23, 2013, by and between the Company and Brian G. Drazba (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AG, filed on March 7, 2014)

10.24*	Executive Employment Agreement, dated November 1, 2013, by and between the Company and Paul Marshall (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AH, filed on March 7, 2014)

10.25*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Dr. Barry Quart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.1, filed on May 8, 2015)

10.26*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Robert Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.2, filed on May 8, 2015)

10.27*	Amendment to Management Retention Agreement, dated October 23, 2013, as amended on April 22, 2015, by and between the Company and Brian G. Drazba (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.3, filed on May 8, 2015)

10.28*	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between the Company and Paul Marshall (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.4, filed on May 8, 2015)

10.29+	SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement —Finished Final Drug Product, dated May 27, 2015, by and between the Company and Lifecore Biomedical, LLC) (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.30*	Executive Employment Agreement, dated October 12, 2015, by and between the Company and Neil Clendeninn (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as Exhibit 10.2, filed on November 6, 2015)

10.31+	Commercial Supply Agreement, dated December 8, 2015, by and between the Company and SAFC, Inc. (incorporated by reference to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2015, as Exhibit 10.36, filed on December 23, 2016)

10.32	Fourth Amendment to Lease, dated as of April 11, 2016, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 15, 2016)

Exhibit	Document Description

10.33*	Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)

10.34	Security Agreement, dated as of August 5, 2016, by and among the Company, Tang Capital Partners, LP and TC Management Services, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.1, filed on November 8, 2016)

10.35	Subordinated Secured Promissory Note, dated August 5, 2016, by and between the Company and Tang Capital Partners, LP (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.2, filed on November 8, 2016)

10.36	Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)

10.37	Waiver, dated January 18, 2017, between the Company and Tang Capital Partners, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on January 24, 2017)

23.1	Consent of Independent Registered Public Accounting Firm (OUM & Co. LLP)

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.
+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.