Form 10-Q
period 2017-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2017-05-10
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 17, 2017 was 53,696,906.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I.     FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$83,513	$13,414
Short-term investments	81,703	37,724
Accounts receivable, net	10,327	1,960
Inventory	4,641	5,340
Prepaid expenses and other current assets	3,431	3,705

Total current assets	183,615	62,143
Property and equipment, net	5,680	5,076
Other assets	263	263

Total assets	$189,558	$67,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,477	$6,814
Accrued clinical liabilities	11,224	13,207
Accrued payroll and employee liabilities	6,122	8,414
Other accrued liabilities	7,244	6,288
Deferred revenue	5,235	1,099
Convertible notes payable to related parties, net of discount	3,096	2,911

Total current liabilities	37,398	38,733
Promissory note payable to related party	50,000	50,000

Total liabilities	87,398	88,733

Stockholders’ equity (deficit):
Common stock	537	394
Additional paid-in capital	737,953	564,343
Accumulated other comprehensive loss	(30)	(17)
Accumulated deficit	(636,300)	(585,971)

Total stockholders’ equity (deficit)	102,160	(21,251)

Total liabilities and stockholders’ equity (deficit)	$189,558	$67,482

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product sales	$3,632	$—
Operating expenses:
Cost of product sales	1,186	—
Research and development	33,384	16,092
General and administrative	6,742	5,367
Sales and marketing	11,619	11,853

Total operating expenses	52,931	33,312

Loss from operations	(49,299)	(33,312)
Interest expense, net	(1,030)	(133)

Net loss	(50,329)	(33,445)
Other comprehensive loss:
Unrealized gains (losses) on short-term investments	(13)	41

Comprehensive loss	$(50,342)	$(33,404)

Basic and diluted net loss per share	$(1.00)	$(0.92)

Shares used in computing basic and diluted net loss per share	50,530	36,229

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(50,329)	$(33,445)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	8,021	5,355
Depreciation and amortization	329	238
Amortization of debt discount	185	166
Loss on disposal of property and equipment	5	—
(Accretion of discount) amortization of premium on short-term investments	(13)	145
Change in operating assets and liabilities:
Accounts receivable	(8,367)	—
Prepaid expenses and other current assets	274	(1,420)
Inventory	699	(2,744)
Accounts payable	(2,337)	3,561
Accrued clinical liabilities	(1,983)	(1,496)
Accrued payroll and employee liabilities	(2,292)	(1,859)
Deferred revenue	4,136	—
Other accrued liabilities	1,091	(852)

Net cash used for operating activities	(50,581)	(32,351)
Investing activities:
Purchases of short-term investments	(69,374)	—
Maturities of short-term investments	25,395	23,491
Purchases of property and equipment	(938)	(834)

Net cash (used for) provided by investing activities	(44,917)	22,657
Financing activities:
Net proceeds from sale of common stock	163,747	—
Proceeds from stock option exercises	1,850	2,530

Net cash provided by financing activities	165,597	2,530

Net increase (decrease) in cash and cash equivalents	70,099	(7,164)
Cash and cash equivalents at beginning of year	13,414	75,180

Cash and cash equivalents at end of year	$83,513	$68,016

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$—

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. Heron Therapeutics®, the Heron logo, SUSTOL®, CINVANTI™ and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

1.    Business

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the biggest unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already approved pharmacological agents for patients suffering from cancer or pain.

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

We have two investigational pharmaceutical products for patients suffering from cancer or post-operative pain. CINVANTI™ (HTX-019), an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, has been developed for the prevention of CINV as an adjunct to other antiemetic agents. We submitted a New Drug Application (“NDA”) with the FDA for CINVANTI. Our NDA is pending review with the FDA, and has been assigned a Prescription Drug User Fee Act goal date of November 12, 2017.

HTX-011 is a long-acting formulation of the local anesthetic bupivacaine in a fixed-ratio combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 is the subject of a broad-based Phase 2 development program designed to target the many patients undergoing a wide range of surgeries who experience significant post-operative pain. Following a planned End of Phase 2 meeting with the FDA, we anticipate initiating Phase 3 studies in 2017 and filing an NDA in 2018.

We have incurred significant operating losses and negative cash flows from operations. As of March 31, 2017, our accumulated deficit was $636.3 million, and we had $165.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 23, 2017.

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

Short-term investments consist of securities with contractual maturities of one year or less. We have classified our short-term investments as available-for-sale securities in the accompanying unaudited condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in interest expense, net. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of our short-term, available-for-sale securities (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States government and agency	$24,971	$—	$—	$24,971
United States corporate debt	35,052	—	(29)	35,023
Foreign corporate debt	8,301	—	(1)	8,300
United States commercial paper	36,897	—	—	36,897
Foreign commercial paper	16,933	—	—	16,933

Total	$122,154	$—	$(30)	$122,124

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States corporate debt	$12,048	$—	$(9)	$12,039
Foreign corporate debt	14,065	—	(8)	14,057
United States commercial paper	8,635	—	—	8,635
Foreign commercial paper	2,993	—	—	2,993

Total	$37,741	$—	$(17)	$37,724

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for each of the three months ended March 31, 2017 and 2016.

Realized gains and losses associated with our investments, if any, are reported in the statement of comprehensive loss. There were no realized gains or losses for each of the three months ended March 31, 2017 and 2016.

Our bank and investment accounts have been placed under control agreements in accordance with our Senior Secured Convertible Notes (the “Convertible Notes”) and Subordinated Secured Promissory Note (the “Promissory Note”) (see Note 6).

Concentration of Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We may also invest our excess cash in money market funds, U.S. government and agencies, corporate debt securities and commercial paper. We have established guidelines relative to our diversification of our cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Sales of SUSTOL to ASD Specialty Healthcare, Inc. and Cardinal Health, Inc. each accounted for 10% or more of our net revenues for the quarter ended March 31, 2017. The loss of either of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product sales.

As of March 31, 2017, inventory totaled $4.6 million and consisted of raw materials of $1.6 million and finished goods of $3.0 million. For the three months ended March 31, 2017, we recognized cost of product sales of $0.3 million for sales of SUSTOL, which primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the first quarter of 2017 included a one-time charge of $0.9 million resulting from the write-off of short-dated inventory.

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions.

Product sales are recognized as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees and other deductions. At this point in the SUSTOL commercial launch, we do not yet have sufficient historical data regarding the third-party payor mix and resulting rebates related to shipments of SUSTOL to our Customers. In addition, we do not currently have the data necessary to provide sufficient visibility into the ultimate utilization of SUSTOL, which inhibits our ability to determine a reasonable estimate of potential returns. As a result, we are not yet able to make reliable estimates necessary to meet certain of the key recognition criteria to recognize product sales as revenue with respect to shipments of SUSTOL to our Customers. Accordingly, revenue related to shipments to our Customers is deferred, except to the extent that our Customers have resold SUSTOL to healthcare providers (sell-through approach). As of March 31, 2017, product sales of $5.2 million to our Customers have been deferred and are recorded as deferred revenue on our unaudited condensed consolidated balance sheet.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•	Product Returns — We allow our Customers to return product for credit 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•	Distributor Fees — We offer contractually determined discounts to our Customers. These discounts are paid on a quarterly basis within two months after the quarter in which product was shipped.

•	Group Purchasing Organization (“GPO”) Discounts and Rebates — We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase SUSTOL from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are estimated based on actual purchase levels during the quarterly or semi-annual rebate purchase period.

•	GPO Administrative Fees — We pay administrative fees to GPO’s for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO’s members.

•	Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL was sold.

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

The following provides a summary of activity with respect to our accrued distributor fees, rebates and chargebacks and product returns for the quarter ended March 31, 2017 (in thousands):

	Product Returns	Distributor Fees	Rebates and Chargebacks	Total
Balance at December 31, 2016	$49	$72	$221	$342
Provision	153	215	1,114	1,482
Payments/credits	—	(119)	(243)	(362)

Balance at March 31, 2017	$202	$168	$1,092	$1,462

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss for both periods presented.

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of comprehensive loss, stock options, warrants and shares of common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive.

The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of March 31,
	2017	2016
Stock options outstanding	11,849	8,961
Warrants outstanding	625	3,565
Shares of common stock underlying Convertible Notes outstanding	7,634	7,193

Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We adopted the provisions of ASU 2016-09 in the first quarter of 2017. We have elected to continue to estimate forfeitures based on the estimated number of awards expected to vest. In addition, the adoption of ASU 2016-09 will result in the recognition of $3.6 million of previously unrecognized excess tax benefits in deferred tax assets, fully offset by a valuation allowance. All tax-related cash flows resulting from stock-based compensation, including the excess tax benefits related to the settlement of stock-based awards, will be classified as cash flows from operating activities on our consolidated statements of cash flows. The adoption of ASU 2016-09 did not have a material impact on our results of operations or financial condition.

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurements are unchanged for inventory measured using LIFO or the retail inventory method. We adopted the provisions of ASU 2015-11 in the first quarter of 2017, which did not have a material impact on our results of operations or financial condition.

Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt the provisions of ASU 2016-02 in the first quarter of 2019, and we are currently evaluating the impact on our results of operations and financial condition.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The provisions of ASU 2014-09 allow for either a full retrospective or a modified retrospective adoption approach. We plan to adopt the provisions of ASU 2014-09 in the first quarter of 2018. Although we are currently evaluating our method of adoption and the guidance in ASU 2014-09, including the evaluation of our contracts with our customers and the impact on prior period financial statements, we expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures. Specifically, as disclosed above in our revenue recognition policy, we recognize revenue using the sell-through approach through March 31, 2017. Under ASU 2014-09 we will be required to estimate our sales allowances at the time of sale, resulting in earlier recognition of revenue.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2017 and December 31, 2016 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$43,092	$43,092	$—	$—
United States government and agency	24,971	14,982	9,989	—
United States corporate debt securities	35,023	—	35,023	—
Foreign corporate debt securities	8,300	—	8,300	—
United States commercial paper	36,897	—	36,897	—
Foreign commercial paper	16,933	—	16,933	—

Total	$165,216	$58,074	$107,142	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,414	$13,414	$—	$—
United States corporate debt securities	12,039	—	12,039	—
Foreign corporate debt securities	14,057	—	14,057	—
United States commercial paper	8,635	—	8,635	—
Foreign commercial paper	2,993	—	2,993	—

Total	$51,138	$13,414	$37,724	$—

As of March 31, 2017, cash and cash equivalents included $40.4 million of available-for-sale securities with contractual maturities of less than three months and short-term investments included $81.7 million of available-for-sale securities with contractual maturities of one year or less. As of December 31, 2016, short-term investments included $37.7 million of available-for-sale securities with contractual maturities of one year or less. The money market funds as of March 31, 2017 and December 31, 2016 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.

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

5. Realignment of Goals and Objectives and New Development Focus

Following the approval of SUSTOL and consistent with our transition into a commercial-stage biotechnology company, we realigned our goals and objectives and refocused our development efforts to the area of post-operative pain management. On October 18, 2016, we entered into a lease agreement for new office and laboratory space in San Diego, California which became our corporate headquarters in December 2016. On September 30, 2016, the board of directors accepted the resignations of three executive officers, and these executive officers and other employees directly affected by the realignment and refocusing were or will be provided with one-time severance payments upon termination, continued benefits for a specified period of time and outplacement assistance.

We expect to incur total expenses of $10.3 million in connection with these activities, $6.3 million of which is primarily for severance, and $4.0 million of which is for non-cash, stock-based compensation expense. From September 30, 2016 through March 31, 2017 we have recognized a total expense of $8.9 million. The remaining $1.4 million relates to employees who are being retained until the fourth quarter of 2017 and is being expensed on a straight-line basis over the retention period.

The Company expects to make the final payment resulting from the realignment of our goals and objectives and new development focus in the second quarter of 2018. As of March 31, 2017, we have paid $3.0 million of the total $6.3 million cash charges.

For the three months ended March 31, 2017, total expenses were $1.1 million, with $0.8 million included in research and development expense and $0.3 million in general and administrative expense.

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

As of March 31, 2017, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2017, accrued interest of $0.1 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.1 million. For the three months ended March 31, 2017 and 2016, interest expense relating to the stated rate was $0.1 million and $0.1 million, respectively, and interest expense relating to the amortization of the debt discount was $0.2 million and $0.2 million, respectively.

As of March 31, 2017, the carrying value of the Convertible Notes was $3.1 million, which is comprised of the $6.1 million principal amount of the Convertible Notes outstanding, less debt discount of $3.0 million. If the $6.1 million principal amount of Convertible Notes is converted, we would issue 7.6 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Promissory Note with TCP whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was subject to the achievement of a corporate milestone. The additional $50.0 million was not drawn down due to the expiration of the corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the three months ended March 31, 2017, interest expense was $1.0 million. There was no interest expense associated with the Promissory Note recognized during the three months ended March 31, 2016. As of March 31, 2017, the outstanding principal amount of the Promissory Note was $50.0 million.

7. Stockholders’ Equity

2017 Common Stock Offering

In January 2017, we sold 14.1 million shares of our common stock at a public offering price of $12.20 per share. We received total net proceeds of $163.7 million (net of $8.8 million in issuance costs) from the sale of the common stock.

Private Placement Warrants

In June 2011, we sold shares of common stock and warrants to purchase common stock in a private placement. A total of 4.0 million warrants to purchase common stock at an exercise price of $3.60 per share were issued as part of this private placement. All warrants were exercised prior to their expiration date of July 1, 2016.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2017:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2017	11,845	$14.44	7.60
Granted	416	$13.65
Exercised	(197)	$9.38
Expired and forfeited	(215)	$19.73

Balance at March 31, 2017	11,849	$14.40	7.47

For the three months ended March 31, 2017, 197,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of $1.8 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$3,208	$2,073
General and administrative	2,374	1,667
Sales and marketing	2,439	1,615

Stock-based compensation expense included in operating expenses	$8,021	$5,355

Impact on basic and diluted net loss per share	$0.16	$0.15

As of March 31, 2017, there was $79.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.9 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.1%	1.6%
Dividend yield	0.0%	0.0%
Volatility	87.3%	90.6%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended March 31, 2017 and 2016.

8. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2017.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. In 2017, we adopted ASU 2016-09, which resulted in the recognition of $3.6 million of previously unrecognized tax benefits in deferred tax assets, fully offset by a valuation allowance. The disclosures included in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 continue to be accurate for the three-month period ended March 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934. You should carefully review all information therein.

Overview

Heron Therapeutics, Inc. is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the biggest unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. We developed SUSTOL for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (“MEC”) or anthracycline and cyclophosphamide combination chemotherapy regimens. We commenced commercial sales of SUSTOL in October 2016.

We have two investigational pharmaceutical products for patients suffering from cancer or post-operative pain. CINVANTI, an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, has been developed for the prevention of CINV as an adjunct to other antiemetic agents. We submitted an NDA with the FDA for CINVANTI using the 505(b)(2) regulatory pathway. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of post-operative pain. HTX-011 is the subject of a broad-based Phase 2 development program designed to target the many patients undergoing a wide range of surgeries who experience significant post-operative pain.

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

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and AC combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC regimens are among the most commonly prescribed highly emetogenic chemotherapy regimens as defined by both the National Comprehensive Cancer Network (“NCCN”) and the American Society of Clinical Oncology.

In February 2017, the NCCN included SUSTOL as a part of its NCCN Clinical Practice Guidelines in Oncology for Antiemesis Version 1.2017. The NCCN has given SUSTOL a Category 1 recommendation, the highest level category of evidence and consensus, for use in the prevention of acute and delayed CINV in patients receiving highly emetogenic chemotherapy regimens or MEC regimens. The guidelines now identify SUSTOL as a “preferred” agent for preventing CINV following MEC. Further, the guidelines highlight the unique, extended-release formulation of SUSTOL.

CINVANTI (HTX-019)

We submitted an NDA with the FDA for CINVANTI using the 505(b)(2) regulatory pathway. Our NDA for CINVANTI is pending review with the FDA, and has been assigned a Prescription Drug User Fee Act goal date of November 12, 2017.

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

Our NDA submission includes data demonstrating the bioequivalence of CINVANTI to EMEND for Injection, supporting its efficacy for the prevention of both acute and delayed CINV with both MEC and highly emetogenic chemotherapy. Results also showed CINVANTI was better tolerated than EMEND for Injection, with significantly fewer adverse events reported with CINVANTI.

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

Inguinal Hernia Repair – Study 202

In September 2016, we reported interim efficacy and safety results from Study 202, a randomized, placebo-controlled, double-blind Phase 2 clinical study in patients undergoing inguinal hernia repair. The study evaluated the efficacy and safety of three formulations of HTX-011 and two routes of administration into the wound (injection and instillation). Instillation into the incision site is an easier and potentially safer route of administration as it avoids multiple injections around the wound (as many as 100 or more in large operations).

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

Bunionectomy – Study 201 and Study 208

In September 2015, we reported positive, top-line results from Study 201, a randomized, placebo-controlled, double-blind, Phase 2 clinical trial of HTX-011 in patients undergoing bunionectomy. The primary and all key secondary endpoints in this study were achieved.

In August 2016, we reported preliminary positive, top-line efficacy results from the initial portion of Study 208, a randomized, placebo-and active-controlled, double-blind Phase 2 clinical study in patients undergoing bunionectomy. This study evaluated the efficacy and safety of two formulations of HTX-011 at 200 mg compared to the standard dose of bupivacaine solution and placebo. Bupivacaine solution is the standard-of-care agent for the management of post-operative pain. In addition, HTX-011 was evaluated when administered via Mayo Block (nerve block via closed wound injection) or infiltration (open wound injection).

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

Abdominoplasty – Study 203

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

Additionally, HTX-011 produced significant reductions (p=0.011) in the use of opioid rescue medication through 96 hours following abdominoplasty, as compared to placebo. To date, HTX-011 continues to be generally well tolerated in Phase 2.

Biochronomer Technology

Our proprietary Biochronomer technology is designed to deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period from days to weeks with a single administration. Our Biochronomer technology consists of bioerodible polymers that have been the subject of comprehensive animal and human toxicology studies that have shown evidence of the safety of the polymer. When administered, the polymers undergo controlled hydrolysis, resulting in a controlled, sustained release of the pharmacological agent encapsulated within the Biochronomer-based composition. Furthermore, our Biochronomer technology is designed to permit more than one pharmacological agent to be incorporated, such that multimodal therapy can be delivered with a single administration.

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

Our critical accounting policies include: revenue recognition, inventory, accrued clinical liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 23, 2017.

Recent Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Product Sales

For the three months ended March 31, 2017, we recognized net product sales of $3.6 million for sales of SUSTOL. SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. At this point in the SUSTOL commercial launch, we have recognized net product sales as revenue only when our Customers have sold SUSTOL to their customers, the end users. As of March 31, 2017, we have deferred $5.2 million in SUSTOL sales to our Customers. SUSTOL is our first commercial product and, as such, there was no comparable activity during the three months ended March 31, 2016. SUSTOL sales for the remainder of 2017 may be affected by a number of factors, including physician and patient adoption, pricing and reimbursement terms, and competitive factors, including the potential entry of a generic form of ALOXI® (palonosetron). See Part II, Item 1A “Risk Factors” for additional information that may affect net sales.

Cost of Product Sales

For the three months ended March 31, 2017, we recognized cost of product sales of $0.3 million for sales of SUSTOL. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the first quarter of 2017 included a one-time charge of $0.9 million resulting from the write-off of short-dated inventory. There was no comparable activity during the three months ended March 31, 2016.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
SUSTOL-related costs	$3,163	$1,961
CINVANTI-related costs	5,927	710
HTX-011-related costs	14,192	3,264
New product development related costs	28	608
Personnel and related costs	4,848	6,392
Stock-based compensation expense	3,208	2,073
Facility-related costs	978	484
Other	1,040	600

Total research and development expense	$33,384	$16,092

For the three months ended March 31, 2017, research and development expense increased to $33.4 million from $16.1 million for the same period in 2016. The increase in research and development expense was primarily due to an increase in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011 of $10.9 million, an increase in CINVANTI development costs of $5.2 million, an increase in costs related to SUSTOL of $1.2 million and an increase in stock-based compensation expense of $1.1 million. These increases were partially offset by a decrease in personnel and related costs of $1.5 million.

General and Administrative Expense

For the three months ended March 31, 2017, general and administrative expense increased to $6.7 million from $5.4 million for the same period in 2016. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense of $0.7 million and an increase in headcount and related expense and professional fees to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the three months ended March 31, 2017, sales and marketing expense was $11.6 million which was comparable to $11.9 million for the same period in 2016. Sales and marketing expense primarily consists of salaries and related expenses, stock-based compensation expense and other costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to SUSTOL.

Interest Expense, net

For the three months ended March 31, 2017, interest expense, net, was $1.0 million compared to $0.1 million for the same period in 2016. The increase in interest expense, net was primarily due to interest expense incurred in the first quarter of 2017 related to our Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in August 2016. For the three months ended March 31, 2017, interest expense, net, primarily consisted of interest expense related to the Promissory Note, as well as interest expense and amortization of debt discount related to the Senior Secured Convertible Notes (the “Convertible Notes”).

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $165.2 million. This compares to $51.1 million in cash, cash equivalents and short-term investments as of December 31, 2016. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three months ended March 31, 2017 was $50.3 million, or $1.00 per share, compared to a net loss of $33.4 million, or $0.92 per share, for the same period in 2016. Our net cash used for operating activities for the three months ended March 31, 2017 was $50.6 million compared to net cash used for operating activities of $32.4 million for the same period in 2016. The increase in net loss in 2017 as compared to 2016 was primarily due to clinical and manufacturing costs related to our Phase 2 clinical studies for HTX-011 and costs associated with the development of CINVANTI. The increase in net cash used for operating activities was due to cash used for the continued development of HTX-011 and CINVANTI, as well as changes in working capital associated with the launch of SUSTOL.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

In January 2017, we completed a public offering of common stock as a result of which we received $163.7 million in proceeds, net of issuance costs.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was subject to the achievement of a corporate milestone. The additional $50.0 million was not drawn down due to the expiration of the corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

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

Contractual Obligations

We enter into agreements from time to time with clinical sites and clinical research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based in part upon the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, certain employees have received or will receive a one-time severance payment upon termination, as well as other benefits as required by the executive employment or management retention agreements. We expect to fulfill our remaining obligation under these agreements in the second quarter of 2018 (see Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2017. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are substantially dependent upon the success of SUSTOL®, and, if SUSTOL does not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

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

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of SUSTOL may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•	the scope of our approved product label;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

•	our ability to raise patient and physician awareness of CINV associated with AC combination chemotherapy regimens or MEC and encourage physicians to look for incidence of CINV among patients;

•	the cost-effectiveness of our product;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our product;

•	the size of the potential market for our product;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our product or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our product or similar classes of drugs;

•	product liability litigation alleging injuries relating to the product or similar classes of drugs;

•	our ability to maintain and defend our patents for SUSTOL;

•	our ability to continue to have SUSTOL manufactured at a commercial production level successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture SUSTOL;

•	our ability to access third parties to manufacture and distribute our product on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our product;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our product;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our product.

Our business will be adversely affected if, due to these or other factors, our commercialization of SUSTOL does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize SUSTOL, our business and results of operations will suffer.

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market SUSTOL or any other products we may develop, our product sales may be adversely affected.

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

If we cannot establish satisfactory pricing of SUSTOL or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

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

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that CINVANTI®, HTX-011 or any other of our product candidates will have favorable results in future studies or trials or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied upon as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 clinical trials before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical trials achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 clinical trials. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

We have used contract research organizations (“CROs”) to oversee our clinical trials for SUSTOL, CINVANTI and HTX-011, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

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

We depend on third-party suppliers and contract manufacturers to manufacture SUSTOL, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of any product, including SUSTOL. Our ability to successfully commercialize SUSTOL, as well as any other products or product candidates that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into a single-source, long-term commercial manufacturing agreement for the manufacture of SUSTOL and have a long-term agreement for the manufacture of our Biochronomer technology, we may not be able to successfully negotiate long-term agreements with any additional third parties and thereby reduce or remove our dependence on a single supplier. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with current Good Manufacturing Practices (“cGMP”) before we can obtain approval to manufacture our products and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: ALOXI® (palonosetron, marketed by Eisai, Inc. in conjunction with Helsinn Healthcare S.A.); AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN) and granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL). Currently, ALOXI is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or anthracycline and cyclophosphamide combination chemotherapy, which is considered to be a highly emetogenic chemotherapy (“HEC”) regimen by the National Comprehensive Cancer Network and the American Society of Clinical Oncology. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with HEC regimens.

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

Pricing for therapeutics can be extremely competitive, and strict formulary guidelines enforced by payors may create significant challenges in the acceptance and profitability of branded products. The market for generic products can be very lucrative, and it is dominated by companies that may have much larger distribution capabilities than we may have in the future. It can be very difficult to predict the timing of the launch of generic products given the commonality of litigation with manufacturers over anticipated patent expiration. Our inability to accurately foresee and plan for generic product launches that may compete with our products may significantly impact our potential revenues from such products. Upon the expiration or loss of patent protection for a branded product, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of a drug that may compete with one of our products, we could quickly lose a significant portion of our sales of that product. The inability for a branded product we may sell to successfully compete against generic products could negatively impact sales of our product, reduce our ability to grow our business and significantly harm our business prospects. For example, while we had expected that generic versions of ALOXI (palonosetron) would launch in September 2018, a U.S. court of appeals decision in May 2017 found in favor of a generic drug company challenging the ALOXI patents. An adverse outcome in the case (which remains subject to appeal) could result in the entry of a generic form of ALOXI earlier than previously expected. If this was to happen, we would expect increased competition for SUSTOL, which could reduce SUSTOL sales and harm our business prospects. These and other risks relating to the potential entry of a generic product competing with SUSTOL are difficult to assess in terms of timing and impact on our operations and prospects.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $636.3 million through March 31, 2017. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $165.2 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the degree of commercial success of SUSTOL; the scope, rate of progress, results and costs of preclinical testing and clinical trials; an approval decision by the FDA with respect to CINVANTI; the timing and costs associated with the commercial launch of CINVANTI, if approved; the degree of commercial success of CINVANTI, if approved; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop and general market conditions.

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Secured Convertible Notes (“Convertible Notes”) also include restrictions on our use of cash and financial activities and both the Convertible Notes and the Subordinated Secured Promissory Note (the “Promissory Note”) are secured by liens on substantially all of our assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

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

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying the FDA’s, and other regulatory agencies’, requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

•	insufficient funds to conduct clinical trials;

•	the inability to find partners, if necessary, for support, including research, development, manufacturing or clinical needs;

•	the failure of tests or studies necessary to submit an NDA, such as clinical studies, bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies;

•	the failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•	any delay in completion of clinical trials, resulting in increased costs;

•	any delay in obtaining advice from the FDA or similar regulatory authorities; and

•	the inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Additionally, in 2013, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2014 fiscal year. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

In addition, we may in the future be subject to the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

The FDA or other regulatory authorities may conclude that we have violated applicable laws, rules or regulations, and we may therefore be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. Such enforcement actions could cause us reputational harm and divert the attention of our management from our business operations. Likewise, our distribution and contracting partners and those providing vendor support services may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of SUSTOL or any other products we may develop, which may adversely impact sales of SUSTOL or any other products we may develop or trigger indemnification obligations. These consequences, could, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2017, we had a total of 16 issued U.S. patents and an additional 27 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between June 2018 and March 2026. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of March 31, 2017, we would be required to issue an aggregate of 7,634,238 shares, representing 12% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on January 23, 2017, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of TCP was 8,332,907 shares, or 16% of our outstanding shares, after giving effect to the shares issued in our January 2017 equity financing. In addition, as of March 31, 2017, TCP has the right to acquire 6,107,390 shares upon conversion of the Convertible Notes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 10, 2017	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive)

/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document