Form 10-Q
period 2017-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2017-08-09
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 26, 2017 was 54,138,733.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I.     FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$30,277	$13,414
Short-term investments	78,986	37,724
Accounts receivable, net	18,616	1,960
Inventory	4,801	5,340
Prepaid expenses and other current assets	3,673	3,705

Total current assets	136,353	62,143
Property and equipment, net	5,754	5,076
Other assets	263	263

Total assets	$142,370	$67,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,315	$6,814
Accrued clinical liabilities	14,416	13,207
Accrued payroll and employee liabilities	7,258	8,414
Other accrued liabilities	12,233	6,288
Deferred revenue	4,788	1,099
Convertible notes payable to related parties, net of discount	3,285	2,911

Total current liabilities	48,295	38,733
Promissory note payable to related party	25,000	50,000

Total liabilities	73,295	88,733

Stockholders’ equity (deficit):
Common stock	539	394
Additional paid-in capital	747,641	564,343
Accumulated other comprehensive loss	(6)	(17)
Accumulated deficit	(679,099)	(585,971)

Total stockholders’ equity (deficit)	69,075	(21,251)

Total liabilities and stockholders’ equity (deficit)	$142,370	$67,482

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$8,510	$—	$12,142	$—
Operating expenses:
Cost of product sales	1,013	—	2,199	—
Research and development	28,597	27,286	61,981	43,378
General and administrative	6,185	4,774	12,927	10,141
Sales and marketing	14,770	11,006	26,389	22,859

Total operating expenses	50,565	43,066	103,496	76,378

Loss from operations	(42,055)	(43,066)	(91,354)	(76,378)
Interest expense, net	(744)	(160)	(1,774)	(293)

Net loss	(42,799)	(43,226)	(93,128)	(76,671)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	24	(2)	11	39

Comprehensive loss	$(42,775)	$(43,228)	$(93,117)	$(76,632)

Basic and diluted net loss per share	$(0.80)	$(1.17)	$(1.79)	$(2.09)

Shares used in computing basic and diluted net loss per share	53,791	37,048	52,170	36,639

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(93,128)	$(76,671)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	16,171	11,186
Depreciation and amortization	741	489
Amortization of debt discount	374	336
Loss on disposal of property and equipment	5	—
(Accretion of discount) amortization of premium on short-term investments	(168)	196
Change in operating assets and liabilities:
Accounts receivable	(16,656)	—
Prepaid expenses and other current assets	32	325
Inventory	539	(3,312)
Accounts payable	(499)	5,361
Accrued clinical liabilities	1,209	4,254
Accrued payroll and employee liabilities	(1,156)	(154)
Deferred revenue	3,689	—
Other accrued liabilities	6,236	(1,471)

Net cash used for operating activities	(82,611)	(59,461)
Investing activities:
Purchases of short-term investments	(93,776)	—
Maturities and sales of short-term investments	52,693	43,129
Purchases of property and equipment	(1,424)	(1,911)

Net cash (used for) provided by investing activities	(42,507)	41,218
Financing activities:
Net proceeds from sale of common stock	163,747	—
Repayment of promissory note payable	(25,000)	—
Proceeds from purchases under the Employee Stock Purchase Plan	576	251
Proceeds from stock option exercises	2,658	4,755

Net cash provided by financing activities	141,981	5,006

Net increase (decrease) in cash and cash equivalents	16,863	(13,237)
Cash and cash equivalents at beginning of year	13,414	75,180

Cash and cash equivalents at end of period	$30,277	$61,943

Supplemental disclosure of cash flow information:
Interest paid	$1,789	$—

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

1.    Business

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already approved pharmacological agents for patients suffering from cancer or pain.

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

We have two investigational pharmaceutical products for patients suffering from cancer or postoperative pain.

CINVANTI™ (HTX-019), an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, has been developed for the prevention of CINV as an adjunct to other antiemetic agents. We submitted a New Drug Application (“NDA”) with the FDA for CINVANTI. Our NDA is pending review with the FDA and has been assigned a Prescription Drug User Fee Act goal date of November 12, 2017.

HTX-011 is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. The Phase 2 development program for HTX-011 was designed to target the many patients undergoing a wide range of surgeries who experience significant postoperative pain. Following an End-of-Phase 2 meeting with the FDA, we recently initiated patient enrollment in our Phase 3 program and anticipate completing our Phase 3 program in the first half of 2018. We expect to file an NDA in 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant operating losses and negative cash flows from operations. As of June 30, 2017, our accumulated deficit was $679.1 million, and we had $109.3 million in cash, cash equivalents and short-term investments. Our capital requirements going forward will depend on numerous factors, including, but not limited to: the degree of commercial success of SUSTOL; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; an approval decision by the FDA with respect to CINVANTI; the timing and costs associated with the commercial launch of CINVANTI, if approved; the degree of commercial success of CINVANTI, if approved; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions. We expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic collaborations and licensing arrangements, or other sources of financing. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by our failure to achieve significant business objectives, covenants applicable to our Senior Secured Convertible Notes (the “Convertible Notes”) and Subordinated Secured Promissory Note (the “Promissory Note”), and numerous other factors. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 23, 2017.

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

The following is a summary of our available-for-sale securities (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States government and agency	$19,983	$—	$(2)	$19,981
United States corporate debt	12,593	—	(3)	12,590
United States commercial paper	25,451	—	(1)	25,450
Foreign commercial paper	25,960	—	—	25,960

Total	$83,987	$—	$(6)	$83,981

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States corporate debt	$12,048	$—	$(9)	$12,039
Foreign corporate debt	14,065	—	(8)	14,057
United States commercial paper	8,635	—	—	8,635
Foreign commercial paper	2,993	—	—	2,993

Total	$37,741	$—	$(17)	$37,724

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize impairment losses for any of the three and six months ended June 30, 2017 and 2016.

Realized gains and losses associated with our investments, if any, are reported in the statement of comprehensive loss. There were no realized gains or losses for any of the three and six months ended June 30, 2017 and 2016.

Our bank and investment accounts have been placed under control agreements in accordance with the Convertible Notes and the Promissory Note (see Note 6).

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

Sales of SUSTOL to ASD Specialty Healthcare, Inc. and Cardinal Health, Inc. each accounted for 10% or more of our net revenues for the six months ended June 30, 2017. The loss of either of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

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

As of June 30, 2017, inventory totaled $4.8 million, which consisted of raw materials of $1.4 million, work in process of $1.3 million and finished goods of $2.1 million. For the three and six months ended June 30, 2017, we recognized cost of product sales of $1.0 million and $2.2 million, respectively, for sales of SUSTOL, which primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales included a one-time charge of $0.9 million resulting from the write-off of short-dated inventory in March 2017.

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions.

Product sales are recognized as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees and other deductions. At this point in the SUSTOL commercial launch, we do not yet have sufficient historical data regarding the third-party payor mix and resulting rebates related to shipments of SUSTOL to our Customers. In addition, we do not currently have the data necessary to provide sufficient visibility into the ultimate utilization of SUSTOL, which inhibits our ability to determine a reasonable estimate of potential returns. As a result, we are not yet able to make reliable estimates necessary to meet certain of the key recognition criteria to recognize product sales as revenue with respect to shipments of SUSTOL to our Customers. Accordingly, revenue related to shipments to our Customers is deferred, except to the extent that our Customers have resold SUSTOL to healthcare providers (sell-through approach). As of June 30, 2017, product sales of $4.8 million to our Customers have been deferred and are recorded as deferred revenue on our unaudited condensed consolidated balance sheet.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•	Product Returns — We allow our Customers to return product for credit 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•	Distributor Fees — We offer contractually determined discounts to our Customers. These discounts are paid on a quarterly basis within two months after the quarter in which product was shipped.

•	Group Purchasing Organization (“GPO”) Discounts and Rebates — We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase SUSTOL from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are based on actual purchase levels during the quarterly rebate purchase period.

•	GPO Administrative Fees — We pay administrative fees to GPO’s for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO’s members.

•	Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL was sold.

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

The following provides a summary of activity with respect to our accrued distributor fees, rebates and chargebacks and product returns for the six months ended June 30, 2017 (in thousands):

	Product Returns	Distributor Fees	GPO Fees, Rebates and Chargebacks	Total
Balance at December 31, 2016	$49	$72	$221	$342
Provision	248	744	5,063	6,055
Payments/credits	(1)	(507)	(1,557)	(2,065)

Balance at June 30, 2017	$296	$309	$3,727	$4,332

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss for all periods presented.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, warrants and shares of common stock underlying Convertible Notes are considered to be common stock equivalents and are included in the calculation of diluted EPS only when their effect is dilutive.

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

The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of June 30,
	2017	2016
Stock options outstanding	11,966	8,747
Warrants outstanding	625	600
Shares of common stock underlying Convertible Notes outstanding	7,749	7,301

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

Not Yet Adopted

In May 2017, FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. We plan to adopt the provisions of ASU 2017-09 in the first quarter of 2018. We do not expect the adoption of ASU 2017-09 to have a material impact on our results of operations or financial condition.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The provisions of ASU 2014-09 allow for either a full retrospective or a modified retrospective adoption approach. We plan to adopt the provisions of ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. We have performed a review of ASU 2014-09 compared to our current accounting policies and we are currently reviewing our customer contracts. Although our review of our customer contracts is not complete, we expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures. Specifically, as disclosed above in our revenue recognition policy, we recognize revenue using the sell-through approach through June 30, 2017. Under ASU 2014-09, we will be required to estimate our sales allowances at the time of sale, resulting in earlier recognition of revenue. During the second half of 2017, we plan to finalize our review of product revenues to determine the impact that ASU 2014-09 may have on our results of operations, financial position and related disclosures.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at June 30, 2017 and December 31, 2016 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$21,790	$21,790	$—	$—
United States government and agency	19,981	4,997	14,984	—
United States corporate debt securities	12,590	—	12,590	—
United States commercial paper	25,450	—	25,450	—
Foreign commercial paper	25,960	—	25,960	—

Total	$105,771	$26,787	$78,984	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,493	$11,493	$—	$—
United States corporate debt securities	12,039	—	12,039	—
Foreign corporate debt securities	14,057	—	14,057	—
United States commercial paper	8,635	—	8,635	—
Foreign commercial paper	2,993	—	2,993	—

Total	$49,217	$11,493	$37,724	$—

As of June 30, 2017, cash and cash equivalents included $5.0 million of available-for-sale securities with contractual maturities of less than three months and short-term investments included $79.0 million of available-for-sale securities with contractual maturities of one year or less. As of December 31, 2016, short-term investments included $37.7 million of available-for-sale securities with contractual maturities of one year or less. The money market funds as of June 30, 2017 and December 31, 2016 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.

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

5.    Realignment of Goals and Objectives and New Development Focus

Following the approval of SUSTOL and consistent with our transition into a commercial-stage biotechnology company, we realigned our goals and objectives and refocused our development efforts to the area of postoperative pain management. On October 18, 2016, we entered into a lease agreement for new office and laboratory space in San Diego, California, which became our corporate headquarters in December 2016. On September 30, 2016, the board of directors accepted the resignations of three executive officers, and these executive officers and other employees directly affected by the realignment and refocusing were or will be provided with one-time severance payments upon termination, continued benefits for a specified period of time and outplacement assistance.

We expect to incur total expenses of $9.9 million in connection with these activities, $6.0 million of which is primarily for severance, and $3.9 million of which is for non-cash, stock-based compensation expense. From September 30, 2016 through June 30, 2017 we have recognized a total expense of $9.5 million. The remaining $0.4 million relates to employees who are being retained until the fourth quarter of 2017 and is being expensed on a straight-line basis over the retention period.

The Company expects to make the final payment resulting from the realignment of our goals and objectives and new development focus in the second quarter of 2018. As of June 30, 2017, we have paid $3.7 million of the total $6.0 million cash charges.

For the three months ended June 30, 2017, total expenses were $0.6 million, which was included in research and development expense. For the six months ended June 30, 2017, total expenses were $1.7 million, with $1.4 million included in research and development expense and $0.3 million in general and administrative expense.

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

As of June 30, 2017, we were in compliance with all covenants under the Convertible Notes. Upon the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2017, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. For the three months ended June 30, 2017 and 2016, interest expense relating to the stated rate was $0.1 million and $0.1 million, respectively, and interest expense relating to the amortization of the debt discount was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, interest expense relating to the stated rate was $0.2 million for each period, and interest expense relating to the amortization of the debt discount was $0.4 million and $0.3 million, respectively.

As of June 30, 2017, the carrying value of the Convertible Notes was $3.3 million, which is comprised of the $6.2 million principal amount of the Convertible Notes outstanding, less debt discount of $2.9 million. At June 30, 2017, the Convertible Notes were convertible into 7.7 million shares of our common stock.

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

For the three and six months ended June 30, 2017, interest expense was $0.8 million and $1.8 million, respectively. There was no interest expense associated with the Promissory Note recognized during the three and six months ended June 30, 2016. As of June 30, 2017, the outstanding principal amount of the Promissory Note was $25.0 million, as we paid $25.0 million towards the outstanding principal amount during the second quarter of 2017.

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

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2017:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2017	11,845	$14.44	7.60
Granted	1,022	$14.21
Exercised	(315)	$8.45
Expired and forfeited	(586)	$18.89

Balance at June 30, 2017	11,966	$14.36	7.18

For the six months ended June 30, 2017, 315,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in proceeds to us of $2.7 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$2,955	$2,329	$6,163	$4,402
General and administrative	2,552	1,798	4,926	3,465
Sales and marketing	2,643	1,704	5,082	3,319

Stock-based compensation expense included in operating expenses	$8,150	$5,831	$16,171	$11,186

Impact on basic and diluted net loss per share	$0.15	$0.16	$0.31	$0.31

As of June 30, 2017, there was $72.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.7 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Dividend yield	0.0%	0.0%
Volatility	81.4%	90.6%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2017	2016
Risk-free interest rate	1.0%	0.4%
Dividend yield	0.0%	0.0%
Volatility	56.0%	85.1%
Expected life (months)	6	6

8.    Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2017.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. In 2017, we adopted ASU 2016-09, which resulted in the recognition of $3.6 million of previously unrecognized tax benefits in deferred tax assets, fully offset by a valuation allowance. The disclosures included in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 continue to be accurate for the three and six months ended June 30, 2017.

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

Factors that might cause these differences include the following:

•	our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and for future product candidates, including our positioning relative to competing products;

•	estimates of the outcomes of our New Drug Application (“NDA”) submission to the U.S. Food and Drug Administration (“FDA”) for CINVANTI™ (HTX-019) (“CINVANTI”) and potential regulatory approval for and commercial launch of CINVANTI;

•	any limitations or unfavorable warning or cautionary language that the FDA may ultimately impose on the label for CINVANTI;

•	the potential market opportunities for SUSTOL, CINVANTI and HTX-011;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;

•	whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies, and our ability to submit for and obtain regulatory approval for product candidates, in our anticipated timing, or at all;

•	our ability to meet the post-marketing study requirements within the FDA’s mandated timelines and to obtain favorable results and comply with standard post-marketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL or any of our product candidates;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® sustained-release drug delivery technology (“Biochronomer technology”);

•	our ability to establish key collaborations and vendor relationships for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

Overview

Heron Therapeutics, Inc. is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already approved pharmacological agents for patients suffering from cancer or pain.

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

We have two investigational pharmaceutical products for patients suffering from cancer or postoperative pain. CINVANTI, an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant, has been developed for the prevention of CINV as an adjunct to other antiemetic agents. We submitted an NDA with the FDA for CINVANTI using the 505(b)(2) regulatory pathway. HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam, is being developed for the prevention of postoperative pain. The Phase 2 development program for HTX-011 was designed to target the many patients undergoing a wide range of surgeries who experience significant postoperative pain. Following an End-of-Phase 2 meeting with the FDA, we recently initiated patient enrollment in our Phase 3 program and anticipate completing our Phase 3 program in the first half of 2018. We expect to file an NDA in 2018.

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

CINVANTI is a proprietary, intravenous formulation of aprepitant, an NK1 receptor antagonist for the prevention of CINV. NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. Currently, the only injectable NK1 receptor antagonist approved in the U.S., EMEND® for Injection (fosaprepitant), contains polysorbate 80, a surfactant, which may cause hypersensitivity reactions, infusion site reactions or other adverse reactions in some patients. Our formulation for CINVANTI does not contain a synthetic surfactant and may have a lower incidence of certain types of adverse reactions than reported with the other commercially available injectable NK1 receptor antagonist.

Our NDA submission includes data demonstrating the bioequivalence of CINVANTI to EMEND for Injection, supporting its efficacy for the prevention of both acute and delayed CINV with both MEC and highly emetogenic chemotherapy. Results also showed CINVANTI was better tolerated than EMEND for Injection, with significantly fewer adverse events reported with CINVANTI.

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer technology, is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. The Phase 2 development program for HTX-011 was designed to target the many patients undergoing a wide range of surgeries who experience significant postoperative pain.

In August 2017, we announced the positive outcome of a recent End-of-Phase 2 meeting with the FDA. General agreement was reached with the FDA on the design and key elements for HTX-011’s Phase 3 program that will be required to support an NDA. The program includes two pivotal Phase 3 efficacy studies in bunionectomy and hernia repair, representing a bony model and a soft tissue model, respectively. The Phase 3 studies are designed to achieve broad indication for the reduction in postoperative pain for 72 hours following surgery. The primary endpoints of the Phase 3 efficacy studies will be the difference in mean area under the curve (“AUC”) of pain intensity scores through 72 hours compared with placebo. The first key secondary endpoints will be the difference in mean AUC of pain intensity scores through 72 hours compared with bupivacaine.

Additional key secondary endpoints measuring reduction in opioid use and proportion of subjects who are opioid-free are included to support an opioid-sparing claim. In addition to the Phase 3 efficacy studies, approximately 200 patients will be enrolled in a Phase 3 safety and pharmacokinetic (“PK”) study to meet the target patient numbers established by the FDA and to provide further evidence of the broad utility of HTX-011 across multiple surgical models. Importantly, the FDA noted that, beyond the agreed-upon Phase 3 program, no additional clinical work is needed to meet the “Combination Rule” for fixed-dose combination products. We recently initiated patient enrollment in our Phase 3 program and anticipate completing our Phase 3 program in the first half of 2018. We expect to file an NDA in 2018.

In August 2017, we reported final Phase 2 study results using the doses, route of administration and statistical methodology that will be used in the Phase 3 studies. These results indicate that HTX-011 has consistently demonstrated superiority over placebo and bupivacaine, the current standard of care, in all surgical models evaluated. In the first quarter of 2017 and third quarter of 2016, we reported positive efficacy and safety results from studies in our Phase 2 clinical development program for HTX-011. HTX-011 has been generally well tolerated in the Phase 2 program, which has involved more than 600 administrations of HTX-011. The most frequent treatment-related adverse events reported have been nausea and vomiting, which occurred at similar rates in active and control patients.

Bunionectomy – Study 201 and Study 208

In August 2017, we reported final Phase 2 study results from Studies 201 and 208 using the doses, route of administration and statistical methodology that will be used in the Phase 3 studies. These results indicate that HTX-011 has consistently demonstrated superiority over placebo and bupivacaine, the current standard of care, in patients undergoing bunionectomy. These results were as follows:

•	60 mg of HTX-011 reduced pain through 72 hours significantly better than placebo (P=0.0003) and bupivacaine 50 mg (P=0.0166);

•	HTX-011’s pain reduction through 72 hours, as compared to placebo, was 24 times greater than a similar dose of bupivacaine.

In January 2017, we reported data from Study 208 that established the synergy between the local anesthetic bupivacaine and the anti-inflammatory meloxicam in HTX-011. Utilizing our Biochronomer technology, HTX-011 demonstrated a statistically significant benefit over each individual component alone, providing evidence for the synergistic activity of bupivacaine and meloxicam in the HTX-011 formulation. Further data from Study 208 demonstrated that a 60 mg dose of HTX-011 produced a statistically significant reduction in both pain and opioid use compared to a 50 mg dose of bupivacaine solution, further supporting the synergy observed with the two components of HTX-011.

In August 2016, we reported preliminary positive, top-line efficacy results from the initial portion of Study 208, a randomized, placebo- and active-controlled, double-blind Phase 2 clinical study in patients undergoing bunionectomy. This study evaluated the efficacy and safety of two formulations of HTX-011 at 200 mg compared to the standard dose of bupivacaine solution and placebo. Bupivacaine solution is the standard-of-care agent for the management of postoperative pain. In addition, HTX-011 was evaluated when administered via Mayo Block (nerve block via closed wound injection) or infiltration (open wound injection).

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

Inguinal Hernia Repair – Study 202

In August 2017, we reported final Phase 2 study results from Study 202 using the doses, route of administration and statistical methodology that will be used in our Phase 3 studies. These results indicate that HTX-011 has consistently demonstrated superiority over placebo and bupivacaine, the current standard of care, in patients undergoing inguinal hernia repair. These results were as follows:

•	300 mg dose of HTX-011 reduced pain through 72 hours significantly better than placebo (P=0.0045) and bupivacaine 75 mg (P=0.0427);

•	HTX-011’s pain reduction through 72 hours, as compared to placebo, was more than 4 times greater than bupivacaine.

In September 2016, we reported positive, interim efficacy and safety results from Study 202, a randomized, placebo-controlled, double-blind Phase 2 clinical study in patients undergoing inguinal hernia repair. The study evaluated the efficacy and safety of three formulations of HTX-011 and two routes of administration into the wound (injection and instillation). Instillation into the incision site is an easier and potentially safer route of administration as it avoids multiple injections around the wound (as many as 100 or more in large operations).

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

Abdominoplasty – Study 203

In August 2017, we reported final Phase 2 study results using the doses, route of administration and statistical methodology that will be used in the Phase 3 studies. These results indicate that HTX-011 has consistently demonstrated superiority over placebo and bupivacaine, the current standard of care, in patients undergoing abdominoplasty. These results were as follows:

•	400 mg of HTX-011 reduced pain through 72 hours significantly better than placebo (P=0.0041) and bupivacaine 100 mg (P=0.0399);

•	HTX-011’s pain reduction through 72 hours, as compared to placebo, was more than 5 times greater than bupivacaine.

In January 2017, we reported positive, topline results from Study 203, a randomized, placebo-controlled, dose-finding, Phase 2 clinical study evaluating the efficacy and safety of locally administered HTX-011 for postoperative anesthesia following abdominoplasty surgery. HTX-011 demonstrated statistically significant reductions in both pain intensity and the use of opioid rescue medications through 96 hours following surgery.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net Product Sales

For the three and six months ended June 30, 2017, we recognized net product sales of $8.5 million and $12.1 million, respectively, for sales of SUSTOL. SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. At this point in the SUSTOL commercial launch, we have recognized net product sales as revenue only when our Customers have sold SUSTOL to their customers, the end users. As of June 30, 2017, we have deferred $4.8 million in SUSTOL sales to our Customers. SUSTOL is our first commercial product, and, as such, there was no comparable activity during the three and six months ended June 30, 2016. SUSTOL sales for the remainder of 2017 may be affected by a number of factors, including physician and patient adoption, pricing and reimbursement terms, and competitive factors, including the potential entry of a generic form of ALOXI® (palonosetron). See Part II, Item 1A “Risk Factors” for additional information that may affect net sales.

Cost of Product Sales

For the three and six months ended June 30, 2017, we recognized cost of product sales of $1.0 million and $2.2 million, respectively. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL, as well as shipping and distribution costs. Cost of product sales included a one-time charge of $0.9 million resulting from the write-off of short-dated inventory in March 2017. There was no comparable activity during the three and six months ended June 30, 2016.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SUSTOL-related costs	$2,163	$1,500	$5,326	$3,461
CINVANTI-related costs	3,549	1,473	9,476	2,183
HTX-011-related costs	12,784	12,808	26,976	16,072
Personnel costs and other expenses	7,146	9,176	14,040	17,260
Stock-based compensation expense	2,955	2,329	6,163	4,402

Total research and development expense	$28,597	$27,286	$61,981	$43,378

For the three months ended June 30, 2017, research and development expense increased to $28.6 million from $27.3 million for the same period in 2016. The increase in research and development expense was primarily due to an increase in costs related to CINVANTI of $2.1 million, an increase in costs related to SUSTOL of $0.7 million, an increase in personnel and related costs of $0.8 million and an increase in stock-based compensation expense of $0.6 million. These increases were partially offset by a decrease in new product development costs of $3.4 million.

For the six months ended June 30, 2017, research and development expense increased to $62.0 million from $43.4 million for the same period in 2016. The increase in research and development expense was primarily due to an increase in costs related to HTX-011 of $10.9 million, including increases in manufacturing costs, as well as clinical costs associated with our HTX-011 Phase 2 clinical program, an increase in costs related to CINVANTI of $7.3 million, an increase in costs related to SUSTOL of $1.9 million and an increase in stock-based compensation expense of $1.8 million. These increases were partially offset by a decrease in new product development costs of $4.0 million and a decrease in personnel and related costs of $0.7 million.

We expect our research and development expenses to increase in the second half of 2017 to support our ongoing research and development efforts for our product candidates, including costs for our HTX-011 Phase 2 and Phase 3 clinical trials.

General and Administrative Expense

For the three and six months ended June 30, 2017, general and administrative expense was $6.2 million and $12.9 million, respectively, compared to $4.8 million and $10.1 million for the same periods in 2016. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense, as well as an increase in headcount and related expense and professional fees to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the three and six months ended June 30, 2017, sales and marketing was $14.8 million and $26.4 million, respectively, compared to $11.0 million and $22.9 million for the same periods in 2016. The increase in sales and marketing expense was primarily due to external costs to support the commercialization of SUSTOL, launch preparation activities for CINVANTI, market research and planning for our HTX-011 program, as well as an increase in stock-based compensation expense.

Interest Expense, net

For the three and six months ended June 30, 2017, interest expense, net, was $0.7 million and $1.8 million, respectively, compared to $0.2 million and $0.3 million for the same periods in 2016. The increase in interest expense, net was primarily due to interest expense incurred in the first half of 2017 related to our Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in August 2016. For the three and six months ended June 30, 2017, interest expense, net, primarily consisted of interest expense related to the Promissory Note, as well as interest expense and amortization of debt discount related to the Senior Secured Convertible Notes (the “Convertible Notes”), partially offset by interest income earned.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $109.3 million, compared to $51.1 million as of December 31, 2016.

Our net loss for the three and six months ended June 30, 2017 was $42.8 million, or $0.80 per share, and $93.1 million, or $1.79 per share, respectively, compared to a net loss of $43.2 million, or $1.17 per share, and $76.7 million, or $2.09 per share, for the same periods in 2016. Our net cash used for operating activities for the three and six months ended June 30, 2017 was $32.0 million and $82.6 million, respectively, compared to net cash used for operating activities of $27.1 million and $59.5 million for the same periods in 2016. The increase in net loss in 2017 as compared to 2016 was primarily due to continued development of HTX-011 and CINVANTI. The increase in net cash used for operating activities was due to cash used for the continued development of HTX-011 and CINVANTI, as well as changes in working capital associated with the launch of SUSTOL.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

In January 2017, we completed a public offering of common stock as a result of which we received $163.7 million in proceeds, net of issuance costs.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was subject to the achievement of a corporate milestone. The additional $50.0 million was not drawn down due to the expiration of the corporate milestone. There are no fees, no warrants and no equity conversion feature associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. As of June 30, 2017, the outstanding principal amount of the Promissory Note was $25.0 million, as we paid $25.0 million towards the outstanding principal amount during the second quarter of 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant operating losses and negative cash flows from operations. As of June 30, 2017, our accumulated deficit was $679.1 million, and we had $109.3 million in cash, cash equivalents and short-term investments. Our capital requirements going forward will depend on numerous factors, including, but not limited to: the degree of commercial success of SUSTOL; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; an approval decision by the FDA with respect to CINVANTI; the timing and costs associated with the commercial launch of CINVANTI, if approved; the degree of commercial success of CINVANTI, if approved; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions. We expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic collaborations and licensing arrangements, or other sources of financing. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by our failure to achieve significant business objectives, covenants applicable to our Senior Secured Convertible Notes (the “Convertible Notes”) and Subordinated Secured Promissory Note (the “Promissory Note”), and numerous other factors. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, certain employees have received or will receive a one-time severance payment upon termination, as well as other benefits as required by the executive employment or management retention agreements. We expect to fulfill our remaining obligation under these agreements in the second quarter of 2018 (see Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2017. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There has been no change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business is substantially dependent upon our ability to commercialize our recently approved product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”). Although members of our management team have prior experience launching new drugs, SUSTOL is the first product that the Company has launched.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of SUSTOL may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•	the scope of our approved product label;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

•	our ability to raise patient and physician awareness of chemotherapy-induced nausea and vomiting (“CINV”) associated with anthracycline and cyclophosphamide (“AC”) combination chemotherapy regimens or moderately emetogenic chemotherapy (“MEC”) and encourage physicians to look for incidence of CINV among patients;

•	the cost-effectiveness of our product;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our product;

•	the size of the potential market for our product;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our product or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our product or similar classes of drugs;

•	product liability litigation alleging injuries relating to the product or similar classes of drugs;

•	our ability to maintain and defend our patents for SUSTOL;

•	our ability to continue to have SUSTOL manufactured at a commercial production level successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture SUSTOL;

•	our ability to access third parties to manufacture and distribute our product on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our product;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our product;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our product.

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

Adoption of SUSTOL or any other product we may develop by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, SUSTOL or any other product we may develop may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for SUSTOL or any other product we may develop and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to SUSTOL or any other product we may develop. If SUSTOL or any other products we develop do not receive adequate reimbursement, our revenue could be severely limited.

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

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that CINVANTI™, HTX-011 or any other of our product candidates will have favorable results in future studies or trials or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied upon as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 clinical trials before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical trials achieve the specified endpoints, the U.S. Food and Drug Administration (the “FDA”) may determine that these data are not sufficient to allow the commencement of Phase 3 clinical trials. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

We face intense competition from other companies developing products for the prevention of CINV or postoperative pain.

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

If we are able to successfully develop HTX-011 for the prevention of postoperative pain, we will compete with MARCAINE (bupivacaine; marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine; marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension; marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for the prevention of postoperative pain that reach the market.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $679.1 million through June 30, 2017. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $109.3 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the degree of commercial success of SUSTOL; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; an approval decision by the FDA with respect to CINVANTI; the timing and costs associated with the commercial launch of CINVANTI, if approved; the degree of commercial success of CINVANTI, if approved; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying the FDA’s, and other regulatory agencies’, requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

•	insufficient funds to conduct clinical trials;

•	the inability to find partners, if necessary, for support, including research, development, manufacturing or clinical needs;

•	the failure of tests or studies necessary to submit a New Drug Application (“NDA”), such as clinical studies, bioequivalence studies in support of a 505(b)(2) regulatory filing, or stability studies;

•	the failure of clinical trials to demonstrate the safety and efficacy of our product candidates to the extent necessary to obtain regulatory approvals;

•	the failure by us or third-party investigators, CROs, or other third parties involved in the research to adhere to regulatory requirements applicable to the conduct of clinical trials;

•	the failure of preclinical testing and early clinical trials to predict results of later clinical trials;

•	any delay in completion of clinical trials, resulting in increased costs;

•	any delay in obtaining advice from the FDA or similar regulatory authorities; and

•	the inability to obtain regulatory approval of our product candidates following completion of clinical trials, or delays in obtaining such approvals.

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

We are subject to health care fraud and abuse regulations that are enforced by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product with marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products with marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•	the Federal health care programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal health care programs that are false or fraudulent. This false claims liability may attach in the event that a company is found to have knowingly submitted false average sales price, best price or other pricing data to the government or to have unlawfully promoted its products;

•	federal “sunshine” laws, now known as Open Payments, that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “payment or transfer of value” made or distributed to physicians and teaching hospitals; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union that becomes effective in May 2018. In addition, most healthcare providers who may prescribe products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2017, we had a total of 16 issued U.S. patents and an additional 27 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between June 2018 and March 2026. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by 1 patent issued in the U.S. with an expiration date of September 2035, and HTX-011 is protected by 4 patents in the U.S. with expiration dates ranging from May 2021 to April 2035. Our policy is to actively seek patent protection in the United States and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our outstanding Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of June 30, 2017, we would be required to issue an aggregate of 7,748,751 shares, representing 13% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on January 23, 2017, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 8,332,907 shares, or 16% of our outstanding shares, after giving effect to the shares issued in our January 2017 equity financing. In addition, as of June 30, 2017, TCP has the right to acquire 6,199,001 shares upon conversion of the Convertible Notes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Company’s Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

10.1*	Executive Employment Agreement, dated April 24, 2017, by and between the Company and Robert E. Hoffman

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 9, 2017	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive)

/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)

HERON THERAPEUTICS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Company’s Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

10.1*	Executive Employment Agreement, dated April 24, 2017, by and between the Company and Robert E. Hoffman

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.