Form 10-K
period 2017-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2018-02-27
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	[ x ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [  x ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 totaled $624,943,000 based on the closing price of $13.85 as reported by The Nasdaq Capital Market. As of February 1, 2018, there were 64,648,383 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2018 Annual Stockholders’ Meeting to be held on or about June 18, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

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

Factors that might cause these differences include the following:

•  our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”), CINVANTI™ (aprepitant) injectable emulsion (“CINVANTI”) and future product candidates, including our positioning relative to competing products;

•  estimates of the outcome of the commercial launch of CINVANTI;

•  whether the HTX-011 Phase 2 study results are indicative of the results in future studies;

•  the timing of completion and results of the Phase 3 studies of HTX-011;

•  the timing of the New Drug Application (“NDA”) submission to the U.S Food and Drug Administration (“FDA”) for HTX-011 and potential regulatory approval for and commercial launch of HTX-011;

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

•  our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies, and our ability to submit for and obtain regulatory approval for product candidates in our anticipated timing, or at all;

•  our ability to meet the postmarketing study requirements within the FDA’s mandated timelines and to obtain favorable results and comply with standard postmarketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL, CINVANTI or any of our product candidates;

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Annual Report on Form 10-K, and, except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934 (“Exchange Act”). You should carefully review all information therein.

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

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. We developed SUSTOL for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (“MEC”) or anthracycline and cyclophosphamide (“AC”) combination chemotherapy regimens. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI, was approved by the FDA. CINVANTI is an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant. We developed CINVANTI for the prevention of CINV as an adjunct to other antiemetic agents. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (“HEC”) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of MEC. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011 is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. The Phase 2 development program for HTX-011 was designed to target the many patients undergoing a wide range of surgeries who experience significant postoperative pain. Following an End-of-Phase 2 meeting with the FDA, we initiated our Phase 3 program, which completed enrollment in January 2018. We anticipate reporting top-line results in the first half of 2018, and we expect to file an NDA for HTX-011 in the second half of 2018. We have been granted Fast Track designation for HTX-011 by the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA.

CINV Product Portfolio

SUSTOL

SUSTOL is our first commercial product. SUSTOL was approved by the FDA on August 9, 2016, and we commenced commercial sales in the U.S. in October 2016.

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes our Biochronomer technology to maintain therapeutic levels of granisetron for ≥5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical studies that evaluated efficacy and safety in more than 2,000 patients with cancer. The efficacy of SUSTOL in preventing nausea and vomiting was evaluated in both the acute phase (day 1 following chemotherapy) and the delayed phase (days 2-5 following chemotherapy).

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and AC combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC combination chemotherapy regimens are among the most commonly prescribed HEC regimens as defined by both the National Comprehensive Cancer Network (“NCCN”) and the American Society of Clinical Oncology (“ASCO”).

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

CINVANTI

CINVANTI is our second commercial product. CINVANTI is an intravenous formulation of the NK1 receptor antagonist aprepitant. CINVANTI was approved by the FDA on November 9, 2017, and we commenced commercial sales in the U.S. in January 2018.

CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of HEC including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of MEC.

CINVANTI is a proprietary, intravenous formulation of aprepitant, an NK1 receptor antagonist for the prevention of CINV. NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. The only other injectable NK1 receptor antagonist currently approved in the U.S. for both acute and delayed CINV, EMEND ® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which may increase the risk of hypersensitivity reactions and other infusion site reactions. The CINVANTI formulation does not contain a synthetic surfactant, such as polysorbate 80. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed CINV associated with both MEC and HEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events reported with CINVANTI.

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

In August 2017, we announced the positive outcome of a recent End-of-Phase 2 meeting with the FDA. General agreement was reached with the FDA on the design and key elements for HTX-011’s Phase 3 program that will be required to support an NDA. The program includes two pivotal Phase 3 efficacy studies in bunionectomy and hernia repair, representing a bony model and a soft tissue model, respectively. Our Phase 3 program is designed to achieve a broad indication for the reduction in postoperative pain for 72 hours following surgery. The primary endpoints of the Phase 3 efficacy studies will be the difference in mean area under the curve (“AUC”) of pain intensity scores through 72 hours compared with placebo. The first key secondary endpoints will be the difference in mean AUC of pain intensity scores through 72 hours compared with bupivacaine. Additional key secondary endpoints measuring reduction in opioid use and proportion of subjects who are opioid-free are included to support an opioid-sparing claim. In addition to the Phase 3 efficacy studies, additional patients will be enrolled in ongoing Phase 2b studies to meet the target patient numbers established by the FDA and to provide further evidence of the broad utility of HTX-011 across multiple surgical models. Importantly, the FDA noted that, beyond the agreed-upon Phase 3 program, no additional clinical work is needed to meet the “Combination Rule” for fixed-dose combination products. Following our End-of-Phase 2 meeting with the FDA, we initiated our Phase 3 program, which completed enrollment in January 2018. We anticipate reporting top-line results in the first half of 2018, and we expect to file an NDA for HTX-011 in the second half of 2018.

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

Bunionectomy — Study 208

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

Inguinal Hernia Repair — Study 202

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

Abdominoplasty — Study 203

In August 2017, we reported updated preliminary Phase 2 study results using the statistical methodology that will be used in the Phase 3 studies. These results indicate that HTX-011 has consistently demonstrated superiority over placebo and bupivacaine, the current standard of care, in patients undergoing abdominoplasty. These results were as follows:

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 49 employees as of February 1, 2018. The sales and marketing infrastructure includes a targeted, oncology sales force to establish relationships with a focused group of oncologists and oncology nurses. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support. Additionally, the sales and marketing teams manage relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, and government accounts. We have also entered into an arrangement with a third-party for the provision of related supplemental services for CINVANTI.

Customers

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that subsequently resell SUSTOL to healthcare providers, the end users of SUSTOL.

We commenced commercial sales of CINVANTI in January 2018. CINVANTI is distributed in the U.S. through a limited number of specialty distributors and full line wholesalers that subsequently resell CINVANTI to healthcare providers and hospitals, the end users of CINVANTI.

Sales to two Customers accounted for 10% or more of our SUSTOL net revenues for the year ended December 31, 2017. The loss of either of these Customers could materially and adversely affect our business, results of operations, financial condition and cash flows. Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

We have engaged a third-party service provider to act as our exclusive distributor for commercial shipment and distribution of our products to our Customers in the U.S. In addition to distribution services, other related services, including product storage, returns, customer support and administrative support are provided.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors are many in number and include major and mid-sized pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. Any products that we may develop or discover will compete in highly competitive markets. Our potential competitors in these markets may succeed in developing products that could render our product candidates obsolete or non-competitive.

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai, Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with HEC regimens. According to Transparency Market Research, sales of therapeutics for the prevention of CINV approximated $620 million in 2013, and sales of such therapeutics are expected to reach $1 billion in 2020.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO; EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by Tesaro, Inc.) and potentially other products that include an NK1 receptor antagonist that reach the market. According to FactSet Research Systems, Inc., in 2015, Merck & Co.’s EMEND and EMEND IV generated U.S. sales of $535 million.

If we are able to successfully develop HTX-011 for the prevention of postoperative pain, we will compete with MARCAINE (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for the prevention of postoperative pain that reach the market. According to Decision Resources Group, LLC, the addressable market for HTX-011 consisted of 23 million procedures annually in the U.S. in 2012 and is expected to increase to 29 million in 2021.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of SUSTOL, CINVANTI or HTX-011. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our product candidates and for all of our commercial needs. We currently have long-term commercial supply agreements with certain third-party manufacturers. Our manufacturing and processing agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to SUSTOL, CINVANTI and HTX-011.

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

We intend to continue to seek appropriate patent protection for the product candidates in our research and development programs and their uses by filing patent applications in the U.S. and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations.

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2017, we had a total of 20 issued U.S. patents and an additional 27 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between June 2018 and March 2026. Currently, SUSTOL is covered by six patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by two patents issued in the U.S. with expiration dates of September 2035, and HTX-011 is protected by six patents in the U.S. with expiration dates ranging from May 2021 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business.

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

In the U.S., the FDA regulates pharmaceutical products. FDA regulations govern the testing, research and development activities, manufacturing, quality, storage, advertising, promotion, labeling, sale and distribution of pharmaceutical products. Accordingly, there is a rigorous process for the approval of new drugs and ongoing oversight of marketed products. We are also subject to foreign regulatory requirements governing clinical trials and drug products if products are tested or marketed abroad. The approval process outside the U.S. varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

See Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of the factors that could adversely impact our development of commercial products and industry regulation.

Regulation in the U.S.

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

An IND is the request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes information regarding the preclinical studies, the investigational product’s chemistry and manufacturing, supporting data and literature and the investigational plan and protocol(s). Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. An IND must become effective before human clinical trials begin. We have filed INDs in the U.S. and Clinical Trial Applications (“CTAs”) in the European Union (“EU”), and we may file additional INDs and CTAs in the future. We cannot assure that submission of any additional INDs or CTAs for any of our product candidates will result in authorization to commence clinical trials.

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

In Phase 4 clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. The FDA may require a commitment to conduct post-approval Phase 4 studies as a condition of approval. Additional studies and follow-up may be conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to timely conduct Phase 4 clinical trials and follow-up could result in withdrawal of approval for products approved under accelerated approval regulations.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the safety or effectiveness of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request or require additional Phase 4 clinical trials after a product is approved. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements on us and our third-party manufacturers.

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

Third-Party Payor Coverage and Reimbursement

Commercial success of SUSTOL, CINVANTI and any of our other product candidates that are approved or commercialized for any indication will depend, in part, on the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures, from time to time, propose and adopt initiatives aimed at cost containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the U.S. may cause reduced payments for drugs in the future include:

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

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we hope to sell our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take significant additional time. As in the U.S., the lack of satisfactory reimbursement or inadequate government pricing of any of our products would limit widespread use and lower potential product revenues.

Anti-Kickback, Fraud and Abuse and False Claims Regulation

We are subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of SUSTOL, CINVANTI and any other product candidates for which we obtain marketing approval. Arrangements with third-party payors and customers may expose us to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.

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

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union that becomes effective in May 2018. In addition, most healthcare providers who prescribe SUSTOL or CINVANTI or who may prescribe other products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Other Laws

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of The Nasdaq Capital Market, on which our shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the experimental use of animals.

Employees

As of February 1, 2018, we had 145 full-time employees; 73 are involved in research and development activities, 49 are involved in sales and marketing activities and 23 are involved in administration, human resources, finance, legal and information technology. None of our employees are covered by a collective bargaining agreement and management considers relations with our employees to be good.

Company Information

We were founded in February 1983 as a California corporation under the name AMCO Polymerics, Inc. (“AMCO”). AMCO changed its name to Advanced Polymer Systems, Inc. (“APS”) in 1984 and was reincorporated in the state of Delaware in 1987. APS changed its name to A.P. Pharma, Inc. (“APP”) in May 2001. In January 2014, APP changed its name to Heron Therapeutics, Inc.

We have executive offices located at 4242 Campus Point Court, Suite 200, San Diego, CA 92121. Our telephone number is (858) 251-4400. Our website address is www.herontx.com. We make our periodic and current reports available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K. We file our annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings with the SEC are also available to the public on the SEC’s website at http://www.sec.gov. Additional information regarding us, including our audited financial statements and descriptions of our business, is contained in the documents incorporated by reference in this Annual Report on Form 10-K. Our common stock is traded on The Nasdaq Capital Market, under the symbol “HRTX.”

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

Risks Related to Our Business

We are substantially dependent on the success of SUSTOL® and CINVANTITM, and if either SUSTOL or CINVANTI do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize our approved products, SUSTOL and CINVANTI. Although members of our management team have prior experience launching new drugs, SUSTOL and CINVANTI are the first two products that we have launched.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of SUSTOL and CINVANTI may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•  the scope of our approved product labels;

•  the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•  our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

•  our ability to raise patient and physician awareness of CINV associated with AC combination chemotherapy regimens, MEC or HEC and encourage physicians to look for incidence of CINV among patients;

•  the cost-effectiveness of our products;

•  acceptance by institutional formulary committees;

•  patient and physician satisfaction with our products;

•  the size of the potential market for our products;

•  our ability to obtain adequate reimbursement from government and third-party payors;

•  unfavorable publicity concerning our products or similar products;

•  the introduction, availability and acceptance of competing treatments;

•  adverse event information relating to our products or similar classes of drugs;

•  product liability litigation alleging injuries relating to the products or similar classes of drugs;

•  our ability to maintain and defend our patents for SUSTOL and CINVANTI;

•  our ability to continue to have SUSTOL and CINVANTI manufactured at commercial production levels successfully and on a timely basis;

•  the availability of raw materials necessary to manufacture SUSTOL and CINVANTI;

•  our ability to access third parties to manufacture and distribute our products on acceptable terms or at all;

•  regulatory developments related to the manufacture or continued use of our products;

•  conduct of post-approval study requirements and the results thereof;

•  the extent and effectiveness of sales and marketing and distribution support for our products;

•  our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•  any other material adverse developments with respect to the commercialization of our products.

Our business will be adversely affected if, due to these or other factors, our commercialization of SUSTOL or CINVANTI does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize SUSTOL or CINVANTI, our business and results of operations will suffer.

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market SUSTOL, CINVANTI or any other products we may develop, our product sales may be adversely affected.

We have established an internal sales organization for the sale, marketing and distribution of SUSTOL and CINVANTI, and we have entered into an arrangement with a third-party for the provision of related supplemental services for CINVANTI. In order to successfully commercialize any other product we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market SUSTOL, CINVANTI or any other product we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

If we cannot establish satisfactory pricing of SUSTOL, CINVANTI or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make SUSTOL, CINVANTI or any other product we may develop commercially viable. Our ability to commercialize SUSTOL, CINVANTI or any other product we may develop successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

Adoption of SUSTOL, CINVANTI or any other product we may develop by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, SUSTOL, CINVANTI or any other product we may develop may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for SUSTOL, CINVANTI or any other product we may develop and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to SUSTOL, CINVANTI or any other product we may develop. If SUSTOL, CINVANTI or any other products we develop do not receive adequate reimbursement, our revenue could be severely limited.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL, CINVANTI or any other product we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of SUSTOL, CINVANTI or any other products that are approved for marketing. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which may have a material adverse effect on our business, financial condition and results of operations.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that HTX-011 or any other of our product candidates will have favorable results in future studies or trials or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical trials achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

Our long-term viability and growth will depend on the successful development of products through our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early-stage clinical trials does not ensure that later-stage or larger-scale clinical trials will be successful. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors, including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials and compliance with extensive current Good Clinical Practices (“cGCP”).

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

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices and the Animal Welfare Act requirements. We, our CROs, and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that on inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP. In addition, all of our clinical trials must be conducted with product produced under cGCP. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

If our suppliers and contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize SUSTOL, CINVANTI or any other products we may develop, our costs will increase and our product sales may be severely hindered.

If in the future any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture our products in larger quantities and be able to show equivalency to the FDA in the manufacture of our products at commercial scale as compared to development batch size. The commercial success of our products will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled-up manufacturing for SUSTOL and CINVANTI in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

We depend on third-party suppliers and contract manufacturers to manufacture SUSTOL and CINVANTI, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including SUSTOL and CINVANTI. Our ability to successfully commercialize SUSTOL and CINVANTI, as well as any other products or product candidates that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL and CINVANTI, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into single-source, long-term commercial manufacturing agreements for the manufacture of SUSTOL and CINVANTI, and we have a long-term agreement for the manufacture of our Biochronomer technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of SUSTOL, CINVANTI or any other product we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with cGMP before we can obtain approval to manufacture our products and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai, Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy, which is considered to be a HEC regimen by the NCCN and the American Society of Clinical Oncology. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with HEC regimens.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron combined with the NK1 receptor antagonist netupitant, marketed by Eisai); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by Tesaro, Inc.) and potentially other products that include an NK1 receptor antagonist that reach the market.

If we are able to successfully develop HTX-011 for the prevention of postoperative pain, we will compete with MARCAINE (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for the prevention of postoperative pain that reach the market.

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

Pricing for therapeutics can be extremely competitive, and strict formulary guidelines enforced by payors may create significant challenges in the acceptance and profitability of branded products. The market for generic products can be very lucrative, and it is dominated by companies that may have much larger distribution capabilities than we may have in the future. It can be very difficult to predict the timing of the launch of generic products given the commonality of litigation with manufacturers over anticipated patent expiration. Our inability to accurately foresee and plan for generic product launches that may compete with our products may significantly impact our potential revenues from such products. On the expiration or loss of patent protection for a branded product, or on the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of a drug that may compete with one of our products, we could quickly lose a significant portion of our sales of that product. The inability for a branded product we may sell to successfully compete against generic products could negatively impact sales of our product, reduce our ability to grow our business and significantly harm our business prospects. For example, while we had expected that generic versions of ALOXI (palonosetron) would launch in September 2018, a U.S. Court of Appeals decision in May 2017 ruled in favor of a generic drug company challenging the ALOXI patents. Accordingly, we expect increased competition for SUSTOL, which could reduce SUSTOL sales and harm our business prospects. These and other risks related to the potential entry of generic product competing with SUSTOL are difficult to assess in terms of timing and impact on our operations and prospects.

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

We may engage in strategic transactions that could cause us to incur contingent liabilities, commitments or significant expense. In the course of pursuing strategic opportunities, we may evaluate potential acquisitions, licenses or investments in strategic technologies, products or businesses. Future acquisitions, licenses or investments could subject us to a number of risks, including, but not limited to:

•  our inability to appropriately evaluate and take into consideration the potential uncertainties associated with the other party to such a transaction, including, but not limited to, the prospects of that party and their existing products or product candidates and regulatory approvals;

•  difficulties associated with realizing the perceived potential for commercial success with respect to any acquired or licensed technology, product or business;

•  our ability to effectively integrate any new technology, product and/or business including personnel, intellectual property or business relationships into our Company;

•  our inability to generate revenues from acquired or licensed technology and/or products sufficient to meet our objectives in undertaking the acquisition or license or even to offset the associated acquisition and maintenance costs and/or assumption of liabilities; and

•  the distraction of our management from our existing product development programs and initiatives in pursuing an acquisition or license.

In connection with an acquisition or license, we must estimate the value of the transaction by making certain assumptions that may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. Any strategic transaction we may pursue may not result in the benefits we initially anticipate, may result in costs that end up outweighing the benefits and may adversely impact our financial condition and be detrimental to our future business prospects.

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

If we do enter into such arrangements, we could be dependent on the subsequent success of these other parties in performing their respective responsibilities and the cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to researching our product candidates pursuant to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under agreements with any collaborators we may work with in the future, we may rely significantly on them to, among other activities:

•  fund research and development activities with us;

•  pay us fees on the achievement of milestones; and

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

Natural disasters, acts of war or terrorism or resource shortages could disrupt our investigational drug candidate development and approved drug commercialization efforts and adversely affect results.

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural disaster or act of war or terrorism. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural disaster, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of SUSTOL, CINVANTI and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $783.5 million through December 31, 2017. We expect to continue to generate substantial losses over at least the next several years as we:

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

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products, including our current work commercializing SUSTOL and CINVANTI. We will incur substantial expenses in our efforts to develop and commercialize our products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

As of December 31, 2017, we had cash, cash equivalents and short-term investments of $172.4 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the timing and costs associated with the commercial launch of CINVANTI; the degree of commercial success of SUSTOL and CINVANTI; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•  our ability to successfully commercialize, market and achieve market acceptance of SUSTOL and CINVANTI;

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Secured Convertible Notes (“Convertible Notes”) also include restrictions on our use of cash and financial activities, and both the Convertible Notes and the Subordinated Secured Promissory Note (“Promissory Note”) are secured by liens on substantially all of our assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

Provisions contained in our debt instruments limit our ability to incur additional indebtedness.

The Convertible Notes and the Promissory Note (collectively, “Secured Notes”) are secured by substantially all of our assets, including our bank and investment accounts, and the terms of the Secured Notes require us to seek approval from the holders of the Secured Notes before taking certain actions, including incurring certain additional indebtedness or modifying the terms of certain existing indebtedness. The Secured Notes also contain provisions that trigger events of default on any default of our financial obligations under certain material contracts we may enter into. In addition, potential third-party lenders may be unwilling to subordinate new debt to the Secured Notes. As a result, we may not be able to raise funds through the issuance of debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

We could be exposed to significant product liability claims that could be time-consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. SUSTOL, CINVANTI, our product candidates and products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we incurred significant expenses in developing SUSTOL and CINVANTI, with no guarantees that doing so would result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we, or our potential partners, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying the FDA’s, and other regulatory agencies’, requirements typically takes a significant number of years and can vary substantially based on the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

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

•  any delay in completion of clinical trials caused by a regional disturbance where we or our collaborative partners are enrolling patients in clinical studies, such as a pandemic, terrorist activities, or war, political unrest, a natural disaster or any other reason or event, resulting in increased costs;

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

Failure to obtain regulatory approval in international jurisdictions would prevent SUSTOL, CINVANTI or any other products we may develop from being marketed abroad.

In the event we pursue the right to market and sell SUSTOL, CINVANTI or any other products we may develop in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Even if our product candidates in development receive regulatory approval, they may still face future development and regulatory difficulties. If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs, and our business would be seriously harmed.

Even if we obtain regulatory approval for our product candidates in development, they remain subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping, and reporting of safety and other postmarket information. Following initial regulatory approval for drugs we develop, including SUSTOL, CINVANTI or any other products we may develop, we remain subject to continuing regulatory review, including review of adverse drug experiences and clinical results that may be reported after drug products become commercially available. This would include results from any postmarketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will also be subject to ongoing FDA requirements for submission of safety and other postmarket information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, we may in the future be subject to the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

We are prohibited from promoting SUSTOL, CINVANTI or any other products we may develop for “off-label” uses or promoting in a non-truthful and misleading way that are not described in its labeling and that differ from the uses approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. The FDA and other regulatory agencies do not regulate a physician’s choice of treatments. However, they do restrict pharmaceutical companies and their sales representatives’ dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted products for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchanges concerning their products.

The FDA or other regulatory authorities may conclude that we have violated applicable laws, rules or regulations, and we may therefore be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. Such enforcement actions could cause us reputational harm and divert the attention of our management from our business operations. Likewise, our distribution and contracting partners and those providing vendor support services may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of SUSTOL, CINVANTI or any other products we may develop, which may adversely impact sales of SUSTOL, CINVANTI or any other products we may develop or trigger indemnification obligations. These consequences, could, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Health care reform could increase our expenses and adversely affect the commercial success of our products.

The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately on enactment of the law, and others of which are scheduled to take effect over the next several years. For example, the PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the “sunshine” laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2017, we had a total of 20 issued U.S. patents and an additional 27 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between June 2018 and March 2026. Currently, SUSTOL is covered by six patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by two patents issued in the U.S. with expiration dates of September 2035, and HTX-011 is protected by six patents in the U.S. with expiration dates ranging from May 2021 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Because the patent positions of pharmaceutical and biotechnology companies involve complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, in the U.S., remains uncertain and is dependent on the scope of protection decided on by the patent offices, courts and lawmakers in these countries. The America Invents Act, which was enacted in 2011 and reformed certain patent laws in the U.S., may create additional uncertainty. Patents, if issued, may be challenged, invalidated or circumvented. As more products are commercialized using our proprietary product platforms, or as any product achieves greater commercial success, our patents become more likely to be subject to challenge by potential competitors.

We also rely on trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of December 31, 2017, we would be required to issue an aggregate of 7,982,957 shares, representing 11% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on January 23, 2017, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 8,332,907 shares, or 13% of our outstanding shares of common stock on December 31, 2017. In addition, as of December 31, 2017, TCP has the right to acquire 6,386,366 shares on conversion of the Convertible Notes.

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

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Capital Market or other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease that began on December 1, 2016 and expires on April 15, 2024. We have one 5-year option to renew this lease. We also lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California and 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Redwood City space expires on May 31, 2019. The lease for the Jersey City office space expires on June 30, 2018. For the year ended December 31, 2017, rent expense for all properties was $3.1 million. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on The Nasdaq Capital Market, under the symbol “HRTX.”

Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

Year Ended December 31, 2017	High	Low
First Quarter	$15.60	$12.21
Second Quarter	$15.90	$12.75
Third Quarter	$17.98	$12.70
Fourth Quarter	$19.55	$14.40

Year Ended December 31, 2016	High	Low
First Quarter	$28.10	$15.22
Second Quarter	$25.46	$15.50
Third Quarter	$24.00	$15.36
Fourth Quarter	$20.85	$12.30

Stockholders

The number of record holders of our common stock as of February 1, 2018 was 124.

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

The following graph shows the value of an investment of $100 on December 31, 2012 in Heron Therapeutics, Inc. common stock, the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31st of each year. Our common stock has traded on The Nasdaq Capital Market since January 2014. Prior to that, shares of our common stock were traded on the OTC Bulletin Board under the symbol “APPA.OB.” The comparisons shown in the graph are based on historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Heron Therapeutics, Inc, the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
Heron Therapeutics, Inc.	$100.00	$81.65	$92.29	$244.95	$120.18	$166.06
Nasdaq Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Biotechnology Index	100.00	174.05	230.33	244.29	194.95	228.29

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Net product sales	$30,767	$1,279	$—	$—	$—
Operating expenses:
Cost of product sales	4,588	35	—	—	—
Research and development	138,582	103,125	61,183	54,833	32,516
General and administrative	25,554	21,366	18,395	11,020	13,032
Sales and marketing	56,601	47,668	17,347	8,708	8,909

Loss from operations	(194,558)	(170,915)	(96,925)	(74,561)	(54,457)
Other expense, net	(2,926)	(2,228)	(666)	(1,806)	(826)

Net loss	$(197,484)	$(173,143)	$(97,591)	$(76,367)	$(55,283)

Basic and diluted net loss per common share	$(3.65)	$(4.56)	$(2.95)	$(2.87)	$(3.42)

Shares used in computing basic and diluted net loss per share	54,040	37,925	33,081	26,569	16,163

Balance Sheet Data:
Cash and cash equivalents	$144,583	$13,414	$75,180	$72,675	$72,287
Short-term investments	27,796	37,724	55,986	—	—
Working capital	124,892	23,410	115,016	60,112	65,933
Total assets	234,307	67,482	137,845	76,682	75,937
Promissory note payable to related party	25,000	50,000	—	—	—
Accumulated deficit	(783,455)	(585,971)	(412,828)	(315,237)	(238,870)
Total stockholders’ equity (deficit)	131,136	(21,251)	118,110	63,062	68,945

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•  Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2017 to the results for the year ended December 31, 2016 and comparing the results for the year ended December 31, 2016 to the results for the year ended December 31, 2015.

•  Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2017. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

Heron is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. We developed SUSTOL for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (“MEC”) or anthracycline and cyclophosphamide (“AC”) combination chemotherapy regimens. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI, was approved by the FDA. CINVANTI is an intravenous formulation of the neurokinin-1 (“NK1”) receptor antagonist aprepitant. We developed CINVANTI for the prevention of CINV as an adjunct to other antiemetic agents. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of high emetogenic cancer chemotherapy (“HEC”) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of MEC. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011 is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. The Phase 2 development program for HTX-011 was designed to target the many patients undergoing a wide range of surgeries who experience significant postoperative pain. Following an End-of-Phase 2 meeting with the FDA, we initiated our Phase 3 program, which completed enrollment in January 2018. We anticipate reporting top-line results in the first half of 2018 and we expect to file an NDA for HTX-011 in the second half of 2018. We have been granted Fast Track designation for HTX-011 by the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA.

Net Product Sales

Net product sales include revenue recognized for sales of SUSTOL to a limited number of specialty distributors (“Customers”), less applicable sales allowances. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver SUSTOL to our Customers. These expenses include labor, raw materials, manufacturing and quality control overhead, and depreciation of equipment. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

Research and Development Expense

All costs of research and development are expensed in the period incurred. Research and development expense primarily consists of salaries and related costs for personnel, stock-based compensation expense, fees paid to outside service providers and consultants, facilities costs and materials used in the clinical and preclinical trials and research and development.

At this time, due to the risks inherent in the clinical trial process, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Other than costs for outsourced services associated with our clinical programs, we generally do not track research and development expense by project; rather, we track such expense by the type of cost incurred.

We expect research and development expense to increase in 2018 to support our ongoing research and development efforts for our product candidates, including HTX-011 manufacturing costs, costs for post-marketing requirements for SUSTOL, and costs associated with preclinical development efforts. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, investor relations, legal and human resource functions. Other general and administrative expense includes professional fees for legal, information technology, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to SUSTOL. We expect sales and marketing expense to increase in 2018 to support the ongoing commercialization of SUSTOL and CINVANTI. The commercial launch process requires the expenditure of substantial resources. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

Other Expense, Net

Other expense, net primarily consists of interest expense on the Subordinated Secured Promissory Note (“Promissory Note”), as well as interest expense and amortization of debt discount related to our Senior Secured Convertible Notes (“Convertible Notes”). In addition, other expense, net includes interest income earned on our cash, cash equivalents and short-term investments and gains (losses) from the disposal of fixed assets.

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

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. to Customers that resell SUSTOL to healthcare providers, the end users of SUSTOL. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees, and other deductions.

Product sales are recognized as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees and other deductions. At this point in the SUSTOL commercial launch, we do not yet have sufficient historical data regarding the third-party payor mix and resulting rebates related to shipments of SUSTOL to our Customers. In addition, we do not currently have the data necessary to provide sufficient visibility into the ultimate utilization of SUSTOL, which inhibits our ability to determine a reasonable estimate of potential returns. As a result, we are not yet able to make reliable estimates necessary to meet certain of the key recognition criteria to recognize product sales as revenue with respect to shipments of SUSTOL to our Customers. Accordingly, revenue related to shipments to our Customers is deferred, except to the extent that our Customers have resold SUSTOL to healthcare providers (sell-through approach). As of December 31, 2017, product sales of $2.8 million to our Customers have been deferred and are recorded as deferred revenue on our consolidated balance sheet.

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

•  GPO Administrative Fees — We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

•  Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL was sold.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts, rebates and administrative fees, and Medicaid rebates do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

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

For the year ended December 31, 2016, we recognized cost of product sales primarily related to shipping and distribution costs for SUSTOL. All SUSTOL units sold in 2016 were manufactured prior to the approval of SUSTOL, and the costs to manufacture such units were recorded to research and development expense in prior periods. The cost of product sales increased in 2017, as we began capitalizing raw materials, labor and overhead related to the manufacturing of SUSTOL in the third quarter of 2016.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. In doing so, we consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2017, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Additionally, we believe that our deferred tax assets may have been limited in accordance with a provision of the Internal Revenue Code of 1986, whereby net operating loss and tax credit carryforwards available for use in a given period are limited on the occurrence of certain events, including a significant change in ownership interests. As a result, our deferred tax assets and related valuation allowance were reduced for the estimated impact of the net operating losses and credits that may expire unused.

Should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Stock-based Compensation

We generally grant stock-based awards under our stockholder-approved, stock-based compensation plans. We have granted, and may in the future grant, stock options and restricted stock awards to employees, directors, consultants and advisors under our 2007 Amended and Restated Equity Incentive Plan. In addition, all of our employees are eligible to participate in our 1997 Employee Stock Purchase Plan, which enables employees to purchase common stock at a discount through payroll deductions. Prior to our relisting on The Nasdaq Capital Market in January 2014, we issued non-plan stock option grants to certain employees, as set forth under Item 12 of this Annual Report on Form 10-K. These non-plan stock option grants were registered with the U.S. Securities and Exchange Commission (“SEC”) on Form S-8.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2017 and 2016

Net Product Sales

For the year ended December 31, 2017, net product sales of SUSTOL increased to $30.8 million from $1.3 million for the same period in 2016. We have recognized net product sales as revenue only when our Customers have sold SUSTOL to their customers, the end users. We commenced commercial sales of SUSTOL in October 2016.

Cost of Product Sales

For the year ended December 31, 2017, we recognized cost of product sales of $4.6 million for sales of SUSTOL, primarily related to manufacturing, shipping and distribution costs. For the year ended December 31, 2016, we recognized cost of product sales of $35,000, as all SUSTOL units sold in 2016 were manufactured prior to the approval of SUSTOL, and the costs to manufacture such units were recorded to research and development expense in prior periods.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2017	2016
HTX-011-related costs	$78,092	$40,356
CINVANTI-related costs	15,649	8,675
SUSTOL-related costs	7,390	9,618
Personnel costs and other expenses	26,139	33,160
Stock-based compensation expense	11,312	11,316

Total research and development expense	$138,582	$103,125

For the year ended December 31, 2017, research and development expense increased to $138.6 million from $103.1 million for the same period in 2016. The increase in research and development expense was primarily due to an increase in costs related to HTX-011 of $37.7 million and an increase in costs related to CINVANTI of $7.0 million. These increases were partially offset by a decrease in personnel costs and other expenses of $7.0 million and a decrease in costs relating to SUSTOL of $2.2 million.

General and Administrative Expense

For the year ended December 31, 2017, general and administrative expense increased to $25.6 million from $21.4 million for the same period in 2016. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense and an increase in personnel costs and other expenses to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the year ended December 31, 2017, sales and marketing expense increased to $56.6 million from $47.7 million for the same period in 2016. The increase in sales and marketing expense was primarily due to external costs to support the commercialization of SUSTOL, launch preparation activities for CINVANTI, market research and planning for our HTX-011 program and an increase in stock-based compensation expense.

Other Expense, Net

For the year ended December 31, 2017, other expense, net increased to $2.9 million from $2.2 million for the same period in 2016. The increase in other expense, net was primarily due to interest expense incurred in 2017 related to the Promissory Note that was issued in August 2016, as well as interest expense and amortization of debt discount related to the Convertible Notes.

Years Ended December 31, 2016 and 2015

Net Product Sales

For the year ended December 31, 2016, we recognized net product sales of $1.3 million for sales of SUSTOL. SUSTOL, which launched in October 2016, was our first commercial product and, as such, there was no comparable activity in 2015.

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

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2016	2015
HTX-011-related costs	$40,356	$9,834
SUSTOL-related costs	9,618	24,438
CINVANTI-related costs	8,675	5,070
Personnel costs and other expenses	33,160	17,140
Stock-based compensation expense	11,316	4,701

Total research and development expense	$103,125	$61,183

For the year ended December 31, 2016, research and development expense increased to $103.1 million from $61.2 million for the same period in 2015. The increase in research and development expense was primarily due to an increase in clinical and manufacturing costs associated with our Phase 2 clinical program for HTX-011 of $30.5 million, an increase in personnel costs and other expenses of $16.0 million, an increase in stock-based compensation expense of $6.6 million and an increase in CINVANTI development costs of $3.6 million. In addition, the increase was due to $4.1 million of costs incurred in connection with the realignment of our objectives and new development focus following the approval of SUSTOL. These increases were partially offset by a decrease of $14.8 million in SUSTOL related costs due to the completion of our Phase 3 program in 2015.

General and Administrative Expense

For the year ended December 31, 2016, general and administrative expense increased to $21.4 million from $18.4 million for the same period in 2015. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense and an increase in personnel costs and other expenses to support our increased development and pre-commercialization efforts.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and short-term investments of $172.4 million, compared to $51.1 million as of December 31, 2016. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

Our net loss for the year ended December 31, 2017 was $197.5 million, or $3.65 per share, compared to $173.1 million, or $4.56 per share for the same period in 2016. Our net cash used for operating activities for the year ended December 31, 2017 was $170.3 million, compared to $134.1 million for the same period in 2016. The increase in net cash used for operating activities was due an increase in net loss and changes in working capital associated with the launch of SUSTOL. Our net cash provided by investing activities for the year ended December 31, 2017 was $7.7 million, compared to $14.9 million for the same period in 2016. The decrease in our net cash provided by investing activities was due to the decrease in maturities of short-term investments net of purchases, offset by changes in purchases of property and equipment. Our net cash provided by financing activities for the year ended December 31, 2017 was $293.7 million, compared to $57.5 million for the same period in 2016. The increase in cash provided by financing activities was primarily due to $306.3 million in net proceeds from the completion of public offerings of our common stock in January and December 2017, offset by a $25.0 million principal payment toward the outstanding Promissory Note.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$11,087	$2,418	$3,409	$3,136	$2,124
Promissory note payable	25,000	25,000	—	—	—
Purchase obligations	39,720	39,720	—	—	—

Total	$75,807	$67,138	$3,409	$3,136	$2,124

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease that began on December 1, 2016 and expires on April 15, 2024. We have one 5-year option to renew this lease. We also lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California and 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Redwood City space expires on May 31, 2019. The lease for the Jersey City office space expires on June 30, 2018. For the year ended December 31, 2017, rent expense for all properties was $3.1 million.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There are no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. As of December 31, 2017, the outstanding principal amount of the Promissory Note was $25.0 million.

At December 31, 2017, purchase obligations primarily consisted of commitments with third-party manufacturers in connection with the manufacturing of SUSTOL and CINVANTI, as well as commitments with various vendors for sales and marketing support and clinical and preclinical studies. Total purchase obligations of $35.9 million were not included in our consolidated financial statements for the year ended December 31, 2017. We intend to use our current financial resources to fund our commitments under these purchase obligations.

The holders of the Convertible Notes may also require prepayment of such notes at any time at each holder’s option (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). As of December 31, 2017, $6.4 million aggregate principal amount of the Convertible Notes were outstanding.

We also enter into agreements from time to time with clinical sites and clinical research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire on termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, certain employees have or will receive a one-time severance payment on termination, as well as other benefits as required by the executive employment or management retention agreements. We expect to fulfill our remaining obligation under these agreements in the first quarter of 2018 (see Note 6 to our Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2017. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

February 27, 2018

We have served as the Company’s auditor since 2006.

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$144,583	$13,414
Short-term investments	27,796	37,724
Accounts receivable, net	41,874	1,960
Inventory	10,108	5,340
Prepaid expenses and other current assets	3,702	3,705

Total current assets	228,063	62,143
Property and equipment, net	5,981	5,076
Other assets	263	263

Total assets	$234,307	$67,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,769	$6,814
Accrued clinical liabilities	26,920	13,207
Accrued payroll and employee liabilities	8,860	8,414
Other accrued liabilities	17,175	6,288
Deferred revenue	2,763	1,099
Promissory note payable to related party	25,000	—
Convertible notes payable to related parties, net of discount	3,684	2,911

Total current liabilities	103,171	38,733
Promissory note payable to related party, non-current	—	50,000

Total liabilities	103,171	88,733

Commitments and contingencies (see Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: 2,500 shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 64,609 and 39,355 shares issued and outstanding at December 31, 2017 and 2016, respectively	646	394
Additional paid-in capital	913,955	564,343
Accumulated other comprehensive loss	(10)	(17)
Accumulated deficit	(783,455)	(585,971)

Total stockholders’ equity (deficit)	131,136	(21,251)

Total liabilities and stockholders’ equity (deficit)	$234,307	$67,482

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues:
Net product sales	$30,767	$1,279	$—
Operating expenses:
Cost of product sales	4,588	35	—
Research and development	138,582	103,125	61,183
General and administrative	25,554	21,366	18,395
Sales and marketing	56,601	47,668	17,347

Total operating expenses	225,325	172,194	96,925

Loss from operations	(194,558)	(170,915)	(96,925)

Other expense, net:
Interest income	1,049	445	174
Interest expense	(3,937)	(2,664)	(958)
Other (expense) income	(38)	(9)	118

Total other expense, net	(2,926)	(2,228)	(666)

Net loss	(197,484)	(173,143)	(97,591)
Other comprehensive loss:
Unrealized gains (losses) on short-term investments	7	23	(40)

Comprehensive loss	$(197,477)	$(173,120)	$(97,631)

Basic and diluted net loss per share	$(3.65)	$(4.56)	$(2.95)

Shares used in computing basic and diluted net loss per share	54,040	37,925	33,081

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2014	29,227	$292	$378,007	$—	$(315,237)	$63,062
Issuance of common stock in a public offering, net	5,520	55	128,144	—	—	128,199
Conversion benefit included in Convertible Notes issued	—	—	328	—	—	328
Issuance of common stock under Employee Stock Purchase Plan	31	—	257	—	—	257
Issuance of common stock on exercise of stock options	1,042	11	9,524	—	—	9,535
Issuance of common stock on exercise of warrants	286	3	(3)	—	—	—
Stock-based compensation expense	—	—	14,360	—	—	14,360
Net loss	—	—	—	—	(97,591)	(97,591)
Net unrealized loss on short-term investments	—	—	—	(40)	—	(40)

Comprehensive loss	—	—	—	—	—	(97,631)

Balance, December 31, 2015	36,106	361	530,617	(40)	(412,828)	118,110
Conversion benefit included in Convertible Notes issued	—	—	348	—	—	348
Issuance of common stock under Employee Stock Purchase Plan	55	1	770	—	—	771
Issuance of common stock on exercise of stock options	798	8	6,676	—	—	6,684
Issuance of common stock on exercise of warrants	2,396	24	(24)	—	—	—
Stock-based compensation expense	—	—	25,956	—	—	25,956
Net loss	—	—	—	—	(173,143)	(173,143)
Net unrealized gain on short-term investments	—	—	—	23	—	23

Comprehensive loss	—	—	—	—	—	(173,120)

Balance, December 31, 2016	39,355	394	564,343	(17)	(585,971)	(21,251)
Issuance of common stock in public offerings, net	23,822	238	306,041	—	—	306,279
Conversion benefit included in Convertible Notes issued	—	—	369	—	—	369
Issuance of common stock under Employee Stock Purchase Plan	77	1	988	—	—	989
Issuance of common stock on exercise of stock options	1,351	13	11,450	—	—	11,463
Issuance of common stock on exercise of warrants	4	—	—	—	—	—
Issuance of warrants	—	—	226	—	—	226
Stock-based compensation expense	—	—	30,538	—	—	30,538
Net loss	—	—	—	—	(197,484)	(197,484)
Net unrealized gain on short-term investments	—	—	—	7	—	7

Comprehensive loss	—	—	—	—	—	(197,477)

Balance, December 31, 2017	64,609	$646	$913,955	$(10)	$(783,455)	$131,136

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities:
Net loss	$(197,484)	$(173,143)	$(97,591)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	30,538	25,956	14,360
Depreciation and amortization	1,531	1,099	734
Amortization of debt discount	773	689	624
Loss (gain) on disposal of property and equipment	39	9	(118)
(Accretion of discount) amortization of premium on short-term investments	(278)	274	89
Change in operating assets and liabilities:
Accounts receivable	(39,914)	(1,960)	—
Prepaid expenses and other current assets	3	(338)	(2,443)
Inventory	(4,768)	(5,340)	—
Accounts payable	11,955	3,514	751
Accrued clinical liabilities	13,713	7,976	1,420
Accrued payroll and employee liabilities	446	3,586	2,097
Deferred revenue	1,664	1,099	—
Other accrued liabilities	11,482	2,482	1,551

Net cash used for operating activities	(170,300)	(134,097)	(78,526)
Investing activities:
Purchases of short-term investments	(121,570)	(43,318)	(56,115)
Maturities of short-term investments	131,783	61,329	—
Purchases of property and equipment	(2,553)	(3,135)	(1,086)
Proceeds from the sale of property and equipment	78	—	241

Net cash provided by (used for) investing activities	7,738	14,876	(56,960)
Financing activities:
Net proceeds from sale of common stock and/or pre-funded warrants	306,279	—	128,199
Proceeds from purchases under the Employee Stock Purchase Plan	989	771	257
Proceeds from stock option exercises	11,463	6,684	9,535
Proceeds from issuance of promissory note payable to related party	—	50,000	—
Repayment of promissory note payable to related party	(25,000)	—	—

Net cash provided by financing activities	293,731	57,455	137,991

Net increase (decrease) in cash and cash equivalents	131,169	(61,766)	2,505
Cash and cash equivalents at beginning of year	13,414	75,180	72,675

Cash and cash equivalents at end of year	$144,583	$13,414	$75,180

Supplemental disclosure of cash flow information:
Interest paid	$2,789	$1,622	$—

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Heron Therapeutics, Inc. (“Company”, “Heron”, or “we”) is a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). We developed SUSTOL for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). SUSTOL is indicated, in combination with other antiemetics, in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (“MEC”) or anthracycline and cyclophosphamide combination chemotherapy regimens. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI™ (aprepitant) injectable emulsion (“CINVANTI”), was approved by the FDA. CINVANTI is an intravenous formulation of the neurokinin-1 receptor antagonist aprepitant. We developed CINVANTI for the prevention of CINV as an adjunct to other antiemetic agents. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of high emetogenic cancer chemotherapy including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of MEC. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011 is a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and an anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to provide superior pain relief while potentially reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. The Phase 2 development program for HTX-011 was designed to target the many patients undergoing a wide range of surgeries who experience significant postoperative pain. Following an End-of-Phase 2 meeting with the FDA, we initiated our Phase 3 program, which completed enrollment in January 2018. We anticipate reporting top-line results in the first half of 2018, and we expect to file a New Drug Application for HTX-011 in the second half of 2018. We have been granted Fast Track designation for HTX-011 by the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA.

We have incurred significant operating losses and negative cash flows from operations. As of December 31, 2017, our accumulated deficit was $783.5 million, and we had $172.4 million in cash, cash equivalents and short-term investments. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics, B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics B.V. has no operations and no material assets or liabilities, and there have been no significant transactions related to Heron Therapeutics B.V. since its inception.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our critical accounting policies that involve significant judgment and estimates include revenue recognition, inventory, accrued clinical liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from purchase date of three months or less.

Short-term investments consist of securities with contractual maturities of greater than three months to one year. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other expense, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

Our bank and investment accounts have been placed under control agreements in accordance with our Senior Secured Convertible Notes (“Convertible Notes”) and our Subordinated Secured Promissory Note (“Promissory Note”) (see Note 7).

Fair Value of Financial Instruments

A company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third-party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings, and any changes in fair value are recognized in earnings. We have elected to not apply the fair value option to our financial assets and liabilities.

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value (see Note 3). Our Convertible Notes and Promissory Note outstanding at December 31, 2017 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We may also invest our excess cash in money market funds, U.S. government agencies, corporate debt securities and commercial paper. We have established guidelines relative to our diversification of our cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Sales of SUSTOL to two customers accounted for 10% or more of our net product sales for the year ended December 31, 2017. The loss of either of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as cost of product sales.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (generally five years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

Impairment of Long-Lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset with a corresponding charge to operating expenses. Estimating the undiscounted future operating cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from actual results.

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees and other deductions.

Product sales are recognized as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and we are reasonably assured of collecting the resulting receivable. Product sales are recorded net of sales allowances and estimated rebates, chargebacks, distributor fees and other deductions. At this point in the SUSTOL commercial launch, we do not yet have sufficient historical data regarding the third-party payor mix and resulting rebates related to shipments of SUSTOL to our Customers. In addition, we do not currently have the data necessary to provide sufficient visibility into the ultimate utilization of SUSTOL, which inhibits our ability to determine a reasonable estimate of potential returns. As a result, we are not yet able to make reliable estimates necessary to meet certain of the key recognition criteria to recognize product sales as revenue with respect to shipments of SUSTOL to our Customers. Accordingly, revenue related to shipments to our Customers is deferred, except to the extent that our Customers have resold SUSTOL to healthcare providers (sell-through approach). As of December 31, 2017, product sales of $2.8 million to our Customers have been deferred and are recorded as deferred revenue on our consolidated balance sheet.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

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

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•  Group Purchasing Organization (“GPO”) Discounts and Rebates — We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase SUSTOL from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are based on actual purchase levels during the quarterly rebate purchase period.

•  GPO Administrative Fees — We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

•  Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL was sold.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts, rebates and administrative fees and Medicaid rebates do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Changes in sales allowance estimates could materially affect our results of operations and financial position.

The following table provides a summary of activity with respect to our product returns, distributor fees and GPO fees, rebates and chargebacks for the year ended December 31, 2017, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	GPO Fees, Rebates and Chargebacks	Total
Balance at December 31, 2016	$49	$72	$221	$342
Provision	473	2,027	16,752	19,252
Payments/credits	(1)	(1,519)	(8,755)	(10,275)

Balance at December 31, 2017	$521	$580	$8,218	$9,319

Accrued Clinical Liabilities

We accrue clinical costs based on work performed, which relies on estimates of the progress of the trials and the related expenses incurred. Clinical trial related contracts vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit or contain a combination of these elements. Revisions are recorded to research and development expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a clinical trial could result in a material charge to our results of operations.

Research and Development Expense

All costs of research and development are expensed in the period incurred. Research and development expense primarily consist of personnel and related costs, stock-based compensation expense, fees paid to outside service providers and consultants, facilities costs and materials used in clinical and preclinical trials and research and development.

Patent Costs

We incur outside legal fees in connection with filing and maintaining our various patent applications. All patent costs are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

We have issued warrants to purchase shares of our common stock in conjunction with certain equity financings or in exchange for services. The terms of the warrants were evaluated to determine the appropriate classification as equity or a liability.

Income Taxes

We recognize the impact of a tax position in our consolidated financial statements if the position is more likely than not to be sustained on examination and on the technical merits of the position. The total amount of unrecognized tax benefits, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect our effective tax rate, since we maintain a full valuation allowance against our deferred tax assets (see Note 9). We recognize interest and penalties related to income tax matters in income tax expense.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive net loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common share equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, warrants and shares of common stock underlying Convertible Notes are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

Because we have incurred a net loss for all periods presented in the consolidated statements of operations and comprehensive loss, stock options, warrants and shares of common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive. The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	December 31,
	2017	2016	2015
Stock options outstanding	13,463	11,845	8,435
Warrants outstanding	620	600	3,565
Shares of common stock underlying Convertible Notes outstanding	7,983	7,521	7,087

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. We adopted the provisions of ASU 2016-09 in the first quarter of 2017. We have elected to continue to estimate forfeitures based on the estimated number of awards expected to vest. In addition, the adoption of ASU 2016-09 resulted in the recognition of $3.6 million of previously unrecognized excess tax benefits in deferred tax assets, fully offset by a valuation allowance. All tax-related cash flows resulting from stock-based compensation, including the excess tax benefits related to the settlement of stock-based payment awards, are now classified as cash flows from operating activities on our consolidated statements of cash flows. The adoption of ASU 2016-09 did not have a material impact on our results of operations or financial condition.

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurements are unchanged for inventory measured using last-in-first-out or the retail inventory method. We adopted the provisions of ASU 2015-11 in the first quarter of 2017. The adoption did not have a material impact on our results of operations or financial condition.

Not Yet Adopted

In May 2017, FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. We plan to adopt the provisions of ASU 2017-09 in the first quarter of 2018. We do not expect the adoption of ASU 2017-09 to have a material impact on our results of operations or financial condition.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The provisions of ASU 2014-09 allow for either a full retrospective or a modified retrospective adoption approach. Under the provisions of ASU 2014-09, we expect the timing of revenue recognition from sales to our Customers to be accelerated. We will recognize revenue at the time of sale to our Customers, net of product sales allowances, which includes product returns. We will adopt ASU 2014-09 using the modified retrospective approach. Under this approach, incremental disclosures will be provided to present each financial statement line item for 2018 under the prior standard. We are substantially complete with our evaluation of the effect that the adoption of ASU 2014-09 will have on our consolidated financial statements, and we expect to record a cumulative adjustment to retained earnings of $1.9 million on January 1, 2018. This adjustment reflects the acceleration of $2.9 million in gross product sales less of $1.0 million in product sales allowances.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value is as follows:

•  Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$91,386	$91,386	$—	$—
U.S. corporate debt securities	17,520	—	17,520	—
U.S. commercial paper	39,863	—	39,863	—
Foreign commercial paper	19,854	—	19,854	—

Total	$168,623	$91,386	$77,237	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,493	$11,493	$—	$—
U.S. corporate debt securities	12,039	—	12,039	—
Foreign corporate debt securities	14,057	—	14,057	—
U.S. commercial paper	8,635	—	8,635	—
Foreign commercial paper	2,993	—	2,993	—

Total	$49,217	$11,493	$37,724	$—

There were no significant transfers between Level 1 and 2 investments during the years ended December 31, 2017 and December 31, 2016.

As of December 31, 2017, cash equivalents included $49.4 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $27.8 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2016, we had short-term investments consisting of $37.7 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2017 and 2016 are included in cash and cash equivalents on the consolidated balance sheets.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the years ended December 31, 2017 and 2016, we recorded $7,000 and $23,000, respectively, in net unrealized gains associated with our short-term investments. For the year ended December 31, 2015, we recorded $40,000 in net unrealized losses associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. There were no realized gains or losses for the years ended December 31, 2017, 2016 and 2015.

4. Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt securities	$13,003	$—	$(10)	$12,993
U.S. commercial paper	4,929	—	—	4,929
Foreign commercial paper	9,874	—	—	9,874

Total	$27,806	$—	$(10)	$27,796

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt securities	$12,048	$—	$(9)	$12,039
Foreign corporate debt	14,065	—	(8)	14,057
U.S. commercial paper	8,635	—	—	8,635
Foreign commercial paper	2,993	—	—	2,993

Total	$37,741	$—	$(17)	$37,724

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2017 and 2016.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$2,754	$1,647
Work in process	4,166	1,104
Finished goods	3,188	2,589

Total inventory	$10,108	$5,340

As of December 31, 2017, total inventory included $7.1 million related to SUSTOL and $3.0 million related to CINVANTI. As of December 31, 2016, total inventory included $5.3 million related to SUSTOL.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016
Scientific equipment	$9,742	$7,952
Leasehold improvements	1,654	1,635
Computer equipment and software	1,420	1,429
Furniture, fixtures and office equipment	1,024	674

Property and equipment, gross	13,840	11,690
Less: accumulated depreciation and amortization	(7,859)	(6,614)

Property and equipment, net	$5,981	$5,076

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.1 million and $0.7 million, respectively. As of December 31, 2017 and 2016, $2.0 million and $1.7 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued employee salaries and benefits	$2,730	$2,236
Accrued bonuses	5,044	3,474
Accrued expenses for realignment (see Note 6)	1,086	2,704

Total accrued payroll and employee liabilities	$8,860	$8,414

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued consulting and professional fees	$6,869	$4,703
Accrued accounts payable	148	1,039
Accrued product sales allowances	9,319	342
Deferred rent	651	116
Other accrued liabilities	188	88

Total other accrued liabilities	$17,175	$6,288

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

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual future minimum lease payments as of December 31, 2017 are as follows (in thousands):

Year ended December 31:
2018	$2,418
2019	1,906
2020	1,503
2021	1,546
2022	1,590
Thereafter	2,124

Total future minimum lease payments	$11,087

Rent expense under all operating leases totaled $3.1 million, $2.1 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Clinical Development Agreements

We have entered into agreements with various vendors for the research and development of product candidates, which are generally cancellable anytime at our option. Under the terms of these agreements, the vendors provide a variety of services including conducting preclinical development, conducting research, manufacturing clinical compounds, enrolling and recruiting patients, monitoring studies, data analysis and regulatory filing assistance. Payments under these agreements typically include fees for services and reimbursement of expenses. In addition, under certain agreements, we are subject to penalties in the event we permanently discontinue performance under these agreements.

Purchase Obligations

At December 31, 2017, our purchase obligations of $39.7 million primarily consisted of commitments with third-party manufacturers in connection with the manufacturing of SUSTOL and CINVANTI, as well as commitments with various vendors for sales and marketing support and clinical and preclinical studies. For the year ended December 31, 2017, $35.9 million of the total purchase obligations were not included in our consolidated financial statements. We intend to use our current financial resources to fund our commitments under these purchase obligations.

6. Realignment of Goals and Objectives and New Development Focus

Following the approval of SUSTOL and consistent with our transition into a commercial-stage biotechnology company, we realigned our goals and objectives and refocused our development efforts to the area of postoperative pain management. On October 18, 2016, we entered into a lease agreement for new office and laboratory space in San Diego, California, which became our corporate headquarters in December 2016. On September 30, 2016, the board of directors accepted the resignations of three executive officers, and these executive officers and other employees directly affected by the realignment and refocusing were, or will be, provided with one-time severance payments on termination, continued benefits for a specified period of time and outplacement assistance.

We expect to incur total expenses of $9.6 million in connection with these activities, $5.7 million of which is primarily for severance and $3.9 million of which is for non-cash, stock-based compensation expense. From September 30, 2016 through December 31, 2017, we have recognized expense of $9.6 million.

We expect to make the final payment resulting from the realignment of our goals and objectives and new development focus in the third quarter of 2018. As of December 31, 2017, we have paid $4.6 million of the total $5.7 million cash charges. As of December 31, 2017, the remaining $1.1 million was included in accrued payroll and employee liabilities in the consolidated balance sheets.

For the year ended December 31, 2017, total expenses related to the realignment were $1.8 million, with $1.5 million included in research and development expense and $0.3 million in general and administrative expense.

We have accounted for these expenses in accordance with Accounting Standard Codification No. 420, Exit or Disposal Cost Obligations.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the year ended December 31, 2017, accrued interest of $0.4 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.4 million. For the years ended December 31, 2017, 2016 and 2015, interest expense relating to the stated rate was $0.4 million, $0.4 million and $0.3 million, respectively, and interest expense relating to the amortization of the debt discount was $0.8 million, $0.7 million and $0.6 million, respectively.

As of December 31, 2017, the carrying value of the Convertible Notes was $3.7 million, which is comprised of the $6.4 million principal amount of the Convertible Notes outstanding, less debt discount of $2.7 million. If the $6.4 million principal amount of Convertible Notes is converted, we would issue 8.0 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Promissory Note with TCP whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There are no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the year ended December 31, 2017, interest expense was $2.8 million compared to $1.6 million for the year ended December 31, 2016. As of December 31, 2017, the outstanding principal amount of the Promissory Note was $25.0 million.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity

2015 Common Stock Offering

In June 2015, we sold 5.5 million shares of our common stock at a public offering price of $24.75 per share. We received total net proceeds of $128.2 million (net of $8.4 million in issuance costs) from the sale of the common stock.

2017 Common Stock Offerings

In January 2017, we sold 14.1 million shares of our common stock at a public offering price of $12.20 per share. We received total net proceeds of $163.7 million (net of $8.8 million in issuance costs) from the sale of the common stock.

In December 2017, we sold 9.7 million shares of our common stock at a public offering price of $15.50 per share. We received total net proceeds of $142.6 million (net of $7.4 million in issuance costs) from the sale of the common stock.

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

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the year ended December 31, 2017, warrant holders exercised 4,426 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 4,423 shares of common stock and no net cash proceeds to us. As of December 31, 2017, 595,574 warrants from the June 2014 public offering remain outstanding.

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2017 were as follows:

Number of Shares
Stock options outstanding	13,462,963
Stock options available for grant	4,685,432
Employee stock purchase plan	267,317
Warrants outstanding	620,164
Shares of common stock underlying Convertible Notes outstanding (see Note 7)	7,982,957

Total shares reserved for future issuance	27,018,833

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”). In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016 and June 2017, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000 and 200,000 shares, respectively, for a total of 475,000 shares reserved at December 31, 2017. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is six months. Enrollment dates are the first business day of May and November. In 2017, 48% of eligible employees participated in the ESPP. Under the ESPP, we issued 77,283, 54,932, and 30,361 shares in 2017, 2016 and 2015, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2017, 2016 and 2015 was $12.80, $14.03 and $8.46, respectively. As of December 31, 2017, 207,683 shares of common stock have been issued under the ESPP and 267,317 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016 and June 2017, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000 and 5,000,000 shares of common stock, respectively, resulting in an aggregate of 18,800,000 shares of common stock authorized for issuance as of December 31, 2017. At December 31, 2017, there were 4,685,432 shares available for future grant under the 2007 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

We also granted stock options and restricted stock awards under the 2002 Stock Incentive Plan (“2002 Plan”) in prior years. The remaining shares available to be granted under the 2002 Plan expired in February 2012.

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

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity and related data is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2014	7,918,004	$8.69
Granted	2,134,505	28.95
Exercised	(1,042,343)	9.15
Cancelled	(575,178)	10.42

Balance at December 31, 2015	8,434,988	13.64
Granted	4,920,661	15.98
Exercised	(798,363)	8.37
Cancelled	(711,910)	22.43

Balance at December 31, 2016	11,845,376	14.44
Granted	4,300,621	16.17
Exercised	(1,350,605)	8.49
Cancelled	(1,332,429)	20.06

Balance at December 31, 2017	13,462,963	15.03

For the year ended December 31, 2017, options cancelled (included in the above table) consisted of 993,920 options forfeited with a weighted-average exercise price of $17.77 and 338,509 options expired with a weighted-average exercise price of $26.81.

As of December 31, 2017, options exercisable have a weighted-average remaining contractual term of 6.5 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2017 and 2016 was $9.9 million and $10.4 million, respectively. As of December 31, 2017 and 2016, the total intrinsic value of options outstanding and exercisable was $35.6 million and $16.9 million, respectively.

	Years Ended December 31,
	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of year	5,446,586	$13.25	4,356,665	$11.66	2,587,392	$8.72
Options vested or expected to vest	12,854,571	$14.98	11,234,529	$14.32	8,059,481	$13.38

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2017 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
34,906	$ 5.20	3.04	$5.20	34,906	$5.20
1,962,586	$6.60 – $ 7.20	5.30	7.19	1,587,586	7.18
1,894,556	$8.80 – $12.90	6.23	9.55	1,610,345	9.54
1,895,717	$13.00	8.88	13.00	532,872	13.00
1,900,182	$13.05 – $16.30	8.90	14.95	278,933	15.12
1,029,700	$16.35 – $16.90	8.65	16.81	342,983	16.82
4,745,316	$17.00 – $38.46	9.02	21.00	1,058,961	26.73

13,462,963	$5.20 – $38.46	8.01	15.03	5,446,586	13.25

On December 31, 2017, we had reserved 13,462,963 shares of common stock for future issuance on exercise of outstanding options granted under the 2007 Plan, as well as the non-plan grants.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Research and development	$11,312	$11,316	$4,701
General and administrative	9,469	7,402	6,282
Sales and marketing	9,757	7,238	3,377

Total stock-based compensation expense	$30,538	$25,956	$14,360

As of December 31, 2017, there was $88.2 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 3.0 years.

For the years ended December 31, 2017, 2016 and 2015, we estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2017	2016	2015
Risk-free interest rate	2.1%	1.7%	1.7%
Dividend yield	—%	—%	—%
Volatility	74.0%	89.1%	92.7%
Expected life (years)	6	6	6

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESPP:

	December 31,
	2017	2016	2015
Risk-free interest rate	1.2%	0.4%	0.1%
Dividend yield	—%	—%	—%
Volatility	50.0%	68.3%	86.7%
Expected life (months)	6	6	6

The weighted-average fair value of options granted was $10.61, $11.82 and $21.92 for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted-average fair value of shares purchased through the ESPP was $4.51, $6.10 and $8.23 for the years ended December 31, 2017, 2016 and 2015, respectively.

The risk-free interest rate assumption is based on observed interest rates on U.S. Treasury debt securities with maturities close to the expected term of our employee and director stock options and ESPP purchases.

The dividend yield assumption is based on our history and expectation of dividend payouts. We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.

We used our historical stock price to estimate volatility.

The expected life of employee and director stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. We have elected to use the simplified method, as we do not have enough historical exercise experience to provide a reasonable basis on which to estimate the expected term. The expected life for the ESPP purchase rights is six months, which represents the length of each purchase period.

9. Income Taxes

For the years ended December 31, 2017, 2016 and 2015, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2017	2016	2015
Tax at statutory federal rate	$(67,145)	$(58,868)	$(33,181)
State tax, net of federal benefit	(6,203)	2,013	(5,753)
Research and development credits	(5,962)	(4,206)	(2,757)
Stock-based compensation expense	3,151	2,694	894
Non-deductible compensation	—	1,864	—
Change in valuation allowance	3,241	55,173	40,445
Impact of the 2017 Tax Act	74,361	—	—
Other	(1,443)	1,330	352

Provision for income taxes	$—	$—	$—

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$134,659	$138,727
Research and development credits	25,919	16,687
Stock-based compensation	8,633	10,272
Other	2,920	3,204

Total gross deferred tax assets	172,131	168,890
Valuation allowance	(172,131)	(168,890)

Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2017 and 2016 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2017, we had federal and state net operating loss (“NOL”) carryforwards of $557.9 million and $300.6 million, respectively, expiring beginning in 2018. As of December 31, 2017, we had federal and California state research and development credit carryforwards of $17.6 million and $10.5 million, respectively. The federal research and development credit carryforwards will begin to expire in 2022. The California state credits can be carried forward indefinitely.

Internal Revenue Code (“IRC”) Section 382 and 383 places a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Section 382 and 383 limitation. We have performed an IRC Section 382 and 383 analysis and determined there were ownership changes in 2007, 2011, and 2013. We are currently in the process of completing the IRC Section 382 and 383 analysis for 2017. The limitation in the federal and state carryforwards associated with the NOL and credit carryforwards reduce the deferred tax assets, which are further offset by a full valuation allowance. The limitation can result in the expiration of the NOLs and credit carryforwards available as of December 31, 2017.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 1998 to 2017 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. We revalued our deferred tax assets as of December 31, 2017 based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of $74.3 million fully offset by a reduction to the valuation allowance. We are not required to pay a one-time transition tax on earnings of our foreign subsidiary as the foreign subsidiary has an accumulated deficit.

As of December 31, 2017 and 2016, we had no accrued interest and penalties related to uncertain tax positions.

As of both December 31, 2017 and 2016, we had unrecognized tax benefits of $0.1 million. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

10. Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maximum amount equal to the lesser of 3% of each participant’s annual compensation or $8,100, $7,950 and $7,950 for the years ended December 31, 2017, 2016 and 2015, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2017, 2016 and 2015, we contributed $0.6 million, $0.6 million and $0.3 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

11. Summary of Quarterly Consolidated Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$3,632	$8,510	$8,572	$10,053
Cost of product sales	(1,186)	(1,013)	(1,051)	(1,338)

Gross Profit	2,446	7,497	7,521	8,715
Operating expenses:
Research and development	33,384	28,597	28,844	47,757
General and administrative	6,742	6,185	6,462	6,165
Sales and marketing	11,619	14,770	13,529	16,683

Loss from operations	(49,299)	(42,055)	(41,314)	(61,890)
Other expense, net	(1,030)	(744)	(552)	(600)

Net loss	$(50,329)	$(42,799)	$(41,866)	$(62,490)

Basic and diluted net loss per share	$(1.00)	$(0.80)	$(0.77)	$(1.09)

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$—	$—	$—	$1,279
Cost of product sales	—	—	—	(35)

Gross Profit	—	—	—	1,244
Operating expenses:
Research and development	16,092	27,286	30,242	29,505
General and administrative	5,367	4,774	5,333	5,892
Sales and marketing	11,853	11,006	12,159	12,650

Loss from operations	(33,312)	(43,066)	(47,734)	(46,803)
Other expense, net	(133)	(160)	(775)	(1,160)

Net loss	$(33,445)	$(43,226)	$(48,509)	$(47,963)

Basic and diluted net loss per share	$(0.92)	$(1.17)	$(1.24)	$(1.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. and includes those policies and procedures that:

•  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. The report appears below.

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Shareholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Heron Therapeutics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in – (2013) Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A.(b), Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ OUM & CO. LLP

San Francisco, California

February 27, 2018

PART III

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2017. Such information is incorporated herein by reference.

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

3.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference herein or filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Document Description

3.1	Certificate of Incorporation, as amended through July 29, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1, filed on August 4, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 22, 2016)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Company’s Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

4.1	Common Stock Certificate (incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 4.1, filed on June 27, 2014)

4.3	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on October 22, 2009)

4.4	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)

10.1*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 26, 2017)

10.2	Lease Agreement between the Company and Metropolitan Life Insurance Company for lease of the Company’s offices in Redwood City dated as of November 7, 1997 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as Exhibit 10-E, filed on March 30, 1998)

10.3*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 26, 2017)

10.4*	Form of 2007 Equity Incentive Plan Stock Option Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)

10.5*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)

10.6*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-O, filed on March 31, 2008)

10.7*	Form of Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S, filed on March 31, 2008)

10.8	Registration Rights Agreement, dated as of October 22, 2009, by and among the Company and the purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on October 22, 2009)

10.9	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 28, 2011)

10.10	Form of Senior Secured Convertible Note due 2021 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on April 28, 2011)

10.11	Securities Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on April 28, 2011)

10.12	Second Amendment to Lease, dated as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.4, filed on April 28, 2011)

10.13	Securities Purchase Agreement, dated June 29, 2011, by and between the Company and the purchasers listed on Schedule I thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on June 30, 2011)

10.14	Amendment to Senior Secured Convertible Note Due 2021, dated June 29, 2011, by and between the Company and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on June 30, 2011)

10.15	Third Amendment to Lease, dated as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 3, 2011)

Exhibit	Document Description

10 .16	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 25, 2012)

10.17*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry D. Quart, Pharm.D. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI, filed on May 10, 2013)

10.18*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Robert H. Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AJ filed on May 10, 2013)

10.19	Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL, filed on August 8, 2013)

10.20*	Executive Employment Agreement, dated November 1, 2013, by and between the Company and Paul Marshall (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, as Exhibit 10-AH, filed on March 7, 2014)

10.21*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Dr. Barry Quart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.1, filed on May 8, 2015)

10.22*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Robert Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.2, filed on May 8, 2015)

10.23*	Amendment to Executive Employment Agreement, dated November 1, 2013, as amended on April 22, 2015, by and between the Company and Paul Marshall (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.4, filed on May 8, 2015)

10.24+	SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement – Finished Final Drug Product, dated May 27, 2015, by and between the Company and Lifecore Biomedical, LLC) (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.25+	Commercial Supply Agreement, dated December 8, 2015, by and between the Company and SAFC, Inc. (incorporated by reference to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2015, as Exhibit 10.36, filed on December 23, 2016)

10.26	Fourth Amendment to Lease, dated as of April 11, 2016, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 15, 2016)

10.27*	Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)

10.28	Security Agreement, dated as of August 5, 2016, by and among the Company, Tang Capital Partners, LP and TC Management Services, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.1, filed on November 8, 2016)

10.29	Subordinated Secured Promissory Note, dated August 5, 2016, by and between the Company and Tang Capital Partners, LP (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.2, filed on November 8, 2016)

10.30	Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)

10.31	Waiver, dated January 18, 2017, between the Company and Tang Capital Partners, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on January 24, 2017)

10.32	First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

10.33*	Executive Employment Agreement, dated April 24, 2017, by and between the Company and Robert E. Hoffman (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as Exhibit 10.1, filed on August 9, 2017)

23.1	Consent of Independent Registered Public Accounting Firm (OUM & Co. LLP)

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit	Document Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.
+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

BY:	/s/ BARRY D. QUART
Barry D. Quart, Pharm.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Barry D. Quart and Robert E. Hoffman as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, with respect to this annual report and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY D. QUART Barry D. Quart, Pharm. D.	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018

/s/ ROBERT E. HOFFMAN Robert E. Hoffman	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	February 27, 2018

/s/ CRAIG A. JOHNSON Craig A. Johnson	Director	February 27, 2018

/s/ JOHN W. POYHONEN John W. Poyhonen	Director	February 27, 2018

/s/ ROBERT H. ROSEN Robert H. Rosen	President and Director	February 27, 2018

/s/ KEVIN C. TANG Kevin C. Tang	Chairman of the Board of Directors	February 27, 2018

/s/ CHRISTIAN WAAGE Christian Waage	Director	February 27, 2018