Form 10-Q
period 2018-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2018-05-10
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 25, 2018 was 71,951,009.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I.     FINANCIAL STATEMENTS (Unaudited)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$46,575	$144,583
Short-term investments	67,363	27,796
Accounts receivable, net	37,713	41,874
Inventory	19,418	10,108
Prepaid expenses and other current assets	5,494	3,702

Total current assets	176,563	228,063
Property and equipment, net	6,504	5,981
Other assets	316	263

Total assets	$183,383	$234,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,458	$18,769
Accrued clinical liabilities	24,934	26,920
Accrued payroll and employee liabilities	5,248	8,860
Other accrued liabilities	20,643	17,175
Deferred revenue	—	2,763
Promissory note payable to related party	25,000	25,000
Convertible notes payable to related parties, net of discount	3,894	3,684

Total current liabilities	91,177	103,171

Stockholders’ equity:
Common stock	650	646
Additional paid-in capital	925,745	913,955
Accumulated other comprehensive loss	(42)	(10)
Accumulated deficit	(834,147)	(783,455)

Total stockholders’ equity	92,206	131,136

Total liabilities and stockholders’ equity	$183,383	$234,307

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net product sales	$11,567	$3,632
Operating expenses:
Cost of product sales	3,133	1,186
Research and development	39,561	33,384
General and administrative	7,028	6,742
Sales and marketing	13,835	11,619

Total operating expenses	63,557	52,931

Loss from operations	(51,990)	(49,299)
Other expense, net	(275)	(1,030)

Net loss	(52,265)	(50,329)
Other comprehensive loss:
Unrealized loss on short-term investments	(32)	(13)

Comprehensive loss	$(52,297)	$(50,342)

Basic and diluted net loss per share	$(0.81)	$(1.00)

Shares used in computing basic and diluted net loss per share	64,724	50,530

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(52,265)	$(50,329)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	7,701	8,021
Depreciation and amortization	381	329
Amortization of debt discount	210	185
Loss on disposal of property and equipment	—	5
Accretion of discount on short-term investments	(211)	(13)
Change in operating assets and liabilities:
Accounts receivable	4,161	(8,367)
Prepaid expenses and other current assets	(1,845)	274
Inventory	(9,508)	699
Accounts payable	(7,311)	(2,337)
Accrued clinical liabilities	(1,986)	(1,983)
Accrued payroll and employee liabilities	(3,612)	(2,292)
Deferred revenue	—	4,136
Other accrued liabilities	2,572	1,091

Net cash used for operating activities	(61,713)	(50,581)
Investing activities:
Purchases of short-term investments	(39,388)	(69,374)
Maturities and sales of short-term investments	—	25,395
Purchases of property and equipment	(904)	(938)

Net cash used for investing activities	(40,292)	(44,917)
Financing activities:
Net proceeds from sale of common stock	(205)	163,747
Proceeds from stock option exercises	4,202	1,850

Net cash provided by financing activities	3,997	165,597

Net (decrease) increase in cash and cash equivalents	(98,008)	70,099
Cash and cash equivalents at beginning of year	144,583	13,414

Cash and cash equivalents at end of period	$46,575	$83,513

Supplemental disclosure of cash flow information:
Interest paid	$500	$1,000

Cumulative effect of adoption of new accounting standard	$1,573	$—

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. Heron Therapeutics®, the Heron logo, SUSTOL®, CINVANTI® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

1. Business

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes Heron’s Biochronomer® polymer-based drug delivery technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011, which utilizes Heron’s Biochronomer® polymer-based drug delivery technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

In March 2018, Heron reported positive topline results from EPOCH1 and EPOCH2, its pivotal Phase 3 studies of HTX-011 in bunionectomy and hernia repair, respectively. All primary and key secondary endpoints were achieved in these studies. Furthermore, HTX-011 is the only long-acting local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control, through 72 hours. HTX-011 was well tolerated in both studies, with a safety profile comparable to placebo and bupivacaine solution. HTX-011 continues to be investigated in ongoing Phase 2 studies in breast augmentation and total knee arthroplasty. HTX-011 was granted Fast Track Designation from the FDA in the fourth quarter of 2017. In the second half of 2018, Heron expects to file an NDA to the FDA for HTX-011.

We have incurred significant operating losses and negative cash flows from operations. As of March 31, 2018, our accumulated deficit was $834.1 million, and we had $113.9 million in cash, cash equivalents and short-term investments. In April 2018, we received net cash proceeds of $168.7 million from a public offering of our common stock. As of March 31, 2018, our pro-forma cash, cash equivalents and short-term investments, adjusting for the April 2018 public offering, was $282.6 million. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from the purchase date of three months or less.

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

The following is a summary of our short-term investments (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$16,202	$—	$(42)	$16,160
U.S. commercial paper	17,402	—	—	17,402
Foreign commercial paper	33,801	—	—	33,801

Total	$67,405	$—	$(42)	$67,363

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$13,003	$—	$(10)	$12,993
U.S. commercial paper	4,929	—	—	4,929
Foreign commercial paper	9,874	—	—	9,874

Total	$27,806	$—	$(10)	$27,796

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for each of the three months ended March 31, 2018 and 2017.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. There were no realized gains or losses for each of the three months ended March 31, 2018 and 2017.

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

Sales of SUSTOL to two customers accounted for 10% or more of our net product sales for the three months ended March 31, 2018. Sales of CINVANTI to three customers accounted for 10% or more of our net product sales for the three months ended March 31, 2018. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

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

As of March 31, 2018, inventory totaled $19.4 million, which consisted of raw materials of $5.0 million, work in process of $8.1 million and finished goods of $6.3 million. As of March 31, 2018, total inventory included $8.5 million related to SUSTOL and $10.9 million related to CINVANTI. As of December 31, 2017, inventory totaled $10.1 million, which consisted of raw materials of $2.7 million, work in process of $4.2 million and finished goods of $3.2 million. As of December 31, 2017, total inventory included $7.1 million related to SUSTOL and $3.0 million related to CINVANTI.

For the three months ended March 31, 2018, we recognized cost of product sales of $3.1 million for sales of SUSTOL and CINVANTI. For the three months ended March 31, 2017, we recognized $1.2 million for sales of SUSTOL. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL and CINVANTI, as well as shipping and distribution costs.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Accordingly, in the first quarter of 2018, we adopted Topic 606 using the modified retrospective approach. Under this approach, incremental disclosures are provided to present each financial statement line item for 2018 under the prior standard. As a result of the adoption of Topic 606, we recorded a cumulative adjustment to retained earnings of $1.6 million on January 1, 2018. This adjustment reflects the acceleration of $2.9 million in gross product sales less $1.1 million in product sales allowances and $0.2 million in cost of product sales (see Note 5).

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

Because we have incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, stock options, warrants and shares of common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive. The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of March 31,
	2018	2017
Stock options outstanding	12,906	11,849
Warrants outstanding	640	625
Shares of common stock underlying Convertible Notes outstanding	8,103	7,634

Recent Accounting Pronouncements

Recently Adopted

In May 2017, FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. In the first quarter of 2018, we adopted the provisions of ASU 2017-09, which did not have a material impact on our results of operations or financial condition.

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2018 and December 31, 2017 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds	$37,883	$37,883	$—	$—
U.S. corporate debt securities	16,160	—	16,160	—
U.S. commercial paper	17,402	—	17,402	—
Foreign commercial paper	36,641	—	36,641	—

Total	$108,086	$37,883	$70,203	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds	$91,386	$91,386	$—	$—
U.S. corporate debt securities	17,520	—	17,520	—
U.S. commercial paper	39,863	—	39,863	—
Foreign commercial paper	19,854	—	19,854	—

Total	$168,623	$91,386	$77,237	$—

As of March 31, 2018, cash equivalents included $2.8 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $67.4 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2017, cash equivalents included $49.4 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $27.8 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2018 and December 31, 2017 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes and Promissory Note outstanding at March 31, 2018 and December 31, 2017 do not have readily available ascertainable market values; however, the carrying values are considered to approximate their fair values.

5. Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that resell SUSTOL to healthcare providers, the end users of SUSTOL. CINVANTI is distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (“Customers”) that resell CINVANTI to healthcare providers and hospitals, the end users of CINVANTI.

Adoption of Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under the FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). Prior to the adoption of Topic 606, we recognized product sales as revenue to the extent that our Customers had resold our products to end users (sell-through approach). With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our Customers (sell-in approach). Product sales under both Topic 605 and 606 are reported net of product sales allowances, which include product returns.

Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for our products. To determine revenue recognition for contracts with customers within the scope of Topic 606, we performed the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations.

The following table shows the reconciliation of assets and liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as adjusted, due to the modified retrospective adoption of Topic 606 on January 1, 2018 (in thousands):

	As Reported Under Topic 605	Effect of Change	As Adjusted Under Topic 606
Inventory	$10,108	$(198)	$9,910
Other accrued liabilities	17,175	992	18,167
Deferred revenue	2,763	(2,763)	—
Retained earnings	(783,455)	1,573	(781,882)

The following table shows the unaudited condensed consolidated financial statement line items for the first quarter of 2018, as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data):

	As Reported Under Topic 606	Effect of Change	As Revised Under Topic 605
Consolidated Balance Sheet:
Inventory	$19,418	$610	$20,028
Other accrued liabilities	20,643	(538)	20,105
Deferred revenue	—	2,345	2,345
Retained earnings	(834,147)	(1,197)	(835,344)

Consolidated Statement of Operations and Comprehensive Loss:
Net product sales	$11,567	$(36)	$11,531
Cost of product sales	3,133	(412)	2,721
Loss from operations	(51,990)	376	(51,614)
Net loss	(52,265)	376	(51,889)
Basic and diluted net loss per share	(0.81)	0.01	(0.80)

Consolidated Statement of Cash Flows:
Net loss	$(52,265)	$376	$(51,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	(9,508)	(412)	(9,920)
Other accrued liabilities	2,572	454	3,026
Deferred revenue	—	(418)	(418)

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•	Product Returns — We allow our Customers to return product for credit 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•	Distributor Fees — We offer contractually determined discounts to our Customers. These discounts are paid no later than two months after the quarter in which product was shipped.

•	Group Purchasing Organization (“GPO”) Discounts and Rebates — We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase SUSTOL or CINVANTI from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are based on actual purchase levels during the quarterly rebate purchase period.

•	GPO Administrative Fees — We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO’s members.

•	Medicaid Rebates — We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which SUSTOL or CINVANTI was sold.

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

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees for the three months ended March 31, 2018, which are included in other accrued liabilities on the unaudited condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2017	$521	$580	$8,218	$9,319
Provision	142	1,160	11,446	12,748
Payments/credits	—	(706)	(8,757)	(9,463)

Balance at March 31, 2018	$663	$1,034	$10,907	$12,604

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

The total expense for these activities was $9.6 million, $5.7 million of which is primarily for severance and $3.9 million of which is for non-cash, stock-based compensation expense. The total expense was recognized between September 30, 2016 and December 31, 2017.

We expect to make the final payment resulting from the realignment of our goals and objectives and new development focus in the third quarter of 2018. As of March 31, 2018, we have paid $5.3 million of the total $5.7 million cash severance charges.

In March 2018, we shut down operations at our Redwood City facility and entered into a sublease agreement for the remainder of the lease term. The fair value of the cease-use liability was calculated using the remaining lease payments, offset by future sub-lease payments, deferred rent amortization and prepaid rent amounts. For the three months ended March 31, 2018, we recorded expense of $0.5 million to general and administrative expense as a loss on the lease.

We have accounted for these expenses in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.

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

The Convertible Notes are secured by substantially all of our assets, including placing our bank and investment accounts under a control agreement. The Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in additional principal amount of Convertible Notes, at the election of the purchasers. The Convertible Notes mature on May 2, 2021; however, the holders of the Convertible Notes may require prepayment of the Convertible Notes at any time, at each holder’s option.

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

As of March 31, 2018, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of outstanding principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2018, accrued interest of $0.1 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.1 million. For the three months ended March 31, 2018 and 2017, interest expense relating to the stated rate was $0.1 million and $0.1 million, respectively, and interest expense relating to the amortization of the debt discount was $0.2 million and $0.2 million, respectively.

As of March 31, 2018, the carrying value of the Convertible Notes was $3.9 million, which is comprised of the $6.5 million principal amount of the Convertible Notes outstanding, less debt discount of $2.6 million. At March 31, 2018, the Convertible Notes were convertible into 8.1 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Promissory Note with TCP whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There are no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the three months ended March 31, 2018, interest expense was $0.5 million, compared to $1.0 million for the three months ended March 31, 2017. As of March 31, 2018, the outstanding principal amount of the Promissory Note was $25.0 million.

8. Stockholders’ Equity

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

In April 2018, we sold 6.9 million shares of our common stock at a public offering price of $26.00 per share. We received total net cash proceeds of $168.7 million (net of $9.3 million in issuance costs) from the sale of the common stock (See Note 10).

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2017	13,463	$15.03	8.01
Granted	122	$23.06
Exercised	(435)	$9.66
Expired and forfeited	(244)	$19.02

Balance at March 31, 2018	12,906	$15.22	7.86

For the three months ended March 31, 2018, 435,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $4.2 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$3,036	$3,208
General and administrative	2,276	2,374
Sales and marketing	2,389	2,439

Total stock-based compensation expense	$7,701	$8,021

As of March 31, 2018, there was $79.7 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.8 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2018	2017
Risk-free interest rate	2.6%	2.1%
Dividend yield	0.0%	0.0%
Volatility	71.4%	87.3%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended March 31, 2018 and 2017.

9. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2018.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. In 2017, we adopted ASU 2016-09, which resulted in the recognition of $3.6 million of previously unrecognized tax benefits in deferred tax assets, fully offset by a valuation allowance. The disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017 continue to be accurate for the three months ended March 31, 2018.

10. Subsequent Events

In April 2018, we sold 6.9 million shares of our common stock at a public offering price of $26.00 per share. We received total net cash proceeds of $168.7 million (net of $9.3 million in issuance costs) from the sale of the common stock.

In connection with the public offering, TCP executed a waiver (the “Waiver”) pursuant to which TCP waived: (i) our obligation under the Securities Purchase Agreement, dated April 24, 2011, among us, TCP and certain other investors to maintain a sufficient number of authorized shares of our common stock to permit the conversion of TCP’s outstanding principal and interest under the Convertible Notes to our common stock; and (ii) its right to convert the Convertible Notes for the duration of the Waiver. The Waiver will remain effective until the earliest to occur of: (i) a change in the control of the Company; (ii) the Company’s stockholders approving an increase of the number of authorized shares of our common stock; and (iii) September 28, 2018. If, upon the expiration of the Waiver, TCP seeks to convert part or all of the Convertible Notes and we do not have a sufficient number of authorized shares of our common stock to permit the conversion of the portion of the Convertible Notes being converted, then we will be obligated to make a cash payment to TCP equal to the value of the underlying shares of common stock that we are unable to deliver on conversion based on the price of our common stock at such time.

On May 8, 2018, we entered into a Second Amendment to Lease (the “Lease Amendment”) with AP3-SD1 Campus Point LLC (the “Landlord”), amending that certain Lease, dated October 18, 2016, by and between us and the Landlord, as amended by that certain First Amendment to Lease, dated March 15, 2017 (the “Lease”). The Lease Amendment provides for us to lease additional office space in the building located at 4242 Campus Point Court, San Diego, California, for a period of 87 months, beginning on the date that our improvements to the premises are substantially complete. Pursuant to the Lease Amendment, we have agreed to pay a basic annual rent that increases incrementally over the term of the Lease Amendment from $0.9 million for the first 12 months of the Lease Amendment (inclusive of certain rent abatements) to a prorated portion of a basic annual rent of $1.4 million for the last three months of the Lease Amendment, and such other amounts as set forth in the Lease Amendment. We also paid to the Landlord an additional security deposit in the amount of $0.1 million. Except as modified by the Lease Amendment, all of the provisions of the Lease will continue unmodified and in full force and effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018.

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

Factors that might cause these differences include the following:

•	our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”), CINVANTI® aprepitant injectable emulsion (“CINVANTI”) and future product candidates, including our positioning relative to competing products;

•	estimates of the outcome of the commercial launch of CINVANTI;

•	whether the HTX-011 Phase 2 and Phase 3 study results are indicative of the results in future studies;

•	the timing of the New Drug Application (“NDA”) submission to the U.S. Food and Drug Administration (“FDA”) for HTX-011 and potential regulatory approval for and commercial launch of HTX-011;

•	the potential market opportunities for SUSTOL, CINVANTI and HTX-011;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;

•	whether safety and efficacy results of our clinical trials and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies, and our ability to submit for and obtain regulatory approval for product candidates, in our anticipated timing, or at all;

•	our ability to meet the postmarketing study requirements within the FDA’s mandated timelines and to obtain favorable results and comply with standard postmarketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL, CINVANTI or any of our product candidates;

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® sustained-release drug delivery technology (“Biochronomer technology”);

•	our ability to establish key collaborations and vendor relationships for our products and any other future product candidates;

•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;

•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•	uncertainties associated with obtaining and enforcing patents to protect our products, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	our estimates regarding our capital requirements; and

•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments that address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes Heron’s Biochronomer® polymer-based drug delivery technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI, was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011, which utilizes Heron’s proprietary Biochronomer® polymer-based drug delivery technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

In March 2018, Heron reported positive topline results from EPOCH1 and EPOCH2, its pivotal Phase 3 studies of HTX-011 in bunionectomy and hernia repair, respectively. All primary and key secondary endpoints were achieved in these studies. Furthermore, HTX-011 is the only long-acting local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control, through 72 hours. HTX-011 was well tolerated in both studies, with a safety profile comparable to placebo and bupivacaine solution. HTX-011 continues to be investigated in ongoing Phase 2 studies in breast augmentation and total knee arthroplasty. HTX-011 was granted Fast Track Designation from the FDA in the fourth quarter of 2017. In the second half of 2018, Heron expects to file an NDA to the FDA for HTX-011.

CINV Product Portfolio

SUSTOL

SUSTOL was our first commercial product. SUSTOL was approved by the FDA on August 9, 2016, and we commenced commercial sales in the U.S. in October 2016.

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes our Biochronomer technology to maintain therapeutic levels of granisetron for ≥5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical studies that evaluated SUSTOL’s efficacy and safety in more than 2,000 patients with cancer. SUSTOL’s efficacy in preventing nausea and vomiting was evaluated in both the acute phase (0-24 hours following chemotherapy) and the delayed phase (24-120 hours following chemotherapy).

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and AC combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC regimens are among the most commonly prescribed HEC regimens, as defined by both the National Comprehensive Cancer Network (“NCCN”) and the American Society of Clinical Oncology.

In February 2017, the NCCN included SUSTOL as a part of its NCCN Clinical Practice Guidelines in Oncology for Antiemesis Version 1.2017. The NCCN has given SUSTOL a Category 1 recommendation, the highest level category of evidence and consensus, for use in the prevention of acute and delayed nausea and vomiting in patients receiving HEC or MEC regimens. The guidelines now identify SUSTOL as a “preferred” agent for preventing nausea and vomiting following MEC. Further, the guidelines highlight the unique, extended-release formulation of SUSTOL.

In January 2018, a product-specific billing code, or permanent J-code (“J-code”), for SUSTOL became available. The new J-code was assigned by the Centers for Medicare and Medicaid Services and will help simplify the billing and reimbursement process for prescribers of SUSTOL.

CINVANTI

CINVANTI is our second commercial product. CINVANTI was approved by the FDA on November 9, 2017, and we commenced commercial sales in the U.S. in January 2018.

CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC).

CINVANTI is an intravenous formulation of aprepitant, an NK1 receptor antagonist. CINVANTI is the first intravenous (“IV”) formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is the only single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0 – 24 hours after chemotherapy) and the delayed phase (24 – 120 hours after chemotherapy). CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant.

NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. The only other injectable NK1 receptor antagonist currently approved in the U.S. for both acute and delayed CINV, EMEND® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which has been linked to hypersensitivity reactions, including anaphylaxis, and infusion site reactions. The CINVANTI formulation does not contain polysorbate 80 or any other synthetic surfactant. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events reported with CINVANTI.

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

In March 2018, we reported positive topline results from EPOCH1 and EPOCH2, our pivotal Phase 3 studies of HTX-011 in bunionectomy and hernia repair, respectively. All primary and key secondary endpoints were achieved in these studies. Furthermore, HTX-011 is the only long-acting local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control, through 72 hours.

The primary and key secondary endpoints for both Phase 3 studies were identical. The primary endpoint was pain intensity as measured by the Area Under the Curve (“AUC”) score from 0 to 72 hours post-surgery (“AUC 0-72”) compared to placebo. Key secondary endpoints in order of evaluation were:

•	comparison of AUC 0-72 of pain intensity to bupivacaine solution;

•	the total amount of opioid rescue medication consumption compared to placebo through 72 hours after surgery;

•	the proportion of patients who received no opioid rescue medication after surgery compared to bupivacaine solution; and

•	the total opioid consumption through 72 hours after surgery compared to bupivacaine.

Bunionectomy — Study 301/EPOCH1 Results

EPOCH1 was a randomized, placebo- and active-controlled, double-blind, Phase 3 clinical study evaluating the efficacy and safety of locally administered HTX-011 at 60 mg compared to the standard dose of bupivacaine solution (50 mg) and placebo for post-operative pain control following bunionectomy surgery in 412 subjects. All primary and key secondary endpoints were achieved:

•	There was a 27% reduction in pain intensity as measured by AUC 0-72 when comparing HTX-011 to placebo (p<0.0001);

•	There was an 18% reduction in pain as measured by AUC 0-72 when comparing HTX-011 to bupivacaine solution (p=0.0002);

•	Over 72 hours post-surgery, patients receiving HTX-011 consumed 37% less opioids than placebo patients (p<0.0001) and 25% less opioids than patients receiving bupivacaine solution (p=0.0022); and

•	29% of patients receiving HTX-011 required no opioid medication for 72 hours post-surgery compared to only 2% receiving placebo (p<0.0001) and 11% receiving the standard-of-care, bupivacaine solution (p=0.0001). These results parallel the significantly reduced incidence of severe pain in patients receiving HTX-011 compared to both placebo (36% reduction; p<0.0001) and bupivacaine (29% reduction; p<0.0001).

Hernia Repair — Study 302/EPOCH2 Results

EPOCH2 was a randomized, placebo- and active-controlled, double-blind, Phase 3 clinical study evaluating the efficacy and safety of locally administered HTX-011 at 300 mg compared to the standard dose of bupivacaine solution (75 mg) and placebo for post-operative pain control following hernia repair surgery in 418 subjects. All primary and key secondary endpoints were achieved:

•	There was a 23% reduction in pain intensity as measured by AUC 0-72 when comparing HTX-011 to placebo (p=0.0004);

•	There was a 21% reduction in pain as measured by AUC 0-72 when comparing HTX-011 to bupivacaine solution (p<0.0001);

•	Over 72 hours post-surgery, patients receiving HTX-011 consumed 38% less opioids than placebo patients (p=0.0001) and 25% less opioids than patients receiving bupivacaine solution (p=0.0240); and

•	51% of patients receiving HTX-011 required no opioid medication for 72 hours post-surgery compared to only 22% receiving placebo (p<0.0001) and 40% receiving the standard-of-care, bupivacaine solution (p=0.0486). These results parallel the significantly reduced incidence of severe pain in patients receiving HTX-011 compared to both placebo (40% reduction; p<0.0001) and bupivacaine (19% reduction; p=0.0372).

HTX-011 was well tolerated in both studies, with a safety profile comparable to placebo and bupivacaine solution. There were no drug-related serious adverse events or discontinuations due to drug-related adverse events in HTX-011-treated patients, and there were fewer opioid-related adverse events in HTX-011-treated patients.

HTX-011 is the only long-acting anesthetic designed to address both postoperative pain and inflammation in a single administration at the surgical site. The unique synergy of bupivacaine and meloxicam in HTX-011 has consistently been shown to reduce pain over 72 hours significantly better than bupivacaine alone in multiple diverse surgical models. HTX-011 is administered as a single-dose application via needle-free syringe to directly coat the affected tissue within the surgical site prior to suturing, which makes HTX-011’s route of administration faster, easier and potentially safer compared to numerous injections required with current local anesthetics.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory, accrued clinical liabilities, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies include: revenue recognition, inventory, accrued clinical liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018, other than disclosed in Note 3 to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q with respect to the adoption of Topic 606.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Product Sales

For the three months ended March 31, 2018, we recognized net product sales of $11.6 million for sales of SUSTOL and CINVANTI. For the three months ended March 31, 2017, we recognized net product sales of $3.6 million for sales of SUSTOL. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

Cost of Product Sales

For the three months ended March 31, 2018 and 2017, we recognized cost of product sales of $3.1 million and $1.2 million, respectively. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL and CINVANTI, as well as shipping and distribution costs.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
HTX-011-related costs	$26,976	$14,192
CINVANTI-related costs	2,018	5,927
SUSTOL-related costs	956	3,163
Personnel costs and other expenses	6,575	6,894
Stock-based compensation expense	3,036	3,208

Total research and development expense	$39,561	$33,384

For the three months ended March 31, 2018, research and development expense increased to $39.6 million from $33.4 million for the same period in 2017. The increase in research and development expense was primarily due to an increase in costs related to HTX-011 of $12.8 million. This increase was partially offset by a decrease in costs related to CINVANTI of $3.9 and SUSTOL of $2.2 million.

General and Administrative Expense

For the three months ended March 31, 2018 and 2017, general and administrative expense remained comparable at $7.0 million and $6.7 million, respectively.

Sales and Marketing Expense

For the three months ended March 31, 2018, sales and marketing expense increased to $13.8 million from $11.6 million for the same period in 2017. The increase in sales and marketing expense was primarily due to external costs to support the commercialization of SUSTOL and CINVANTI and market research and planning for our HTX-011 program.

Other Expense, Net

For the three months ended March 31, 2018, other expense, net, decreased to $0.3 million from $1.0 million for the same period in 2017. This decrease was due to a decrease in interest expense related to our Subordinated Secured Promissory Note (“Promissory Note”), as well as an increase in interest income from short-term investments.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $113.9 million, compared to $172.4 million as of December 31, 2017. In April 2018, we received net cash proceeds of $168.7 million from a public offering of our common stock. As of March 31, 2018, our pro-forma cash, cash equivalents and short-term investments, adjusting for the April 2018 public offering, was $282.6 million. Based on our current operating plan and projections, we believe that available cash, cash equivalents and short-term investments, including the net cash proceeds from our recent public offering, are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three months ended March 31, 2018 was $52.3 million, or $0.81 per share, compared to a net loss of $50.3 million, or $1.00 per share for the same period in 2017. Our net cash used for operating activities for the three months ended March 31, 2018 was $61.7 million, compared to net cash used for operating activities of $50.6 million for the same period in 2017. The increase in net loss in 2018 as compared to 2017 was primarily due to continued development of HTX-011. The increase in net cash used for operating activities was due to an increase in net loss and changes in working capital associated with the launch of SUSTOL and CINVANTI.

Our net cash used for investing activities for the three months ended March 31, 2018 was $40.3 million, compared to net cash used for investing activities of $44.9 million for the same period in 2017. The decrease in cash used for investing activities was due to the net decrease in purchases and maturities of short-term investments.

Our net cash provided by financing activities for the three months ended March 31, 2018 was $4.0 million, compared to net cash provided by financing activities of $165.6 million for the same period in 2017. In January 2017, we completed a public offering of common stock as a result of which we received $163.7 million in proceeds, net of issuance costs.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

In 2017, we completed two public offerings of common stock as a result of which we received $306.3 million in proceeds, net of issuance costs. In April 2018, we received net cash proceeds of $168.7 million from a public offering of our common stock.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There are no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. As of March, 31 2018, the outstanding principal amount of the Promissory Note was $25.0 million.

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

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, certain employees have received or will receive a one-time severance payment upon termination, as well as other benefits as required by the executive employment or management retention agreements. We expect to fulfill our remaining obligation under these agreements in the third quarter of 2018 (see Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

On May 8, 2018, we entered into a Second Amendment to Lease (the “Lease Amendment”) with AP3-SD1 Campus Point LLC (the “Landlord”), amending that certain Lease, dated October 18, 2016, by and between us and the Landlord, as amended by that certain First Amendment to Lease, dated March 15, 2017 (the “Lease”). The Lease Amendment provides for us to lease additional office space in the building located at 4242 Campus Point Court, San Diego, California, for a period of 87 months, beginning on the date that our improvements to the premises are substantially complete. Pursuant to the Lease Amendment, we have agreed to pay a basic annual rent that increases incrementally over the term of the Lease Amendment from $0.9 million for the first 12 months of the Lease Amendment (inclusive of certain rent abatements) to a prorated portion of a basic annual rent of $1.4 million for the last three months of the Lease Amendment, and such other amounts as set forth in the Lease Amendment. We also paid to the Landlord an additional security deposit in the amount of $0.1 million. Except as modified by the Lease Amendment, all of the provisions of the Lease will continue unmodified and in full force and effect.

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2018. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

During the three months ended March 31, 2018, we implemented certain internal controls in connection with our adoption of Topic 606. There were no other changes in our internal control over financial reporting that occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are substantially dependent on the success of SUSTOL® and CINVANTI®, and if either SUSTOL or CINVANTI do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize our approved products, SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and CINVANTI® aprepitant injectable emulsion (“CINVANTI”). Although members of our management team have prior experience launching new drugs, SUSTOL and CINVANTI are the first two products that we have launched.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of SUSTOL and CINVANTI may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•	the scope of our approved product labels;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

•	our ability to raise patient and physician awareness of chemotherapy-induced nausea and vomiting (“CINV”) associated with anthracycline and cyclophosphamide (“AC”) combination chemotherapy regimens, moderately emetogenic chemotherapy (“MEC”) or highly emetogenic chemotherapy (“HEC”) and encourage physicians to look for incidence of CINV among patients;

•	the cost-effectiveness of our products;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our products;

•	the size of the potential market for our products;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our products or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our products or similar classes of drugs;

•	product liability litigation alleging injuries relating to the products or similar classes of drugs;

•	our ability to maintain and defend our patents for SUSTOL and CINVANTI;

•	our ability to continue to have SUSTOL and CINVANTI manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture SUSTOL and CINVANTI;

•	our ability to access third parties to manufacture and distribute our products on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our products;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our products;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our products.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL, CINVANTI or any other product we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical trials achieve the specified endpoints, the U.S. Food and Drug Administration (“FDA”) may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidate, including HTX-011, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

SUSTOL faces significant competition. Currently available 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, a neurokinin-1 (“NK1”) receptor antagonist, marketed by Eisai, Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy, which is considered to be a HEC regimen by the NCCN and the American Society of Clinical Oncology. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by Tesaro, Inc.) and potentially other products that include an NK1 receptor antagonist that reach the market.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $834.1 million through March 31, 2018. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $113.9 million. In April 2018, we received net cash proceeds of $168.7 million from a public offering of our common stock. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the timing and costs associated with the commercial launch of CINVANTI; the degree of commercial success of SUSTOL and CINVANTI; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Before we can receive regulatory approval for the commercial sale of our potential products, the FDA and comparable authorities in non-U.S. jurisdictions require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Significant delays in preclinical and clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. Our ability to complete clinical trials in a timely manner could be impacted by, among other factors:

•	delay or failure in reaching agreement with the FDA or comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining Institutional Review Board (“IRB”) approval or the approval of other reviewing entities, including comparable foreign entities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in obtaining clinical materials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure of subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the Institutional Review Board (“IRB”), data safety monitoring boards or comparable foreign entities, or results from earlier stage or concurrent preclinical and clinical studies that might require modification to the protocol;

•	decisions by the FDA, the IRB, comparable foreign regulatory entities, or recommendations by a data safety monitoring board or comparable foreign regulatory entity to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profiles or unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	manufacturing issues, including problems with manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials; and

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Additionally, in 2013, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations in 2014. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA requires pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions require manufacturers that participate in federal health care programs to begin collecting such information after a six-month period following commercial launch of a product; however, state law equivalents may require compliance beginning at commercial launch.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union that becomes effective in May 2018. In addition, most healthcare providers who may prescribe products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2018, we had a total of 22 issued U.S. patents and an additional 28 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between June 2018 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 27 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, the EU, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by two patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by seven patents issued in the U.S. with expiration dates ranging from May 2021 to April 2035 and one patent issued in Mexico with expiration date of March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of March 31, 2018, we would be required to issue an aggregate of 8,102,702 shares, representing 11% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

On March 28, 2018, the Company and Tang Capital Partners, LP (“TCP”) executed a waiver (the “Waiver”) pursuant to which TCP waived: (i) our obligation under the Securities Purchase Agreement, dated April 24, 2011, among us, TCP and certain other investors to maintain a sufficient number of authorized shares of our common stock to permit the conversion of TCP’s outstanding principal and interest under the Convertible Notes to our common stock; and (ii) its right to convert the Convertible Notes for the duration of the Waiver. The Waiver will remain effective until the earliest to occur of: (i) a change in the control of the Company; (ii) the Company’s stockholders approving an increase of the number of authorized shares of our common stock; and (iii) September 28, 2018. If, upon the expiration of the Waiver, TCP seeks to convert part or all of the Convertible Notes and we do not have a sufficient number of authorized shares of our common stock to permit the conversion of the portion of the Convertible Notes being converted, then we will be obligated to make a cash payment to TCP equal to the value of the underlying shares of common stock that we are unable to deliver on conversion based on the price of our common stock at such time.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on April 2, 2018, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of TCP was 8,525,215 shares, or 12% of our outstanding shares of common stock on April 3, 2018. In addition, as of March 31, 2018, TCP has the right to acquire 6,482,161 shares on conversion of the Convertible Notes.

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

On May 8, 2018, we entered into a Second Amendment to Lease (the “Lease Amendment”) with AP3-SD1 Campus Point LLC (the “Landlord”), amending that certain Lease, dated October 18, 2016, by and between us and the Landlord, as amended by that certain First Amendment to Lease, dated March 15, 2017 (the “Lease”). The Lease Amendment provides for us to lease additional office space in the building located at 4242 Campus Point Court, San Diego, California, for a period of 87 months, beginning on the date that our improvements to the premises are substantially complete. Pursuant to the Lease Amendment, we have agreed to pay a basic annual rent that increases incrementally over the term of the Lease Amendment from $0.9 million for the first 12 months of the Lease Amendment (inclusive of certain rent abatements) to a prorated portion of a basic annual rent of $1.4 million for the last three months of the Lease Amendment, and such other amounts as set forth in the Lease Amendment. We also paid to the Landlord an additional security deposit in the amount of $0.1 million. Except as modified by the Lease Amendment, all of the provisions of the Lease will continue unmodified and in full force and effect.

The foregoing description of the terms of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, a copy of which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to Lease, dated May 8, 2018, by and between Heron Therapeutics, Inc. and AP3-SD1 Campus Point LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 10, 2018	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive)

/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)