Form 10-Q
period 2018-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2018-08-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 24, 2018 was 77,734,284.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I.	FINANCIAL STATEMENTS (Unaudited)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$258,934	$144,583
Short-term investments	164,030	27,796
Accounts receivable, net	45,886	41,874
Inventory	27,197	10,108
Prepaid expenses and other current assets	6,577	3,702

Total current assets	502,624	228,063
Property and equipment, net	7,505	5,981
Other assets	427	263

Total assets	$510,556	$234,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,979	$18,769
Accrued clinical liabilities	17,986	26,920
Accrued payroll and employee liabilities	6,886	8,860
Other accrued liabilities	19,702	17,175
Deferred revenue	—	2,763
Promissory note payable to related party	25,000	25,000
Convertible notes payable to related parties, net of discount	4,112	3,684

Total current liabilities	78,665	103,171

Stockholders’ equity:
Common stock	775	646
Additional paid-in capital	1,303,957	913,955
Accumulated other comprehensive loss	(25)	(10)
Accumulated deficit	(872,816)	(783,455)

Total stockholders’ equity	431,891	131,136

Total liabilities and stockholders’ equity	$510,556	$234,307

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net product sales	$17,277	$8,510	$28,844	$12,142
Operating expenses:
Cost of product sales	5,231	1,013	8,364	2,199
Research and development	30,159	28,597	69,720	61,981
General and administrative	6,209	6,185	13,237	12,927
Sales and marketing	14,531	14,770	28,366	26,389

Total operating expenses	56,130	50,565	119,687	103,496

Loss from operations	(38,853)	(42,055)	(90,843)	(91,354)
Other income (expense), net	183	(744)	(92)	(1,774)

Net loss	(38,670)	(42,799)	(90,935)	(93,128)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	17	24	(15)	11

Comprehensive loss	$(38,653)	$(42,775)	$(90,950)	$(93,117)

Basic and diluted net loss per share	$(0.54)	$(0.80)	$(1.33)	$(1.79)

Shares used in computing basic and diluted net loss per share	71,952	53,791	68,358	52,170

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(90,935)	$(93,128)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	15,522	16,171
Depreciation and amortization	711	741
Amortization of debt discount	428	374
Loss on disposal of property and equipment	3	5
Accretion of discount on short-term investments	(864)	(168)
Change in operating assets and liabilities:
Accounts receivable	(4,012)	(16,656)
Prepaid expenses and other current assets	(3,039)	32
Inventory	(17,287)	539
Accounts payable	(13,790)	(499)
Accrued clinical liabilities	(8,934)	1,209
Accrued payroll and employee liabilities	(1,974)	(1,156)
Deferred revenue	—	3,689
Other accrued liabilities	1,729	6,236

Net cash used for operating activities	(122,442)	(82,611)
Investing activities:
Purchases of short-term investments	(157,885)	(93,776)
Maturities and sales of short-term investments	22,500	52,693
Purchases of property and equipment	(2,238)	(1,424)

Net cash used for investing activities	(137,623)	(42,507)
Financing activities:
Net proceeds from sale of common stock	363,127	163,747
Repayment of promissory note payable to related party	—	(25,000)
Proceeds from stock option exercises	10,641	2,658
Proceeds from purchases under the Employee Stock Purchase Plan	648	576

Net cash provided by financing activities	374,416	141,981

Net increase in cash and cash equivalents	114,351	16,863
Cash and cash equivalents at beginning of year	144,583	13,414

Cash and cash equivalents at end of period	$258,934	$30,277

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$1,789

Cumulative effect of adoption of new accounting standard	$1,574	$—

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

1.    Business

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 receptor antagonist that utilizes Heron’s proprietary Biochronomer® drug delivery technology (“Biochronomer Technology”) to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. In the second half of 2018, Heron expects to submit a New Drug Application to the FDA for HTX-011.

We have incurred significant operating losses and negative cash flows from operations. As of June 30, 2018, our accumulated deficit was $872.8 million, and we had $423.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan and projections, management believes that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, inventory, accrued clinical liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with original maturities from the purchase date of three months or less.

Short-term investments consist of securities with contractual maturities of greater than three months to one year. We have classified our short-term investments as available-for-sale securities in the accompanying unaudited condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our bank and investment accounts have been placed under control agreements in accordance with our Senior Secured Convertible Notes (“Convertible Notes”) and our Subordinated Secured Promissory Note (“Promissory Note”) (see Note 10).

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

Our products are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell our products to healthcare providers and hospitals, the end users.

The following table includes the percentage of net product sales and accounts receivable balances for our major Customers, which are Customers comprising 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	As of June 30, 2018
Customer A	47.0%	55.8%	58.4%
Customer B	31.3%	21.3%	22.7%
Customer C	21.2%	22.6%	18.7%

Total	99.5%	99.7%	99.8%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for doubtful accounts, we consider: (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; and (3) the outstanding balances and past due amounts from our Customers.

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. As of June 30, 2018, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of June 30, 2018, we determined that an allowance for doubtful accounts was not required. For the three and six months ended June 30, 2018, we did not write off any accounts receivable balances.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Accordingly, in the first quarter of 2018, we adopted Topic 606 using the modified retrospective approach. Under this approach, incremental disclosures are provided to present each financial statement line item for 2018 under the prior standard. As a result of the adoption of Topic 606, we recorded a cumulative adjustment to retained earnings of $1.6 million on January 1, 2018. This adjustment reflects the acceleration of $2.9 million in gross product sales less $1.1 million in product sales allowances and $0.2 million in cost of product sales (see Note 7).

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, warrants and shares of common stock underlying Convertible Notes are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, stock options, warrants and shares of common stock underlying Convertible Notes are not included in the computation of net loss per share because their effect would be anti-dilutive. The following table includes the number of stock options, warrants and shares of common stock underlying Convertible Notes not included in the computation as of the dates shown below (in thousands):

	As of June 30,
	2018	2017
Stock options outstanding	12,514	11,966
Warrants outstanding	640	625
Shares of common stock underlying Convertible Notes outstanding	8,224	7,749

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

We measure the following financial assets at fair value on a recurring basis. The fair values of these financial assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds	$237,705	$237,705	$—	$—
U.S. treasury bills	39,771	39,771	—	—
U.S. corporate debt securities	19,153	—	19,153	—
U.S. commercial paper	59,788	—	59,788	—
Foreign commercial paper	63,304	—	63,304	—

Total	$419,721	$277,476	$142,245	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds	$91,386	$91,386	$—	$—
U.S. corporate debt securities	17,520	—	17,520	—
U.S. commercial paper	39,863	—	39,863	—
Foreign commercial paper	19,854	—	19,854	—

Total	$168,623	$91,386	$77,237	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of June 30, 2018, cash equivalents included $18.0 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $164.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2017, cash equivalents included $49.4 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $27.8 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2018 and December 31, 2017 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes and Promissory Note outstanding at June 30, 2018 and December 31, 2017 do not have readily available ascertainable market values; however, the carrying values are considered to approximate their fair values.

5.    Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills	$39,768	$3	$—	$39,771
U.S. corporate debt securities	19,176	—	(23)	19,153
U.S. commercial paper	52,794	—	—	52,794
Foreign commercial paper	52,317	—	(5)	52,312

Total	$164,055	$3	$(28)	$164,030

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$13,003	$—	$(10)	$12,993
U.S. commercial paper	4,929	—	—	4,929
Foreign commercial paper	9,874	—	—	9,874

Total	$27,806	$—	$(10)	$27,796

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2018 and 2017.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and six months ended June 30, 2018 and 2017.

6.    Inventory

Inventory consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$8,175	$2,754
Work in process	9,520	4,166
Finished goods	9,502	3,188

Total inventory	$27,197	$10,108

As of June 30, 2018, total inventory included $8.5 million and $18.7 million related to SUSTOL and CINVANTI, respectively. As of December 31, 2017, total inventory included $7.1 million and $3.0 million related to SUSTOL and CINVANTI, respectively.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

7.    Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of Customers that resell SUSTOL to healthcare providers, the end users of SUSTOL. CINVANTI is distributed in the U.S. through a limited number of Customers that resell CINVANTI to healthcare providers and hospitals, the end users of CINVANTI.

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

Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for our products. To determine revenue recognition for contracts with customers within the scope of Topic 606, we performed the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations.

The following table shows the reconciliation of assets and liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as adjusted, due to the modified retrospective adoption of Topic 606 on January 1, 2018 (in thousands):

	As Reported Under Topic 605	Effect of Change	As Adjusted Under Topic 606
Inventory	$10,108	$(198)	$9,910
Other accrued liabilities	17,175	991	18,166
Deferred revenue	2,763	(2,763)	—
Retained earnings	(783,455)	1,574	(781,881)

The following table shows the unaudited condensed consolidated financial statement line items as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data):

	As Reported Under Topic 606	Effect of Change	As Revised Under Topic 605
Consolidated Balance Sheet as of June 30, 2018:
Inventory	$27,197	$1,626	$28,823
Other accrued liabilities	19,702	(3,369)	16,333
Deferred revenue	—	9,442	9,442
Retained earnings	(872,816)	(4,447)	(877,263)

Consolidated Statement of Operations for the Three Months Ended June 30, 2018:
Net product sales	$17,277	$(4,266)	$13,011
Cost of product sales	5,231	(1,016)	4,215
Loss from operations	(38,853)	(3,250)	(42,103)
Net loss	(38,670)	(3,250)	(41,920)
Basic and diluted net loss per share	(0.54)	(0.04)	(0.58)

Consolidated Statement of Operations for the Six Months Ended June 30, 2018:
Net product sales	$28,844	$(4,301)	$24,543
Cost of product sales	8,364	(1,428)	6,936
Loss from operations	(90,843)	(2,873)	(93,716)
Net loss	(90,935)	(2,873)	(93,808)
Basic and diluted net loss per share	(1.33)	(0.04)	(1.37)

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018:
Net loss	$(90,935)	$(2,873)	$(93,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	(17,287)	(1,428)	(18,715)
Other accrued liabilities	1,729	(2,378)	(649)
Deferred revenue	—	6,679	6,679

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

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees for the six months ended June 30, 2018, which are included in other accrued liabilities on the unaudited condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2017	$521	$580	$8,218	$9,319
Provision	461	2,483	20,201	23,145
Payments/credits	—	(1,774)	(18,050)	(19,824)

Balance at June 30, 2018	$982	$1,289	$10,369	$12,640

8.    Leases

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

The following table shows the annual future minimum lease payments under all of our operating leases as of June 30, 2018 (in thousands):

Period ending June 30:
2019	$3,320
2020	2,686
2021	2,764
2022	2,845
2023	2,928
Thereafter	4,654

Total future minimum lease payments	$19,197

9.    Realignment of Goals and Objectives and New Development Focus

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

We expect to make the final payment resulting from the realignment of our goals and objectives and new development focus in the third quarter of 2018. As of June 30, 2018, we have paid $5.5 million of the total $5.7 million cash severance charges.

In March 2018, we shut down operations at our Redwood City facility and entered into a sublease agreement for the remainder of the lease term. The fair value of the cease-use liability was calculated using the remaining lease payments, offset by future sub-lease payments, deferred rent amortization and prepaid rent amounts. In the first quarter of 2018, we recorded expense of $0.5 million to general and administrative expense as a loss on the lease.

We have accounted for these expenses in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.

10.    Secured Notes to Related Party

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

As of June 30, 2018, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of outstanding principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2018, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. For the three months ended June 30, 2018 and 2017, interest expense relating to the stated rate was $0.1 million for each period, and interest expense relating to the amortization of the debt discount was $0.2 million for each period. For the six months ended June 30, 2018 and 2017, interest expense relating to the stated rate was $0.2 million for each period, and interest expense relating to the amortization of the debt discount was $0.4 million for each period.

As of June 30, 2018, the carrying value of the Convertible Notes was $4.1 million, which is comprised of the $6.6 million principal amount of the Convertible Notes outstanding, less debt discount of $2.5 million. At June 30, 2018, the Convertible Notes were convertible into 8.2 million shares of our common stock.

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

For the three and six months ended June 30, 2018, interest expense was $0.5 million and $1.0 million, respectively, compared to $0.8 million and $1.0 million, respectively, for the same periods in 2017. As of June 30, 2018, the outstanding principal amount of the Promissory Note was $25.0 million.

11.    Stockholders’ Equity

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

In April 2018, we sold 6.9 million shares of our common stock at a public offering price of $26.00 per share. We received total net cash proceeds of $168.7 million (net of $10.7 million in issuance costs) from the sale of the common stock.

In June 2018, we sold 5.1 million shares of our common stock at a public offering price of $39.50 per share. We received total net cash proceeds of $194.4 million (net of $5.6 million in issuance costs) from the sale of the common stock.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2018:

			Weighted-
			average
		Weighted-	Remaining
		average	Contractual
	Shares	Exercise	Term
	(in thousands)	Price	(Years)
Balance at December 31, 2017	13,463	$15.03	8.01
Granted	355	$27.61
Exercised	(938)	$11.34
Expired and forfeited	(366)	$18.05

Balance at June 30, 2018	12,514	$15.58	7.73

For the six months ended June 30, 2018, 938,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $10.6 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$3,115	$2,955	$6,151	$6,163
General and administrative	2,308	2,552	4,584	4,926
Sales and marketing	2,398	2,643	4,787	5,082

Total stock-based compensation expense	$7,821	$8,150	$15,522	$16,171

As of June 30, 2018, there was $75.3 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.6 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2018	2017
Risk-free interest rate	2.7%	2.0%
Dividend yield	0.0%	0.0%
Volatility	71.1%	81.4%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2018	2017
Risk-free interest rate	2.1%	1.0%
Dividend yield	0.0%	0.0%
Volatility	59.8%	56.0%
Expected life (years)	6	6

12.    Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2018.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. In 2017, we adopted ASU 2016-09, which resulted in the recognition of $3.6 million of previously unrecognized tax benefits in deferred tax assets, fully offset by a valuation allowance. The disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017 continue to be accurate for the three and six months ended June 30, 2018.

13.    Subsequent Events

In August 2018, we paid our remaining obligation under the Promissory Note, which includes $25.0 million in outstanding principal and $0.2 million in accrued interest.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and future product candidates, including our positioning relative to competing products;

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

•

whether safety and efficacy results of our clinical studies and other required tests for approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our product candidates;

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated from time to time by our future filings under the Securities Exchange Act of 1934. You should carefully review all information therein.

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes Heron’s Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI, was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. In the second half of 2018, Heron expects to submit an NDA to the FDA for HTX-011.

CINV Product Portfolio

SUSTOL

SUSTOL was our first commercial product. SUSTOL was approved by the FDA on August 9, 2016, and we commenced commercial sales in the U.S. in October 2016.

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes our Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical studies that evaluated SUSTOL’s efficacy and safety in more than 2,000 patients with cancer. SUSTOL’s efficacy in preventing nausea and vomiting was evaluated in both the acute phase (0 – 24 hours following chemotherapy) and the delayed phase (24 – 120 hours following chemotherapy).

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

CINVANTI is an intravenous formulation of aprepitant, an NK1 receptor antagonist. CINVANTI is the first intravenous formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is the only single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0 – 24 hours after chemotherapy) and the delayed phase (24 – 120 hours after chemotherapy). CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant.

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

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

In June 2018, we reported positive topline results from two completed Phase 2b studies of HTX-011: Study 209 (local administration in total knee arthroplasty) and Study 211 (instillation or pectoral pocket nerve block in breast augmentation). HTX-011 achieved the primary endpoints in both studies.

Total Knee Arthroplasty — Study 209 Results

Study 209 was a randomized, placebo- and active-controlled, double-blind, Phase 2b clinical study in patients undergoing primary unilateral total knee arthroplasty to evaluate the analgesic efficacy, safety and pharmacokinetics of locally administered HTX-011 into the surgical site. Following a dose-escalation phase, 222 patients were randomized to receive: (1) HTX-011 400 mg administered via instillation into the surgical site (HTX-011 alone); (2) HTX-011 400 mg administered via instillation into the surgical site with a low dose of ropivacaine injected into the posterior capsule (HTX-011 combination); (3) bupivacaine 125 mg administered via multiple injections into the surgical site; and (4) placebo. Ropivacaine and bupivacaine are generically available standard-of-care local anesthetics used in the management of postoperative pain. This study included a pre-specified hierarchical testing strategy for the primary and key secondary endpoints for the HTX-011 400 mg treatment groups. The primary endpoint was pain intensity as measured by the Area Under the Curve (“AUC”) from 0 to 48 hours post-surgery (“AUC 0-48”) for HTX-011 compared to placebo. The key secondary endpoint was pain intensity as measured by the AUC from 0 to 72 hours post-surgery (“AUC 0-72”) for HTX-011 compared to placebo. The primary and key secondary endpoints were achieved:

•

The HTX-011 combination and HTX-011 alone resulted in reductions of 23% and 19%, respectively, in pain intensity measured at rest through 48 hours when compared to placebo (p<0.0001 and p=0.0002, respectively). These pain reductions from HTX-011 were approximately double that of bupivacaine, which resulted in a reduction of 11%. The HTX-011 combination reduction was significantly better than that of bupivacaine (p=0.0212).

•

The HTX-011 combination and HTX-011 alone resulted in reductions of 22% and 19%, respectively, in pain intensity measured at rest through 72 hours when compared to placebo (p<0.0001 and p=0.0004, respectively). These pain reductions from HTX-011 were also approximately double that of bupivacaine, which resulted in a reduction of 11%. The HTX-011 combination reduction was significantly better than that of bupivacaine through 72 hours (p=0.0325).

•

With the more conservative assessment of pain with activity, the HTX-011 combination and HTX-011 alone resulted in reductions of 16% and 12%, respectively, in pain intensity measured with activity through 48 hours when compared to placebo (p<0.0001 and p=0.0017, respectively). These pain reductions from HTX-011 were significantly better than that of bupivacaine, which resulted in a reduction of 4% (p=0.0012 and p=0.0366, respectively). Both the HTX-011 combination and HTX-011 alone maintained control of pain with activity through 72 hours with a 15% (p=0.0002) and 11% (p=0.0058) reduction compared to placebo, respectively.

•	The HTX-011 combination significantly reduced opioid use through 48 and 72 hours compared to placebo (p=0.0091 and p=0.0253, respectively).

Breast Augmentation — Study 211 Results

Study 211 was a randomized, placebo- and active-controlled, double-blind, Phase 2b dose-finding study in patients undergoing augmentation mammoplasty to evaluate the analgesic efficacy, safety and pharmacokinetics of HTX-011 when administered by instillation into the surgical site or via ultrasound-guided lateral and medial pectoral nerve block before surgery. The study consisted of three cohorts comparing HTX-011 nerve block (60 mg, 120 mg, 240 mg) to the standard dose of bupivacaine 50 mg, administered as a nerve block, and placebo, and a final cohort comparing both HTX-011 400 mg administered by instillation and HTX-011 400 mg administered as a nerve block to the same two control groups. A total of 243 patients were enrolled. The primary endpoint was pain intensity as measured by the AUC from 0 to 24 hours post-surgery (“AUC 0-24”) compared to placebo. The primary endpoint of the study was achieved:

•

HTX-011 400 mg administered by instillation into the surgical site and HTX-011 400 mg administered as a nerve block both resulted in reductions of 22% in pain intensity measured at rest through 24 hours when compared to placebo (p=0.0023 and p=0.0055, respectively). These pain reductions from HTX-011 were approximately triple that of bupivacaine administered as a nerve block, which resulted in a reduction of 8%. The HTX-011 400 mg instillation reduction was significantly better than that of bupivacaine (p=0.0383).

•

With the more conservative assessment of pain with activity, HTX-011 400 mg instillation and HTX-011 400 mg nerve block resulted in reductions of 24% and 23%, respectively, in pain intensity measured with activity through 24 hours when compared to placebo (p=0.0004 and p=0.0015, respectively). These pain reductions from HTX-011 were approximately double that of bupivacaine administered as a nerve block, which resulted in a reduction of 12%.

•

HTX-011 400 mg instillation and HTX-011 400 mg nerve block resulted in reductions in total opioid use of 33% and 26%, respectively, when compared to placebo (p=0.0093 and p=0.0435, respectively). These reductions from HTX-011 were approximately triple that of bupivacaine administered as a nerve block, which resulted in a reduction of 10%. The HTX-011 400 mg instillation reduction was significantly better than that of bupivacaine (p=0.0455).

There was a strong correlation between pain reduction and the pharmacokinetics of HTX-011 in both studies.

HTX-011 was well tolerated in both studies, with a safety profile comparable to placebo and bupivacaine solution. There were no deaths and no clinically meaningful differences in overall adverse events, serious adverse events, premature discontinuations due to adverse events, potential local anesthetic systemic toxicity related adverse events or wound healing.

In June 2018, we announced that we have been granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Breakthrough Therapy designation was granted for HTX-011 based on the results of Phase 2 studies and two recently completed Phase 3 studies, which showed that HTX-011 produced significant reductions in both pain intensity and the need for opioids through 72 hours post-surgery compared to placebo and bupivacaine solution, the standard of care.

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

The primary and key secondary endpoints for both Phase 3 studies were identical. The primary endpoint was pain intensity as measured by the AUC 0-72 compared to placebo. Key secondary endpoints in order of evaluation were:

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

In October 2017, we announced that we have been granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Net Product Sales

For the three and six months ended June 30, 2018, we recognized $6.1 million and $12.4 million, respectively, of net product sales of SUSTOL under the new revenue recognition standard issued by the Financial Accounting Standard Board, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018. For the three and six months ended June 30, 2018, we would have recognized $4.2 million and $11.9 million, respectively, of net product sales of SUSTOL under the prior revenue recognition standard. For the three and six months ended June 30, 2017, we recognized $8.5 million and $12.1 million, respectively, of net product sales of SUSTOL. The entry of generic palonosetron in the first quarter of 2018 has had and is expected to have a several-quarter negative impact on provider demand for SUSTOL.

For the three and six months ended June 30, 2018, we recognized $11.2 million and $16.4 million, respectively, of net product sales of CINVANTI. There was no comparable activity in 2017, as we commenced commercial sales of CINVANTI in the U.S. in January 2018.

Cost of Product Sales

For the three and six months ended June 30, 2018, cost of product sales was $5.2 million and $8.4 million, respectively, compared to $1.0 million and $2.2 million for the same periods in 2017. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL and CINVANTI, as well as shipping and distribution costs.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
HTX-011-related costs	$15,987	$12,784	$42,963	$26,976
CINVANTI-related costs	3,007	3,549	5,025	9,476
SUSTOL-related costs	532	2,163	1,488	5,326
Personnel costs and other expenses	7,518	7,146	14,093	14,040
Stock-based compensation expense	3,115	2,955	6,151	6,163

Total research and development expense	$30,159	$28,597	$69,720	$61,981

For the three months ended June 30, 2018, research and development expense was $30.2 million, compared to $28.6 million for the same period in 2017. The increase in research and development expense was primarily due to an increase in costs related to HTX-011 of $3.2 million, partially offset by a decrease in costs related to CINVANTI and SUSTOL of $0.5 million and $1.6 million, respectively.

For the six months ended June 30, 2018, research and development expense was $69.7 million, compared to $62.0 million for the same period in 2017. The increase in research and development expense was primarily due to an increase in costs related to HTX-011 of $16.0 million, partially offset by a decrease in costs related to CINVANTI and SUSTOL of $4.5 million and $3.8 million, respectively.

General and Administrative Expense

For the three and six months ended June 30, 2018, general and administrative expense remained consistent at $6.2 million and $13.2 million, respectively, compared to $6.2 million and $12.9 million for the same periods in 2017.

Sales and Marketing Expense

For the three months ended June 30, 2018, sales and marketing expense remained consistent at $14.5 million, compared to $14.8 million for the same period in 2017.

For the six months ended June 30, 2018, sales and marketing expense was $28.4 million, compared to $26.4 million for the same period in 2017. The increase in sales and marketing expense was primarily due to external costs to support the commercialization of SUSTOL and CINVANTI, as well as market research and planning for HTX-011.

Other Income (Expense), Net

For the three and six months ended June 30, 2018, other income (expense), net increased to $0.2 million and ($0.1) million, respectively, from ($0.7) million and ($1.8) million for the same periods in 2017. The increase in other income (expense), net was primarily due to an increase in interest income.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $423.0 million, compared to $172.4 million as of December 31, 2017. Based on our current operating plan and projections, we believe that available cash, cash equivalents and short-term investments are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and six months ended June 30, 2018 was $38.7 million, or $0.54 per share, and $90.9 million, or $1.33 per share, respectively, compared to a net loss of $42.8 million, or $0.80 per share, and $93.1 million, or $1.79 per share, for the same periods in 2017, respectively.

Our net cash used for operating activities for the six months ended June 30, 2018 was $122.4 million, compared to $82.6 million for the same period in 2017. The increase in net cash used for operating activities was due to changes in working capital associated with the launches of SUSTOL and CINVANTI.

Our net cash provided by financing activities for the six months ended June 30, 2018 was $374.4 million, compared to $142.0 million for the same period in 2017. The increase in cash provided by financing activities was due primarily to net proceeds of $363.1 million received from two public offerings of our common stock completed in the second quarter of 2018.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Contractual Obligations

We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

On May 8, 2018, we entered into a Second Amendment to Lease (the “Lease Amendment”) with AP3-SD1 Campus Point LLC (the “Landlord”), amending that certain Lease, dated October 18, 2016, by and between us and the Landlord, as amended by that certain First Amendment to Lease, dated March 15, 2017 (the “Lease”). The Lease Amendment provides for us to lease additional office space in the building located at 4242 Campus Point Court, San Diego, California, for a period of 87 months, beginning on the date that our improvements to the premises are substantially complete. Pursuant to the Lease Amendment, we have agreed to pay a basic annual rent that increases incrementally over the term of the Lease Amendment from $0.9 million for the first 12 months of the Lease Amendment (inclusive of certain rent abatements) to a prorated portion of a basic annual rent of $1.4 million for the last three months of the Lease Amendment, and such other amounts as set forth in the Lease Amendment. Total future minimum lease payments due under the Lease Amendment are $9.1 million. We also paid to the Landlord an additional security deposit in the amount of $0.1 million. Except as modified by the Lease Amendment, all of the provisions of the Lease will continue unmodified and in full force and effect.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note has a two-year term and bears interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There are no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note is secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. As of June 30, 2018, the outstanding principal amount of the Promissory Note was $25.0 million. In August 2018, we paid our remaining obligation under the Promissory Note, which includes $25.0 million in outstanding principal and $0.2 million in accrued interest.

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2018. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

The success of our business is substantially dependent on our ability to commercialize our approved products, SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”). Although members of our management team have prior experience launching new drugs, SUSTOL and CINVANTI are the first two products that we have launched.

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

Although the FDA has granted Fast Track and Breakthrough Therapy designations to HTX-011, there can be no assurance that HTX-011 or any other of our future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we announced that we have been granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we announced that we have been granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review, Accelerated Approval or Priority Review programs. Despite receiving Fast Track and Breakthrough Therapy designations, we can provide no assurances that HTX-011 or any other of our future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA may also withdraw such designations if it determines that HTX-011 no longer meets the relevant criteria.

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including SUSTOL and CINVANTI. Our ability to successfully commercialize SUSTOL and CINVANTI, as well as any other products or product candidates that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL and CINVANTI, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of SUSTOL and CINVANTI, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of SUSTOL, CINVANTI or any other product we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

SUSTOL faces significant competition. Currently available 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, a neurokinin-1 (“NK1”) receptor antagonist, marketed by Eisai, Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and the American Society of Clinical Oncology. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

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

If we are able to successfully develop HTX-011 for the management of postoperative pain, we will compete with MARCAINE (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for the management of postoperative pain that reach the market.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $872.8 million through June 30, 2018. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $423.0 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of CINVANTI; the degree of commercial success of SUSTOL and CINVANTI; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2018, we had a total of 24 issued U.S. patents and an additional 26 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 25 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by seven patents issued in the U.S. with expiration dates ranging from May 2021 to April 2035 and one patent issued in Mexico with an expiration date of March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of June 30, 2018, we would be required to issue an aggregate of 8,224,242 shares, representing 10% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on April 2, 2018, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 8,525,215 shares, or 12% of our outstanding shares of common stock on April 3, 2018. In addition, as of June 30, 2018, TCP has the right to acquire 6,579,394 shares on conversion of the Convertible Notes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Waiver, dated March 28, 2018, between the Company and Tang Capital Partners, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 3, 2018)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 8, 2018	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive)

/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)