Form 10-Q
period 2018-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2018-11-07
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☑            No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No   ☑

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 26, 2018 was 78,019,031.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I.     FINANCIAL STATEMENTS (Unaudited)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$53,934	$144,583
Short-term investments	310,866	27,796
Accounts receivable, net	53,633	41,874
Inventory	31,412	10,108
Prepaid expenses and other current assets	10,217	3,702

Total current assets	460,062	228,063
Property and equipment, net	10,581	5,981
Other assets	253	263

Total assets	$470,896	$234,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,644	$18,769
Accrued clinical liabilities	14,281	26,920
Accrued payroll and employee liabilities	8,457	8,860
Other accrued liabilities	27,368	17,175
Deferred revenue	—	2,763
Promissory note payable to related party	—	25,000
Convertible notes payable to related parties, net of discount	4,338	3,684

Total current liabilities	64,088	103,171

Stockholders’ equity:
Common stock	780	646
Additional paid-in capital	1,317,232	913,955
Accumulated other comprehensive loss	(42)	(10)
Accumulated deficit	(911,162)	(783,455)

Total stockholders’ equity	406,808	131,136

Total liabilities and stockholders’ equity	$470,896	$234,307

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net product sales	$19,786	$8,572	$48,630	$20,714
Operating expenses:
Cost of product sales	7,576	1,051	15,940	3,250
Research and development	30,421	28,844	100,141	90,825
General and administrative	7,288	6,462	20,525	19,389
Sales and marketing	16,281	13,529	44,647	39,918

Total operating expenses	61,566	49,886	181,253	153,382

Loss from operations	(41,780)	(41,314)	(132,623)	(132,668)
Other income (expense), net	3,434	(552)	3,342	(2,326)

Net loss	(38,346)	(41,866)	(129,281)	(134,994)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(17)	6	(32)	17

Comprehensive loss	$(38,363)	$(41,860)	$(129,313)	$(134,977)

Basic and diluted net loss per share	$(0.49)	$(0.77)	$(1.81)	$(2.55)

Shares used in computing basic and diluted net loss per share	77,811	54,176	71,544	52,846

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(129,281)	$(134,994)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	23,572	23,647
Depreciation and amortization	1,093	1,146
Amortization of debt discount	654	570
(Gain) Loss on disposal of property and equipment	3	(7)
Accretion of discount on short-term investments	(1,920)	(259)
Change in operating assets and liabilities:
Accounts receivable	(11,759)	(26,891)
Prepaid expenses and other current assets	(6,505)	(849)
Inventory	(21,502)	171
Accounts payable	(9,125)	(1,477)
Accrued clinical liabilities	(12,639)	2,310
Accrued payroll and employee liabilities	(403)	(564)
Deferred revenue	—	4,461
Other accrued liabilities	9,494	9,585

Net cash used for operating activities	(158,318)	(123,151)
Investing activities:
Purchases of short-term investments	(400,382)	(93,776)
Maturities and sales of short-term investments	119,200	123,284
Purchases of property and equipment	(5,696)	(1,419)
Proceeds from the sale of property and equipment	—	13

Net cash (used for) provided by investing activities	(286,878)	28,102
Financing activities:
Net proceeds from sale of common stock	363,128	163,747
Repayment of promissory note payable to related party	(25,000)	(25,000)
Proceeds from stock option exercises	15,771	7,836
Proceeds from purchases under the Employee Stock Purchase Plan	648	576

Net cash provided by financing activities	354,547	147,159

Net (decrease) increase in cash and cash equivalents	(90,649)	52,110
Cash and cash equivalents at beginning of year	144,583	13,414

Cash and cash equivalents at end of period	$53,934	$65,524

Supplemental disclosure of cash flow information:
Interest paid	$1,183	$2,289

Cumulative effect of adoption of new accounting standard	$1,574	$—

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary. Heron Therapeutics®, the Heron logo, SUSTOL®, CINVANTI® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

1.	Business

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 receptor antagonist that utilizes Heron’s proprietary Biochronomer drug delivery technology (“Biochronomer Technology”) to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI (aprepitant) injectable emulsion (“CINVANTI”), was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We recently submitted our New Drug Application (“NDA”) to the FDA for HTX-011.

As of September 30, 2018, we had $364.8 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that cash, cash equivalents and short-term investments as of September 30, 2018 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018.

3.	Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics, B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics, B.V. has no operations and no material assets or liabilities, and there have been no significant transactions related to Heron Therapeutics, B.V. since its inception.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with contractual maturities of three months or less from the original purchase date.

Short-term investments consist of securities with contractual maturities of greater than three months to one year from the original purchase date. We have classified our short-term investments as available-for-sale securities in the accompanying unaudited condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	As of September 30, 2018
Customer A	23.2%	42.6%	45.4%
Customer B	44.1%	30.6%	36.1%
Customer C	32.0%	26.4%	18.3%

Total	99.3%	99.6%	99.8%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for doubtful accounts, we consider: (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; and (3) the outstanding balances and past due amounts from our Customers.

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. As of September 30, 2018, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of September 30, 2018, we determined that an allowance for doubtful accounts was not required. For the three and nine months ended September 30, 2018, we did not write off any accounts receivable balances.

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

Because we have incurred a net loss for each of the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2018	2017
Stock options outstanding	12,300	11,198
Warrants outstanding	640	620
Shares of common stock underlying Convertible Notes outstanding	8,348	7,865

Recent Accounting Pronouncements

Recently Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. In the first quarter of 2018, we adopted the provisions of ASU 2017-09, which did not have a material impact on our results of operations or financial condition.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the provisions of ASU 2016-02 on January 1, 2019, and we are currently evaluating the impact on our results of operations and financial condition.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the provisions of ASU 2018-13 in the first quarter of 2020, and we are currently evaluating the impact on our consolidated financial statements.

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$37,456	$37,456	$—	$—
U.S. treasury bills and government agency obligations	69,598	69,598	—	—
U.S. corporate debt securities	67,048	—	67,048	—
Foreign corporate debt securities	6,993	—	6,993	—
U.S. commercial paper	64,253	—	64,253	—
Foreign commercial paper	119,452	—	119,452	—

Total	$364,800	$107,054	$257,746	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$95,142	$95,142	$—	$—
U.S. corporate debt securities	17,520	—	17,520	—
U.S. commercial paper	39,863	—	39,863	—
Foreign commercial paper	19,854	—	19,854	—

Total	$172,379	$95,142	$77,237	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of September 30, 2018, cash equivalents included $16.4 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $310.9 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2017, cash equivalents included $49.4 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $27.8 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2018 and December 31, 2017 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

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

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$69,602	$—	$(4)	$69,598
U.S. corporate debt securities	67,084	—	(36)	67,048
Foreign corporate debt securities	6,995	—	(2)	6,993
U.S. commercial paper	55,261	—	—	55,261
Foreign commercial paper	111,966	—	—	111,966

Total	$310,908	$—	$(42)	$310,866

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt securities	$13,003	$—	$(10)	$12,993
U.S. commercial paper	4,929	—	—	4,929
Foreign commercial paper	9,874	—	—	9,874

Total	$27,806	$—	$(10)	$27,796

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2018 and 2017.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2018 and 2017.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$9,437	$2,754
Work in process	13,203	4,166
Finished goods	8,772	3,188

Total inventory	$31,412	$10,108

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

7. Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of Customers that resell SUSTOL to healthcare providers, the end users of SUSTOL, and CINVANTI is distributed in the U.S. through a limited number of Customers that resell CINVANTI to healthcare providers and hospitals, the end users of CINVANTI.

Adoption of Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under the FASB ASC Topic 605, Revenue Recognition (“Topic 605”). Prior to the adoption of Topic 606, we recognized product sales as revenue to the extent that our Customers had resold our products to end users (sell-through approach). With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our Customers (sell-in approach). Product sales under both Topic 605 and 606 are reported net of product sales allowances, which include product returns.

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

The following table shows the unaudited condensed consolidated financial statement line items as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data):

	As Reported Under Topic 606	Effect of Change	As Revised Under Topic 605
Consolidated Balance Sheet as of September 30, 2018:
Inventory	$31,412	$1,954	$33,366
Other accrued liabilities	27,368	(4,628)	22,740
Deferred revenue	—	10,524	10,524
Retained earnings	(911,162)	(3,942)	(915,104)
Consolidated Statement of Operations for the Three Months Ended September 30, 2018:
Net product sales	$19,786	$177	$19,963
Cost of product sales	7,576	(328)	7,248
Loss from operations	(41,780)	505	(41,275)
Net loss	(38,346)	505	(37,841)
Basic and diluted net loss per share	(0.49)	—	(0.49)
Consolidated Statement of Operations for the Nine Months Ended September 30, 2018:
Net product sales	$48,630	$(4,124)	$44,506
Cost of product sales	15,940	(1,756)	14,184
Loss from operations	(132,623)	(2,368)	(134,991)
Net loss	(129,281)	(2,368)	(131,649)
Basic and diluted net loss per share	(1.81)	(0.03)	(1.84)
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2018:
Net loss	$(129,281)	$(2,368)	$(131,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	(21,502)	(1,756)	(23,258)
Other accrued liabilities	9,494	(3,637)	(5,857)
Deferred revenue	—	7,761	7,761

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

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees for the nine months ended September 30, 2018, which are included in other accrued liabilities on the unaudited condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2017	$521	$580	$8,218	$9,319
Provision	178	4,342	33,764	38,284
Payments/credits	(18)	(3,145)	(25,619)	(28,782)

Balance at September 30, 2018	$681	$1,777	$16,363	$18,821

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

The following table shows the annual future minimum lease payments under all of our operating leases as of September 30, 2018 (in thousands):

Period ending September 30:
2019	$3,335
2020	2,702
2021	2,781
2022	2,862
2023	2,946
Thereafter	4,026

Total future minimum lease payments	$18,652

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

We expect to make the final payment resulting from the realignment of our goals and objectives and new development focus in the first quarter of 2019. As of September 30, 2018, we have paid $5.5 million of the total $5.7 million cash severance charges.

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

10. Secured Notes to Related Party

Convertible Notes

In April 2011, we entered into a securities purchase agreement for a private placement of up to $4.5 million in Convertible Notes with certain investors, including Tang Capital Partners, LP (“TCP”). TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin C. Tang, who served as a director at the time and currently serves as the Chairman of our Board of Directors. At the time of issuance, the terms of the Convertible Notes were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. We received a total of $4.3 million, net of issuance costs, from the issuance of these Convertible Notes.

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

As of September 30, 2018, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of outstanding principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the nine months ended September 30, 2018, accrued interest of $0.3 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.3 million. For the three months ended September 30, 2018 and 2017, interest expense relating to the stated rate was $0.1 million for each period, and interest expense relating to the amortization of the debt discount was $0.2 million for each period. For the nine months ended September 30, 2018 and 2017, interest expense relating to the stated rate was $0.3 million for each period, and interest expense relating to the amortization of the debt discount was $0.6 million for each period.

As of September 30, 2018, the carrying value of the Convertible Notes was $4.3 million, which is comprised of the $6.6 million principal amount of the Convertible Notes outstanding, less debt discount of $2.3 million. At September 30, 2018, the Convertible Notes were convertible into 8.3 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Promissory Note with TCP whereby TCP agreed to lend us up to $100.0 million. The Promissory Note had a two-year term and bore interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and expired prior to draw down. There were no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note was secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the three and nine months ended September 30, 2018, interest expense was $0.2 million and $1.2 million, respectively, compared to $0.5 million and $2.3 million for the same periods in 2017, respectively. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of September 30, 2018, there were no remaining obligations under the Promissory Note.

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

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2017	13,463	$15.03	8.01
Granted	725	$32.42
Exercised	(1,332)	$11.84
Expired and forfeited	(556)	$17.94

Balance at September 30, 2018	12,300	$16.27	7.50

For the nine months ended September 30, 2018, 1,332,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $15.8 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$3,212	$2,595	$9,363	$8,758
General and administrative	2,366	2,419	6,950	7,345
Sales and marketing	2,472	2,462	7,259	7,544

Total stock-based compensation expense	$8,050	$7,476	$23,572	$23,647

As of September 30, 2018, there was $73.8 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.5 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2018	2017
Risk-free interest rate	2.8%	2.0%
Dividend yield	0.0%	0.0%
Volatility	70.5%	80.2%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended September 30, 2018 and 2017.

12. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2018.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. In 2017, we adopted ASU 2016-09, which resulted in the recognition of $3.6 million of previously unrecognized tax benefits in deferred tax assets, fully offset by a valuation allowance. The disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018, continue to be accurate for the three and nine months ended September 30, 2018.

13. Other Income (Expense), Net

In the third quarter of 2018, we recorded $1.9 million to other income (expense), net resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and future product candidates, including HTX-011 and our positioning relative to competing products;

•	whether study results of our products are indicative of the results in future studies;

•	the potential regulatory approval for and commercial launch of HTX-011;

•	the potential market opportunities for SUSTOL, CINVANTI and HTX-011;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;

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

•

our ability to meet the postmarketing study requirements within the U.S. Food and Drug Administration’s (“FDA”) mandated timelines and to obtain favorable results and comply with standard postmarketing requirements including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities for SUSTOL, CINVANTI or any of our product candidates;

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

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We recently submitted our New Drug Application (“NDA”) to the FDA for HTX-011.

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

In January 2018, a product-specific billing code, or permanent J-code (“J-code”), for SUSTOL became available. The new J-code was assigned by the Centers for Medicare and Medicaid Services (“CMS”) and will help simplify the billing and reimbursement process for prescribers of SUSTOL.

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

In November 2018, a J-code for CINVANTI was assigned with an effective date of January 1, 2019. The new J-code was assigned by CMS and will help simplify the billing and reimbursement process for prescribers of CINVANTI.

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. We recently submitted our NDA to the FDA for HTX-011.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net Product Sales

Net product sales for the three and nine months ended September 30, 2018 were $19.8 million and $48.6 million, respectively, compared to $8.6 million and $20.7 million for the same periods in 2017, respectively.

For the three and nine months ended September 30, 2018, net product sales of SUSTOL were $3.4 million and $15.8 million, respectively, under the new revenue recognition standard issued by the Financial Accounting Standard Board (“FASB”), Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018. For the three and nine months ended September 30, 2018, net product sales of SUSTOL would have been $3.7 million and $15.2 million, respectively, under the prior revenue recognition standard issued by the FASB Accounting Standards Codification Topic 605, Revenue Recognition. For the three and nine months ended September 30, 2017, net product sales of SUSTOL were $8.6 million and $20.7 million, respectively. The entry of generic palonosetron in the first quarter of 2018 has had and is expected to have a several-quarter negative impact on provider demand for SUSTOL.

For the three and nine months ended September 30, 2018, net product sales of CINVANTI were $16.4 million and $32.8 million, respectively. There was no comparable activity in 2017, as we commenced commercial sales of CINVANTI in the U.S. in January 2018.

Cost of Product Sales

For the three and nine months ended September 30, 2018, cost of product sales was $7.6 million and $15.9 million, respectively, compared to $1.1 million and $3.3 million for the same periods in 2017, respectively. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL and CINVANTI, as well as shipping and distribution costs.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
HTX-011-related costs	$16,301	$16,757	$59,264	$43,733
CINVANTI-related costs	1,069	2,563	6,094	12,039
SUSTOL-related costs	1,312	716	2,800	6,042
Personnel costs and other expenses	8,527	6,213	22,620	20,253
Stock-based compensation expense	3,212	2,595	9,363	8,758

Total research and development expense	$30,421	$28,844	$100,141	$90,825

For the three months ended September 30, 2018, research and development expense was $30.4 million, compared to $28.8 million for the same period in 2017. The increase in research and development expense was primarily due to personnel costs and other expenses of $2.3 million, stock-based compensation expense of $0.6 million and SUSTOL-related costs of $0.6 million, partially offset by a decrease in costs related to CINVANTI and HTX-011 of $1.5 million and $0.4 million, respectively.

For the nine months ended September 30, 2018, research and development expense was $100.1 million, compared to $90.8 million for the same period in 2017. The increase in research and development expense was primarily due to costs related to HTX-011 of $15.5 million and personnel costs and other expenses of $2.4 million, partially offset by a decrease in costs related to CINVANTI and SUSTOL of $5.9 million and $3.2 million, respectively.

General and Administrative Expense

For the three and nine months ended September 30, 2018, general and administrative expense was $7.3 million and $20.5 million, respectively, compared to $6.5 million and $19.4 million for the same periods in 2017, respectively. The increase in general and administrative expense was primarily due to facility-related costs, as well as personnel costs to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the three and nine months ended September 30, 2018, sales and marketing expense was $16.3 million and $44.6 million, respectively, compared to $13.5 million and $39.9 million for the same periods in 2017, respectively. The increase in sales and marketing expense was primarily due to costs to support the commercialization of SUSTOL and CINVANTI, as well as market research and planning for HTX-011.

Other Income (Expense), Net

For the three and nine months ended September 30, 2018, other income (expense), net was $3.4 million and $3.3 million, respectively, compared to ($0.6) million and ($2.3) million for the same periods in 2017, respectively. The increase in other income (expense), net was primarily due to interest income earned on our short-term investments and other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934. A portion of this increase was also a result of a decrease in interest expense due to the repayment of the Promissory Note in August 2018 (see Note 10 of the unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $364.8 million, compared to $172.4 million as of December 31, 2017. Based on our current operating plan and projections, we believe that available cash, cash equivalents and short-term investments as of September 30, 2018 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and nine months ended September 30, 2018 was $38.3 million and $129.3 million, or $0.49 per share and $1.81 per share, respectively, compared to a net loss of $41.9 million and $135.0 million, or $0.77 per share and $2.55 per share, for the same periods in 2017, respectively.

Our net cash used for operating activities for the three and nine months ended September 30, 2018 was $35.9 million and $158.3 million, respectively, compared to $40.5 million and $123.2 million for the same periods in 2017, respectively. The increase in net cash used for operating activities was primarily due to changes in working capital associated with the launches of SUSTOL and CINVANTI.

Our net cash (used for) provided by investing activities for the nine months ended September 30, 2018 was ($286.9) million, compared to $28.1 million for the same period in 2017. The increase in cash used for investing activities was primarily due to net purchases of short-term investments and property and equipment of $281.2 million and $5.7 million, respectively.

Our net cash provided by financing activities for the nine months ended September 30, 2018 was $354.5 million, compared to $147.2 million for the same period in 2017. The increase in cash provided by financing activities was primarily due to net proceeds of $363.1 million received from two public offerings of our common stock completed in the second quarter of 2018 and proceeds of $15.8 million from the exercise of stock options, partially offset by the $25.0 million repayment of the Promissory Note.

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

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note had a two-year term and bore interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There were no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note was secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest.

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2018. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statement of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. The Promissory Note also carries a fixed interest rate. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

There were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT for Patients and Communities Act (the “SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL, CINVANTI or any other product we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that HTX-011 or any of our other product candidates will have favorable results in future studies or trials or receive regulatory approval.

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

Although the FDA has granted Fast Track and Breakthrough Therapy designations to HTX-011, there can be no assurance that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we announced that we have been granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we announced that we have been granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review, Accelerated Approval or Priority Review programs. Despite receiving Fast Track and Breakthrough Therapy designations, we can provide no assurances that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA may also withdraw such designations if it determines that HTX-011 no longer meets the relevant criteria.

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

If in the future any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture our products in larger quantities and be able to show equivalency to the FDA in the manufacture of our products at commercial scale as compared to development batch size. The commercial success of our products will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled-up manufacturing for SUSTOL and CINVANTI in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for HTX-011. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

We depend on third-party suppliers and contract manufacturers to manufacture SUSTOL, CINVANTI and HTX-011, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including SUSTOL, CINVANTI and HTX-011. Our ability to successfully commercialize SUSTOL, CINVANTI and HTX-011, as well as any other products or product candidates that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL, CINVANTI and HTX-011, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of SUSTOL and CINVANTI, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of SUSTOL, CINVANTI and HTX-011, or any other product we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

We have, or may have, significant inventory levels of drug products, and write-downs related to the impairment of those inventories may adversely impact or delay our profitability.

We maintain significant inventory levels of drug products, and we may increase those inventory levels as we continue to commercialize our drug products. We determine inventory levels of drug products based on a variety of estimates, including timing of FDA approval of our drug products, market demand for our drug products and those of our competitors, entrance of competing drug products, introduction of new, or changes in interpretations of, pharmaceutical regulation, and changes in healthcare provider and insurer reimbursement policies. These estimates are inherently difficult to make and may be inaccurate. We analyze our inventory levels and will write down inventory that has become obsolete. If our initial estimate of the appropriate inventory levels of drug products is or becomes inaccurate, write-downs of inventory may be required, which would be recorded as a cost of product sales and thereby adversely impact or delay our profitability.

We face intense competition from other companies developing products for the prevention of CINV or postoperative pain.

SUSTOL faces significant competition. Currently available 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, a neurokinin-1 (“NK1”) receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and the American Society of Clinical Oncology. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

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

For example, while we had expected that generic versions of ALOXI (palonosetron) would launch in September 2018 following the expiration of the ALOXI patents, a U.S. Court of Appeals for the Federal Circuit decision in May 2017 ruled in favor of a generic drug company challenging the ALOXI patents, thereby potentially accelerating the entry of generic versions of ALOXI (palonosetron). The Supreme Court granted certiorari in June 2018, but has yet to decide the case. Irrespective of the outcome of this or other litigation, generic versions of ALOXI (palonosetron) have entered the market and we expect increased competition for SUSTOL, which could reduce SUSTOL sales and harm our business prospects. These and other risks related to the entry of generic product competing with SUSTOL are difficult to assess in terms of timing and impact on our operations and prospects.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $911.2 million through September 30, 2018. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $364.8 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of CINVANTI and HTX-011, if approved; the degree of commercial success of SUSTOL, CINVANTI and HTX-011, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize, market and achieve market acceptance of SUSTOL, CINVANTI and HTX-011, if approved;

•	the status of regulatory approval of any pending applications with the FDA, or other regulators, as the case may be, and the costs involved with pursuing regulatory approvals;

•	the number and characteristics of product development programs we pursue and the pace of each program;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates;

•	the cost and timing of establishing or enlarging sales and marketing capabilities; and

•	the cost of establishing supply arrangements for clinical and commercial development of our product candidates and any products that we may develop.

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock.

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Secured Convertible Notes (“Convertible Notes”) also include restrictions on our use of cash and financial activities, and are secured by liens on substantially all of our assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

Provisions contained in our debt instruments limit our ability to incur additional indebtedness.

The Convertible Notes are secured by substantially all of our assets, including our bank and investment accounts, and the terms of the Convertible Notes require us to seek approval from the holders of the Convertible Notes before taking certain actions, including incurring certain additional indebtedness or modifying the terms of certain existing indebtedness. The Convertible Notes also contain provisions that trigger events of default on any default of our financial obligations under certain material contracts we may enter into. In addition, potential third-party lenders may be unwilling to subordinate new debt to the Convertible Notes. As a result, we may not be able to raise funds through the issuance of debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

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

Failure to obtain regulatory approval in international jurisdictions would prevent SUSTOL, CINVANTI, HTX-011 or any other products we may develop from being marketed abroad.

In the event we pursue the right to market and sell SUSTOL, CINVANTI, HTX-011 or any other products we may develop in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our products, once approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of September 30, 2018, we had a total of 24 issued U.S. patents and an additional 31 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 30 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by seven patents issued in the U.S. with expiration dates ranging from May 2021 to April 2035 and one patent issued in Mexico with an expiration date of March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of September 30, 2018, we would be required to issue an aggregate of 8,347,606 shares, representing 9.7% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 4 filed with the SEC on September 12, 2018, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 5,830,215 shares, or 7.5% of our outstanding shares of common stock on September 30, 2018. In addition, as of September 30, 2018, TCP has the right to acquire 6,678,084 shares on conversion of the Convertible Notes.

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

Heron Therapeutics, Inc.

Date: November 7, 2018	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive)

/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)