Form 10-K
period 2018-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2019-02-22
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2875566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4242 CAMPUS POINT COURT, SUITE 200 SAN DIEGO, CA	92121 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(858) 251-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 totaled $2.8 billion based on the closing price of $38.85 as reported by The Nasdaq Capital Market. As of February 1, 2019, there were 78,181,651 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2019 Annual Meeting of Stockholders’ to be held on or about June 19, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and future product candidates, including HTX-011, and our positioning relative to competing products;

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

PART I

In this Annual Report on Form 10-K, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics, B.V. Heron Therapeutics®, the Heron logo, SUSTOL®, CINVANTI® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Annual Report on Form 10-K are the property of their respective owners.

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

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. The FDA recently accepted our New Drug Application (“NDA”) for HTX-011, and has granted it a Priority Review designation. The FDA set a Prescription Drug User Fee Act (“PDUFA”) goal date of April 30, 2019 and indicated that it is not currently planning an advisory committee meeting to discuss this application.

HTX-034, our next-generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for seven days, we have initiated formal development of this next-generation postoperative pain management product candidate.

Chemotherapy-Induced Nausea and Vomiting (“CINV”) Product Portfolio

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

CINVANTI is an IV formulation of aprepitant, an NK1 receptor antagonist. CINVANTI is the first IV formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is the only single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0 – 24 hours after chemotherapy) and the delayed phase (24 – 120 hours after chemotherapy). CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant.

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

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. The FDA recently accepted our NDA for HTX-011, and has granted it a Priority Review designation. The FDA set a PDUFA goal date of April 30, 2019 and indicated that it is not currently planning an advisory committee meeting to discuss this application.

In January 2019, we reported positive topline results of a multi-center postoperative pain management study in which 63 patients undergoing hernia repair surgery received the investigational agent, HTX-011, together with a regimen of generic over-the-counter (“OTC”) oral analgesics (acetaminophen and ibuprofen). Designed as a follow-up to the Phase 3 study in hernia repair completed in 2018, this study included many of the same investigators and the same entry criteria as the Phase 3 study. The goal of the current study was to increase the proportion of opioid-free patients by combining HTX-011 with a regimen of readily available, oral analgesics. Topline results of the study include the following:

•

90% of patients receiving HTX-011 with the OTC analgesic regimen did not require opioids to manage their postoperative pain through 72 hours post-surgery, compared to 51%, 40% and 22% of patients receiving HTX-011, bupivacaine and placebo, respectively, in the prior Phase 3 study.

•	81% of patients receiving HTX-011 with the OTC analgesic regimen remained opioid-free through 28 days post-surgery.

•

Over 72 hours post-surgery, patients receiving HTX-011 plus the OTC analgesic regimen consumed an average of 0.9 morphine milligram equivalents (“MME”), which compares to 10.8 MME, 14.5 MME and 17.5 MME for patients receiving HTX-011, bupivacaine and placebo, respectively, in the prior Phase 3 study.

In June 2018, we reported positive topline results from two completed Phase 2b studies of HTX-011: Study 209 (local administration in total knee arthroplasty) and Study 211 (instillation or pectoral pocket nerve block in breast augmentation). HTX-011 achieved the primary endpoints in both studies.

Total Knee Arthroplasty — Study 209 Results

Study 209 was a randomized, placebo- and active-controlled, double-blind, Phase 2b clinical study in patients undergoing primary unilateral total knee arthroplasty to evaluate the analgesic efficacy, safety and pharmacokinetics of locally administered HTX-011 into the surgical site. Following a dose-escalation phase, 222 patients were randomized to receive: (1) HTX-011 400 mg administered via instillation into the surgical site (HTX-011 alone); (2) HTX-011 400 mg administered via instillation into the surgical site with a low dose of ropivacaine injected into the posterior capsule (HTX-011 combination); (3) bupivacaine 125 mg administered via multiple injections into the surgical site; and (4) placebo. Ropivacaine and bupivacaine are generically available standard-of-care local anesthetics used in postoperative pain management. This study included a pre-specified hierarchical testing strategy for the primary and key secondary endpoints for the HTX-011 400 mg treatment groups. The primary endpoint was pain intensity as measured by the Area Under the Curve (“AUC”) from 0 to 48 hours post-surgery (“AUC 0-48”) for HTX-011 compared to placebo. The key secondary endpoint was pain intensity as measured by the AUC from 0 to 72 hours post-surgery (“AUC 0-72”) for HTX-011 compared to placebo. The primary and key secondary endpoints were achieved:

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

Bunionectomy — Study 301/EPOCH1 Results

EPOCH1 was a randomized, placebo- and active-controlled, double-blind, Phase 3 clinical study evaluating the efficacy and safety of locally administered HTX-011 at 60 mg compared to the standard dose of bupivacaine solution (50 mg) and placebo for postoperative pain control following bunionectomy surgery in 412 subjects. All primary and key secondary endpoints were achieved:

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

Hernia Repair — Study 302/EPOCH2 Results

EPOCH2 was a randomized, placebo- and active-controlled, double-blind, Phase 3 clinical study evaluating the efficacy and safety of locally administered HTX-011 at 300 mg compared to the standard dose of bupivacaine solution (75 mg) and placebo for postoperative pain control following hernia repair surgery in 418 subjects. All primary and key secondary endpoints were achieved:

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 68 employees as of February 1, 2019. The sales and marketing infrastructure includes a targeted, oncology sales force to establish relationships with a focused group of oncologists and oncology nurses. Additionally, the sales and marketing teams manage relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support. We are currently building our U.S.-based sales and marketing team to support the commercialization of HTX-011, if approved.

Customers

SUSTOL is distributed in the U.S. through a limited number of specialty distributors (“Customers”) that subsequently resell SUSTOL to healthcare providers, the end users of SUSTOL. CINVANTI is distributed in the U.S. through a limited number of Customers that resell CINVANTI to healthcare providers and hospitals, the end users of CINVANTI.

Sales to three different Customers separately accounted for 10% or more of our SUSTOL and CINVANTI net product sales for the year ended December 31, 2018. Sales to two Customers accounted for 10% or more of our SUSTOL net product sales for the year ended December 31, 2017.

We have engaged a third-party service provider to act as our exclusive distributor for commercial shipment and distribution of our products to our Customers in the U.S. In addition to distribution services, other related services, including product storage, returns, customer support and administrative support are provided.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors are many in number and include major and mid-sized pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. SUSTOL, CINVANTI and HTX-011 compete in, and any other products that we may develop or discover, if approved, will compete in, highly competitive markets. Our potential competitors in these markets may succeed in developing products that could render our products and product candidates obsolete or non-competitive.

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed byTerSera Therapeutics LLC) and potentially other products that include an NK1 receptor antagonist that reach the market.

If we are able to successfully develop HTX-011 for postoperative pain management, we will compete with MARCAINE (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for postoperative pain management that reach the market.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of SUSTOL, CINVANTI or HTX-011. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our product candidates and for all of our commercial needs. We currently have long-term commercial supply agreements with certain third-party manufacturers. Our manufacturing and processing agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to SUSTOL, CINVANTI, HTX-011, HTX-034 and our Biochronomer Technology.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2018, we had a total of 25 issued U.S. patents and an additional 32 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 30 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by eight patents issued in the U.S. with expiration dates ranging from May 2021 to April 2035 and one patent issued in Mexico and one patent issued in Japan both with expiration dates of March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

The FDA has established internal substantive review goals of ten months for most NDAs. The FDA has various programs, including Breakthrough, Fast Track, Priority Review, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval based on surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority Review designation, which is requested at the time of an NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists, an initial review within six months as compared to a standard review time of ten months. Although Fast Track and Priority Review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for Priority Review. Accelerated approval provides an expedited approval of drugs that treat serious diseases and that fill an unmet medical need based on a surrogate endpoint. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time.

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

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union that became effective in May 2018. In addition, most healthcare providers who prescribe SUSTOL or CINVANTI or who may prescribe other products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Employees

As of February 1, 2019, we had 198 full-time employees; 103 are involved in research and development activities, 68 are involved in sales and marketing activities and 27 are involved in administration, human resources, finance, legal and information technology. None of our employees are covered by a collective bargaining agreement and management considers relations with our employees to be good.

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

Risks Related to Our Business

We are substantially dependent on the success of SUSTOL and CINVANTI, and if either SUSTOL or CINVANTI do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

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

We have established an internal sales organization for the sale, marketing and distribution of SUSTOL and CINVANTI. In order to successfully commercialize any other product we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market SUSTOL, CINVANTI or any other product we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT for Patients and Communities Act (the “SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011, if approved, and have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL, CINVANTI or any other product we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we announced that we have been granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we announced that we have been granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we announced that we have been granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within six months compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA may also withdraw Fast Track or Breakthrough Therapy designations if it determines that HTX-011 no longer meets the relevant criteria.

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including SUSTOL, CINVANTI and HTX-011. Our ability to successfully commercialize SUSTOL, CINVANTI and HTX-011, as well as any other products or product candidates that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL, CINVANTI and HTX-011, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of SUSTOL, CINVANTI and HTX-011, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of SUSTOL, CINVANTI and HTX-011, or any other product we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA and foreign regulatory requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA or foreign regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with cGMP before we can obtain approval to manufacture our products and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. Not complying with FDA or foreign regulatory requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA or foreign regulators to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

We maintain significant inventory levels of drug products, and we may increase those inventory levels as we continue to commercialize our drug products. We determine inventory levels of drug products based on a variety of estimates, including timing of FDA approval of our drug products, market demand for our drug products and those of our competitors, entrance of competing drug products, introduction of new, or changes in interpretations of, pharmaceutical regulation, and changes in healthcare provider and insurer reimbursement policies. These estimates are inherently difficult to make and may be inaccurate. We analyze our inventory levels and will write down inventory that has become obsolete. If our initial estimate of the appropriate inventory levels of drug products is or becomes inaccurate, write-downs of inventory may be required, which would be recorded as cost of product sales and thereby adversely impact or delay our profitability.

We face intense competition from other companies developing products for the prevention of CINV or postoperative pain.

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by ProStrakan Group Plc); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed byTerSera Therapeutics LLC) and potentially other products that include an NK1 receptor antagonist that reach the market.

If we are able to successfully develop HTX-011 for postoperative pain management, we will compete with MARCAINE (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira Pharmaceuticals, Inc.) and potentially other products in development for postoperative pain management that reach the market.

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

For example, while we had expected that generic versions of ALOXI (palonosetron) would launch in September 2018 following the expiration of the ALOXI patents, a U.S. Court of Appeals for the Federal Circuit decision in May 2017 ruled in favor of a generic drug company challenging the ALOXI patents, thereby potentially accelerating the entry of generic versions of ALOXI (palonosetron). The Supreme Court granted certiorari in June 2018 and affirmed the Federal Circuit decision in January 2019. As a result of this litigation, generic versions of ALOXI (palonosetron) have entered the market and we expect increased competition for SUSTOL, which could reduce SUSTOL sales and harm our business prospects. These and other risks related to the entry of generic product competing with SUSTOL are difficult to assess in terms of timing and impact on our operations and prospects.

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

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural disaster or act of war or terrorism. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural disaster, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of SUSTOL, CINVANTI, HTX-011 and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $960.7 million through December 31, 2018. We expect to continue to generate substantial losses over at least the next several years as we:

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

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products, including our current work commercializing SUSTOL and CINVANTI and our anticipated work commercializing HTX-011, if approved. We will incur substantial expenses in our efforts to develop and commercialize our products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $332.4 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of CINVANTI and HTX-011, if approved; the degree of commercial success of SUSTOL, CINVANTI and HTX-011, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying regulatory requirements typically takes a significant number of years and can vary substantially based on the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Additionally, in 2013, 2018 and 2019, the U.S. federal government entered shutdowns suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union that became effective in May 2018. In addition, most healthcare providers who may prescribe products we may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business. Although we are insured against such risks up to an annual aggregate limit, our cyber liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Any successful cyber liability claim may prevent us from obtaining adequate cyber liability insurance in the future on commercially desirable or reasonable terms. In addition, cyber liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient cyber coverage at an acceptable cost or otherwise to protect against potential cyber liability claims could prevent or inhibit the development or commercialization of our products. A cyber liability claim could also significantly harm our reputation and delay market acceptance of our products.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2018, we had a total of 25 issued U.S. patents and an additional 32 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 30 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by eight patents issued in the U.S. with expiration dates ranging from May 2021 to April 2035 and one patent issued in Mexico and one patent issued in Japan both with expiration dates of March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of December 31, 2018, we would be required to issue an aggregate of 8,472,820 shares, representing 9.8% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 5 filed with the SEC on February 14, 2019, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 5,753,096 shares, or 7.4% of our outstanding shares of common stock on December 31, 2018. In addition, as of December 31, 2018, TCP has the right to acquire 6,778,256 shares on conversion of the Convertible Notes.

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

We believe our net operating losses and tax attributes may be subject to limitation under Section 382 of the Internal Revenue Code of 1986. As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating losses and credits that we currently estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2017, including those that may come in conjunction with future equity financings or market trades by our stockholders.

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

None.

ITEM 2.            PROPERTIES.

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease that began on December 1, 2016 and expires on April 15, 2024. In May 2018, we entered into a lease amendment to expand our space in San Diego, adding an additional 23,873 square feet. The lease of the additional space began on September 7, 2018 and expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The lease for the Redwood City space expires on May 31, 2019. On March 15, 2018, we entered into a sublease agreement for the Redwood City property. The sublease agreement expires on May 31, 2019. We also lease 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Jersey City office space expires on June 30, 2019. For the year ended December 31, 2018, rent expense for all properties was $3.2 million. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on The Nasdaq Capital Market, under the symbol “HRTX.”

Stockholders

The number of record holders of our common stock as of February 1, 2019 was 119.

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

The following graph shows the value of an investment of $100 on December 31, 2013 in Heron Therapeutics, Inc. common stock, the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31st of each year. Our common stock has traded on The Nasdaq Capital Market since January 2014. Prior to that, shares of our common stock were traded on the OTC Bulletin Board under the symbol “APPA.OB.” The comparisons shown in the graph are based on historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

	12/13	12/14	12/15	12/16	12/17	12/18
Heron Therapeutics, Inc.	$100.00	$113.03	$300.00	$147.19	$203.37	$291.46
Nasdaq Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
Nasdaq Biotechnology Index	100.00	131.71	140.56	112.25	133.67	121.24

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
		(In thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Net product sales	$77,474	$30,767	$1,279	$—	$—
Operating expenses:
Cost of product sales	27,512	4,588	35	—	—
Research and development	140,032	138,582	103,125	61,183	54,833
General and administrative	29,263	25,554	21,366	18,395	11,020
Sales and marketing	64,604	56,601	47,668	17,347	8,708

Loss from operations	(183,937)	(194,558)	(170,915)	(96,925)	(74,561)
Other income (expense), net	5,097	(2,926)	(2,228)	(666)	(1,806)

Net loss	$(178,840)	$(197,484)	$(173,143)	$(97,591)	$(76,367)

Basic and diluted net loss per common share	$(2.44)	$(3.65)	$(4.56)	$(2.95)	$(2.87)

Shares used in computing basic and diluted net loss per share	73,193	54,040	37,925	33,081	26,569

Balance Sheet Data:
Cash and cash equivalents	$31,836	$144,583	$13,414	$75,180	$72,675
Short-term investments	300,535	27,796	37,724	55,986	—
Working capital	355,229	124,892	23,410	115,016	60,112
Total assets	462,179	234,307	67,482	137,845	76,682
Promissory note payable to related party	—	25,000	50,000	—	—
Accumulated deficit	(960,721)	(783,455)	(585,971)	(412,828)	(315,237)
Total stockholders’ equity (deficit)	370,160	131,136	(21,251)	118,110	63,062

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2018 to the results for the year ended December 31, 2017 and comparing the results for the year ended December 31, 2017 to the results for the year ended December 31, 2016.

•

Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2018. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from cancer or pain.

On August 9, 2016, our first commercial product, SUSTOL, was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes Heron’s Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

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

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. The FDA recently accepted our New Drug Application (“NDA”) for HTX-011, and has granted it a Priority Review designation. The FDA set a Prescription Drug User Fee Act (“PDUFA”) goal date of April 30, 2019 and indicated that it is not currently planning an advisory committee meeting to discuss this application.

HTX-034, our next-generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for seven days, we have initiated formal development of this next-generation postoperative pain management product candidate.

Net Product Sales

Net product sales include revenue recognized for sales of SUSTOL and CINVANTI to a limited number of specialty distributors (“Customers”), less applicable sales allowances. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver SUSTOL and CINVANTI to our Customers. These costs include labor, raw materials, manufacturing and quality control overhead, and depreciation of equipment. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

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

We expect research and development expense to increase in 2019 to support our ongoing research and development efforts for our product candidates, including HTX-011 and HTX-034 clinical and manufacturing costs and costs for post-marketing requirements for SUSTOL and CINVANTI. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, information technology, legal and human resource functions. Other general and administrative expense includes professional fees for legal, investor relations, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense. We expect general and administrative expense to increase in 2019 to support our ongoing development and commercialization efforts.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to SUSTOL and CINVANTI. We expect sales and marketing expense to increase in 2019 to support the ongoing commercialization of SUSTOL and CINVANTI, as well as support for the launch of HTX-011, if approved. The commercial launch process requires the expenditure of substantial resources. We commenced commercial sales of CINVANTI in the U.S. in January 2018.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934. In addition, other income (expense), net includes interest expense on the Subordinated Secured Promissory Note (“Promissory Note”), as well as interest expense and amortization of debt discount related to our Senior Secured Convertible Notes (“Convertible Notes”) and gains (losses) from the disposal of fixed assets.

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

Our critical accounting policies used in the preparation of our consolidated financial statements involve significant judgments and estimates and include the following:

Revenue Recognition

Product Sales

SUSTOL is distributed in the U.S. through a limited number of Customers that resell SUSTOL to healthcare providers, the end users of SUSTOL. CINVANTI is distributed in the U.S. through a limited number of Customers that resell CINVANTI to healthcare providers and hospitals, the end users of CINVANTI.

Adoption of Topic 606

On January 1, 2018, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under the FASB ASC Topic 605, Revenue Recognition (“Topic 605”). Prior to the adoption of Topic 606, we recognized product sales as revenue to the extent that our Customers had resold our products to end users (sell-through approach). With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our Customers (sell-in approach). Product sales under both Topic 605 and 606 are reported net of product sales allowances, which include product returns.

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

Accrued Clinical Liabilities

We accrue clinical costs based on work performed, which relies on estimates of the progress of the clinical trials and the related expenses incurred. Clinical trial related contracts vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit or contain a combination of these elements. Revisions are recorded to research and development expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense; however, a modification in the protocol of a clinical trial or cancellation of a clinical trial could result in a material charge to our results of operations.

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

We assess the likelihood that we will be able to recover our deferred tax assets. In doing so, we consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2018, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2018 and 2017

Net Product Sales

Net Product Sales for the year ended December 31, 2018 were $77.5 million, compared to $30.8 million for the same period in 2017.

For the year ended December 31, 2018, net product sales of SUSTOL were $21.3 million under the new revenue recognition standard issued by the Financial Accounting Standard Board (“FASB”), Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018. For the year ended December 31, 2018, net product sales of SUSTOL would have been $21.0 million under the prior revenue recognition standard issued by the FASB Accounting Standards Codification Topic 605, Revenue Recognition. For the year ended December 31, 2017, net product sales of SUSTOL were $30.8 million.

For the year ended December 31, 2018, net product sales of CINVANTI were $56.2 million. There was no comparable activity in 2017, as we commenced commercial sales of CINVANTI in the U.S. in January 2018.

Cost of Product Sales

For the year ended December 31, 2018, cost of product sales was $27.5 million, compared to $4.6 million for the same period in 2017. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL and CINVANTI, as well as shipping and distribution costs. In addition, cost of product sales included a one-time charge of $1.8 million resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2018	2017

HTX-011-related costs	$ 81,855	$ 78,092
CINVANTI-related costs	7,336	15,649
SUSTOL-related costs	3,811	7,390
Personnel costs and other expenses	33,341	26,139
Stock-based compensation expense	13,689	11,312

Total research and development expense	$ 140,032	$ 138,582

For the year ended December 31, 2018, research and development expense was $140.0 million, compared to $138.6 million for the same period in 2017. The increase in research and development expense was primarily due to personnel costs and other expenses of $7.2 million, costs related to HTX-011 of $3.8 million and stock-based compensation expense of $2.4 million, partially offset by a decrease in costs related to CINVANTI and SUSTOL of $8.3 million and $3.6 million, respectively.

General and Administrative Expense

For the year ended December 31, 2018, general and administrative expense was $29.3 million, compared to $25.6 million for the same period in 2017. The increase in general and administrative expense was primarily due to facility-related costs, as well as personnel costs to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the year ended December 31, 2018, sales and marketing expense was $64.6 million, compared to $56.6 million for the same period in 2017. The increase in sales and marketing expense was primarily due to costs to support the commercialization of SUSTOL and CINVANTI, as well as market research and planning for HTX-011.

Other Income (Expense), Net

For the year ended December 31, 2018, other income (expense), net was $5.1 million, compared to ($2.9) million for the same period in 2017. The increase in other income (expense), net was primarily due to interest income earned on our short-term investments and other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934. A portion of this increase was also a result of a decrease in interest expense due to the repayment of the Promissory Note in August 2018 (see Note 8 to our Consolidated Financial Statements).

Results of Operations

Years Ended December 31, 2017 and 2016

Net Product Sales

For the year ended December 31, 2017, net product sales of SUSTOL were $30.8 million, compared to $1.3 million for the same period in 2016. During 2017 and 2016, we recognized net product sales as revenue only when our Customers have sold SUSTOL to their customers, the end users. We commenced commercial sales of SUSTOL in October 2016.

Cost of Product Sales

For the year ended December 31, 2017, cost of product sales of $4.6 million for sales of SUSTOL, primarily included raw materials, labor and overhead related to the manufacturing of SUSTOL, as well as shipping and distribution costs. For the year ended December 31, 2016, we recognized cost of product sales of $35,000, as all SUSTOL units sold in 2016 were manufactured prior to the approval of SUSTOL, and the costs to manufacture such units were recorded to research and development expense in prior periods.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2017	2016

HTX-011-related costs	$ 78,092	$ 40,356
CINVANTI-related costs	15,649	8,675
SUSTOL-related costs	7,390	9,618
Personnel costs and other expenses	26,139	33,160
Stock-based compensation expense	11,312	11,316

Total research and development expense	$ 138,582	$ 103,125

For the year ended December 31, 2017, research and development expense was $138.6 million, compared to $103.1 million for the same period in 2016. The increase in research and development expense was primarily due to an increase in costs related to HTX-011 and CINVANTI of $37.7 million and $7.0 million, respectively, partially offset by a decrease in personnel costs and other expenses of $7.0 million and a decrease in costs related to SUSTOL of $2.2 million.

General and Administrative Expense

For the year ended December 31, 2017, general and administrative expense was $25.6 million, compared to $21.4 million for the same period in 2016. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense and an increase in personnel costs and other expenses to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the year ended December 31, 2017, sales and marketing expense was $56.6 million, compared to $47.7 million for the same period in 2016. The increase in sales and marketing expense was primarily due to external costs to support the commercialization of SUSTOL, launch preparation activities for CINVANTI, market research and planning for HTX-011 and an increase in stock-based compensation expense.

Other Income (Expense), Net

For the year ended December 31, 2017, other income (expense), net was ($2.9) million, compared to ($2.2) million for the same period in 2016. The increase in other income (expense), net was primarily due to interest expense incurred in 2017 related to the Promissory Note that was issued in August 2016, as well as interest expense and amortization of debt discount related to the Convertible Notes.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $332.4 million, compared to $172.4 million as of December 31, 2017. Based on our current operating plan and projections, we believe that available cash, cash equivalents and short-term investments as of December 31, 2018 will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

Our net loss for the year ended December 31, 2018 was $178.8 million, or $2.44 per share, compared to a net loss of $197.5 million, or $3.65 per share, for the same period in 2017.

Our net cash used for operating activities for the year ended December 31, 2018 was $191.8 million, compared to $170.3 million for the same period in 2017. The increase in net cash used for operating activities was primarily due to changes in working capital associated with the launches of SUSTOL and CINVANTI.

Our net cash (used for) provided by investing activities for the year ended December 31, 2018 was ($278.6) million, compared to $7.7 million for the same period in 2017. The increase in cash used for investing activities was primarily due to net purchases of short-term investments and property and equipment of $269.4 million and $9.2 million, respectively.

Our net cash provided by financing activities for the year ended December 31, 2018 was $357.6 million, compared to $293.7 million for the same period in 2017. The increase in cash provided by financing activities was primarily due to net proceeds of $363.1 million received from two public offerings of our common stock completed in the second quarter of 2018 and proceeds of $18.3 million from the exercise of stock options, partially offset by the $25.0 million repayment of the Promissory Note.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations	$ 17,842	$3,195	$5,523	$5,850	$3,274
Capital expenditures	5,138	5,138	—	—	—
Purchase obligations	54,446	54,158	288	—	—

Total	$77,426	$62,491	$5,811	$5,850	$3,274

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease that began on December 1, 2016 and expires on April 15, 2024. In May 2018, we entered into a lease amendment to expand our space in San Diego, adding an additional 23,873 square feet. The lease of the additional space began on September 7, 2018 and expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The lease for the Redwood City space expires on May 31, 2019. On March 15, 2018, we entered into a sublease agreement for the Redwood City property. The sublease agreement expires on May 31, 2019. We also lease 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Jersey City office space expires on June 30, 2019. For the year ended December 31, 2018, rent expense for all properties was $3.2 million.

In August 2016, we entered into the Promissory Note with Tang Capital Partners, LP (“TCP”) whereby TCP agreed to lend us up to $100.0 million. The Promissory Note had a two-year term and bore interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and has expired. There were no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note was secured by a second-priority lien on substantially all of our assets. TCP is controlled by Tang Capital Management (“TCM”). The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of December 31, 2018, there were no remaining obligations under the Promissory Note.

At December 31, 2018, capital expenditures consisted of non-cancellable commitments for equipment related to scale-up activities at our third-party manufacturers. Total capital expenditures of $3.5 million were not included in our consolidated financial statements for the year ended December 31, 2018. We intend to use our current financial resources to fund our commitments under the capital expenditure obligations.

At December 31, 2018, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of CINVANTI and HTX-011, as well as commitments with various vendors for sales and marketing support and preclinical studies. Total purchase obligations of $52.0 million were not included in our consolidated financial statements for the year ended December 31, 2018. We intend to use our current financial resources to fund our commitments under these purchase obligations.

The holders of the Convertible Notes may also require prepayment of such notes at any time at each holder’s option (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). As of December 31, 2018, $6.8 million aggregate principal amount of the Convertible Notes were outstanding.

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

In addition, we entered into executive employment or management retention agreements with our executive officers and certain other key employees that, under certain cases, provide for a one-time severance payment and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire on termination for cause or when we have met our obligations under these agreements. In connection with our realignment of goals and objectives and new development focus following the approval of SUSTOL, certain employees received a one-time severance payment on termination, as well as other benefits as required by the executive employment or management retention agreements. We fulfilled our remaining obligation under these agreements in the first quarter of 2018 (see Note 7 to our Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We are not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2018 and 2017. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to adoption of Financial Accounting Standards Board (United States) Accounting Standard Codification Topic No. 606, Revenue from Contracts with Customers.

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

/s/ OUM & CO. LLP

San Francisco, California

February 22, 2019

We have served as the Company’s auditor since 2006.

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,836	$144,583
Short-term investments	300,535	27,796
Accounts receivable, net	64,652	41,874
Inventory	39,032	10,108
Prepaid expenses and other current assets	11,193	3,702

Total current assets	447,248	228,063
Property and equipment, net	14,677	5,981
Other assets	254	263

Total assets	$462,179	$234,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,863	$18,769
Accrued clinical and manufacturing liabilities	24,470	26,920
Accrued payroll and employee liabilities	13,397	8,860
Other accrued liabilities	32,715	17,175
Deferred revenue	—	2,763
Promissory note payable to related party	—	25,000
Convertible notes payable to related parties, net of discount	4,574	3,684

Total current liabilities	92,019	103,171
Commitments and contingencies (see Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: 2,500 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value: 150,000 shares authorized; 78,174 and 64,609 shares issued and outstanding at December 31, 2018 and 2017, respectively	782	646
Additional paid-in capital	1,330,186	913,955
Accumulated other comprehensive loss	(87)	(10)

Accumulated deficit	(960,721)	(783,455)

Total stockholders’ equity	370,160	131,136

Total liabilities and stockholders’ equity	$462,179	$234,307

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2018	2017	2016

	(In thousands, except per share amounts)

Revenues:
Net product sales	$77,474	$30,767	$1,279
Operating expenses:
Cost of product sales	27,512	4,588	35
Research and development	140,032	138,582	103,125
General and administrative	29,263	25,554	21,366
Sales and marketing	64,604	56,601	47,668

Total operating expenses	261,411	225,325	172,194

Loss from operations	(183,937)	(194,558)	(170,915)

Other income (expense), net:
Interest income	5,965	1,049	445
Interest expense	(2,672)	(3,937)	(2,664)
Other (expense) income	1,804	(38)	(9)

Total other income (expense), net	5,097	(2,926)	(2,228)

Net loss	(178,840)	(197,484)	(173,143)
Other comprehensive loss:
Unrealized gains (losses) on short-term investments	(77)	7	23

Comprehensive loss	$(178,917)	$(197,477)	$(173,120)

Basic and diluted net loss per share	$(2.44)	$(3.65)	$(4.56)

Shares used in computing basic and diluted net loss per share	73,193	54,040	37,925

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2015	36,106	361	530,617	(40)	(412,828)	118,110
Conversion benefit included in Convertible Notes issued	—	—	348	—	—	348
Issuance of common stock under Employee Stock Purchase Plan	55	1	770	—	—	771
Issuance of common stock on exercise of stock options	798	8	6,676	—	—	6,684
Issuance of common stock on exercise of warrants	2,396	24	(24)	—	—	—
Stock-based compensation expense	—	—	25,956	—	—	25,956
Net loss	—	—	—	—	(173,143)	(173,143)
Net unrealized gain on short-term investments	—	—	—	23	—	23

Comprehensive loss	—	—	—	—	—	(173,120)

Balance, December 31, 2016	39,355	394	564,343	(17)	(585,971)	(21,251)
Issuance of common stock in public offerings, net	23,822	238	306,041	—	—	306,279
Conversion benefit included in Convertible Notes issued	—	—	369	—	—	369
Issuance of common stock under Employee Stock Purchase Plan	77	1	988	—	—	989
Issuance of common stock on exercise of stock options	1,351	13	11,450	—	—	11,463
Issuance of common stock on exercise of warrants	4	—	—	—	—	—
Issuance of warrants	—	—	226	—	—	226
Stock-based compensation expense	—	—	30,538	—	—	30,538
Net loss	—	—	—	—	(197,484)	(197,484)
Net unrealized gain on short-term investments	—	—	—	7	—	7

Comprehensive loss	—	—	—	—	—	(197,477)

Balance, December 31, 2017	64,609	$646	$913,955	$(10)	$(783,455)	$131,136
Cumulative effect of adoption of new accounting standard	—	—	—	—	1,574	1,574
Issuance of common stock in public offerings, net	11,963	120	363,008	—	—	363,128
Conversion benefit included in Convertible Notes issued	—	—	392	—	—	392
Issuance of common stock under Employee Stock Purchase Plan	72	1	1,178	—	—	1,179
Issuance of common stock on exercise of stock options	1,530	15	18,286	—	—	18,301
Stock-based compensation expense	—	—	33,367	—	—	33,367
Net loss	—	—	—	—	(178,840)	(178,840)
Net unrealized loss on short-term investments	—	—	—	(77)	—	(77)

Comprehensive loss	—	—	—	—	—	(178,917)

Balance, December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities:
Net loss	$(178,840)	$(197,484)	$(173,143)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	33,367	30,538	25,956
Depreciation and amortization	1,513	1,531	1,099
Amortization of debt discount	890	773	689
(Accretion of discount) amortization of premium on short-term investments	(3,412)	(278)	274
Impairment of property and equipment	72	—	—
Loss on disposal of property and equipment	29	39	9
Change in operating assets and liabilities:
Accounts receivable	(22,778)	(39,914)	(1,960)
Prepaid expenses and other assets	(7,482)	3	(338)
Inventory	(29,122)	(4,768)	(5,340)
Accounts payable	(1,906)	11,955	3,514
Accrued clinical and manufacturing liabilities	(3,614)	13,713	7,976
Accrued payroll and employee liabilities	4,537	446	3,586
Deferred revenue	—	1,664	1,099
Other accrued liabilities	14,941	11,482	2,482

Net cash used for operating activities	(191,805)	(170,300)	(134,097)
Investing activities:
Purchases of short-term investments	(497,104)	(121,570)	(43,318)
Maturities of short-term investments	227,700	131,783	61,329
Purchases of property and equipment	(9,171)	(2,553)	(3,135)
Proceeds from the sale of property and equipment	25	78	—

Net cash (used for) provided by investing activities	(278,550)	7,738	14,876
Financing activities:
Net proceeds from sale of common stock and/or pre-funded warrants	363,128	306,279	—
Proceeds from purchases under the Employee Stock Purchase Plan	1,179	989	771
Proceeds from stock option exercises	18,301	11,463	6,684
Proceeds from issuance of promissory note payable to related party	—	—	50,000
Repayment of promissory note payable to related party	(25,000)	(25,000)	—

Net cash provided by financing activities	357,608	293,731	57,455

Net (decrease) increase in cash and cash equivalents	(112,747)	131,169	(61,766)
Cash and cash equivalents at beginning of year	144,583	13,414	75,180

Cash and cash equivalents at end of year	$31,836	$144,583	$13,414

Supplemental disclosure of cash flow information:
Interest paid	$1,183	$2,789	$1,622

Cumulative effect of adoption of new accounting standard	$1,574	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

On August 9, 2016, our first commercial product, SUSTOL, was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes Heron’s Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

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

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. The FDA recently accepted our New Drug Application NDA for HTX-011, and has granted it a Priority Review designation. The FDA set a Prescription Drug User Fee Act goal date of April 30, 2019 and indicated that it is not currently planning an advisory committee meeting to discuss this application.

HTX-034, our next-generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for seven days, we have initiated formal development of this next-generation postoperative pain management product candidate.

As of December 31, 2018, we had $332.4 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that cash, cash equivalents and short-term investments as of December 31, 2018 will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, inventory and related reserves, accrued clinical liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash and highly liquid investments with contractual maturities of three months or less from the original purchase date.

Short-term investments consist of securities with contractual maturities of greater than three months to one year from the original purchase date. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are stated at fair market value, with the net change in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our bank and investment accounts have been placed under control agreements in accordance with our Senior Secured Convertible Notes (“Convertible Notes”) (see Note 8).

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

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value (see Note 3). Our Convertible Notes outstanding at December 31, 2018 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Year Ended December 31, 2018	As of December 31, 2018
Customer A	41.7%	38.7%
Customer B	34.9%	46.1%
Customer C	22.5%	14.8%

Total	99.1%	99.6%

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

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. As of December 31, 2018, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of December 31, 2018, we determined that an allowance for doubtful accounts was not required. For the year ended December 31, 2018, we did not write off any accounts receivable balances.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Accordingly, in the first quarter of 2018, we adopted Topic 606 using the modified retrospective approach. Under this approach, incremental disclosures are provided to present each financial statement line item for 2018 under the prior standard. As a result of the adoption of Topic 606, we recorded a cumulative adjustment to accumulated deficit of $1.6 million on January 1, 2018. This adjustment reflects the acceleration of $2.9 million in gross product sales less $1.1 million in product sales allowances and $0.2 million in cost of product sales (see Note 5).

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

Income Taxes

We recognize the impact of a tax position in our consolidated financial statements if the position is more likely than not to be sustained on examination and on the technical merits of the position. The total amount of unrecognized tax benefits, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect our effective tax rate, since we maintain a full valuation allowance against our deferred tax assets (see Note 10). We recognize interest and penalties related to income tax matters in income tax expense.

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

Because we have incurred a net loss for all periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2018	2017	2016

Stock options outstanding	15,265	13,463	11,845
Warrants outstanding	640	620	600
Shares of common stock underlying Convertible Notes outstanding	8,473	7,983	7,521

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

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the provisions of ASU 2016-02 on January 1, 2019 using the alternative modified transition method. We are still in the process of finalizing our assessment of the impact of ASC 842 on our results of operations and related disclosures. We are also implementing additional internal controls to enable future preparation of financial information and disclosures in accordance with ASC 842.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the provisions of ASU 2018-13 in the first quarter of 2020, and we are currently evaluating the impact on our consolidated financial statements.

3.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements & Disclosures, establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

We measure cash equivalents and short-term investments at fair value on a recurring basis. The fair values of these such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,874	$13,874	$—	$—
U.S. treasury bills and government agency obligations	59,741	59,741	—	—
U.S. corporate debt securities	59,087	—	59,087	—
Foreign corporate debt securities	5,046	—	5,046	—
U.S. commercial paper	61,885	—	61,885	—
Foreign commercial paper	123,861	—	123,861	—

Total	$323,494	$73,615	$249,879	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$91,386	$91,386	$—	$—
U.S. corporate debt securities	17,520	—	17,520	—
U.S. commercial paper	39,863	—	39,863	—
Foreign commercial paper	19,854	—	19,854	—

Total	$168,623	$91,386	$77,237	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2018, cash equivalents included $9.1 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $300.5 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2017, cash equivalents included $49.4 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $27.8 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2018 and 2017 are included in cash and cash equivalents on the consolidated balance sheets.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the year ended December 31, 2018, we recorded $77,000 in net unrealized losses associated with our short-term investments. For the years ended December 31, 2017 and 2016, we recorded $7,000 and $23,000, respectively, in net unrealized gains associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the years ended December 31, 2018, 2017 and 2016.

4.	Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$59,747	$—	$(6)	$59,741
U.S. corporate debt	59,164	—	(77)	59,087
Foreign corporate debt	5,041	5	—	5,046
U.S. commercial paper	52,800	—	—	52,800
Foreign commercial paper	123,870	—	(9)	123,861

Total	$300,622	$5	$(92)	$300,535

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt securities	$13,003	$—	$(10)	$12,993
U.S. commercial paper	4,929	—	—	4,929
Foreign commercial paper	9,874	—	—	9,874

Total	$27,806	$—	$(10)	$27,796

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2018 and 2017.

Inventory

Inventory consists of the following (in thousands):

	December 31,

	2018	2017
Raw materials	$10,112	$2,754
Work in process	20,604	4,166
Finished goods	8,316	3,188

Total inventory	$39,032	$10,108

As of December 31, 2018, total inventory included $6.7 million related to SUSTOL and $32.3 million related to CINVANTI. As of December 31, 2017, total inventory included $7.1 million related to SUSTOL and $3.0 million related to CINVANTI.

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,

	2018	2017
Scientific equipment	$18,077	$9,742
Leasehold improvements	1,783	1,654
Computer equipment and software	1,190	1,420
Furniture, fixtures and office equipment	1,722	1,024

Property and equipment, gross	22,772	13,840
Less: accumulated depreciation and amortization	(8,095)	(7,859)

Property and equipment, net	$14,677	$5,981

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $1.5 million and $1.1 million, respectively. As of December 31, 2018 and 2017, $10.3 million and $2.0 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,

	2018	2017
Accrued employee salaries and benefits	$2,330	$1,292
Accrued bonuses	9,139	5,044
Accrued vacation	1,928	1,438
Accrued expenses for realignment (see Note 7)	—	1,086

Total accrued payroll and employee liabilities	$13,397	$8,860

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued product sales allowances	$25,503	$9,319
Accrued consulting and professional fees	5,768	6,869
Deferred rent	780	651
Accrued accounts payable	224	148
Other accrued liabilities	440	188

Total other accrued liabilities	$32,715	$17,175

5.	Revenue Recognition

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

The following table shows the reconciliation of assets and liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as adjusted, due to the modified retrospective adoption of Topic 606 on January 1, 2018 (in thousands):

	As Reported Under Topic 605	Effect of Change	As Adjusted Under Topic 606
Inventory	$ 10,108	$(198)	$9,910
Other accrued liabilities	17,175	991	18,166
Deferred revenue	2,763	(2,763)	—
Accumulated deficit	(783,455)	1,574	(781,881)

The following table shows the unaudited condensed consolidated financial statement line items as if revenue from contracts with customers had been accounted for under Topic 605 (in thousands, except per share data):

	As Reported Under Topic 606	Effect of Change	As Calculated Under Topic 605

Consolidated Balance Sheet as of December 31, 2018:
Inventory	$39,032	$2,181	$41,213
Other accrued liabilities	32,715	(7,195)	25,520
Deferred revenue	—	14,010	14,010
Accumulated deficit	(960,721)	(4,634)	(965,355)

Consolidated Statement of Operations for the Year Ended December 31, 2018:
Net product sales	$77,474	$(5,043)	$72,431
Cost of product sales	27,512	(1,983)	25,529
Loss from operations	(183,937)	(3,060)	(186,997)
Net loss	(178,840)	(3,060)	(181,900)
Basic and diluted net loss per share	(2.44)	(0.05)	(2.49)
Consolidated Statement of Cash Flows for the Year Ended December 31, 2018:
Net loss	$(178,840)	$(3,060)	$(181,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	(29,122)	(1,983)	(31,105)
Other accrued liabilities	14,941	(6,204)	8,737
Deferred revenue	—	11,247	11,247

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

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2017	$521	$580	$8,218	$9,319
Provision	464	7,555	58,504	66,523
Payments/credits	(38)	(5,322)	(44,979)	(50,339)

Balance at December 31, 2018	$947	$2,813	$21,743	$25,503

6.	Commitments and Contingencies

Leases

We lease 28,275 square feet of laboratory and office space in San Diego, California under a lease that began on December 1, 2016 and expires on April 15, 2024. In May 2018, we entered into a lease amendment to expand our space in San Diego, adding an additional 23,873 square feet. The lease of the additional space began on September 7, 2018 and expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. We lease 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The lease for the Redwood City space expires on May 31, 2019. On March 15, 2018, we entered into a sublease agreement for the Redwood City property. The sublease agreement expires on May 31, 2019. We also lease 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Jersey City office space expires on June 30, 2019. For the year ended December 31, 2018, rent expense for all properties was $3.2 million. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

Annual future minimum lease payments as of December 31, 2018 are as follows (in thousands):

Year ended December 31:
2019	$3,195
2020	2,722
2021	2,801
2022	2,883
2023	2,967
Thereafter	3,274

Total future minimum lease payments	$17,842

Rent expense under all operating leases totaled $3.2 million, $3.1 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Clinical Development Agreements

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

7.	Realignment of Goals and Objectives and New Development Focus

Following the approval of SUSTOL and consistent with our transition into a commercial-stage biotechnology company, we realigned our goals and objectives and refocused our development efforts to the area of postoperative pain management. On September 30, 2016, the Board of Directors accepted the resignations of three executive officers, and these executive officers and other employees directly affected by the realignment and refocusing were or will be provided with one-time severance payments on termination, continued benefits for a specified period of time and outplacement assistance.

The total expense for these activities was $9.4 million, $5.5 million of which is primarily for severance and $3.9 million of which is for non-cash, stock-based compensation expense. The total expense was recognized between September 30, 2016 and December 31, 2017. As of December 31, 2018, we have paid all of the cash severance charges.

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

We have accounted for these expenses in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.

8.	Secured Notes to Related Party

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

As of December 31, 2018, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the year ended December 31, 2018, accrued interest of $0.4 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.4 million. For the years ended December 31, 2018, 2017 and 2016, interest expense relating to the stated rate was $0.4 million for each of the three periods. Interest expense relating to the amortization of the debt discount was $0.9 million, $0.8 million and $0.7 million, respectively.

As of December 31, 2018, the carrying value of the Convertible Notes was $4.6 million, which is comprised of the $6.8 million principal amount of the Convertible Notes outstanding, less debt discount of $2.2 million. As of December 31, 2018, the Convertible Notes were convertible into 8.5 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Subordinated Secured Promissory Note (“Promissory Note”) with TCP whereby TCP agreed to lend us up to $100.0 million. The Promissory Note had a two-year term and bore interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and expired prior to the draw down. There were no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note was secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin C. Tang, who serves as the Chairman of our Board of Directors. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the year ended December 31, 2018, interest expense was $1.2 million, compared to $2.8 million for the same period in 2017. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of December 31, 2018, there were no remaining obligations under the Promissory Note.

9.	Stockholders’ Equity

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

2018 Common Stock Offerings

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

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the year ended December 31, 2017, warrant holders exercised 4,426 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 4,423 shares of common stock and no net cash proceeds to us. As of December 31, 2018, 595,574 warrants from the June 2014 public offering remain outstanding.

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2018 were as follows:

Number of Shares
Stock options outstanding	15,264,606
Stock options available for grant	1,354,280
Employee stock purchase plan	195,818
Warrants outstanding	640,164
Shares of common stock underlying Convertible Notes outstanding (see Note 8)	8,472,820

Total shares reserved for future issuance	25,927,688

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”). In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016 and June 2017, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000 and 200,000 shares, respectively, for a total of 475,000 shares reserved at December 31, 2018. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is six months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 71,499, 77,283, and 54,932 shares in 2018, 2017 and 2016, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2018, 2017 and 2016 was $16.48, $12.80 and $14.03, respectively. As of December 31, 2018, 279,182 shares of common stock have been issued under the ESPP and 195,818 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016 and June 2017, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000 and 5,000,000 shares of common stock, respectively, resulting in an aggregate of 18,800,000 shares of common stock authorized for issuance as of December 31, 2018. At December 31, 2018, there were 1,354,280 shares available for future grant under the 2007 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

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

The following table summarizes the stock option activity:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2015	8,434,988	$13.64
Granted	4,920,661	15.98
Exercised	(798,363)	8.37
Cancelled	(711,910)	22.43

Balance at December 31, 2016	11,845,376	14.44
Granted	4,300,621	16.17
Exercised	(1,350,605)	8.49
Cancelled	(1,332,429)	20.06

Balance at December 31, 2017	13,462,963	15.03
Granted	4,052,011	26.83
Exercised	(1,529,509)	11.97
Cancelled	(720,859)	17.98

Balance at December 31, 2018	15,264,606	18.33

For the year ended December 31, 2018, options cancelled (included in the above table) consisted of 667,338 options forfeited with a weighted-average exercise price of $17.04 and 53,521 options expired with a weighted-average exercise price of $29.71.

As of December 31, 2018, options exercisable have a weighted-average remaining contractual term of 5.3 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2018 and 2017 was $31.4 million and $9.9 million, respectively. As of December 31, 2018 and 2017, the total intrinsic value of options outstanding and exercisable was $75.7 million and $35.6 million, respectively.

	Years Ended December 31,

	2018		2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of year	6,523,093	$14.83	5,446,586	$13.25	4,356,665	$11.66
Options vested or expected to vest	14,449,017	$18.11	12,854,571	$14.98	11,234,529	$14.32

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2018 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
2,635,453	$5.20 – $9.05	3.03	$7.99	2,260,453	$ 8.12
2,531,622	$9.33 – $14.20	6.29	12.89	1,406,228	12.66
4,195,066	$14.25 – $17.00	7.78	16.60	1,512,260	16.54
845,157	$17.05 – $23.90	7.56	20.52	478,721	20.64
2,860,911	$24.97 – $24.97	8.94	24.97	—	—
2,196,397	$25.06 – $39.25	7.42	30.85	865,431	29.71

15,264,606	$5.20 – $39.25	6.87	18.33	6,523,093	14.83

On December 31, 2018, we had reserved 15,264,606 shares of common stock for future issuance on exercise of outstanding options granted under the 2007 Plan, as well as the non-plan grants.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	December 31,

	2018	2017	2016
Research and development	$13,689	$11,312	$11,316
General and administrative	9,630	9,469	7,402
Sales and marketing	10,048	9,757	7,238

Total stock-based compensation expense	$33,367	$30,538	$25,956

As of December 31, 2018, there was $117.5 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.8 years.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,

	2018	2017	2016
Risk-free interest rate	2.8%	2.1%	1.7%
Dividend yield	—%	—%	—%
Volatility	70.4%	74.0%	89.1%
Expected life (years)	6	6	6

ESPP:

	December 31,

	2018	2017	2016
Risk-free interest rate	2.4%	1.2%	0.4%
Dividend yield	—%	—%	—%
Volatility	59.7%	50.0%	68.3%
Expected life (months)	6	6	6

The weighted-average fair value of options granted was $17.24, $10.61 and $11.82 for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted-average fair value of shares purchased through the ESPP was $9.95, $4.51 and $6.10 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

10.	Income Taxes

For the years ended December 31, 2018, 2017 and 2016, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2018	2017	2016
Tax at statutory federal rate	$(37,557)	$(67,145)	$(58,868)
State tax, net of federal benefit	(6,527)	(6,203)	2,013
Research and development credits	(4,775)	(5,962)	(4,206)
Stock-based compensation expense	(2,059)	3,151	2,694
Non-deductible compensation	901	—	1,864
Change in valuation allowance	50,834	3,241	55,173
Impact of the 2017 Tax Act	—	74,361	—
Other	(817)	(1,443)	1,330

Provision for income taxes	$—	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$172,113	$134,659
Research and development credits	35,670	25,919
Stock-based compensation	11,905	8,633
Other	3,171	2,920

Total gross deferred tax assets	222,859	172,131
Valuation allowance	(222,859)	(172,131)

Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2018 and 2017 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2018, we had federal, California and other state net operating loss (“NOL”) carryforwards of $715.3 million, $122.3 million and $824.9 million, respectively. The federal NOL carryforwards consist of $549.7 million generated before January 1, 2018, which will begin to expire in 2021 and $165.6 million that will carryforward indefinitely but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2018, we had federal and California state research and development credit carryforwards of $27.2 million and $13.3 million, respectively. The federal research and development credit carryforwards will begin to expire in 2022. The California state credits can be carried forward indefinitely.

Internal Revenue Code (“IRC”) Section 382 and 383 places a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Section 382 and 383 limitation. We have performed an IRC Section 382 and 383 analysis and determined there were ownership changes in 2007, 2011, and 2013. We are currently in the process of completing the IRC Section 382 and 383 analysis for 2018. The limitation in the federal and state carryforwards associated with the NOL and credit carryforwards reduce the deferred tax assets, which are further offset by a full valuation allowance. The limitation can result in the expiration of the NOLs and credit carryforwards available as of December 31, 2018.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 1999 to 2018 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. We revalued our deferred tax assets as of December 31, 2017 based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of $74.3 million fully offset by a reduction to the valuation allowance. We were not required to pay a one-time transition tax on earnings of our foreign subsidiary as the foreign subsidiary has an accumulated deficit. In addition, the Global Intangible Low-taxed Income provision is not applicable given the Company’s controlled foreign corporations incurred losses for the year ended December 31, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in our financial statements. If we cannot determine a provisional estimate to be included in our financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We have completed our analysis of the Tax Act’s income tax effects. In accordance with SAB 118, the Tax Act-related income tax effects that we initially reported as provisional estimates were refined as additional analysis was performed. Our analysis was complete in the fourth quarter of 2018 and there was no material impact to our consolidated balance sheets or statements of operations and comprehensive loss.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Balance at beginning of year	$120	$120	$120

Additions for tax positions of prior years	—	—	—

Additions based on tax positions related to current year	2,265	—	—

Balance at end of year	$2,385	$120	$120

Due to our valuation allowance, the $2.4 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

11. Other Income (Expense), Net

In 2018, we recorded $1.9 million in income to other income (expense), net resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

12.	Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $8,250, $8,100 and $7,950 for the years ended December 31, 2018, 2017 and 2016, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2018, 2017 and 2016, we contributed $0.7 million, $0.6 million and $0.6 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

13.	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$11,567	$17,277	$19,786	$28,844
Cost of product sales	(3,133)	(5,231)	(7,576)	(11,572)

Gross Profit	8,434	12,046	12,210	17,272
Operating expenses:
Research and development	39,561	30,159	30,421	39,891
General and administrative	7,028	6,209	7,288	8,738
Sales and marketing	13,835	14,531	16,281	19,957

Loss from operations	(51,990)	(38,853)	(41,780)	(51,314)
Other income (expense), net	(275)	183	3,434	1,755

Net loss	$(52,265)	$(38,670)	$(38,346)	$(49,559)

Basic and diluted net loss per share	$(0.81)	$(0.54)	$(0.49)	$(0.63)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$3,632	$8,510	$8,572	$10,053
Cost of product sales	(1,186)	(1,013)	(1,051)	(1,338)

Gross Profit	2,446	7,497	7,521	8,715
Operating expenses:
Research and development	33,384	28,597	28,844	47,757
General and administrative	6,742	6,185	6,462	6,165
Sales and marketing	11,619	14,770	13,529	16,683

Loss from operations	(49,299)	(42,055)	(41,314)	(61,890)
Other expense, net	(1,030)	(744)	(552)	(600)

Net loss	$(50,329)	$(42,799)	$(41,866)	$(62,490)

Basic and diluted net loss per share	$(1.00)	$(0.80)	$(0.77)	$(1.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2018.

During the first quarter of 2018, we implemented certain internal controls in connection with our adoption of Topic 606. In doing so, we have modified and enhanced our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the period covered by this Annual Report on Form 10-K as a result of the implementation of these new processes and systems. Other than the above-mentioned changes, there have been no significant changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Shareholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Heron Therapeutics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in – (2013) Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

February 22, 2019

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

3.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference herein or filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Document Description

3.1	Certificate of Incorporation, as amended through July 29, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1, filed on August 4, 2009)
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)
3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Company’s Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)
3.6	Certificate of Amendment of Certificate of Incorporation
4.1	Common Stock Certificate (incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 4.1, filed on June 27, 2014)
4.3	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on October 22, 2009)
4.4	Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)
10.1*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 26, 2017)
10.2	Lease Agreement between the Company and Metropolitan Life Insurance Company for lease of the Company’s offices in Redwood City dated as of November 7, 1997 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as Exhibit 10-E, filed on March 30, 1998)
10.3*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 26, 2017)
10.4*	Form of 2007 Equity Incentive Plan Stock Option Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)
10.5*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)
10.6*	Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-O, filed on March 31, 2008)
10.7*	Form of Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S, filed on March 31, 2008)
10.8	Registration Rights Agreement, dated as of October 22, 2009, by and among the Company and the purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on October 22, 2009)
10.9	Securities Purchase Agreement, dated as of April 24, 2011, by and among the Company and the purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 28, 2011)
10.10	Form of Senior Secured Convertible Note due 2021 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on April 28, 2011)
10.11	Securities Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on April 28, 2011)
10.12	Second Amendment to Lease, dated as of April 1, 2011, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.4, filed on April 28, 2011)
10.13	Securities Purchase Agreement, dated June 29, 2011, by and between the Company and the purchasers listed on Schedule I thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on June 30, 2011)
10.14	Amendment to Senior Secured Convertible Note Due 2021, dated June 29, 2011, by and between the Company and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on June 30, 2011)

10.15	Third Amendment to Lease, dated as of July 28, 2011, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 3, 2011)
10.16	Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 25, 2012)
10.17*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry D. Quart, Pharm.D. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI, filed on May 10, 2013)
10.18*	Executive Employment Agreement, dated May 1, 2013, by and between the Company and Robert H. Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AJ filed on May 10, 2013)
10.19	Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL, filed on August 8, 2013)
10.20*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Dr. Barry Quart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.1, filed on May 8, 2015)
10.21*	Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Robert Rosen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.2, filed on May 8, 2015)
10.22+	SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement – Finished Final Drug Product, dated May 27, 2015, by and between the Company and Lifecore Biomedical, LLC) (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)
10.23+	Commercial Supply Agreement, dated December 8, 2015, by and between the Company and SAFC, Inc. (incorporated by reference to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2015, as Exhibit 10.36, filed on December 23, 2016)
10.24	Fourth Amendment to Lease, dated as of April 11, 2016, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 15, 2016)
10.25*	Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)
10.26	Security Agreement, dated as of August 5, 2016, by and among the Company, Tang Capital Partners, LP and TC Management Services, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.1, filed on November 8, 2016)
10.27	Subordinated Secured Promissory Note, dated August 5, 2016, by and between the Company and Tang Capital Partners, LP (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.2, filed on November 8, 2016)
10.28	Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)
10.29	Waiver, dated January 18, 2017, between the Company and Tang Capital Partners, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on January 24, 2017)
10.30	First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)
10.31*	Executive Employment Agreement, dated April 24, 2017, by and between the Company and Robert E. Hoffman (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as Exhibit 10.1, filed on August 9, 2017)
10.32	Second Amendment to Lease, dated May 8, 2018, by and between Heron Therapeutics, Inc. and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as Exhibit 10.1, filed on May10, 2018)
10.33	Waiver, dated March 28, 2018, between the Company and Tang Capital Partners, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on April 3, 2018)
23.1	Consent of Independent Registered Public Accounting Firm (OUM & Co. LLP)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.
+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

BY:	/s/ BARRY D. QUART
Barry D. Quart, Pharm.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Barry Quart and Robert Hoffman as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, with respect to this annual report and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY D. QUART	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2019
Barry D. Quart, Pharm. D.

/s/ ROBERT E. HOFFMAN	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	February 22, 2019
Robert E. Hoffman

/s/ KEVIN C. TANG	Chairman of the Board of Directors	February 22, 2019
Kevin C. Tang

/s/ CRAIG A. JOHNSON	Director	February 22, 2019
Craig A. Johnson

/s/ JOHN W. POYHONEN	Director	February 22, 2019
John W. Poyhonen

/s/ CHRISTIAN WAAGE	Director	February 22, 2019
Christian Waage