Form 10-Q
period 2019-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2019-05-09
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐            No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HRTX	The Nasdaq Capital Market

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 18, 2019 was 79,069,527.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$23,461	$31,836
Short-term investments	265,777	300,535
Accounts receivable, net	74,007	64,652
Inventory	31,421	39,032
Prepaid expenses and other current assets	11,539	11,193

Total current assets	406,205	447,248
Property and equipment, net	16,267	14,677
Right-of-use lease assets	13,068	—
Other assets	254	254

Total assets	$435,794	$462,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,811	$16,863
Accrued clinical and manufacturing liabilities	23,602	24,470
Accrued payroll and employee liabilities	6,640	13,397
Other accrued liabilities	44,351	32,715
Current lease liabilities	2,032	—
Convertible notes payable to related parties, net of discount	4,821	4,574

Total current liabilities	92,257	92,019
Non-current lease liabilities	11,723	—

Total liabilities	103,980	92,019

Stockholders’ equity:
Common stock	789	782
Additional paid-in capital	1,354,722	1,330,186
Accumulated other comprehensive income (loss)	36	(87)
Accumulated deficit	(1,023,733)	(960,721)

Total stockholders’ equity	331,814	370,160

Total liabilities and stockholders’ equity	$435,794	$462,179

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net product sales	$31,602	$11,567
Operating expenses:
Cost of product sales	14,962	3,133
Research and development	42,972	39,561
General and administrative	9,648	7,028
Sales and marketing	28,720	13,835

Total operating expenses	96,302	63,557

Loss from operations	(64,700)	(51,990)
Other income (expense), net	1,688	(275)

Net loss	(63,012)	(52,265)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	123	(32)

Comprehensive loss	$(62,889)	$(52,297)

Basic and diluted net loss per share	$(0.80)	$(0.81)

Shares used in computing basic and diluted net loss per share	78,419	64,724

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Conversion benefit included in Convertible Notes issued	—	—	102	—	—	102
Issuance of common stock on exercise of stock options	732	7	6,532	—	—	6,539
Stock-based compensation expense	—	—	17,902	—	—	17,902
Net loss	—	—	—	—	(63,012)	(63,012)
Net unrealized gain on short-term investments	—	—	—	123	—	123

Comprehensive loss	—	—	—	—	—	(62,889)

Balance as of March 31, 2019	78,906	$789	$1,354,722	$36	$(1,023,733)	$331,814

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	64,609	$646	$913,955	$(10)	$(783,455)	$131,136
Cumulative effect of adoption of new accounting standard	—	—	—	—	1,573	1,573
Issuance of common stock in public offerings, net	—	—	(205)	—	—	(205)
Conversion benefit included in Convertible Notes issued	—	—	96	—	—	96
Issuance of common stock on exercise of stock options	485	4	4,198	—	—	4,202
Stock-based compensation expense	—	—	7,701	—	—	7,701
Net loss	—	—	—	—	(52,265)	(52,265)
Net unrealized loss on short-term investments	—	—	—	(32)	—	(32)

Comprehensive loss	—	—	—	—	—	(52,297)

Balance as of March 31, 2018	65,094	$650	$925,745	$(42)	$(834,147)	$92,206

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(63,012)	$(52,265)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	17,902	7,701
Depreciation and amortization	467	381
Amortization of debt discount	247	210
Realized gain on short-term investments	(8)	—
Accretion of discount on short-term investments	(1,357)	(211)
Impairment on property and equipment	27	—
Loss on disposal of property and equipment	52	—
Change in operating assets and liabilities:
Accounts receivable	(9,355)	4,161
Prepaid expenses and other assets	(346)	(1,845)
Inventory	7,611	(9,508)
Accounts payable	(6,052)	(7,311)
Accrued clinical and manufacturing liabilities	(868)	(1,986)
Accrued payroll and employee liabilities	(6,757)	(3,612)
Other accrued liabilities	12,425	2,572

Net cash used for operating activities	(49,024)	(61,713)
Investing activities:
Purchases of short-term investments	(127,763)	(39,388)
Maturities and sales of short-term investments	164,009	—
Purchases of property and equipment	(2,136)	(904)

Net cash provided by (used for) investing activities	34,110	(40,292)
Financing activities:
Net proceeds from sale of common stock	—	(205)
Proceeds from stock option exercises	6,539	4,202

Net cash provided by financing activities	6,539	3,997

Net decrease in cash and cash equivalents	(8,375)	(98,008)
Cash and cash equivalents at beginning of year	31,836	144,583

Cash and cash equivalents at end of period	$23,461	$46,575

Supplemental disclosure of cash flow information:
Interest paid	$—	$500

Cumulative effect of adoption of new accounting standard	$—	$1,573

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

On November 9, 2017, our second commercial product, CINVANTI (aprepitant) injectable emulsion (“CINVANTI”), was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018. On February 26, 2019, we announced that the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the already approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October of 2018 and received Priority Review designation in December of 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In April 2019, we announced that the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

HTX-034, our next generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for seven days, we have initiated formal development of this next-generation postoperative pain management product candidate.

As of March 31, 2019 we had $289.2 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that cash, cash equivalents and short-term investments as of March 31, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, inventory and the related reserves, accrued clinical liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

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

Our bank and investment accounts have been placed under a control agreement in accordance with our Senior Secured Convertible Notes (“Convertible Notes”) (see Note 8).

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales Three Months March 31, 2019	Accounts Receivable As of March 31, 2019
Customer A	40.7%	42.3%
Customer B	36.6%	39.2%
Customer C	20.4%	17.5%

Total	97.7%	99.0%

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

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. As of March 31, 2019, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of March 31, 2019, we determined that an allowance for doubtful accounts was not required. For the three months ended March 31, 2019, we did not write off any accounts receivable balances.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as “ASC 842.” ASC 842 requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase. Lease expense is recognized over the term of the lease using an effective interest method for finance leases and on a straight-line basis over the lease term for operating leases. A lessee is also required to record a right-of-use (“ROU”) lease asset and a lease liability for all leases with a lease term greater than twelve months. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

We adopted ASC 842 on January 1, 2019 using the alternative transition method allowed under ASU No. 2018-11. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical assessments of: (i) whether a contract is or contains a lease; (ii) lease classification; and (iii) initial direct costs. We elected a policy of not recording leases on the balance sheet when the lease term is 12 months or less. The adoption of ASC 842 had a substantial impact on the condensed consolidated balance sheet with the recognition of lease liabilities and corresponding ROU lease assets. There was no material impact on our results of operations or liquidity (see Note 7).

We determine if an agreement is a lease or contains lease components at inception. Operating leases are recorded as lease liabilities with corresponding ROU lease assets on the condensed consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for separately.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the first quarter of 2018, we adopted Topic 606 using the modified retrospective approach. Under this approach, incremental disclosures are provided to present each financial statement line item for 2018 under the prior standard. As a result of the adoption of Topic 606, we recorded a cumulative adjustment to retained earnings of $1.6 million on January 1, 2018. This adjustment reflects the acceleration of $2.9 million in gross product sales less $1.1 million in product sales allowances and $0.2 million in cost of product sales.

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

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2018	$947	$2,813	$21,743	$25,503
Provision	332	3,825	30,642	34,799
Payments/credits	(3)	(3,289)	(22,945)	(26,237)

Balance at March 31, 2019	$1,276	$3,349	$29,440	$34,065

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss.

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

Because we have incurred a net loss for each of the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2019	2018
Stock options outstanding	14,281	12,906
Warrants outstanding	640	640
Shares of common stock underlying Convertible Notes outstanding	8,600	8,103

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the provisions of ASU 2016-13 in the first quarter of 2020, and we are currently evaluating the impact on our results of operations, financial condition and internal controls.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Balance at March 31, 2019	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,461	$23,461	$—	$—
U.S. treasury bills and government agency obligations	89,283	89,283	—	—
U.S. corporate debt securities	51,310	—	51,310	—
Foreign corporate debt securities	5,038	—	5,038	—
U.S. commercial paper	50,176	—	50,176	—
Foreign commercial paper	69,970	—	69,970	—

Total	$289,238	$112,744	$176,494	$—

	Balance at December 31, 2018	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,751	$22,751	$—	$—
U.S. treasury bills and government agency obligations	59,741	59,741	—	—
U.S. corporate debt securities	59,087	—	59,087	—
Foreign corporate debt securities	5,046	—	5,046	—
U.S. commercial paper	61,885	—	61,885	—
Foreign commercial paper	123,861	—	123,861	—

Total	$332,371	$82,492	$249,879	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of March 31, 2019, short-term investments included $265.8 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2018, cash equivalents included $9.1 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $300.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2019 and December 31, 2018 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at March 31, 2019 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$89,255	$28	$—	$89,283
U.S. corporate debt securities	51,311	—	(1)	51,310
Foreign corporate debt securities	5,027	11	—	5,038
U.S. commercial paper	50,176	—	—	50,176
Foreign commercial paper	69,972	—	(2)	69,970

Total	$265,741	$39	$(3)	$265,777

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$59,747	$—	$(6)	$59,741
U.S. corporate debt securities	59,164	—	(77)	59,087
Foreign corporate debt securities	5,041	5	—	5,046
U.S. commercial paper	52,800	—	—	52,800
Foreign commercial paper	123,870	—	(9)	123,861

Total	$300,622	$5	$(92)	$300,535

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2019 and 2018.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We recognized $8,000 in realized gains during the three months ended March 31, 2019. We did not recognize any realized gains or losses during the three months ended March 31, 2018.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$9,379	$10,112
Work in process	14,770	20,604
Finished goods	7,272	8,316

Total inventory	$31,421	$39,032

As of March 31, 2019, total inventory included $4.2 million related to SUSTOL and $27.2 million related to CINVANTI. As of December 31, 2018, total inventory included $6.7 million related to SUSTOL and $32.3 million related to CINVANTI.

7. Leases

As of March 31, 2019, we had operating leases for laboratory and office space in San Diego, California and Redwood City, California, as well as office space in Jersey City, New Jersey, with remaining lease terms of 81 months, two months and three months, respectively.

On January 1, 2019, on the adoption of ASC 842, we recognized initial ROU lease assets of $13.7 million and initial lease liabilities of $14.5 million. Our weighted-average remaining lease term for our operating leases was 81 months. The option to extend our lease in San Diego was not recognized as part of our lease liability and ROU lease assets. During the three months ended March 31, 2019, we recognized $0.9 million of operating lease expense. During the three months ended March 31, 2019, we paid $1.0 million for our operating leases.

Future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending March 31,
2020	$2,941
2021	2,742
2022	2,821
2023	2,904
2024	2,988
Thereafter	2,514

Total future minimum lease payments	$16,910
Less: discount	(3,155)

Total lease liabilities	$13,755

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

As of March 31, 2019, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2019, accrued interest of $0.1 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.1 million. For the three months ended March 31, 2019, and 2018, interest expense relating to the stated rate was $0.1 million for each of the periods. For each of the three months ended March 31, 2019 and 2018, interest expense relating to the amortization of the debt discount was $0.2 million.

As of March 31, 2019, the carrying value of the Convertible Notes was $4.8 million, which is comprised of the $6.9 million principal amount of the Convertible Notes outstanding, less debt discount of $2.1 million. As of March 31, 2019, the Convertible Notes were convertible into 8.6 million shares of our common stock.

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

For the three months ended March 31, 2018, interest expense was $0.5 million. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of March 31, 2019, there were no remaining obligations under the Promissory Note.

9. Stockholders’ Equity

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

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2018	15,265	$18.33	6.87
Granted	253	$25.99
Exercised	(732)	$8.93
Expired and forfeited	(505)	$21.11

Balance at March 31, 2019	14,281	$18.85	7.19

For the three months ended March 31, 2019, 732,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $6.5 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$5,324	$3,036
General and administrative	3,680	2,276
Sales and marketing	8,898	2,389

Total stock-based compensation expense	$17,902	$7,701

As of March 31, 2019, there was $100.3 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.6 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2019	2018
Risk-free interest rate	2.5%	2.6%
Dividend yield	0.0%	0.0%
Volatility	68.8%	71.4%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended March 31, 2019 and 2018.

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2019.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019, continue to be accurate for the three months ended March 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2019.

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

On August 9, 2016, our first commercial product, SUSTOL, was approved by the FDA. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes Heron’s Biochronomer Technology to maintain therapeutic levels of granisetron for =5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

On November 9, 2017, our second commercial product, CINVANTI, was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of polysorbate 80 or any other synthetic surfactant. We commenced commercial sales of CINVANTI in the U.S. in January 2018. On February 26, 2019, we announced that the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October of 2018 and received Priority Review designation in December of 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In April 2019, we announced that the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

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

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes our Biochronomer Technology to maintain therapeutic levels of granisetron for =5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical studies that evaluated SUSTOL’s efficacy and safety in more than 2,000 patients with cancer. SUSTOL’s efficacy in preventing nausea and vomiting was evaluated in both the acute phase (0 – 24 hours following chemotherapy) and the delayed phase (24 – 120 hours following chemotherapy).

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

On February 26, 2019, we announced that the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. We submitted an NDA to the FDA for HTX-011 in October of 2018 and received Priority Review designation in December of 2018. A CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In April 2019, we announced that the MAA for HTX-011 was validated by the EMA. Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

In March 2019, we reported positive topline results of a multi-center postoperative pain management study in which 31 patients undergoing bunionectomy surgery received HTX-011 together with a regimen of generic over-the-counter (“OTC”) oral analgesics (acetaminophen and ibuprofen). Designed as a follow-on to the Phase 3 study in bunionectomy that investigated HTX-011 without the OTC analgesic regimen, this study was led by one of the lead investigators in the Phase 3 study and had the same entry criteria as the Phase 3 study. The goal of the current study was to increase the proportion of patients who did not require opioids by combining HTX-011 with an OTC analgesic regimen. Topline results of the study include the following:

•

77% of patients receiving HTX-011 with the OTC analgesic regimen did not require opioids to manage their postoperative pain through 72 hours post-surgery, compared to 29%, 11% and 2% of patients receiving HTX-011, bupivacaine solution and placebo, respectively, in the Phase 3 study.

•	100% of patients receiving HTX-011 with the OTC analgesic regimen who were opioid-free through 72 hours remained opioid-free through 28 days post-surgery.

•

The increase in patients who did not require opioids was associated with a large reduction in the percentage of patients experiencing severe pain. 29% of patients receiving HTX-011 with the OTC analgesic regimen experienced severe pain, compared to 53%, 76% and 83% of patients receiving HTX-011, bupivacaine solution and placebo, respectively, in the Phase 3 study.

•

Over 72 hours post-surgery, patients receiving HTX-011 plus the OTC analgesic regimen consumed an average of only 1.6 morphine milligram equivalents (“MME”), which compares to 18.8 MME, 25.1 MME and 30.1 MME for patients receiving HTX-011, bupivacaine solution and placebo, respectively, in the Phase 3 study.

•	HTX-011 was well tolerated with no serious adverse events associated with the addition of the OTC analgesic regimen.

In January 2019, we reported positive topline results of a multi-center postoperative pain management study in which 63 patients undergoing hernia repair surgery received HTX-011 together with a regimen of generic OTC oral analgesics (acetaminophen and ibuprofen). Designed as a follow-on to the Phase 3 study in hernia repair that investigated HTX-011 without the OTC analgesic regimen, this study included many of the same investigators and the same entry criteria as the Phase 3 study. The goal of the current study was to increase the proportion of patients who did not require opioids by combining HTX-011 with a regimen of readily available, oral analgesics. Topline results of the study include the following:

•

90% of patients receiving HTX-011 with the OTC analgesic regimen did not require opioids to manage their postoperative pain through 72 hours post-surgery, compared to 51%, 40% and 22% of patients receiving HTX-011, bupivacaine solution and placebo, respectively, in the Phase 3 study.

•	81% of patients receiving HTX-011 with the OTC analgesic regimen who were opioid-free through 72 hours remained opioid-free through 28 days post-surgery.

•

Over 72 hours post-surgery, patients receiving HTX-011 plus the OTC analgesic regimen consumed an average of only 0.9 MME, which compares to 10.8 MME, 14.5 MME and 17.5 MME for patients receiving HTX-011, bupivacaine and placebo, respectively, in the Phase 3 study.

•	HTX-011 was well tolerated with no serious adverse events associated with the addition of the OTC analgesic regimen.

In June 2018, we reported positive topline results from two completed Phase 2b studies of HTX-011: Study 209 (local administration in total knee arthroplasty) and Study 211 (instillation or pectoral pocket nerve block in breast augmentation). HTX-011 achieved the primary endpoints in both studies.

Phase 2b Results

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

FDA Breakthrough Therapy Designation

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

Phase 3 Results

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

Fast Track Designation

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

Biochronomer Technology

Our proprietary Biochronomer Technology is designed to deliver therapeutic levels of a wide range of otherwise short-acting pharmacological agents over a period from days to weeks with a single administration. Our Biochronomer Technology consists of polymers that have been the subject of comprehensive animal and human toxicology studies that have shown evidence of the safety of the polymer. When administered, the polymers undergo controlled hydrolysis, resulting in a controlled, sustained release of the pharmacological agent encapsulated within the Biochronomer-based composition. Furthermore, our Biochronomer Technology is designed to permit more than one pharmacological agent to be incorporated, such that multimodal therapy can be delivered with a single administration.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory and the related reserves, accrued clinical liabilities, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies include: revenue recognition, inventory and the related reserves, accrued clinical liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Product Sales

Net product sales for the three months ended March 31, 2019 were $31.6 million compared to $11.6 million for the same period in 2018. For the three months ended March 31, 2019, net product sales of CINVANTI were $28.0 million, compared to $5.2 million for the same period in 2018. Commercial sales of CINVANTI commenced in January 2018. For the three months ended March 31, 2019, net product sales of SUSTOL were $3.6 million, compared to $6.4 million for the same period in 2018.

Cost of Product Sales

For the three months ended March 31, 2019, cost of product sales was $15.0 million compared to $3.1 million for the same period in 2018. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales included a charge of $1.6 million resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
HTX-011-related costs	$25,232	$26,976
CINVANTI-related costs	2,088	2,018
SUSTOL-related costs	487	956
Personnel costs and other expenses	9,841	6,575
Stock-based compensation expense	5,324	3,036

Total research and development expense	$42,972	$39,561

For the three months ended March 31, 2019, research and development expense was $43.0 million compared to $39.6 million for the same period in 2018. The increase in research and development expense was primarily due to personnel costs and other expenses of $3.3 million and stock-based compensation expense of $2.3 million, partially offset by a decrease in costs related to HTX-011 and SUSTOL of $1.7 million and $0.5 million, respectively.

General and Administrative Expense

For the three months ended March 31, 2019, general and administrative expense was $9.6 million compared to $7.0 million for the same period in 2018. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense of $1.4 million, as well as an increase in personnel costs and other costs to support our increased development and commercialization efforts.

Sales and Marketing Expense

For the three months ended March 31, 2019, sales and marketing expense was $28.7 million compared to $13.8 million for the same period in 2018. The increase in sales and marketing expense was primarily due to costs to support the launch preparation activities for HTX-011. The remaining increase in sales and marketing expense was related to costs associated with the retirement of our President in February 2019, including $6.0 million of stock-based compensation expense for stock option modifications.

Other Income (Expense), Net

For the three months ended March 31, 2019, other income (expense), net was $1.7 million compared to ($0.3) million for the same period in 2018. The increase in other income (expense), net was primarily due to interest income earned on our short-term investments. A portion of this increase was also a result of a decrease in interest expense due to the repayment of the Subordinated Secured Promissory Note in August 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $289.2 million, compared to $332.4 million as of December 31, 2018. Based on our current operating plan and projections, we believe that available cash, cash equivalents and short-term investments as of March 31, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three months ended March 31, 2019 was $63.0 million, or $0.80 per share, compared to a net loss of $52.3 million, or $0.81 per share, for the same period in 2018.

Our net cash used for operating activities for the three months ended March 31, 2019 was $49.0 million, compared to $61.7 million for the same period in 2018. The decrease in net cash used for operating activities was primarily due to changes in working capital associated with the launch of CINVANTI in 2018 and an increase in stock-based compensation expense, partially offset by an increase in net loss.

Our net cash provided by (used for) investing activities for the three months ended March 31, 2019 was $34.1 million, compared to ($40.3) million for the same period in 2018. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments.

Our net cash provided by financing activities for the three months ended March 31, 2019 was $6.5 million, compared to $4.0 million for the same period in 2018. The increase in cash provided by financing activities was primarily due to an increase in cash proceeds from the exercise of stock options.

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

Off–Balance Sheet Arrangements

We are not involved in any “off–balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2019 and December 31, 2018. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

During the three months ended March 31, 2019, we implemented certain internal controls in connection with our adoption of the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-02 Leases (Topic 842). There were no other changes in our internal control over financial reporting that occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face intense competition from other companies developing products for the prevention of CINV or management of postoperative pain.

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

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and potentially other products that include an NK1 receptor antagonist that reach the market.

If we are able to successfully develop HTX-011 for postoperative pain management, we will compete with MARCAINETM (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.) and potentially other products in development for postoperative pain management that reach the market.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.0 billion through March 31, 2019. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $289.2 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of CINVANTI and HTX-011, if approved; the degree of commercial success of SUSTOL, CINVANTI and HTX-011, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2019, we had a total of 26 issued U.S. patents and an additional 32 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 30 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by nine patents issued in the U.S. with expiration dates ranging from May 2021 to April 2035, one patent issued in Canada with an expiration date of May 2021, one patent issued in Japan with an expiration date of March 2034, and one patent issued in Mexico with an expiration date of March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of March 31, 2019, we would be required to issue an aggregate of 8,599,912 shares, representing 9.8% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 5 filed with the SEC on February 14, 2019, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 5,753,096 shares, or 7.3% of our outstanding shares of common stock on March 31, 2019. In addition, as of March 31, 2019, TCP has the right to acquire 6,879,929 shares on conversion of the Convertible Notes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended through July 29, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1, filed on August 4, 2009)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Company’s Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 3.6, filed on February 22, 2019)

3.6	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 9, 2019	/s/ Barry Quart
Barry Quart, Pharm.D.
President and Chief Executive Officer (As Principal Executive)

/s/ Robert Hoffman
Robert Hoffman
Chief Financial Officer and Senior Vice President, Finance (As Principal Financial and Accounting Officer)