Form 10-Q
period 2019-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2019-08-05
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2875566 (I.R.S. Employer Identification No.)

4242 Campus Point Court, Suite 200 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 251-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HRTX	The Nasdaq Capital Market

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 17, 2019 was 79,816,417.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$53,038	$31,836
Short-term investments	222,967	300,535
Accounts receivable, net	66,821	64,652
Inventory	29,270	39,032
Prepaid expenses and other current assets	8,739	11,193
Total current assets	380,835	447,248
Property and equipment, net	17,910	14,677
Right-of-use lease assets	12,667	—
Other assets	254	254
Total assets	$411,666	$462,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,997	$16,863
Accrued clinical and manufacturing liabilities	25,383	24,470
Accrued payroll and employee liabilities	8,982	13,397
Other accrued liabilities	45,891	32,715
Current lease liabilities	1,722	—
Convertible notes payable to related parties, net of discount	5,081	4,574
Total current liabilities	95,056	92,019
Non-current lease liabilities	11,251	—
Total liabilities	106,307	92,019
Stockholders’ equity:
Common stock	798	782
Additional paid-in capital	1,378,368	1,330,186
Accumulated other comprehensive income (loss)	148	(87)
Accumulated deficit	(1,073,955)	(960,721)
Total stockholders’ equity	305,359	370,160
Total liabilities and stockholders’ equity	$411,666	$462,179

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$36,659	$17,277	$68,261	$28,844
Operating expenses:
Cost of product sales	13,588	5,231	28,550	8,364
Research and development	41,425	30,159	84,397	69,720
General and administrative	9,778	6,209	19,426	13,237
Sales and marketing	23,647	14,531	52,367	28,366
Total operating expenses	88,438	56,130	184,740	119,687
Loss from operations	(51,779)	(38,853)	(116,479)	(90,843)
Other income (expense), net	1,557	183	3,245	(92)
Net loss	(50,222)	(38,670)	(113,234)	(90,935)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	112	17	235	(15)
Comprehensive loss	$(50,110)	$(38,653)	$(112,999)	$(90,950)
Basic and diluted net loss per share	$(0.63)	$(0.54)	$(1.43)	$(1.33)
Shares used in computing basic and diluted net loss per share	79,548	71,952	78,987	68,358

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Conversion benefit included in Convertible Notes issued	—	—	102	—	—	102
Issuance of common stock on exercise of stock options	732	7	6,532	—	—	6,539
Stock-based compensation expense	—	—	17,902	—	—	17,902
Net loss	—	—	—	—	(63,012)	(63,012)
Net unrealized gain on short-term investments	—	—	—	123	—	123
Comprehensive loss	—	—	—	—	—	(62,889)
Balance as of March 31, 2019	78,906	789	1,354,722	36	(1,023,733)	331,814
Conversion benefit included in Convertible Notes issued	—	—	103	—	—	103
Issuance of common stock on exercise of stock options	810	8	9,668	—	—	9,676
Issuance of common stock on under the employee stock purchase plan	63	1	1,169	—	—	1,170
Stock-based compensation expense	—	—	12,706	—	—	12,706
Net loss	—	—	—	—	(50,222)	(50,222)
Net unrealized gain on short-term investments	—	—	—	112	—	112
Comprehensive loss	—	—	—	—	—	(50,110)
Balance as of June 30, 2019	79,779	$798	$1,378,368	$148	$(1,073,955)	$305,359

See accompanying notes.

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2017	64,609	$646	$913,955	$(10)	$(783,455)	$131,136
Cumulative effect of adoption of new accounting standard	—	—	—	—	1,573	1,573
Issuance of common stock in public offerings, net	—	—	(205)	—	—	(205)
Conversion benefit included in Convertible Notes issued	—	—	96	—	—	96
Issuance of common stock on exercise of stock options	435	4	4,198	—	—	4,202
Stock-based compensation expense	—	—	7,701	—	—	7,701
Net loss	—	—	—	—	(52,265)	(52,265)
Net unrealized loss on short-term investments	—	—	—	(32)	—	(32)
Comprehensive loss	—	—	—	—	—	(52,297)
Balance as of March 31, 2018	65,044	650	925,745	(42)	(834,147)	92,206
Cumulative effect of adoption of new accounting standard	—	—	—	—	1	1
Issuance of common stock in public offerings, net	11,963	120	363,212	—	—	363,332
Conversion benefit included in Convertible Notes issued	—	—	97	—	—	97
Issuance of common stock on exercise of stock options	504	5	6,434	—	—	6,439
Issuance of common stock under the Employee Stock Purchase Plan	49	—	648	—	—	648
Stock-based compensation expense	—	—	7,821	—	—	7,821
Net loss	—	—	—	—	(38,670)	(38,670)
Net unrealized gain on short-term investments	—	—	—	17	—	17
Comprehensive loss	—	—	—	—	—	(38,653)
Balance as of June 30, 2018	77,560	$775	$1,303,957	$(25)	$(872,816)	$431,891

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(113,234)	$(90,935)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	30,608	15,522
Depreciation and amortization	959	711
Amortization of debt discount	507	428
Realized gain on short-term investments	(8)	—
Accretion of discount on short-term investments	(2,437)	(864)
Impairment on property and equipment	54	—
Loss on disposal of property and equipment	53	3
Change in operating assets and liabilities:
Accounts receivable	(2,169)	(4,012)
Prepaid expenses and other assets	2,454	(3,039)
Inventory	9,762	(17,287)
Accounts payable	(8,866)	(13,790)
Accrued clinical and manufacturing liabilities	913	(8,934)
Accrued payroll and employee liabilities	(4,415)	(1,974)
Other accrued liabilities	13,687	1,729
Net cash used for operating activities	(72,132)	(122,442)
Investing activities:
Purchases of short-term investments	(204,358)	(157,885)
Maturities and sales of short-term investments	284,606	22,500
Purchases of property and equipment	(4,299)	(2,238)
Net cash provided by (used for) investing activities	75,949	(137,623)
Financing activities:
Net proceeds from sale of common stock	—	363,127
Proceeds from stock option exercises	16,215	10,641
Proceeds from purchases under the Employee Stock Purchase Plan	1,170	648
Net cash provided by financing activities	17,385	374,416
Net increase in cash and cash equivalents	21,202	114,351
Cash and cash equivalents at beginning of year	31,836	144,583
Cash and cash equivalents at end of period	$53,038	$258,934
Supplemental disclosure of cash flow information:
Interest paid	$—	$1,000
Cumulative effect of adoption of new accounting standard	$—	$1,574

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, SUSTOL®, CINVANTI® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

1. Business

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from pain or cancer.

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

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We submitted a New Drug Application (“NDA”) for HTX-011 to the FDA in October of 2018 and received Priority Review designation in December of 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In April 2019, we announced that the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA's Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

HTX-034, our next generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for seven days, we have initiated formal development of this next-generation postoperative pain management product candidate.

As of June 30, 2019 we had $276.0 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that cash, cash equivalents and short-term investments as of June 30, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019.

3. Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics B.V. has no operations and no material assets or liabilities, and there have been no significant transactions related to Heron Therapeutics B.V. since its inception.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	As of June 30, 2019
Customer A	41.3%	41.0%	42.0%
Customer B	40.4%	38.7%	48.0%
Customer C	15.8%	17.9%	8.9%
Total	97.5%	97.6%	98.9%

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

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. As of June 30, 2019, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of June 30, 2019, we determined that an allowance for doubtful accounts was not required. For the three months ended June 30, 2019, we did not write off any accounts receivable balances.

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

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2018	$947	$2,813	$21,743	$25,503
Provision	707	8,434	66,334	75,475
Payments/credits	(41)	(7,225)	(54,087)	(61,353)
Balance at June 30, 2019	$1,613	$4,022	$33,990	$39,625

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

Because we have incurred a net loss for each of the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2019	2018
Stock options outstanding	13,545	12,514
Warrants outstanding	640	640
Shares of common stock underlying Convertible Notes outstanding	8,729	8,224

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which amends ASU 2016-13 by providing entities with an option to irrevocably elect the fair value option to be applied on an instrument-by-instrument basis for eligible financial instruments that are within the scope of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the provisions of ASU 2016-13, as amended, in the first quarter of 2020, and we are currently evaluating the impact on our results of operations, financial condition and internal controls.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$33,070	$33,070	$—	$—
U.S. treasury bills and government agency obligations	99,615	99,615	—	—
U.S. corporate debt securities	33,037	—	33,037	—
Foreign corporate debt securities	17,011	—	17,011	—
U.S. commercial paper	61,954	—	61,954	—
Foreign commercial paper	31,318	—	31,318	—
Total	$276,005	$132,685	$143,320	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,751	$22,751	$—	$—
U.S. treasury bills and government agency obligations	59,741	59,741	—	—
U.S. corporate debt securities	59,087	—	59,087	—
Foreign corporate debt securities	5,046	—	5,046	—
U.S. commercial paper	61,885	—	61,885	—
Foreign commercial paper	123,861	—	123,861	—
Total	$332,371	$82,492	$249,879	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of June 30, 2019, cash equivalents included $20.0 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $223.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2018, cash equivalents included $9.1 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $300.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2019 and December 31, 2018 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at June 30, 2019 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$99,524	$91	$—	$99,615
U.S. corporate debt securities	33,007	30	—	33,037
Foreign corporate debt securities	10,002	16	—	10,018
U.S. commercial paper	48,969	10	—	48,979
Foreign commercial paper	31,318	—	—	31,318
Total	$222,820	$147	$—	$222,967

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$59,747	$—	$(6)	$59,741
U.S. corporate debt securities	59,164	—	(77)	59,087
Foreign corporate debt securities	5,041	5	—	5,046
U.S. commercial paper	52,800	—	—	52,800
Foreign commercial paper	123,870	—	(9)	123,861
Total	$300,622	$5	$(92)	$300,535

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2019 and 2018.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended June 30, 2019 and 2018. We recognized $8,000 in realized gains during the six months ended June 30, 2019. We did not recognize any realized gains or losses during the six months ended June 30, 2018.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$9,349	$10,112
Work in process	13,026	20,604
Finished goods	6,895	8,316
Total inventory	$29,270	$39,032

As of June 30, 2019, total inventory included $4.0 million related to SUSTOL and $25.3 million related to CINVANTI. As of December 31, 2018, total inventory included $6.7 million related to SUSTOL and $32.3 million related to CINVANTI.

7. Leases

As of June 30, 2019, we had operating leases for laboratory and office space in San Diego, California, as well as office space in Jersey City, New Jersey, with remaining lease terms of 78 months and six months, respectively.

On January 1, 2019, on the adoption of ASC 842, we recognized initial ROU lease assets of $13.7 million and initial lease liabilities of $14.5 million. Our weighted-average remaining lease term for our operating leases was 78 months. The option to extend our lease in San Diego was not recognized as part of our lease liability and ROU lease assets. During the three and six months ended June 30, 2019, we recognized $0.8 million and $1.7 million of operating lease expense, respectively. During the three and six months ended June 30, 2019, we paid $1.1 million and $2.1 million, respectively, for our operating leases.

Future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending June 30,
2020	$2,599
2021	2,761
2022	2,842
2023	2,925
2024	2,660
Thereafter	2,104
Total future minimum lease payments	$15,891
Less: discount	(2,918)
Total lease liabilities	$12,973

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

As of June 30, 2019, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2019, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. For each of the three months ended June 30, 2019 and 2018, interest expense relating to the stated rate was $0.1 million. For the three months ended June 30, 2019 and 2018, interest expense relating to the amortization of the debt discount was $0.3 million and $0.2 million, respectively. For each of the six months ended June 30, 2019 and 2018, interest expense relating to the stated rate was $0.2 million. For the six months ended June 30, 2019 and 2018, interest expense relating to the amortization of the debt discount was $0.5 million and $0.4 million, respectively.

As of June 30, 2019, the carrying value of the Convertible Notes was $5.1 million, which is comprised of the $7.0 million principal amount of the Convertible Notes outstanding, less debt discount of $1.9 million. As of June 30, 2019, the Convertible Notes were convertible into 8.7 million shares of our common stock.

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

For the three and six months ended June 30, 2018, interest expense was $0.5 million and $1.0 million, respectively. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of June 30, 2019, there were no remaining obligations under the Promissory Note.

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

Stock Option Activity

The following table summarizes the stock option activity for the three months ended June 30, 2019:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2018	15,265	$18.33	6.87
Granted	455	$24.47
Exercised	(1,542)	$10.52
Expired and forfeited	(633)	$20.83
Balance at June 30, 2019	13,545	$19.31	6.99

For the six months ended June 30, 2019, 1,542,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $16.2 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$4,434	$3,115	$9,758	$6,151
General and administrative	3,714	2,308	7,394	4,584
Sales and marketing	4,558	2,398	13,456	4,787
Total stock-based compensation expense	$12,706	$7,821	$30,608	$15,522

As of June 30, 2019, there was $84.5 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.5 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2019	2018
Risk-free interest rate	2.4%	2.7%
Dividend yield	0.0%	0.0%
Volatility	68.0%	71.1%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2019	2018
Risk-free interest rate	2.4%	2.1%
Dividend yield	0.0%	0.0%
Volatility	58.4%	59.8%
Expected life (months)	6	6

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2019.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019, continue to be accurate for the three and six months ended June 30, 2019.

11. Legal Proceedings

On June 3, 2019, a purported federal securities class action complaint was filed against the Company, its Chief Executive Officer and Chief Financial Officer by Jimmy Wong, individually and on behalf of all others similarly situated (the “Plaintiff”), in the United States District Court for the Southern District of California (the “Complaint”). In the Complaint, the Plaintiff alleges certain violations of federal securities laws in connection with the decline in market value of the Company’s securities following the Company’s announcement of its receipt of a CRL from the FDA regarding the NDA for HTX-011. The Plaintiff seeks class action certification, damages in an unspecified amount, prejudgment and post-judgment interest, fees and costs and such other relief as the United States District Court for the Southern District of California may deem just and proper. The Company intends to defend itself vigorously in the case. Due to the early stage of this proceeding, we are not able to predict or reasonably estimate the outcome or possible losses relating to this matter.

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

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from pain or cancer.

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

HTX-011, which utilizes Heron’s proprietary Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We submitted a New Drug Application (“NDA”) for HTX-011 to the FDA in October of 2018 and received Priority Review designation in December of 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In April 2019, we announced that the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA's Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

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

Pain Management Product Portfolio

HTX-011

HTX-011, which utilizes our Biochronomer Technology, is an investigational, long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for postoperative pain management. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. We submitted an NDA for HTX-011 to the FDA in October of 2018 and received Priority Review designation in December of 2018. A CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In April 2019, we announced that the MAA for HTX-011 was validated by the EMA. Validation of the MAA confirms that the submission is complete and starts the EMA's Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

In May 2019, we announced that the results from the pivotal Phase 3 EPOCH 1 bunionectomy study of the investigational agent HTX-011 have been published online by the Regional Anesthesia & Pain Medicine (“RAPM”) journal. The article, entitled "HTX-011 reduced pain intensity and opioid consumption versus bupivacaine HCl in bunionectomy: phase III results from the randomized EPOCH 1 study," also were published in the July 2019 print issue of RAPM. HTX-011 achieved all primary and key secondary endpoints in the EPOCH 1 study, demonstrating statistically significant reductions in both pain intensity and the use of opioid rescue medications following surgery and an increase in the proportion of patients who were opioid-free.

In May 2019, we announced results of a multi-center postoperative pain management study in 93 patients that provides real-world evidence of opioid-free recovery in patients undergoing outpatient inguinal hernia repair surgery who received the investigational agent, HTX-011, together with a scheduled background regimen of generic over-the-counter (“OTC”) oral analgesics (acetaminophen and ibuprofen). This study is the initial phase of the HOPE (Helping Opioid Prescription Elimination) Project, which is designed to substantially reduce opioid prescriptions following surgery with HTX-011 as the foundation of a multimodal analgesic regimen. Currently, the average patient in the U.S. undergoing inguinal hernia repair surgery receives a discharge prescription for 30 opioid pills. Patients in this real-world outpatient study were discharged approximately 2-3 hours following surgery, and those who met pre-specified criteria were discharged without a prescription for opioid analgesics. The goal of this study was to provide real-world confirmation of the treatment algorithm developed in our Phase 3 hernia repair surgery follow-on study (“Study 215”), in which 90% of patients receiving HTX-011 with an OTC analgesic regimen remained opioid-free during a 72-hour inpatient assessment period, and to optimize the OTC analgesic regimen used with HTX-011. Topline results of the HOPE study include the following:

•	95% of patients receiving HTX-011 with the OTC analgesic regimen did not require opioids to manage their postoperative pain through recovery (Day 15).
•	91% of patients receiving HTX-011 with the OTC analgesic regimen were discharged without an opioid prescription, and none of these patients subsequently requested an opioid for postoperative pain.
•	HTX-011 was well tolerated with no serious adverse events associated with the addition of the OTC analgesic regimen.
•	Patients indicated an overall high satisfaction with the HTX-011-based analgesic regimen.

In March 2019, we reported positive topline results of a multi-center postoperative pain management study in which 31 patients undergoing bunionectomy surgery received HTX-011 together with a regimen of generic OTC oral analgesics (acetaminophen and ibuprofen). Designed as a follow-on to the Phase 3 study in bunionectomy that investigated HTX-011 without the OTC analgesic regimen, this study was led by one of the lead investigators in the Phase 3 study and had the same entry criteria as the Phase 3 study. The goal of the current study was to increase the proportion of patients who did not require opioids by combining HTX-011 with an OTC analgesic regimen. Topline results of the study include the following:

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

In January 2019, we reported positive topline results of Study 215 a multi-center postoperative pain management study in which 63 patients undergoing hernia repair surgery received HTX-011 together with a regimen of generic OTC oral analgesics (acetaminophen and ibuprofen). Designed as a follow-on to the Phase 3 study in hernia repair that investigated HTX-011 without the OTC analgesic regimen, this study included many of the same investigators and the same entry criteria as the Phase 3 study. The goal of the current study was to increase the proportion of patients who did not require opioids by combining HTX-011 with a regimen of readily available, oral analgesics. Topline results of the study include the following:

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

Phase 3 Results

In March 2018, we reported positive topline results from EPOCH 1 and EPOCH 2, our pivotal Phase 3 studies of HTX-011 in bunionectomy and hernia repair, respectively. All primary and key secondary endpoints were achieved in these studies. Furthermore, HTX-011 is the only long-acting local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control, through 72 hours.

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

Bunionectomy — Study 301/EPOCH 1 Results

EPOCH 1 was a randomized, placebo- and active-controlled, double-blind, Phase 3 clinical study evaluating the efficacy and safety of locally administered HTX-011 at 60 mg compared to the standard dose of bupivacaine solution (50 mg) and placebo for postoperative pain control following bunionectomy surgery in 412 subjects. All primary and key secondary endpoints were achieved:

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

Hernia Repair — Study 302/EPOCH 2 Results

EPOCH 2 was a randomized, placebo- and active-controlled, double-blind, Phase 3 clinical study evaluating the efficacy and safety of locally administered HTX-011 at 300 mg compared to the standard dose of bupivacaine solution (75 mg) and placebo for postoperative pain control following hernia repair surgery in 418 subjects. All primary and key secondary endpoints were achieved:

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Net Product Sales

Net product sales for the three and six months ended June 30, 2019 were $36.7 million and $68.3 million, respectively, compared to $17.3 million and $28.8 million, respectively, for the same periods in 2018. For the three and six months ended June 30, 2019, net product sales of CINVANTI were $33.2 million and $61.2 million, respectively, compared to $11.2 million and $16.4 million, respectively, for the same periods in 2018. For the three and six months ended June 30, 2019, net product sales of SUSTOL were $3.5 million and $7.1 million, respectively, compared to $6.1 million and $12.4 million, respectively, for the same periods in 2018.

Cost of Product Sales

For the three and six months ended June 30, 2019, cost of product sales was $13.6 million and $28.6 million, respectively, compared to $5.2 million and $8.4 million, respectively, for the same periods in 2018. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the six months ended June 30, 2019 included a charge of $1.6 million resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
HTX-011-related costs	$23,215	$15,987	$48,447	$42,963
CINVANTI-related costs	1,551	3,007	3,639	5,025
HTX-034-related costs	1,963	—	2,871	—
SUSTOL-related costs	697	532	1,184	1,488
Personnel costs and other expenses	9,565	7,518	18,498	14,093
Stock-based compensation expense	4,434	3,115	9,758	6,151
Total research and development expense	$41,425	$30,159	$84,397	$69,720

For the three months ended June 30, 2019, research and development expense was $41.4 million compared to $30.2 million for the same period in 2018. This increase was primarily due to an increase in costs related to HTX-011 and HTX-034 of $7.2 million and $2.0 million, respectively, as well as personnel costs and other expenses of $2.0 million and stock-based compensation expense of $1.3 million, partially offset by a decrease in costs related to CINVANTI of $1.5 million.

For the six months ended June 30, 2019, research and development expense was $84.4 million compared to $69.7 million for the same period in 2018. This increase was primarily due to an increase in costs related to HTX-011 and HTX-034 of $5.5 million and $2.9 million, respectively, as well as personnel costs and other expenses of $4.4 million and stock-based compensation expense of $3.6 million, partially offset by a decrease in costs related to CINVANTI of $1.4 million.

General and Administrative Expense

For the three and six months ended June 30, 2019, general and administrative expense was $9.8 million and $19.4 million, respectively, compared to $6.2 million and $13.2 million, respectively, for the same periods in 2018. This increase was primarily due to an increase in personnel costs and other expenses to support our increased development and commercialization efforts, as well as an increase in stock-based compensation expense.

Sales and Marketing Expense

For the three and six months ended June 30, 2019, sales and marketing expense was $23.6 million and $52.4 million, respectively, compared to $14.5 million and $28.4 million, respectively, for the same periods in 2018. This increase was primarily due to costs to support the launch preparation activities for HTX-011. For the three and six months ended June 30, 2019, the remaining increase was related to one-time costs associated with the retirement of our President in February 2019, including $2.4 million and $8.4 million, respectively, of stock-based compensation expense for stock option modifications.

Other Income (Expense), Net

For the three and six months ended June 30, 2019, other income (expense), net was $1.6 million and $3.2 million, respectively, compared to $0.2 million and ($0.1) million, respectively, for the same periods in 2018. This increase was primarily due to interest income earned on our short-term investments, as well as a decrease in interest expense due to the repayment of the Subordinated Secured Promissory Note in August 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $276.0 million compared to $332.4 million as of December 31, 2018. Based on our current operating plan and projections, we believe that available cash, cash equivalents and short-term investments as of June 30, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and six months ended June 30, 2019 was $50.2 million and $113.2 million, or $0.63 per share and $1.43 per share, respectively, compared to a net loss of $38.7 million and $90.9 million, or $0.54 per share and $1.33 per share, respectively, for the same periods in 2018.

Our net cash used for operating activities for the six months ended June 30, 2019 was $72.1 million compared to $122.4 million for the same period in 2018. The decrease in net cash used for operating activities was primarily due to changes in working capital associated with the launch of CINVANTI in 2018 and an increase in stock-based compensation expense, partially offset by an increase in net loss.

Our net cash provided by (used for) investing activities for the six months ended June 30, 2019 was $75.9 million compared to ($137.6) million for the same period in 2018. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $80.2 million for the six months ended June 30, 2019, compared to net purchases of short-term investments of $135.4 million for the six months ended June 30, 2018.

Our net cash provided by financing activities for the six months ended June 30, 2019 was $17.4 million compared to $374.4 million for the same period in 2018. The decrease in cash provided by financing activities was due primarily to net proceeds of $363.1 million received from two public offerings of our common stock completed in the second quarter of 2018.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2019 and December 31, 2018. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

The information required by this Item is incorporated herein by reference to Note 11, Legal Proceedings, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business

We are substantially dependent on the success of SUSTOL, CINVANTI and HTX-011, if approved, and if SUSTOL, CINVANTI or HTX-011, if approved, do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize our approved products, SUSTOL and CINVANTI, and our other drug product candidate, HTX-011, if approved. Although members of our management team have prior experience launching new drugs, SUSTOL and CINVANTI are the first two products that we have launched and, if HTX-011 is approved, it will be the third product that we launch.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of SUSTOL, CINVANTI and HTX-011, if approved, may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

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

•

our ability to raise patient and physician awareness of the risks associated with using opioids for postoperative pain management and encourage physicians to consider utilizing a non-opioid alternative;

•	the cost-effectiveness of our products;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our products;

•	the size of the potential market for our products;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our products or similar products;

•	the introduction, availability and acceptance of competing treatments;

•	adverse event information relating to our products or similar classes of drugs;

•	product liability litigation alleging injuries relating to the products or similar classes of drugs;

•	our ability to maintain and defend our patents for SUSTOL, CINVANTI and HTX-011;

•	our ability to continue to have SUSTOL and CINVANTI manufactured at commercial production levels successfully and on a timely basis;

•	our ability to scale up manufacturing of HTX-011 and continue to have HTX-011 manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture SUSTOL, CINVANTI and HTX-011;

•	our ability to access third parties to manufacture and distribute our products on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our products;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our products;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our products.

Additionally, a Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL states that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. We cannot predict the outcome of any interactions that we might have with the FDA or when HTX-011 will receive marketing approval, if at all.

Our business will be adversely affected if, due to these or other factors, our commercialization of SUSTOL, CINVANTI or HTX-011, if approved, does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize SUSTOL, CINVANTI or HTX-011, if approved, our business and results of operations will suffer.

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop, our product sales may be adversely affected.

We have established an internal sales organization for the sale, marketing and distribution of SUSTOL, CINVANTI and HTX-011, if approved. In order to successfully commercialize any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

If we cannot establish satisfactory pricing of SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop commercially viable. Our ability to commercialize SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

Adoption of SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop. If SUSTOL, CINVANTI, HTX-011, if approved, or any other products we develop do not receive adequate reimbursement, our revenue could be severely limited.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT for Patients and Communities Act (the “SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011, if approved, and have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for SUSTOL, CINVANTI, HTX-011, if approved, or any other products we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of SUSTOL, CINVANTI, HTX-011, if approved, or any other products that are approved for marketing. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which may have a material adverse effect on our business, financial condition and results of operations.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that HTX-011 or any of our other product candidates will have favorable results in future studies or trials or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical trials achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidates, including HTX-011, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Regulatory approval may also be delayed, limited or prevented by other factors. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we announced that we have been granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we announced that we have been granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we announced that we have been granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within six months compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. For example, despite receiving Fast Track designation, Breakthrough Therapy designation and Priority Review designation for HTX-011, a CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019, and there is no guarantee that approval will be received in a timely manner, or at all. The FDA may also withdraw Fast Track or Breakthrough Therapy designations if it determines that HTX-011 or any of our future product candidates that receive such designations no longer meet the relevant criteria.

Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

Our long-term viability and growth will depend on the successful development of products through our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early-stage clinical trials does not ensure that later-stage or larger-scale clinical trials will be successful. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors, including protocol design, regulatory and Institutional Review Board (“IRB”) approval, the rate of patient enrollment in clinical trials and compliance with extensive current Good Clinical Practices (“cGCP”).

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including SUSTOL, CINVANTI and HTX-011. Our ability to successfully commercialize SUSTOL, CINVANTI and HTX-011, as well as any other products or product candidates that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of SUSTOL, CINVANTI and HTX-011, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of SUSTOL, CINVANTI and HTX-011, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of SUSTOL, CINVANTI and HTX-011, or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Also, due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA and foreign regulatory requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA or foreign regulatory requirements. They may be required to pass an FDA preapproval inspection for conformity with current Good Manufacturing Practices (“cGMP”) before we can obtain approval to manufacture our products and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. Not complying with FDA or foreign regulatory requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA or foreign regulators to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

We also expect that generic versions of EMEND® IV (fosaprepitant) will launch in September 2019 following the expiration of the EMEND IV patents. As a result, we expect increased competition for CINVANTI, which could reduce CINVANTI sales and harm our business prospects. These and other risks related to the entry of generic product competing with CINVANTI are difficult to assess in terms of timing and impact on our operations and prospects.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.1 billion through June 30, 2019. We expect to continue to generate substantial losses over at least the next several years as we:

•	expand product development activities with respect to our product candidates;

•	conduct preclinical development and clinical trials for our product candidates;

•	pursue regulatory approvals for any current or future product candidates; and

•	engage in commercialization efforts for any future approved product candidates.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the number of product candidates we pursue;

•	the progress of our research and development programs for our product candidates, including clinical trials;

•	the time and expense required to pursue FDA and/or non-U.S. regulatory approvals for our product candidates, whether such approvals are obtained and the scope of any approved product label;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $276.0 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of CINVANTI and HTX-011, if approved; the degree of commercial success of SUSTOL, CINVANTI and HTX-011, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

There can be no assurance that if our clinical trials are successfully initiated and completed we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019, stating that it was unable to approve the application in its current form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. If we fail to successfully develop and commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Regulatory approval may also be delayed, limited or prevented by other factors. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. Additionally, in 2013, 2018 and 2019, the U.S. federal government entered shutdowns suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

The PPACA includes numerous provisions that affect pharmaceutical companies. For example, the PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the “sunshine” laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union that became effective in May 2018. In addition, most healthcare providers who may prescribe products we sell and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2019, we had a total of 26 issued U.S. patents and an additional 35 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by seven patents issued in the U.S. and by 31 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by nine patents issued in the U.S. and by 21 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 have expiration dates ranging from May 2021 to March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents that may be granted to third parties in the future or which patents might be asserted to be infringed by any future manufacture, use or sale of our products. In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications (“ANDA”) and, in doing so, certify that their products either do not infringe the innovator's patents or that the innovator's patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as "Paragraph IV" litigation in the U.S. These litigations could result in new or additional generic competition to any of our products that may be marketed in the future and a potential reduction in product revenue.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. For example, we, our Chief Executive Officer and our Chief Financial Officer, have been named as defendants in a purported class action complaint following our announcement on May 1, 2019 that the FDA issued a CRL regarding the NDA for HTX-011, stating that it was unable to approve the application in its current form based on the need for additional CMC and non-clinical information. The Company intends to defend itself vigorously in the case. Litigation of this type could be extremely expensive and divert management’s attention and our Company’s resources.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of June 30, 2019, we would be required to issue an aggregate of 8,728,911 shares, representing 9.9% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 5 filed with the SEC on February 14, 2019, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 5,753,096 shares, or 7.2% of our outstanding shares of common stock on June 30, 2019. In addition, as of June 30, 2019, TCP has the right to acquire 6,983,128 shares on conversion of the Convertible Notes.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to respond successfully to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest involving us because:

•

responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty;

•

perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•

if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated July 15, 2019, by and between the Company and John Poyhonen

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 5, 2019	/s/ Barry Quart
Barry Quart, Pharm.D.
President and Chief Executive Officer
(As Principal Executive)

/s/ Robert Hoffman
Robert Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)