Form 10-Q
period 2019-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2019-11-12
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 30, 2019 was 90,051,462.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)	(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$60,108	$31,836
Short-term investments	196,170	300,535
Accounts receivable, net	66,955	64,652
Inventory	24,172	39,032
Prepaid expenses and other current assets	16,742	11,193
Total current assets	364,147	447,248
Property and equipment, net	16,315	14,677
Right-of-use lease assets	12,246	—
Other assets	254	254
Total assets	$392,962	$462,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627	$16,863
Accrued clinical and manufacturing liabilities	26,073	24,470
Accrued payroll and employee liabilities	10,134	13,397
Other accrued liabilities	51,828	32,715
Current lease liabilities	1,721	—
Convertible notes payable to related parties, net of discount	5,354	4,574
Total current liabilities	96,737	92,019
Non-current lease liabilities	10,783	—
Total liabilities	107,520	92,019
Stockholders’ equity:
Common stock	800	782
Additional paid-in capital	1,392,089	1,330,186
Accumulated other comprehensive income (loss)	103	(87)
Accumulated deficit	(1,107,550)	(960,721)
Total stockholders’ equity	285,442	370,160
Total liabilities and stockholders’ equity	$392,962	$462,179

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$42,624	$19,786	$110,885	$48,630
Operating expenses:
Cost of product sales	17,195	7,576	45,745	15,940
Research and development	34,708	30,421	119,105	100,141
General and administrative	8,597	7,288	28,023	20,525
Sales and marketing	16,977	16,281	69,344	44,647
Total operating expenses	77,477	61,566	262,217	181,253
Loss from operations	(34,853)	(41,780)	(151,332)	(132,623)
Other income, net	1,258	3,434	4,503	3,342
Net loss	(33,595)	(38,346)	(146,829)	(129,281)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(45)	(17)	190	(32)
Comprehensive loss	$(33,640)	$(38,363)	$(146,639)	$(129,313)
Basic and diluted net loss per share	$(0.42)	$(0.49)	$(1.85)	$(1.81)
Shares used in computing basic and diluted net loss per share	79,940	77,811	79,308	71,544

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Conversion benefit included in Convertible Notes issued	—	—	102	—	—	102
Issuance of common stock on exercise of stock options	732	7	6,532	—	—	6,539
Stock-based compensation expense	—	—	17,902	—	—	17,902
Net loss	—	—	—	—	(63,012)	(63,012)
Net unrealized gain on short-term investments	—	—	—	123	—	123
Comprehensive loss	—	—	—	—	—	(62,889)
Balance as of March 31, 2019	78,906	789	1,354,722	36	(1,023,733)	331,814
Conversion benefit included in Convertible Notes issued	—	—	103	—	—	103
Issuance of common stock on exercise of stock options	810	8	9,668	—	—	9,676
Issuance of common stock on under the employee stock purchase plan	63	1	1,169	—	—	1,170
Stock-based compensation expense	—	—	12,706	—	—	12,706
Net loss	—	—	—	—	(50,222)	(50,222)
Net unrealized gain on short-term investments	—	—	—	112	—	112
Comprehensive loss	—	—	—	—	—	(50,110)
Balance as of June 30, 2019	79,779	798	1,378,368	148	(1,073,955)	305,359
Issuance of common stock in public offerings, net	—	—	(110)	—	—	(110)
Conversion benefit included in Convertible Notes issued	—	—	105	—	—	105
Issuance of common stock on exercise of stock options	251	2	4,022	—	—	4,024
Stock-based compensation expense	—	—	9,704	—	—	9,704
Net loss	—	—	—	—	(33,595)	(33,595)
Net unrealized loss on short-term investments	—	—	—	(45)	—	(45)
Comprehensive loss	—	—	—	—	—	(33,640)
Balance as of September 30, 2019	80,030	800	1,392,089	103	(1,107,550)	285,442

See accompanying notes.

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2017	64,609	$646	$913,955	$(10)	$(783,455)	$131,136
Cumulative effect of adoption of new accounting standard	—	—	—	—	1,573	1,573
Issuance of common stock in public offerings, net	—	—	(205)	—	—	(205)
Conversion benefit included in Convertible Notes issued	—	—	96	—	—	96
Issuance of common stock on exercise of stock options	435	4	4,198	—	—	4,202
Stock-based compensation expense	—	—	7,701	—	—	7,701
Net loss	—	—	—	—	(52,265)	(52,265)
Net unrealized loss on short-term investments	—	—	—	(32)	—	(32)
Comprehensive loss	—	—	—	—	—	(52,297)
Balance as of March 31, 2018	65,044	650	925,745	(42)	(834,147)	92,206
Cumulative effect of adoption of new accounting standard	—	—	—	—	1	1
Issuance of common stock in public offerings, net	11,963	120	363,212	—	—	363,332
Conversion benefit included in Convertible Notes issued	—	—	97	—	—	97
Issuance of common stock on exercise of stock options	504	5	6,434	—	—	6,439
Issuance of common stock under the Employee Stock Purchase Plan	49	—	648	—	—	648
Stock-based compensation expense	—	—	7,821	—	—	7,821
Net loss	—	—	—	—	(38,670)	(38,670)
Net unrealized gain on short-term investments	—	—	—	17	—	17
Comprehensive loss	—	—	—	—	—	(38,653)
Balance as of June 30, 2018	77,560	775	1,303,957	(25)	(872,816)	431,891
Issuance of common stock in public offerings, net	—	—	1	—	—	1
Conversion benefit included in Convertible Notes issued	—	—	99	—	—	99
Issuance of common stock on exercise of stock options	393	5	5,125	—	—	5,130
Stock-based compensation expense	—	—	8,050	—	—	8,050
Net loss	—	—	—	—	(38,346)	(38,346)
Net unrealized loss on short-term investments	—	—	—	(17)	—	(17)
Comprehensive loss	—	—	—	—	—	(38,363)
Balance as of September 30, 2018	77,953	780	1,317,232	(42)	(911,162)	406,808

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(146,829)	$(129,281)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	40,312	23,572
Depreciation and amortization	1,480	1,093
Amortization of debt discount	780	654
Realized gain on short-term investments	(8)	—
Accretion of discount on short-term investments	(3,264)	(1,920)
Impairment on property and equipment	80	—
Loss on disposal of property and equipment	53	3
Change in operating assets and liabilities:
Accounts receivable	(2,303)	(11,759)
Prepaid expenses and other assets	(5,549)	(6,505)
Inventory	14,860	(21,502)
Accounts payable	(15,236)	(9,125)
Accrued clinical and manufacturing liabilities	1,603	(12,639)
Accrued payroll and employee liabilities	(3,263)	(403)
Other accrued liabilities	19,681	9,494
Net cash used for operating activities	(97,603)	(158,318)
Investing activities:
Purchases of short-term investments	(287,579)	(400,382)
Maturities and sales of short-term investments	395,406	119,200
Purchases of property and equipment	(3,251)	(5,696)
Net cash provided by (used for) investing activities	104,576	(286,878)
Financing activities:
Net proceeds from sale of common stock	(110)	363,128
Repayment of promissory note payable to related party	—	(25,000)
Proceeds from stock option exercises	20,239	15,771
Proceeds from purchases under the Employee Stock Purchase Plan	1,170	648
Net cash provided by financing activities	21,299	354,547
Net increase (decrease) in cash and cash equivalents	28,272	(90,649)
Cash and cash equivalents at beginning of year	31,836	144,583
Cash and cash equivalents at end of period	$60,108	$53,934
Supplemental disclosure of cash flow information:
Interest paid	$—	$1,183
Cumulative effect of adoption of new accounting standard	$—	$1,574

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

In August 2016, our first commercial product, SUSTOL (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 receptor antagonist that utilizes our proprietary Biochronomer drug delivery technology (“Biochronomer Technology”) to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

In November 2017, our second commercial product, CINVANTI (aprepitant) injectable emulsion (“CINVANTI”), was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80. We commenced commercial sales of CINVANTI in the U.S. in January 2018. In February 2019, the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection. In October 2019, the FDA approved our sNDA for CINVANTI, for IV use, to expand the recommended dosage to include the 130 mg single-dose regimen for patients receiving MEC.

HTX-011, an investigational agent, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October of 2018 and received Priority Review designation in December of 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In October 2019, the FDA accepted our NDA resubmission for HTX-011, and the FDA set a Prescription Drug User Fee Act goal date of March 26, 2020. In March 2019, the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA's Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use is anticipated in the first half of 2020.

HTX-034, our next generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for seven days, we have initiated formal development of this next-generation postoperative pain management product candidate.

As of September 30, 2019 we had $256.3 million in cash, cash equivalents and short-term investments. Adjusting for net proceeds of $162.2 million from our October 2019 public offering of common stock (see Note 12), Heron had pro-forma cash, cash equivalents and short-term investments of $418.5 million. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	As of September 30, 2019
Customer A	46.8%	41.9%	55.9%
Customer B	36.9%	39.4%	37.0%
Customer C	14.3%	16.5%	6.1%
Total	98.0%	97.8%	99.0%

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

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. As of September 30, 2019, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of September 30, 2019, we determined that an allowance for doubtful accounts was not required. For the three months ended September 30, 2019, we did not write off any accounts receivable balances.

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

Net product sales for the three and nine months ended September 30, 2019 were $42.6 million and $110.9 million, respectively, compared to $19.8 million and $48.6 million, respectively, for the same periods in 2018. For the three and nine months ended September 30, 2019, net products sales of CINVANTI were $36.4 million and $97.6 million, respectively, compared to $16.4 million and $32.8 million, respectively, for the same periods in 2018. For the three and nine months ended September 30, 2019, net product sales of SUSTOL were $6.2 million and $13.3 million, respectively, compared to $3.4 million and $15.8 million, respectively, for the same periods in 2018.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2018	$947	$2,813	$21,743	$25,503
Provision	2,609	14,025	110,439	127,073
Payments/credits	(1,555)	(12,064)	(93,921)	(107,540)
Balance at September 30, 2019	$2,001	$4,774	$38,261	$45,036

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

Because we have incurred a net loss for each of the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2019	2018
Stock options outstanding	13,079	12,300
Warrants outstanding	640	640
Shares of common stock underlying Convertible Notes outstanding	8,860	8,348

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$48,315	$48,315	$—	$—
U.S. treasury bills and government agency obligations	69,759	69,759	—	—
U.S. corporate debt securities	33,900	—	33,900	—
Foreign corporate debt securities	10,688	—	10,688	—
U.S. commercial paper	32,368	—	32,368	—
Foreign commercial paper	61,248	—	61,248	—
Total	$256,278	$118,074	$138,204	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,751	$22,751	$—	$—
U.S. treasury bills and government agency obligations	59,741	59,741	—	—
U.S. corporate debt securities	59,087	—	59,087	—
Foreign corporate debt securities	5,046	—	5,046	—
U.S. commercial paper	61,885	—	61,885	—
Foreign commercial paper	123,861	—	123,861	—
Total	$332,371	$82,492	$249,879	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of September 30, 2019, cash equivalents included $11.8 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $196.2 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2018, cash equivalents included $9.1 million of available-for-sale securities with contractual maturities of three months or less, and short-term investments included $300.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2019 and December 31, 2018 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at September 30, 2019 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$69,702	$57	$—	$69,759
U.S. corporate debt securities	29,078	23	—	29,101
Foreign corporate debt securities	10,670	18	—	10,688
U.S. commercial paper	32,363	5	—	32,368
Foreign commercial paper	54,254	—	—	54,254
Total	$196,067	$103	$—	$196,170

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$59,747	$—	$(6)	$59,741
U.S. corporate debt securities	59,164	—	(77)	59,087
Foreign corporate debt securities	5,041	5	—	5,046
U.S. commercial paper	52,800	—	—	52,800
Foreign commercial paper	123,870	—	(9)	123,861
Total	$300,622	$5	$(92)	$300,535

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2019 and 2018.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended September 30, 2019 and 2018. We recognized $8,000 in realized gains during the nine months ended September 30, 2019. We did not recognize any realized gains or losses during the nine months ended September 30, 2018.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$9,263	$10,112
Work in process	11,664	20,604
Finished goods	3,245	8,316
Total inventory	$24,172	$39,032

As of September 30, 2019, total inventory included $1.2 million related to SUSTOL and $23.0 million related to CINVANTI. As of December 31, 2018, total inventory included $6.7 million related to SUSTOL and $32.3 million related to CINVANTI. In addition, cost of product sales for the three and nine months ended September 30, 2019 included charges of $1.7 million and $3.3 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

As of September 30, 2019, we had operating leases for laboratory and office space in San Diego, California, as well as office space in Jersey City, New Jersey, with remaining lease terms of 75 months and three months, respectively.

On January 1, 2019, on the adoption of ASC 842, we recognized initial ROU lease assets of $13.7 million and initial lease liabilities of $14.5 million. Our weighted-average remaining lease term for our operating leases was 75 months. The option to extend our lease in San Diego was not recognized as part of our lease liability and ROU lease assets. During the three and nine months ended September 30, 2019, we recognized $0.6 million and $2.3 million of operating lease expense, respectively. During the three and nine months ended September 30, 2019, we paid $0.8 million and $2.9 million, respectively, for our operating leases.

Future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending September 30,
2020	$2,537
2021	2,783
2022	2,865
2023	2,948
2024	2,265
Thereafter	1,766
Total future minimum lease payments	$15,164
Less: discount	(2,660)
Total lease liabilities	$12,504

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

As of September 30, 2019, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the nine months ended September 30, 2019, accrued interest of $0.3 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.3 million. For each of the three months ended September 30, 2019 and 2018, interest expense relating to the stated rate was $0.1 million. For the three months ended September 30, 2019 and 2018, interest expense relating to the amortization of the debt discount was $0.3 million and $0.2 million, respectively. For each of the nine months ended September 30, 2019 and 2018, interest expense relating to the stated rate was $0.3 million. For the nine months ended September 30, 2019 and 2018, interest expense relating to the amortization of the debt discount was $0.8 million and $0.7 million, respectively.

As of September 30, 2019, the carrying value of the Convertible Notes was $5.4 million, which is comprised of the $7.1 million principal amount of the Convertible Notes outstanding, less debt discount of $1.7 million. As of September 30, 2019, the Convertible Notes were convertible into 8.9 million shares of our common stock.

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

For the three and nine months ended September 30, 2018, interest expense was $0.2 million and $1.2 million, respectively. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of September 30, 2019, there were no remaining obligations under the Promissory Note.

9. Stockholders’ Equity

Common Stock Offerings

In April 2018, we sold 6.9 million shares of our common stock at a public offering price of $26.00 per share. We received total net proceeds of $168.7 million (net of $10.7 million in issuance costs) from the sale of the common stock.

In June 2018, we sold 5.1 million shares of our common stock at a public offering price of $39.50 per share. We received total net proceeds of $194.4 million (net of $5.6 million in issuance costs) from the sale of the common stock.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended September 30, 2019:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2018	15,265	$18.33	6.87
Granted	985	$21.18
Exercised	(1,793)	$11.29
Expired and forfeited	(1,378)	$22.65
Balance at September 30, 2019	13,079	$19.06	7.34

For the nine months ended September 30, 2019, 1,793,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $20.2 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$4,365	$3,212	$14,123	$9,363
General and administrative	2,939	2,366	10,333	6,950
Sales and marketing	2,400	2,472	15,856	7,259
Total stock-based compensation expense	$9,704	$8,050	$40,312	$23,572

As of September 30, 2019, there was $80.2 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.6 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2019	2018
Risk-free interest rate	2.1%	2.8%
Dividend yield	0.0%	0.0%
Volatility	67.4%	70.5%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended September 30, 2019 and 2018.

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2019.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019, continue to be accurate for the three and nine months ended September 30, 2019.

11. Legal Proceedings

On June 3, 2019, a purported federal securities class action complaint was filed against the Company, its Chief Executive Officer and Chief Financial Officer by Jimmy Wong, individually and on behalf of all others similarly situated (the “Plaintiff”), in the United States District Court for the Southern District of California (the “Complaint”). In the Complaint, the Plaintiff alleges certain violations of federal securities laws in connection with the decline in market value of the Company’s securities following the Company’s announcement of its receipt of a CRL from the FDA regarding the NDA for HTX-011. The Plaintiff seeks class action certification, damages in an unspecified amount, prejudgment and post-judgment interest, fees and costs and such other relief as the United States District Court for the Southern District of California may deem just and proper. On October 2, 2019, the United States District Court for the Southern District of California appointed lead plaintiffs and their selected counsel with respect to the matters described in the Complaint. The Company intends to defend itself vigorously in the case. Due to the early stage of this proceeding, we are not able to predict or reasonably estimate the outcome or possible losses relating to this matter.

12. Subsequent Events

In October 2019, we sold 9.9 million shares of our common stock at a public offering price of $17.50 per share. We received total net proceeds of $162.2 million (net of $10.3 million in issuance costs) from the sale of the common stock.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of SUSTOL® (granisetron) extended-release injection (“SUSTOL”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and future product candidates, including HTX-011, and our positioning relative to competing products;

•	our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of SUSTOL, CINVANTI or any other products we may develop;
•	whether study results of our products are indicative of the results in future studies;
•	the potential regulatory approval for and commercial launch of HTX-011;
•	the potential market opportunities for SUSTOL, CINVANTI and HTX-011;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
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

In August 2016, our first commercial product, SUSTOL, was approved by the FDA. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes our Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

In November 2017, our second commercial product, CINVANTI, was approved by the FDA. CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC). CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80. We commenced commercial sales of CINVANTI in the U.S. in January 2018. In February 2019, the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection. In October 2019, the FDA approved our sNDA for CINVANTI, for IV use, to expand the recommended dosage to include the 130 mg single-dose regimen for patients receiving MEC.

HTX-011, an investigational agent, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. HTX-011 has been shown to reduce pain significantly better than placebo or bupivacaine alone in five diverse surgical models: hernia repair, abdominoplasty, bunionectomy, total knee arthroplasty and breast augmentation. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. We submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October of 2018 and received Priority Review designation in December of 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In October 2019, the FDA accepted our NDA resubmission for HTX-011, and the FDA set a Prescription Drug User Fee Act (“PDUFA”) goal date of March 26, 2020. In March 2019, the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA's Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

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

Chemotherapy-Induced Nausea and Vomiting (“CINV”) Product Portfolio

SUSTOL

SUSTOL was our first commercial product. SUSTOL was approved by the FDA in August 2016, and we commenced commercial sales in the U.S. in October 2016.

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes our Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical studies that evaluated SUSTOL’s efficacy and safety in more than 2,000 patients with cancer. SUSTOL’s efficacy in preventing nausea and vomiting was evaluated in both the acute phase (0–24 hours following chemotherapy) and the delayed phase (24 – 120 hours following chemotherapy).

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

CINVANTI

CINVANTI is our second commercial product. CINVANTI was approved by the FDA in November 2017, and we commenced commercial sales in the U.S. in January 2018.

CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin and nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC).

CINVANTI is an IV formulation of aprepitant, an NK1 receptor antagonist. CINVANTI is the first IV formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is the only single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0 – 24 hours after chemotherapy) and the delayed phase (24–120 hours after chemotherapy). CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80.

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

In February 2019, the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

In October 2019, the FDA approved our sNDA for CINVANTI, for IV use, to expand the recommended dosage to include the 130 mg single-dose regimen for patients receiving MEC.

Pain Management Product Portfolio

HTX-011

HTX-011, an investigational agent, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

We submitted an NDA to the FDA for HTX-011 in October of 2018 and received Priority Review designation in December of 2018. A CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues, and there was no requirement for further clinical studies or data analyses. In October 2019, the FDA accepted our NDA resubmission for HTX-011, and the FDA set a PDUFA goal date of March 26, 2020.

In March 2019, the MAA for HTX-011 was validated by the EMA. Validation of the MAA confirms that the submission is complete and starts the EMA's Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union. An opinion from the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the first half of 2020.

Follow-on Study Results

In October 2019, we reported positive topline results of a multi-center postoperative pain management study in which 51 patients undergoing total knee arthroplasty (“TKA”) surgery received HTX-011 together with a scheduled postoperative regimen of generic oral analgesics (acetaminophen and celecoxib). A follow-on study to the Phase 2b study of HTX-011 in TKA (Study 209) that was completed in 2018, this study was designed to evaluate the decrease in pain and opioid use with HTX-011 when used together with a regimen of generic oral analgesics. In Study 209, HTX-011 significantly reduced pain and opioid use compared to placebo through 72 hours and significantly reduced pain compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control, using a last observation carried forward (LOCF) analysis. The Phase 3b study included the same multimodal, oral analgesic regimen as a prior published study with liposomal bupivacaine in TKA (Mont doi: 10.1016/j.arth.2017.07.024).

Topline results of this Phase 3b study include the following:

•	Mean pain scores remained in the mild range through 72 hours post-surgery.

•	Median consumption of opioids was 4-to-5 pills of oxycodone (22.5 morphine milligram equivalents) through 72 hours.

•	75% of patients were discharged from the hospital without a prescription for opioids.

•	HTX-011, together with the multimodal, oral analgesic regimen, was well tolerated in this study. There were no deaths, serious adverse events or premature discontinuations due to adverse events.

In March 2019, we reported positive topline results of a multi-center postoperative pain management study in which 31 patients undergoing bunionectomy surgery received HTX-011 together with a regimen of generic OTC oral analgesics (acetaminophen and ibuprofen). Designed as a follow-on to the Phase 3 study in bunionectomy that investigated HTX-011 without the OTC analgesic regimen (EPOCH 1), this study was led by one of the lead investigators in the Phase 3 study and had the same entry criteria as the Phase 3 study. The goal of this study was to increase the proportion of patients who did not require opioids by combining HTX-011 with an OTC analgesic regimen. Topline results of the study include the following:

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

In May 2019, we reported results of a multi-center postoperative pain management study in 93 patients that provides real-world evidence of opioid-free recovery in patients undergoing outpatient inguinal hernia repair surgery who received HTX-011 together with a scheduled background regimen of generic OTC oral analgesics (acetaminophen and ibuprofen). This study is the initial phase of the HOPE (Helping Opioid Prescription Elimination) Project, which is designed to substantially reduce opioid prescriptions following surgery with HTX-011 as the foundation of a multimodal analgesic regimen. Currently, the average patient in the U.S. undergoing inguinal hernia repair surgery receives a discharge prescription for 30 opioid pills. Patients in this real-world outpatient study were discharged approximately 2-3 hours following surgery, and those who met pre-specified criteria were discharged without a prescription for opioid analgesics. The goal of this study was to provide real-world confirmation of the treatment algorithm developed in our Phase 3 hernia repair surgery follow-on study (Study 215), in which 90% of patients receiving HTX-011 with an OTC analgesic regimen remained opioid-free during a 72-hour inpatient assessment period, and to optimize the OTC analgesic regimen used with HTX-011. Topline results of the HOPE study include the following:

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

In January 2019, we reported positive topline results of Study 215, a multi-center postoperative pain management study in which 63 patients undergoing hernia repair surgery received HTX-011 together with a regimen of generic OTC oral analgesics (acetaminophen and ibuprofen). Designed as a follow-on to the Phase 3 study in hernia repair that investigated HTX-011 without the OTC analgesic regimen (EPOCH 2), this study included many of the same investigators and the same entry criteria as the Phase 3 study. The goal of this study was to increase the proportion of patients who did not require opioids by combining HTX-011 with a regimen of readily available, oral analgesics. Topline results of the study include the following:

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

Pivotal Phase 3 Results

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

In May 2019, the results from the pivotal Phase 3 EPOCH 1 bunionectomy study of HTX-011 were published online by the Regional Anesthesia & Pain Medicine (“RAPM”) journal. The article, entitled “HTX-011 reduced pain intensity and opioid consumption versus bupivacaine HCl in bunionectomy: phase III results from the randomized EPOCH 1 study,” also were published in the July 2019 print issue of RAPM.

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

In August 2019, the results from the Phase 3 EPOCH 2 hernia study of HTX-011 were published in the journal, Hernia, in an article entitled “HTX-011 reduced pain intensity and opioid consumption versus bupivacaine HCI in herniorrhaphy: results of the phase 3 EPOCH 2 study.”

HTX-011 was well tolerated in both studies, with a safety profile comparable to placebo and bupivacaine solution. There were no drug-related serious adverse events or discontinuations due to drug-related adverse events in HTX-011-treated patients, and there were fewer opioid-related adverse events in HTX-011-treated patients.

Phase 2b Results

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

FDA Breakthrough Therapy Designation

In June 2018, we were granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Breakthrough Therapy designation was granted for HTX-011 based on the results of Phase 2 studies and two recently completed Phase 3 studies, which showed that HTX-011 produced significant reductions in both pain intensity and the need for opioids through 72 hours post-surgery compared to placebo and bupivacaine solution, the standard of care.

Fast Track Designation

In October 2017, we were granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Net Product Sales

Net product sales for the three and nine months ended September 30, 2019 were $42.6 million and $110.9 million, respectively, compared to $19.8 million and $48.6 million, respectively, for the same periods in 2018. For the three and nine months ended September 30, 2019, net product sales of CINVANTI were $36.4 million and $97.6 million, respectively, compared to $16.4 million and $32.8 million, respectively, for the same periods in 2018. For the three and nine months ended September 30, 2019, net product sales of SUSTOL were $6.2 million and $13.3 million, respectively, compared to $3.4 million and $15.8 million, respectively, for the same periods in 2018. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL which will result in significantly lower SUSTOL net product sales in future periods.

Cost of Product Sales

For the three and nine months ended September 30, 2019, cost of product sales was $17.2 million and $45.7 million, respectively, compared to $7.6 million and $15.9 million, respectively, for the same periods in 2018. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the three and nine months ended September 30, 2019 included charges of $1.7 million and $3.3 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $1.4 million of costs to manufacture CINVANTI were recorded to research and development expense in prior periods. By March 31, 2018, all CINVANTI units that were manufactured prior to FDA approval had been sold. We began capitalizing raw materials, labor and overhead related to the manufacturing of CINVANTI following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
HTX-011-related costs	$18,218	$16,301	$66,665	$59,264
CINVANTI-related costs	261	1,069	3,900	6,094
HTX-034-related costs	1,041	—	3,912	—
SUSTOL-related costs	642	1,312	1,826	2,800
Personnel costs and other expenses	10,181	8,527	28,679	22,620
Stock-based compensation expense	4,365	3,212	14,123	9,363
Total research and development expense	$34,708	$30,421	$119,105	$100,141

For the three months ended September 30, 2019, research and development expense was $34.7 million, compared to $30.4 million for the same period in 2018. This increase was primarily due to an increase in costs related to HTX-011 and HTX-034 of $1.9 million and $1.0 million, respectively, as well as personnel costs and other expenses of $1.7 million and stock-based compensation expense of $1.2 million, partially offset by a decrease in costs related to CINVANTI and SUSTOL of $0.8 million and $0.7 million, respectively.

For the nine months ended September 30, 2019, research and development expense was $119.1 million, compared to $100.1 million for the same period in 2018. This increase was primarily due to an increase in costs related to HTX-011 and HTX-034 of $7.4 million and $3.9 million, respectively, as well as personnel costs and other expenses of $6.1 million and stock-based compensation expense of $4.8 million, partially offset by decreases in costs related to CINVANTI and SUSTOL of $2.2 million and $1.0 million, respectively.

General and Administrative Expense

For the three and nine months ended September 30, 2019, general and administrative expense was $8.6 million and $28.0 million, respectively, compared to $7.3 million and $20.5 million, respectively, for the same periods in 2018. This increase was primarily due to an increase in personnel costs and other expenses to support our increased development and commercialization efforts and an increase in stock-based compensation expense.

Sales and Marketing Expense

For the three and nine months ended September 30, 2019, sales and marketing expense was $17.0 million and $69.3 million, respectively, compared to $16.3 million and $44.6 million, respectively, for the same periods in 2018. This increase was primarily due to costs to support the launch preparation activities for HTX-011. For the nine months ended September 30, 2019, the remaining increase was related to one-time costs associated with the retirement of our President in February 2019, including $8.4 million of stock-based compensation expense for stock option modifications.

Other Income, Net

For the three months ended September 30, 2019, other income, net was $1.3 million, compared to $3.4 million for the same period in 2018. This decrease was primarily due to other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934 in September 2018.

For the nine months ended September 30, 2019, other income, net was $4.5 million, compared to $3.3 million for the same period in 2018. This increase was primarily due to interest income earned on our short-term investments, as well as a decrease in interest expense due to the repayment of the Subordinated Secured Promissory Note in August 2018, partially offset by other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934 in September 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $256.3 million. Adjusting for net proceeds of $162.2 million from our October 2019 public offering of common stock, Heron had pro-forma cash, cash equivalents and short-term investments of $418.5 million. This compares to $332.4 million of cash, cash equivalents and short-term investments as of December 31, 2018. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and nine months ended September 30, 2019 was $33.6 million and $146.8 million, or $0.42 per share and $1.85 per share, respectively, compared to a net loss of $38.3 million and $129.3 million, or $0.49 per share and $1.81 per share, respectively, for the same periods in 2018.

Our net cash used for operating activities for the nine months ended September 30, 2019 was $97.6 million, compared to $158.3 million for the same period in 2018. The decrease in net cash used for operating activities was primarily due to changes in working capital associated with the launch of CINVANTI in 2018 and an increase in stock-based compensation expense, partially offset by an increase in net loss.

Our net cash provided by (used for) investing activities for the nine months ended September 30, 2019 was $104.6 million, compared to ($286.9) million for the same period in 2018. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $107.8 million for the nine months ended September 30, 2019, compared to net purchases of short-term investments of $281.2 million for the nine months ended September 30, 2018.

Our net cash provided by financing activities for the nine months ended September 30, 2019 was $21.3 million, compared to $354.5 million for the same period in 2018. The decrease in cash provided by financing activities was due primarily to net proceeds of $363.1 million received from two public offerings of our common stock completed in the second quarter of 2018, partially offset by $25.0 million for the repayment of the Subordinated Secured Promissory Note in August 2018.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2019 and December 31, 2018. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, such as the results from our Phase 3b clinical trial of HTX-011 for patients undergoing total knee arthroplasty, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we were granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we were granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we were granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within six months, compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future product candidates that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. For example, despite receiving Fast Track designation, Breakthrough Therapy designation and Priority Review designation for HTX-011, a CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019, and there is no guarantee that approval will be received in a timely manner, or at all. The FDA may also withdraw Fast Track or Breakthrough Therapy designations if it determines that HTX-011 or any of our future product candidates that receive such designations no longer meet the relevant criteria.

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

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); EMEND® (aprepitant, marketed by Merck & Co, Inc.); EMEND® IV (fosaprepitant, marketed by Merck & Co); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market.

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

Additionally, generic versions of EMEND® IV (fosaprepitant) launched in September 2019 following the expiration of the EMEND IV patents. As a result, we expect increased competition for CINVANTI, which could reduce CINVANTI sales and harm our business prospects. These and other risks related to the entry of generic product competing with CINVANTI are difficult to assess in terms of timing and impact on our operations and prospects.

Our business and results of operations may suffer as a result of changes in our pricing or marketing strategies.

In an effort to remain competitive in the marketplace, we can determine, from time to time, to change our pricing or marketing strategies for our approved products, including by altering the amount or availability of discounts or rebates for any of our approved products. Any such changes could have short-term or long-term negative impacts on our revenues, which would cause our business and results of operations to suffer. Price increases or changes to our marketing strategies may also negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our approved products, which could result in decreased demand and cause our business and results of operations to suffer.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.1 billion through September 30, 2019. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $256.3 million. In October 2019, we received net proceeds of $162.2 million from the sale of our common stock. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of CINVANTI and HTX-011, if approved; the degree of commercial success of SUSTOL, CINVANTI and HTX-011, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

If any of our services providers are characterized as employees, we would be subject to employment and tax withholding liabilities and other additional costs.

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s recent passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019 (“AB 5”). AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. Given AB 5’s recent passage, there is no guidance from the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the services providers we characterize as independent contractors are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of September 30, 2019, we had a total of 28 issued U.S. patents and an additional 35 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, SUSTOL is covered by eight patents issued in the U.S. and by 31 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. Currently, CINVANTI is covered by five patents issued in the U.S. with expiration dates of September 2035. HTX-011 is protected by ten patents issued in the U.S. and by 21 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 have expiration dates ranging from May 2021 to March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of September 30, 2019, we would be required to issue an aggregate of 8,859,844 shares, representing 10.0% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

Concentration in stockholder ownership could influence strategic actions.

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant percentage of our outstanding common stock. Based on information set forth in a Form 5 filed with the SEC on February 14, 2019, the beneficial ownership in our common stock, as determined in accordance with Rule 13d-3 of the Exchange Act, of Tang Capital Partners, LP (“TCP”) was 5,753,096 shares, or 7.2% of our outstanding shares of common stock on September 30, 2019. In addition, as of September 30, 2019, TCP has the right to acquire 7,087,875 shares on conversion of the Convertible Notes.

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

We believe our net operating losses and tax attributes may be subject to limitation under Section 382 of the Internal Revenue Code of 1986. As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating losses and credits that we currently estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions for ownership changes after December 31, 2018, including those that may come in conjunction with future equity financings or market trades by our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: November 12, 2019	/s/ Barry Quart
Barry Quart, Pharm.D.
President and Chief Executive Officer
(As Principal Executive)

/s/ Robert Hoffman
Robert Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)