Form 10-Q
period 2020-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2020-05-06
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 29, 2020 was 90,642,154.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$103,285	$71,898
Short-term investments	253,061	319,074
Accounts receivable, net	34,811	39,879
Inventory	34,849	24,968
Prepaid expenses and other current assets	12,442	23,245
Total current assets	438,448	479,064
Property and equipment, net	21,908	19,618
Right-of-use lease assets	18,239	13,754
Other assets	346	346
Total assets	$478,941	$512,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,562	$2,758
Accrued clinical and manufacturing liabilities	35,321	34,614
Accrued payroll and employee liabilities	8,770	15,248
Other accrued liabilities	32,423	36,535
Current lease liabilities	2,755	1,926
Convertible notes payable to related parties, net of discount	5,934	5,624
Total current liabilities	96,765	96,705
Non-current lease liabilities	16,708	12,242
Total liabilities	113,473	108,947
Stockholders’ equity:
Common stock	906	903
Additional paid-in capital	1,580,903	1,568,317
Accumulated other comprehensive income	708	85
Accumulated deficit	(1,217,049)	(1,165,470)
Total stockholders’ equity	365,468	403,835
Total liabilities and stockholders’ equity	$478,941	$512,782

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product sales	$25,400	$31,602
Operating expenses:
Cost of product sales	10,622	14,962
Research and development	36,894	42,972
General and administrative	10,422	9,648
Sales and marketing	20,196	28,720
Total operating expenses	78,134	96,302
Loss from operations	(52,734)	(64,700)
Other income, net	1,155	1,688
Net loss	(51,579)	(63,012)
Other comprehensive income:
Unrealized gains on short-term investments	623	123
Comprehensive loss	$(50,956)	$(62,889)
Basic and diluted net loss per share	$(0.57)	$(0.80)
Shares used in computing basic and diluted net loss per share	90,409	78,419

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	108	—	—	108
Issuance of common stock on exercise of stock options	70	—	504	—	—	504
Issuance of common stock on exercise of warrants	268	3	—	—	—	3
Stock-based compensation expense	—	—	11,974	—	—	11,974
Net loss	—	—	—	—	(51,579)	(51,579)
Net unrealized gain on short-term investments	—	—	—	623	—	623
Comprehensive loss	—	—	—	—	—	(50,956)
Balance as of March 31, 2020	90,642	$906	$1,580,903	$708	$(1,217,049)	$365,468

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Conversion benefit included in Convertible Notes issued	—	—	102	—	—	102
Issuance of common stock on exercise of stock options	732	7	6,532	—	—	6,539
Stock-based compensation expense	—	—	17,902	—	—	17,902
Net loss	—	—	—	—	(63,012)	(63,012)
Net unrealized gain on short-term investments	—	—	—	123	—	123
Comprehensive loss	—	—	—	—	—	(62,889)
Balance as of March 31, 2019	78,906	$789	$1,354,722	$36	$(1,023,733)	$331,814

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(51,579)	$(63,012)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	11,974	17,902
Depreciation and amortization	621	467
Amortization of debt discount	310	247
Realized gain on available-for-sale securities	—	(8)
Accretion of discount on short-term investments	(117)	(1,357)
Impairment of property and equipment	27	27
Loss on disposal of property and equipment	—	52
Change in operating assets and liabilities:
Accounts receivable	5,068	(9,355)
Prepaid expenses and other assets	10,803	(346)
Inventory	(9,881)	7,611
Accounts payable	8,804	(6,052)
Accrued clinical and manufacturing liabilities	707	(868)
Accrued payroll and employee liabilities	(6,478)	(6,757)
Other accrued liabilities	(3,194)	12,425
Net cash used for operating activities	(32,935)	(49,024)
Investing activities:
Purchases of short-term investments	(28,922)	(127,763)
Maturities and sales of short-term investments	95,675	164,009
Purchases of property and equipment	(2,938)	(2,136)
Net cash provided by investing activities	63,815	34,110
Financing activities:
Proceeds from stock option exercises	504	6,539
Proceeds from warrant exercises	3	—
Net cash provided by financing activities	507	6,539
Net increase (decrease) in cash and cash equivalents	31,387	(8,375)
Cash and cash equivalents at beginning of year	71,898	31,836
Cash and cash equivalents at end of period	$103,285	$23,461

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, CINVANTI®, SUSTOL® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

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

HTX-011, an investigational non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. Heron submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October 2018 and received Priority Review designation in December 2018. A Complete Response Letter was received from the FDA regarding the NDA for HTX-011 on April 30, 2019 relating to chemistry, manufacturing and controls and non-clinical information. No issues related to clinical efficacy or safety were noted. Heron resubmitted an NDA to the FDA for HTX-011 in September 2019. The Prescription Drug User Fee Act goal date is June 26, 2020. A Marketing Authorisation Application for HTX-011 was validated by the European Medicines Agency in March 2019 for review under the Centralised Procedure. Heron’s New Drug Submission for HTX-011 for the management of postoperative pain was granted Priority Review status by Health Canada in October 2019 and accepted by Health Canada in November 2019.

HTX-034, our next-generation product candidate for postoperative pain management, is in development for postoperative pain via local application. Based on the positive results of preclinical studies in which HTX-034 demonstrated significant pain reduction for 7 days, we have initiated formal development of this next-generation postoperative pain management product candidate.

As of March 31, 2020 we had $356.3 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

3. Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V., which was organized in the Netherlands in March 2015. Heron Therapeutics B.V. has no operations and no material assets or liabilities, and there have been no significant transactions related to Heron Therapeutics B.V. since its inception.

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

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2020	As of March 31, 2020
Customer A	40.7%	46.9%
Customer B	36.7%	41.4%
Customer C	21.0%	11.0%
Total	98.4%	99.3%

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

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing of reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of March 31, 2020, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of March 31, 2020, we determined that an allowance for doubtful accounts was not required. For the three months ended March 31, 2020, we did not write off any accounts receivable balances.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and the subsequent modifications are identified as the FASB Accounting Standards Codification (“ASC”) Topic 842 (“Topic 842”). Topic 842 requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase. Lease expense is recognized over the term of the lease using an effective interest method for finance leases and on a straight-line basis over the lease term for operating leases. A lessee is also required to record a right-of-use (“ROU”) lease asset and a lease liability for all leases with a lease term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to historical guidance for operating leases under the FASB ASC Topic 840, Leases. We adopted Topic 842 on January 1, 2019 using the alternative transition method allowed under ASU No. 2018-11. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical assessments of: (i) whether a contract is or contains a lease; (ii) lease classification; and (iii) initial direct costs. We elected a policy of not recording leases on the balance sheet when the lease term is 12 months or less. The adoption of Topic 842 had a substantial impact on the condensed consolidated balance sheet with the recognition of lease liabilities and corresponding ROU lease assets. There was no material impact on our results of operations or liquidity (see Note 7).

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•

Product Returns—We allow our Customers to return product for credit up to 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•	Distributor Fees—We offer contractually determined discounts to our Customers. These discounts are paid no later than two months after the quarter in which product was shipped.
•

Group Purchasing Organization (“GPO”) Discounts and Rebates—We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase product from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are based on actual purchase levels during the quarterly rebate purchase period.

•

GPO Administrative Fees—We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

•

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which the product was sold.

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

Net product sales for the three months ended March 31, 2020 were $25.4 million, compared to $31.6 million for the same period in 2019. For the three months ended March 31, 2020, net products sales of CINVANTI were $25.2 million, compared to $28.0 million for the same period in 2019. For the three months ended March 31, 2020, net product sales of SUSTOL were $0.2 million, compared to $3.6 million for the same period in 2019.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2019	$2,351	$3,999	$21,589	$27,939
Provision	152	4,219	25,645	30,016
Payments/credits	(79)	(4,221)	(29,910)	(34,210)
Balance at March 31, 2020	$2,424	$3,997	$17,324	$23,745

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive income and represent the difference between our net loss and comprehensive loss for both periods presented.

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

Because we have incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2020	2019
Stock options outstanding	16,510	14,281
Warrants outstanding	220	640
Shares of common stock underlying Convertible Notes outstanding	9,095	8,600

Recent Accounting Pronouncements

Adopted in 2020

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. In the first quarter of 2020, we adopted the provisions of ASU 2018-13 which did not have a material impact on our financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which amends ASU 2016-13 by providing entities with an option to irrevocably elect the fair value option to be applied on an instrument-by-instrument basis for eligible financial instruments that are within the scope of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. On January 1, 2020, we adopted the provisions of ASU 2016-13, which did not have a material impact on our results of operations, financial condition or internal controls.

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

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$103,285	$103,285	$—	$—
U.S. treasury bills and government agency obligations	101,431	101,431	—	—
U.S. corporate debt securities	69,938	—	69,938	—
Foreign corporate debt securities	25,493	—	25,493	—
U.S. commercial paper	25,873	—	25,873	—
Foreign commercial paper	30,326	—	30,326	—
Total	$356,346	$204,716	$151,630	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$56,931	$56,931	$—	$—
U.S. treasury bills and government agency obligations	140,626	140,626	—	—
U.S. corporate debt securities	80,170	—	80,170	—
Foreign corporate debt securities	23,203	—	23,203	—
U.S. commercial paper	32,801	—	32,801	—
Foreign commercial paper	57,241	—	57,241	—
Total	$390,972	$197,557	$193,415	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of March 31, 2020, cash equivalents included $103.3 million of available-for-sale securities with contractual maturities of three months or less. As of March 31, 2020, short-term investments included $220.9 million of available-for-sale securities with contractual maturities of three months to one year and $32.1 million of available-for-sale securities with contractual maturities greater than one year. As of December 31, 2019, cash equivalents included $15.0 million of available-for-sale securities with contractual maturities of three months or less. As of December 31, 2019, short-term investments included $279.7 million of available-for-sale securities with contractual maturities of three months to one year and $39.4 million of available-for-sale securities with contractual maturities greater than one year. The money market funds as of March 31, 2020 and December 31, 2019 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at March 31, 2020 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$100,499	$932	$—	$101,431
U.S. corporate debt securities	70,077	—	(139)	69,938
Foreign corporate debt securities	25,578	—	(85)	25,493
U.S. commercial paper	25,873	—	—	25,873
Foreign commercial paper	30,326	—	—	30,326
Total	$252,353	$932	$(224)	$253,061

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$140,567	$59	$—	$140,626
U.S. corporate debt securities	80,159	11	—	80,170
Foreign corporate debt securities	23,188	15	—	23,203
U.S. commercial paper	32,801	—	—	32,801
Foreign commercial paper	42,274	—	—	42,274
Total	$318,989	$85	$—	$319,074

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2020 and 2019.

Realized gains and losses associated with our available-for-sale securities, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2020. We recognized $8,000 of realized gains during the three months ended March 31, 2019.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$14,756	$6,635
Work in process	17,160	12,571
Finished goods	2,933	5,762
Total inventory	$34,849	$24,968

As of March 31, 2020, total inventory included $33.5 million related to CINVANTI and $1.3 million related to SUSTOL. As of December 31, 2019, total inventory included $23.5 million related to CINVANTI and $1.5 million related to SUSTOL. In addition, cost of product sales for the three months ended March 31, 2019 included charges of $1.6 million resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

In December 2019, we amended our existing operating lease for laboratory and office space in San Diego, California to expand the office space by an additional 21,180 square feet (“Lease Amendment”). The Lease Amendment commenced on January 1, 2020 and expires on December 31, 2025. We have an option to extend the lease for an additional 5 years on expiration.

As of March 31, 2020, our operating lease for laboratory and office space in San Diego, California had a remaining lease term of 69 months.

On January 1, 2019, on the adoption of Topic 842, we recognized initial ROU lease assets of $13.7 million and initial lease liabilities of $14.5 million. Our weighted-average remaining lease term for our operating lease was 69 months. The option to extend our operating lease in San Diego was not recognized as part of our lease liability and ROU lease assets. During the three months ended March 31, 2020, we recognized $1.0 million of operating lease expense and we paid $0.8 million for our operating leases.

Future minimum lease payments under our operating leases as of March 31, 2020 are as follows (in thousands):

2020	$2,876
2021	3,942
2022	4,058
2023	4,178
2024	4,274
Thereafter	4,379
Total future minimum lease payments	$23,707
Less: discount	(4,244)
Total lease liabilities	$19,463

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

As of March 31, 2020, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2020, accrued interest of $0.1 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.1 million. For each of the three months ended March 31, 2020 and 2019, interest expense relating to the stated rate was $0.1 million. For each of the three months ended March 31, 2020 and 2019, interest expense relating to the amortization of the debt discount was $0.2 million.

As of March 31, 2020, the carrying value of the Convertible Notes was $5.9 million, which is comprised of the $7.2 million principal amount of the Convertible Notes outstanding, less debt discount of $1.3 million. As of March 31, 2020, the Convertible Notes were convertible into 9.1 million shares of our common stock.

9. Stockholders’ Equity

Common Stock Offering

In October 2019, we sold 9.9 million shares of our common stock at a public offering price of $17.50 per share. We received total net cash proceeds of $162.2 million (net of $10.3 million in issuance costs) from the sale of the common stock.

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the three months ended March 31, 2020, warrant holders exercised 267,870 warrants, which resulted in the issuance of 267,870 shares for net cash proceeds of $2,679. As of March 31, 2020, 195,574 warrants from the June 2014 public offering remain outstanding.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2019	16,665	$20.47	7.87
Granted	187	$20.11
Exercised	(70)	$7.20
Expired and forfeited	(272)	$22.26
Balance at March 31, 2020	16,510	$20.49	7.51

For the three months ended March 31, 2020, 70,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $0.5 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$5,287	$5,324
General and administrative	3,431	3,680
Sales and marketing	3,256	8,898
Total stock-based compensation expense	$11,974	$17,902

As of March 31, 2020, there was $114.7 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.9 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2020	2019
Risk-free interest rate	1.3%	2.5%
Dividend yield	0.0%	0.0%
Volatility	66.2%	68.8%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended March 31, 2020 and 2019.

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2020.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding an uncertain income tax position included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020, continue to be accurate for the three months ended March 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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
•

uncertainties associated with obtaining and enforcing patents and trade secrets to protect our products, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

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

HTX-011, an investigational non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. Heron submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October 2018 and received Priority Review designation in December 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on April 30, 2019 relating to Chemistry, Manufacturing and Controls (“CMC”) and non-clinical information. No issues related to clinical efficacy or safety were noted. Heron resubmitted an NDA to the FDA for HTX-011 in September 2019. The Prescription Drug User Fee Act (“PDUFA”) goal date is June 26, 2020. A Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”) in March 2019 for review under the Centralised Procedure. Heron’s New Drug Submission (“NDS”) for HTX-011 for the management of postoperative pain was granted Priority Review status by Health Canada in October 2019 and accepted by Health Canada in November 2019.

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

Pain Management Product Portfolio

HTX-011

HTX-011, an investigational non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

We submitted an NDA to the FDA for HTX-011 in October 2018 and received Priority Review designation in December 2018. A CRL was received from the FDA regarding the NDA for HTX-011 on April 30, 2019. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional CMC and non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical efficacy or safety issues, and there was no requirement for further clinical studies or data analyses. In February 2020, we announced that the FDA extended the review period for the NDA for HTX-011 by up to three months. The new PDUFA goal date is June 26, 2020. The contract manufacturing site used to manufacture HTX-011 has been reinspected by the FDA with no Form 483 observations issued and with a recommendation by the FDA inspector for approval of the site. We have not been informed of any other manufacturing concerns.

In March 2019, the MAA for HTX-011 was validated by the EMA. Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the EU. An opinion from the EMA Committee for Medicinal Products for Human Use is anticipated in the second half of 2020.

In December 2019, the NDS for HTX-011 was granted Priority Review status and accepted by Health Canada. Health Canada’s Priority Review status provides an accelerated 6-month review target for the NDS. A decision by Health Canada is anticipated in the third quarter of 2020.

In December 2019, data supporting the novel mechanism of action for the investigational non-opioid HTX-011 were published online by the Regional Anesthesia & Pain Medicine (“RAPM”) journal. The article, entitled “Mechanism of action of HTX-011: a novel, extended-release, dual-acting local anesthetic formulation for postoperative pain,” also was published in the February 2020 print issue.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory, accrued clinical liabilities, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies include: revenue recognition, investments, inventory, accrued clinical liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Product Sales

Net product sales for the three months ended March 31, 2020 were $25.4 million, compared to $31.6 million for the same period in 2019. For the three months ended March 31, 2020, net product sales of CINVANTI were $25.2 million, compared to $28.0 million for the same period in 2019. For the three months ended March 31, 2020, net product sales of SUSTOL were $0.2 million, compared to $3.6 million for the same period in 2019. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL which will continue to result in significantly lower SUSTOL net product sales in future periods. We expect net product sales for both CINVANTI and SUSTOL to return to growth in 2021 and beyond.

Cost of Product Sales

For the three months ended March 31, 2020, cost of product sales was $10.6 million, compared to $15.0 million for the same period in 2019. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the three months ended March 31, 2019 included charges resulting from the write-off of short-dated SUSTOL inventory of $1.6 million.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
HTX-011-related costs	$17,231	$25,232
HTX-034-related costs	1,162	908
CINVANTI-related costs	921	2,088
SUSTOL-related costs	879	487
Personnel costs and other expenses	11,414	8,933
Stock-based compensation expense	5,287	5,324
Total research and development expense	$36,894	$42,972

For the three months ended March 31, 2020, research and development expense was $36.9 million, compared to $43.0 million for the same period in 2019. This decrease was primarily due to a decrease in costs related to HTX-011 and CINVANTI of $8.0 million and $1.2 million, respectively, partially offset by an increase in personnel costs and other expenses of $2.5 million.

General and Administrative Expense

For the three months ended March 31, 2020, general and administrative expense was $10.4 million, compared to $9.6 million for the same period in 2019. This increase was primarily due to an increase in facility-related costs resulting from the expansion of our office space in San Diego, California.

Sales and Marketing Expense

For the three months ended March 31, 2020, sales and marketing expense was $20.2 million, compared to $28.7 million for the same period in 2019. This decrease was primarily due to one-time costs associated with the retirement of our President in February 2019, including stock-based compensation expense for stock options, partially offset by an increase in costs to support the launch preparation activities for HTX-011.

Other Income, Net

For the three months ended March 31, 2020, other income, net was $1.2 million, compared to $1.7 million for the same period in 2019. This decrease was primarily due to interest income earned on our short-term investments.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $356.3 million, compared to $391.0 million as of December 31, 2019. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three months ended March 31, 2020 was $51.6 million, or $0.57 per share, compared to a net loss of $63.0 million, or $0.80 per share for the same period in 2019.

Our net cash used for operating activities for the three months ended March 31, 2020 was $32.9 million, compared to $49.0 million for the same period in 2019. The decrease in net cash used for operating activities was primarily due to decreases in net loss and changes in working capital, partially offset by a decrease in stock-based compensation expense.

Our net cash provided by investing activities for the three months ended March 31, 2020 was $63.8 million, compared to $34.1 million for the same period in 2019. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $66.8 million for the three months ended March 31, 2020, compared to $36.2 million for the same period in 2019.

Our net cash provided by financing activities for the three months ended March 31, 2020 was $0.5 million, compared to $6.5 million for the same period in 2019. The decrease in cash provided by financing activities was due to a decrease of $6.0 million in net proceeds received from option exercises.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Contractual Obligations

In December 2019, we amended our existing operating lease for laboratory and office space in San Diego, California to expand the office space by an additional 21,180 square feet (“Lease Amendment”). The Lease Amendment commenced on January 1, 2020 and expires on December 31, 2025. We have an option to extend the lease for an additional 5 years on expiration. Pursuant to the Lease Amendment, we agreed to pay basic annual rent for the additional office space that increases incrementally over the term of the lease amendment from $0.9 million for the first 12 months (inclusive of rent abatements) to $1.3 million for the last 12 months, and such other amounts as set forth in the lease amendment.

We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials and contract manufacturing organizations for the manufacture and supply of preclinical, clinical and commercial materials and drug product. We make payments to these clinical sites and clinical research organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials and, in some cases, we are required to meet minimum purchase obligations under these agreements with contract manufacturing organizations. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

Off–Balance Sheet Arrangements

We are not involved in any “off–balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2020 and December 31, 2019. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

From time to time, we may become subject to claims and litigations arising in the ordinary course of business. We are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation.

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

Risks Related to Our Business

We are substantially dependent on the commercial success of CINVANTI®, SUSTOL® and HTX-011, if approved, and if CINVANTI, SUSTOL or HTX-011, if approved, do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

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

•	the cost-effectiveness of our products;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our products;

•	the size of the potential market for our products;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our products or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our products or similar classes of drugs;

•	product liability litigation alleging injuries relating to the products or similar classes of drugs;

•	our ability to maintain and defend our patents for CINVANTI, SUSTOL and HTX-011, as well as our trade secrets;

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•	our ability to scale up manufacturing of HTX-011 and continue to have HTX-011 manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture CINVANTI, SUSTOL and HTX-011;

•	our ability to access third parties to manufacture and distribute our products on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our products;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our products;

•	the extent of the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic on our business;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our products.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT for Patients and Communities Act (“SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011, if approved, and have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for CINVANTI, SUSTOL, HTX-011, if approved, or any other products we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

In March 2019, the Marketing Authorisation Application (“MAA”) for HTX-011 was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for HTX-011 based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the European Union (“EU”). In December 2019, the New Drug Submission (“NDS”) for HTX-011 was granted Priority Review status and accepted by Health Canada. Health Canada’s Priority Review status provided an accelerated 6-month review target for the NDS. A decision by Health Canada is anticipated in the third quarter of 2020. Despite receiving these designations, we can provide no assurances that HTX-011 or any of our other future products that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. Foreign regulatory authorities may also revoke designations previously given to our product candidates or elect to treat designated candidates in a manner different from what was originally indicated. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices and the Animal Welfare Act requirements. We, our CROs and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that on inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP. In addition, all of our clinical trials must be conducted with product produced under cGMP. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would increase our related expenses and delay the regulatory approval process.

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

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise, including product loss due to material failure, equipment failure, vendor error, operator error, labor shortages, inability to obtain material, equipment or transportation, physical or electronic security breaches and natural or man-made disasters. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to expand into new markets or supply products in existing markets. We may not be able to resolve any such problems in a timely manner, if at all.

We depend on third-party suppliers and contract manufacturers to manufacture CINVANTI, SUSTOL and HTX-011, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including CINVANTI, SUSTOL and HTX-011. Our ability to successfully commercialize CINVANTI, SUSTOL and HTX-011, if approved, as well as any other products that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of CINVANTI, SUSTOL and HTX-011, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of CINVANTI, SUSTOL and HTX-011, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of CINVANTI, SUSTOL and HTX-011, or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

Some of the critical materials and components used in manufacturing CINVANTI, SUSTOL, HTX-011 and our other product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our products also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including pandemics, acts of war or terrorism, or resource shortages. Such an interruption could increase our costs and, to the extent it impairs our ability to have sufficient inventory, cause us to lose revenue or market share.

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

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic and actions taken in response to the COVID-19 pandemic.

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease (“COVID-19”). We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our results of operations, cash flows and financial condition. We may experience disruptions that could severely impact our business, clinical trials and preclinical studies, such as:

•	decreased sales of CINVANTI, SUSTOL and HTX-011, if approved;

•

fewer individuals undertaking or completing cancer treatments and elective surgeries, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19, or being unable to access care as a result of healthcare providers tending to COVID-19 patients;

•

our third-party contract manufacturers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of CINVANTI, SUSTOL and HTX-011, if approved, or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•

delays and difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients or maintaining enrolled patients in our clinical trials and failure of our CROs to perform all or a part of their obligations;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines;

•

limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness of employees or members of their families and inherent difficulties involved with transitioning to and maintaining a remote working structure amidst a global pandemic; and

•	disruption to global financial markets, which could reduce our ability to access capital and negatively affect our liquidity.

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain market position or increase market penetration for CINVANTI, SUSTOL and HTX-011, if approved, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. In addition, the COVID-19 pandemic and actions taken in response to it by governments, businesses and individuals may give rise to or amplify the other risks discussed under this section entitled “Risk Factors.”

Natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages, could disrupt our investigational drug candidate development and approved drug commercialization efforts and adversely affect results.

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for HTX-011, if approved. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of CINVANTI, SUSTOL, HTX-011 and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.2 billion through March 31, 2020. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $356.3 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of HTX-011, if approved; the degree of commercial success of CINVANTI, SUSTOL and HTX-011, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and general market conditions.

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

•

any delay in completion of clinical trials caused by a regional, national or global disturbance where we or our collaborative partners are enrolling patients in clinical studies, such as a pandemic (including COVID-19), terrorist activities, or war, political unrest, a natural or man-made disaster or any other reason or event, resulting in increased costs;

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. For example, the CCPA became effective on January 1, 2020 and gave California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information under the Health Insurance Portability and Accountability Act of 1996 and the Privacy Rule adopted pursuant thereto (“HIPAA”), the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, most healthcare providers who may prescribe products we sell and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in financial losses and legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business. Although we are insured against such risks up to an annual aggregate limit, our cyber liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Any successful cyber liability claim may prevent us from obtaining adequate cyber liability insurance in the future on commercially desirable or reasonable terms. In addition, cyber liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient cyber coverage at an acceptable cost or otherwise to protect against potential cyber liability claims could prevent or inhibit the development or commercialization of our products. A cyber liability claim could also significantly harm our reputation and delay market acceptance of our products.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2020, we had a total of 29 issued U.S. patents and an additional 37 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, CINVANTI is covered by 6 patents issued in the U.S. with expiration dates of September 2035. Currently, SUSTOL is covered by 8 patents issued in the U.S. and by 31 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. HTX-011 is protected by 10 patents issued in the U.S. and by 24 patents issued in foreign countries including Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 have expiration dates ranging from May 2021 to March 2034. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of March 31, 2020, we would be required to issue an aggregate of approximately 9.1 million shares, representing 9.1% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 6, 2020	/s/ Barry Quart
Barry Quart, Pharm.D.
President and Chief Executive Officer
(As Principal Executive)

/s/ Robert Hoffman
Robert Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)