Form 10-Q
period 2020-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2020-08-05
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2020 was 90,855,254.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$80,728	$71,898
Short-term investments	220,114	319,074
Accounts receivable, net	37,502	39,879
Inventory	41,442	24,968
Prepaid expenses and other current assets	13,109	23,245
Total current assets	392,895	479,064
Property and equipment, net	21,886	19,618
Right-of-use lease assets	17,594	13,754
Other assets	346	346
Total assets	$432,721	$512,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,458	$2,758
Accrued clinical and manufacturing liabilities	30,173	34,614
Accrued payroll and employee liabilities	11,193	15,248
Other accrued liabilities	23,728	36,535
Current lease liabilities	2,830	1,926
Convertible notes payable to related parties, net of discount	6,269	5,624
Total current liabilities	92,651	96,705
Non-current lease liabilities	16,012	12,242
Total liabilities	108,663	108,947
Stockholders’ equity:
Common stock	908	903
Additional paid-in capital	1,594,436	1,568,317
Accumulated other comprehensive income	953	85
Accumulated deficit	(1,272,239)	(1,165,470)
Total stockholders’ equity	324,058	403,835
Total liabilities and stockholders’ equity	$432,721	$512,782

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$22,668	$36,659	$48,068	$68,261
Operating expenses:
Cost of product sales	9,005	13,588	19,627	28,550
Research and development	44,004	41,425	80,898	84,397
General and administrative	9,819	9,778	20,241	19,426
Sales and marketing	15,589	23,647	35,785	52,367
Total operating expenses	78,417	88,438	156,551	184,740
Loss from operations	(55,749)	(51,779)	(108,483)	(116,479)
Other income, net	559	1,557	1,714	3,245
Net loss	(55,190)	(50,222)	(106,769)	(113,234)
Other comprehensive income:
Unrealized gains on short-term investments	245	112	868	235
Comprehensive loss	$(54,945)	$(50,110)	$(105,901)	$(112,999)
Basic and diluted net loss per share	$(0.61)	$(0.63)	$(1.18)	$(1.43)
Shares used in computing basic and diluted net loss per share	90,753	79,548	90,581	78,987

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	108	—	—	108
Issuance of common stock on exercise of stock options	70	—	504	—	—	504
Issuance of common stock on exercise of warrants	268	3	—	—	—	3
Stock-based compensation expense	—	—	11,974	—	—	11,974
Net loss	—	—	—	—	(51,579)	(51,579)
Net unrealized gain on short-term investments	—	—	—	623	—	623
Comprehensive loss	—	—	—	—	—	(50,956)
Balance as of March 31, 2020	90,642	906	1,580,903	708	(1,217,049)	365,468
Conversion benefit included in Convertible Notes issued	—	—	109	—	—	109
Issuance of common stock on exercise of stock options	54	1	804	—	—	805
Issuance of common stock under the employee stock purchase plan	124	1	1,506	—	—	1,507
Stock-based compensation expense	—	—	11,114	—	—	11,114
Net loss	—	—	—	—	(55,190)	(55,190)
Net unrealized gain on short-term investments	—	—	—	245	—	245
Comprehensive loss	—	—	—	—	—	(54,945)
Balance as of June 30, 2020	90,820	$908	$1,594,436	$953	$(1,272,239)	$324,058

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Conversion benefit included in Convertible Notes issued	—	—	102	—	—	102
Issuance of common stock on exercise of stock options	732	7	6,532	—	—	6,539
Stock-based compensation expense	—	—	17,902	—	—	17,902
Net loss	—	—	—	—	(63,012)	(63,012)
Net unrealized gain on short-term investments	—	—	—	123	—	123
Comprehensive loss	—	—	—	—	—	(62,889)
Balance as of March 31, 2019	78,906	789	1,354,722	36	(1,023,733)	331,814
Conversion benefit included in Convertible Notes issued	—	—	103	—	—	103
Issuance of common stock on exercise of stock options	810	8	9,668	—	—	9,676
Issuance of common stock under the Employee Stock Purchase Plan	63	1	1,169	—	—	1,170
Stock-based compensation expense	—	—	12,706	—	—	12,706
Net loss	—	—	—	—	(50,222)	(50,222)
Net unrealized gain on short-term investments	—	—	—	112	—	112
Comprehensive loss	—	—	—	—	—	(50,110)
Balance as of June 30, 2019	79,779	$798	$1,378,368	$148	$(1,073,955)	$305,359

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(106,769)	$(113,234)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	23,088	30,608
Depreciation and amortization	1,366	959
Amortization of debt discount	645	507
Realized gain on available-for-sale securities	—	(8)
Accretion of discount on short-term investments	(82)	(2,437)
Impairment of property and equipment	53	54
Loss on disposal of property and equipment	—	53
Change in operating assets and liabilities:
Accounts receivable	2,377	(2,169)
Inventory	(16,474)	9,762
Prepaid expenses and other assets	10,136	2,454
Accounts payable	15,700	(8,866)
Accrued clinical and manufacturing liabilities	(4,441)	913
Accrued payroll and employee liabilities	(4,055)	(4,415)
Other accrued liabilities	(11,756)	13,687
Net cash used for operating activities	(90,212)	(72,132)
Investing activities:
Purchases of short-term investments	(66,915)	(204,358)
Maturities and sales of short-term investments	166,825	284,606
Purchases of property and equipment	(3,687)	(4,299)
Net cash provided by investing activities	96,223	75,949
Financing activities:
Proceeds from stock option exercises	1,309	16,215
Proceeds from purchases under the Employee Stock Purchase Plan	1,507	1,170
Proceeds from warrant exercises	3	—
Net cash provided by financing activities	2,819	17,385
Net increase in cash and cash equivalents	8,830	21,202
Cash and cash equivalents at beginning of year	71,898	31,836
Cash and cash equivalents at end of period	$80,728	$53,038

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, CINVANTI®, SUSTOL®, ZYNRELEF™ and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

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

In November 2017, our second commercial product, CINVANTI (aprepitant) injectable emulsion (“CINVANTI”) was approved by the FDA. In October 2019, the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI to expand the indication and recommended dosage to include the 130 mg single-dose regimen for patients receiving moderately emetogenic cancer chemotherapy (“MEC”). CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin as a single-dose regimen, delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC) as a single-dose regimen, and nausea and vomiting associated with initial and repeat courses of MEC as a 3-day regimen. CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80. We commenced commercial sales of CINVANTI in the U.S. in January 2018. In February 2019, the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection. CINVANTI is under investigation for the treatment of Coronavirus Disease 2019 (“COVID-19”) as a daily 2-minute IV injection when added to the current standard of care.

HTX-011 (ZYNRELEF in the European Union), an investigational non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. Heron submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October 2018 and received Priority Review designation in December 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. The European Medicines Agency’s Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for ZYNRELEF in July 2020. The CHMP’s positive opinion will now be reviewed by the European Commission (“EC”), with a final decision on the Marketing Authorisation Application expected in the coming months. An EC marketing authorisation through the Centralised Procedure is valid in all 27 European Union member countries as well as the European Economic Area countries. The CHMP recommended that ZYNRELEF be indicated for treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. Heron’s New Drug Submission for HTX-011 for the management of postoperative pain was granted Priority Review status by Health Canada in October 2019 and accepted by Health Canada in November 2019. Heron is working to respond to a list of questions received from Health Canada in July 2020.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the European Union). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. The study initiation follows clearance from the FDA of our Investigational New Drug application for HTX-034 for the treatment of postoperative pain.

As of June 30, 2020 we had $300.8 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

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

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	As of June 30, 2020
Customer A	44.5%	42.5%	56.1%
Customer B	32.2%	34.5%	32.2%
Customer C	21.3%	21.1%	10.9%
Total	98.0%	98.1%	99.2%

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

As of June 30, 2020 and December 31, 2019, we determined that an allowance for doubtful accounts was not required. For the three and six months ended June 30, 2020 and 2019, we did not write off any accounts receivable balances.

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

Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for our products. To determine revenue recognition for contracts with customers within the scope of Topic 606, we perform the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations.

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

Net product sales for the three and six months ended June 30, 2020 were $22.7 million and $48.1 million, respectively, compared to $36.7 million and $68.3 million, respectively, for the same periods in 2019. For the three and six months ended June 30, 2020, net products sales of CINVANTI were $22.6 million and $47.8 million, respectively, compared to $33.2 million and $61.2 million, respectively, for the same periods in 2019. For the three and six months ended June 30, 2020, net product sales of SUSTOL were $0.1 million and $0.3 million, respectively, compared to $3.5 million and $7.1 million, respectively, for the same periods in 2019.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2019	$2,351	$3,999	$21,589	$27,939
Provision	382	8,215	50,100	58,697
Payments/credits	(100)	(8,843)	(58,583)	(67,526)
Balance at June 30, 2020	$2,633	$3,371	$13,106	$19,110

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2020	2019
Stock options outstanding	16,306	13,545
Warrants outstanding	220	640
Shares of common stock underlying Convertible Notes outstanding	9,231	8,729

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$73,104	$73,104	$—	$—
U.S. treasury bills and government agency obligations	100,869	100,869	—	—
U.S. corporate debt securities	52,716	—	52,716	—
Foreign corporate debt securities	23,736	—	23,736	—
U.S. commercial paper	18,968	—	18,968	—
Foreign commercial paper	31,449	—	31,449	—
Total	$300,842	$173,973	$126,869	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$56,931	$56,931	$—	$—
U.S. treasury bills and government agency obligations	140,626	140,626	—	—
U.S. corporate debt securities	80,170	—	80,170	—
Foreign corporate debt securities	23,203	—	23,203	—
U.S. commercial paper	32,801	—	32,801	—
Foreign commercial paper	57,241	—	57,241	—
Total	$390,972	$197,557	$193,415	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of June 30, 2020, cash equivalents included $7.6 million of available-for-sale securities with contractual maturities of three months or less. As of June 30, 2020, short-term investments included $205.7 million of available-for-sale securities with contractual maturities of three months to one year and $14.4 million of available-for-sale securities with contractual maturities greater than one year. As of December 31, 2019, cash equivalents included $15.0 million of available-for-sale securities with contractual maturities of three months or less. As of December 31, 2019, short-term investments included $279.7 million of available-for-sale securities with contractual maturities of three months to one year and $39.4 million of available-for-sale securities with contractual maturities greater than one year. The money market funds as of June 30, 2020 and December 31, 2019 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at June 30, 2020 do not have a readily available market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$100,309	$560	$—	$100,869
U.S. corporate debt securities	44,861	231	—	45,092
Foreign corporate debt securities	23,574	162	—	23,736
U.S. commercial paper	18,968	—	—	18,968
Foreign commercial paper	31,449	—	—	31,449
Total	$219,161	$953	$—	$220,114

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$140,567	$59	$—	$140,626
U.S. corporate debt securities	80,159	11	—	80,170
Foreign corporate debt securities	23,188	15	—	23,203
U.S. commercial paper	32,801	—	—	32,801
Foreign commercial paper	42,274	—	—	42,274
Total	$318,989	$85	$—	$319,074

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2020 and 2019.

Realized gains and losses associated with our available-for-sale securities, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended June 30, 2020 and 2019. We did not recognize any realized gains or losses during the six months ended June 30, 2020. We recognized $8,000 of realized gains during the six months ended June 30, 2019.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$18,979	$6,635
Work in process	12,820	12,571
Finished goods	9,643	5,762
Total inventory	$41,442	$24,968

As of June 30, 2020, total inventory included $39.7 million related to CINVANTI and $1.7 million related to SUSTOL. As of December 31, 2019, total inventory included $23.5 million related to CINVANTI and $1.5 million related to SUSTOL. In addition, cost of product sales for the six months ended June 30, 2019 included charges of $1.6 million resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

In December 2019, we amended our existing operating lease for laboratory and office space in San Diego, California to expand the office space by an additional 21,180 square feet (“Lease Amendment”). The Lease Amendment commenced on January 1, 2020 and expires on December 31, 2025. We have an option to extend the lease for an additional 5 years on expiration.

As of June 30, 2020, our operating lease for laboratory and office space in San Diego, California had a remaining lease term of 66 months.

On January 1, 2019, on the adoption of Topic 842, we recognized initial ROU lease assets of $13.7 million and initial lease liabilities of $14.5 million. The option to extend our operating lease in San Diego was not recognized as part of our lease liability and ROU lease assets. During the three and six months ended June 30, 2020, we recognized $1.0 million and $2.0 million, respectively, of operating lease expense and we paid $1.0 million and $1.7 million, respectively, for our operating leases.

Future minimum lease payments under our operating leases as of June 30, 2020 are as follows (in thousands):

2020	$1,922
2021	3,942
2022	4,058
2023	4,178
2024	4,274
Thereafter	4,379
Total future minimum lease payments	$22,753
Less: discount	(3,911)
Total lease liabilities	$18,842

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

As of June 30, 2020, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2020, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. For each of the three months ended June 30, 2020 and 2019, interest expense relating to the stated rate was $0.1 million. For each of the three months ended June 30, 2020 and 2019, interest expense relating to the amortization of the debt discount was $0.3 million. For each of the six months ended June 30, 2020 and 2019, interest expense relating to the stated rate was $0.2 million. For the six months ended June 30, 2020 and 2019, interest expense relating to the amortization of the debt discount was $0.6 million and $0.5 million, respectively.

As of June 30, 2020, the carrying value of the Convertible Notes was $6.3 million, which is comprised of the $7.4 million principal amount of the Convertible Notes outstanding, less debt discount of $1.1 million. As of June 30, 2020, the Convertible Notes were convertible into 9.2 million shares of our common stock.

9. Stockholders’ Equity

Common Stock Offering

In October 2019, we sold 9.9 million shares of our common stock at a public offering price of $17.50 per share. We received total net cash proceeds of $162.2 million (net of $10.3 million in issuance costs) from the sale of the common stock.

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the six months ended June 30, 2020, warrant holders exercised 267,870 warrants, which resulted in the issuance of 267,870 shares for net cash proceeds of $2,679. As of June 30, 2020, 195,574 warrants from the June 2014 public offering remain outstanding.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2019	16,665	$20.47	7.87
Granted	249	$19.24
Exercised	(124)	$10.57
Expired and forfeited	(484)	$22.57
Balance at June 30, 2020	16,306	$20.46	7.31

For the six months ended June 30, 2020, 124,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $1.3 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$4,681	$4,434	$9,968	$9,758
General and administrative	3,304	3,714	6,735	7,394
Sales and marketing	3,129	4,558	6,385	13,456
Total stock-based compensation expense	$11,114	$12,706	$23,088	$30,608

As of June 30, 2020, there was $103.0 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.7 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2020	2019
Risk-free interest rate	1.1%	2.4%
Dividend yield	0.0%	0.0%
Volatility	66.7%	68.0%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2020	2019
Risk-free interest rate	0.1%	2.4%
Dividend yield	0.0%	0.0%
Volatility	63.3%	58.4%
Expected life (months)	6	6

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2020.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding an uncertain income tax position included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020, continue to be accurate for the three and six months ended June 30, 2020.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and our product candidates, including HTX-011 (ZYNRELEF™ in the European Union) and HTX-034, and our positioning relative to competing products;

•

our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved, or any other products we may develop;

•	whether study results of our products are indicative of the results in future studies;
•	the potential regulatory approval for and commercial launch of HTX-011 (ZYNRELEF in the European Union) and HTX‑034;
•	the potential market opportunities for CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
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
•

uncertainties associated with obtaining and enforcing patents and trade secrets to protect our products and technology, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

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

In November 2017, our second commercial product, CINVANTI was approved by the FDA. In October 2019, the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI to expand the indication and recommended dosage to include the 130 mg single-dose regimen for patients receiving moderately emetogenic cancer chemotherapy (“MEC”). CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin as a single-dose regimen, delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC) as a single-dose regimen, and nausea and vomiting associated with initial and repeat courses of MEC as a 3-day regimen. CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80. We commenced commercial sales of CINVANTI in the U.S. in January 2018. In February 2019, the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection. CINVANTI is under investigation for the treatment of COVID-19 as a daily 2-minute IV injection when added to the current standard of care.

HTX-011 (ZYNRELEF in the European Union), an investigational non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. HTX-011 was granted Fast Track designation from the FDA in the fourth quarter of 2017 and Breakthrough Therapy designation in the second quarter of 2018. Heron submitted a New Drug Application (“NDA”) to the FDA for HTX-011 in October 2018 and received Priority Review designation in December 2018. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls (“CMC”) issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. The European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for ZYNRELEF in July 2020. The CHMP’s positive opinion will now be reviewed by the European Commission (“EC”), with a final decision on the Marketing Authorisation Application (“MAA”) expected in the coming months. An EC marketing authorisation through the Centralised Procedure is valid in all 27 European Union member countries as well as the European Economic Area countries. The CHMP recommended that ZYNRELEF be indicated for treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. Heron’s New Drug Submission (“NDS”) for HTX-011 for the management of postoperative pain was granted Priority Review status by Health Canada in October 2019 and accepted by Health Canada in November 2019. Heron is working to respond to a list of questions received from Health Canada in July 2020.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the European Union). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. The study initiation follows clearance from the FDA of our Investigational New Drug application for HTX-034 for the treatment of postoperative pain.

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

In July 2020, we announced the initiation of the GUARDS-1 Study, a Phase 2 clinical study evaluating CINVANTI in early hospitalized patients with COVID-19. GUARDS-1, also referred to as Study HTX-019-202, is a randomized, placebo-controlled, double-blinded, Phase 2 study designed to investigate the efficacy and safety of adding daily dosing of CINVANTI for 14 days as a 2-minute intravenous injection to standard of care to reduce mortality and the need for assisted ventilation in early hospitalized adult patients with a confirmed severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infection. The use of remdesivir through the Emergency Use Authorization and dexamethasone as standard of care are both permitted in the study. The study will include up to approximately 100 adult patients who are hospitalized with a confirmed SARS-CoV-2 infection less than 24 hours prior to randomization. Importantly, the participating clinical study sites have a high concentration of racial and ethnic minority patients affected by COVID-19. Heron’s rationale for the investigation of CINVANTI for the treatment of COVID-19 is based on multiple potential mechanisms for activity. Suppressing the cytokine storm could be a crucial step to prevent the clinical deterioration of patients with COVID-19. Administration of aprepitant injectable emulsion to these patients is expected to decrease the production and release of inflammatory cytokines mediated by the binding of substance P to NK1 receptors, which could prevent the progression of lung injury to acute respiratory distress syndrome. A hallmark of COVID-19 is a non-productive neurogenic cough, likely due to the increased susceptibility of lung tissue to neurogenic inflammation caused by the disease. Recent studies have demonstrated that administration of oral aprepitant resulted in significantly decreased severity of cough in patients with neurogenic cough associated with advanced lung cancer. Additionally, aprepitant may have direct antiviral activity. Using a computational screening approach, aprepitant was found to have the ability to form hydrogen bonds to key residues within the binding pocket of the main protease of SARS-CoV-2, which is a key enzyme required for replication. CINVANTI is approved for administration as a 2-minute intravenous injection. For these potential benefits, the plasma concentrations of aprepitant produced with the 2-minute intravenous injection of CINVANTI could provide a unique advantage over other methods of administration.

Pain Management Product Portfolio

HTX-011 (ZYNRELEF in the European Union)

HTX-011 (ZYNRELEF in the European Union), an investigational non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 (ZYNRELEF in the European Union) was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction.

We submitted an NDA to the FDA for HTX-011 in October 2018 and received Priority Review designation in December 2018. A CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage.

In March 2019, the MAA for ZYNRELEF was validated by the EMA. Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for ZYNRELEF based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The EMA’s CHMP adopted a positive opinion for ZYNRELEF in July 2020. The CHMP’s positive opinion will now be reviewed by the EC, with a final decision on the MAA expected in the coming months. An EC marketing authorisation through the Centralised Procedure is valid in all 27 European Union member countries as well as the European Economic Area countries. The CHMP recommended that ZYNRELEF be indicated for treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults.

In December 2019, the NDS for HTX-011 was granted Priority Review status and accepted by Health Canada. Health Canada’s Priority Review status provides an accelerated 6-month review target for the NDS. Heron is working to respond to a list of questions received from Health Canada in July 2020.

In December 2019, data supporting the novel mechanism of action for the investigational non-opioid HTX-011 were published online by the Regional Anesthesia & Pain Medicine (“RAPM”) journal. The article, entitled “Mechanism of action of HTX-011: a novel, extended-release, dual-acting local anesthetic formulation for postoperative pain,” also was published in the February 2020 print issue.

In May 2020, the results from Study 209, a Phase 2b study of the investigational agent HTX-011 in primary unilateral total knee arthroplasty (“TKA”) were published online by The Journal of Arthroplasty in an article entitled “HTX-011 Reduced Pain and Opioid Use After Primary Total Knee Arthroplasty: Results of a Randomized Phase 2b Trial.” All primary and key secondary endpoints in Study 209 were achieved, with HTX-011 demonstrating statistically significant reductions in pain intensity following surgery.

Follow-on and Real-world Study Results

In October 2019, we reported positive topline results of a multi-center postoperative pain management study in which 51 patients undergoing TKA surgery received HTX-011 together with a scheduled postoperative regimen of generic oral analgesics (acetaminophen and celecoxib). Designed as a follow-on study to Study 209 that was completed in 2018, this study was designed to evaluate the decrease in pain and opioid use with HTX-011 when used together with a regimen of generic oral analgesics. In Study 209, HTX-011 significantly reduced pain and opioid use compared to placebo through 72 hours and significantly reduced pain compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control, using a last observation carried forward (“LOCF”) analysis. This study included the same multimodal, oral analgesic regimen as a prior published study with liposomal bupivacaine in TKA (Mont doi: 10.1016/j.arth.2017.07.024).

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

HTX-034

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the European Union). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days.

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. The HTX-034 study is a randomized, active-controlled, double-blinded, Phase 1b/2 study in patients undergoing bunionectomy with an osteotomy and internal fixation. The study will evaluate the safety and efficacy of HTX-034 compared to bupivacaine solution, the current standard‑of-care local anesthetic for postoperative pain control. The Phase 1b portion of the study is intended to select the optimal dose for the Phase 2 expansion portion.

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

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Net Product Sales

Net product sales for the three and six months ended June 30, 2020 were $22.7 million and $48.1 million, respectively, compared to $36.7 million and $68.3 million, respectively, for the same periods in 2019. For the three and six months ended June 30, 2020, net product sales of CINVANTI were $22.6 million and $47.8 million, respectively, compared to $33.2 million and $61.2 million, respectively, for the same periods in 2019. For the three and six months ended June 30, 2020, net product sales of SUSTOL were $0.1 million and $0.3 million, respectively, compared to $3.5 million and $7.1 million, respectively, for the same periods in 2019. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL, which will continue to result in significantly lower SUSTOL net product sales in future periods. We expect the impact of the generic arbitrage to be resolved in 2020, with a return to growth for net product sales of both CINVANTI and SUSTOL in 2021 and beyond.

Cost of Product Sales

For the three and six months ended June 30, 2020, cost of product sales was $9.0 million and $19.6 million, respectively, compared to $13.6 million and $28.6 million, respectively, for the same periods in 2019. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the six months ended June 30, 2019 included charges resulting from the write-off of short-dated SUSTOL inventory of $1.6 million.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
HTX-011-related costs	$24,422	$23,215	$41,653	$48,447
HTX-034-related costs	1,267	1,963	2,188	2,871
CINVANTI-related costs	1,777	1,551	2,939	3,639
SUSTOL-related costs	677	697	1,556	1,184
Personnel costs and other expenses	11,180	9,565	22,594	18,498
Stock-based compensation expense	4,681	4,434	9,968	9,758
Total research and development expense	$44,004	$41,425	$80,898	$84,397

For the three months ended June 30, 2020, research and development expense was $44.0 million, compared to $41.4 million for the same period in 2019. This increase was primarily due to increases in personnel costs and other expenses of $1.6 million and costs related to HTX-011 (ZYNRELEF in the European Union) of $1.2 million, partially offset by a decrease in costs related to HTX-034 of $0.7 million.

For the six months ended June 30, 2020, research and development expense was $80.9 million, compared to $84.4 million for the same period in 2019. This decrease was primarily due to a decrease in costs related to HTX-011 (ZYNRELEF in the European Union), CINVANTI and HTX-034 of $6.8 million, $0.7 million and $0.7 million, respectively, partially offset by an increase in personnel costs and other expenses of $4.1 million.

General and Administrative Expense

For the three months ended June 30, 2020 and 2019, general and administrative expense remained consistent at $9.8 million. For the six months ended June 30, 2020, general and administrative expense was $20.2 million, compared to $19.4 million for the same period in 2019. This increase was primarily due to an increase in facility-related costs resulting from the expansion of our office space in San Diego, California.

Sales and Marketing Expense

For the three and six months ended June 30, 2020, sales and marketing expense was $15.6 million and $35.8 million, respectively, compared to $23.6 million and $52.4 million, respectively, for the same periods in 2019. These decreases were primarily due to one-time costs associated with the retirement of our President in February 2019, including stock-based compensation expense for stock options, and decreases in costs to support the ongoing commercialization of CINVANTI and SUSTOL, partially offset by an increase in costs to support the launch preparation activities for HTX-011 (ZYNRELEF in the European Union).

Other Income, Net

For the three and six months ended June 30, 2020, other income, net was $0.6 million and $1.7 million, respectively, compared to $1.6 million and $3.2 million, respectively, for the same periods in 2019. These decreases were primarily due to interest income earned on our short-term investments.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $300.8 million, compared to $391.0 million as of December 31, 2019. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short‑term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and six months ended June 30, 2020 was $55.2 million and $106.8 million, or $0.61 per share and $1.18 per share, respectively, compared to a net loss of $50.2 million and $113.2 million, or $0.63 per share and $1.43 per share, respectively, for the same periods in 2019.

Our net cash used for operating activities for the six months ended June 30, 2020 was $90.2 million, compared to $72.1 million for the same period in 2019. The increase in net cash used for operating activities was primarily due to changes in working capital, partially offset by a decrease in net loss and stock-based compensation expense.

Our net cash provided by investing activities for the six months ended June 30, 2020 was $96.2 million, compared to $75.9 million for the same period in 2019. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $99.9 million for the six months ended June 30, 2020, compared to $80.2 million for the same period in 2019.

Our net cash provided by financing activities for the six months ended June 30, 2020 was $2.8 million, compared to $17.4 million for the same period in 2019. The decrease in cash provided by financing activities was due to a decrease of $14.9 million in net proceeds received from option exercises.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2020 and December 31, 2019. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

Risks Related to Our Business

We are substantially dependent on the commercial success of CINVANTI®, SUSTOL® and HTX-011 (ZYNRELEF™ in the European Union) and HTX-034, if approved, and if CINVANTI, SUSTOL or HTX-011 (ZYNRELEF in the European Union) or HTX-034, if approved, do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved. Although members of our management team have prior experience launching new drugs, CINVANTI and SUSTOL are the first two products that we have launched and, if HTX-011 (ZYNRELEF in the European Union) and HTX-034 are approved, they will be the third and fourth products that we launch, respectively.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved, may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

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

•	the cost-effectiveness of our products;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our products;

•	the size of the potential market for our products;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our products or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our products or similar classes of drugs;

•	product liability litigation alleging injuries relating to the products or similar classes of drugs;

•	our ability to maintain and defend our patents for CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, as well as our trade secrets;

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•

our ability to scale up manufacturing of HTX-011 (ZYNRELEF in the European Union) and HTX-034 and continue to have HTX-011 (ZYNRELEF in the European Union) manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034;

•	our ability to access third parties to manufacture and distribute our products on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our products;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our products;

•	the extent of the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic on our business;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our products.

Additionally, a Complete Response Letter (“CRL”) was received from the U.S. Food and Drug Administration (“FDA”) regarding the New Drug Application (“NDA”) for HTX-011 on June 26, 2020. The CRL states that the FDA was unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or Chemistry Manufacturing and Controls (“CMC”) issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. We cannot predict the outcome of any interactions that we might have with the FDA or when HTX-011 will receive marketing approval, if at all.

Our business will be adversely affected if, due to these or other factors, our commercialization of CINVANTI, SUSTOL or HTX-011 (ZYNRELEF in the European Union) or HTX-034, if approved, does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize CINVANTI, SUSTOL or HTX-011 (ZYNRELEF in the European Union) or HTX-034, if approved, our business and results of operations will suffer.

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) or HTX-034, if approved, or any other products we may develop, our product sales may be adversely affected.

We have established an internal sales organization for the sale, marketing and distribution of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved. In order to successfully commercialize any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved, or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

Our internal sales organization does not have expertise launching products on an international level and, therefore, we may not be able to successfully commercialize our products outside of the U.S. In order to commercialize products in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. If we decide to seek the assistance of third parties with international expertise to help commercialize our products outside of the U.S., we may not be successful in finding willing third parties and, even if we are able to find willing third parties, they might not be able to successfully obtain the approvals and take the steps needed to commercialize our products. If we decide to commercialize our products outside of the U.S. without the assistance of third parties with international expertise, it may take longer than expected to obtain the approvals and take the steps needed to commercialize our products. As a result, we may decide to delay or abandon development efforts in certain markets. Any such delay or abandonment may have an adverse effect on the benefits otherwise expected from marketing our products in foreign countries.

If we cannot establish satisfactory pricing of CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop commercially viable. Our ability to commercialize CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

Adoption of CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop. If CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we develop do not receive adequate reimbursement, our revenue could be severely limited.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT for Patients and Communities Act (“SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and HTX-034, if approved, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. As evidenced by proposals and initiatives such as these, low prices of our products in foreign jurisdictions may have a negative impact on the prices of our products in the U.S. For example, if legislation is passed that ties the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is approved for marketing in the European Union (“EU”) or elsewhere and is subject to pricing regulations that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of CINVANTI, SUSTOL, HTX-011 and HTX-034, if approved, or any other products that are approved for marketing. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which may have a material adverse effect on our business, financial condition and results of operations.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that HTX-011 (ZYNRELEF in the European Union), HTX-034, CINVANTI for the treatment of COVID-19 or any of our other product candidates will have favorable results in future studies or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical studies, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidates, including HTX-011 (ZYNRELEF in the European Union), shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Regulatory approval may also be delayed, limited or prevented by other factors. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Our evaluation of CINVANTI for the treatment of COVID-19 is at an early stage, and development of CINVANTI for the treatment of COVID-19 will require extensive testing and funding.

In July 2020, we announced the initiation of the GUARDS-1 Study, a Phase 2 clinical study evaluating CINVANTI in early hospitalized patients with COVID-19. GUARDS-1, also referred to as Study HTX-019-202, is a randomized, placebo-controlled, double-blinded, Phase 2 study designed to investigate the efficacy and safety of adding daily dosing of CINVANTI for 14 days as a 2-minute intravenous injection to standard of care to reduce mortality and the need for assisted ventilation in early hospitalized adult patients with a confirmed SARS-CoV-2 infection. Our clinical development program for CINVANTI as a potential treatment option for patients with COVID-19 is in early stages, and we may be unable to demonstrate that CINVANTI successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to these developmental efforts, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our drug, if developed, may not be partially or fully effective. In addition, another party may be successful in producing a more efficacious drug or other treatment for COVID-19, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential treatment.

Government entities may take actions that directly or indirectly have the effect of limiting opportunities for CINVANTI as a treatment for COVID-19.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share if we ultimately receive regulatory approval for CINVANTI as a treatment for COVID-19. COVID-19 treatments may also be subject to government pricing controls, which could adversely affect the profitability of any COVID-19 treatment we are able to develop and commercialize.

Interim, topline or preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We may publicly disclose interim, topline, or preliminary data from our clinical trials, such as the results from our Phase 3b clinical trial of HTX-011 (ZYNRELEF in the European Union) for patients undergoing total knee arthroplasty, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects.

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

In October 2017, we were granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we were granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we were granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future products that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. For example, despite receiving Fast Track designation, Breakthrough Therapy designation and Priority Review designation for HTX-011, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020, and there is no guarantee that approval will be received in a timely manner, or at all. The FDA may also withdraw Fast Track or Breakthrough Therapy designations if it determines that HTX-011 or any of our other future products that receive such designations no longer meet the relevant criteria.

Although foreign regulatory authorities have given HTX-011 (ZYNRELEF in the European Union) preferential designations intended to decrease the amount of time needed for regulatory approval, and the European Medicines Agency’s Committee for Medicinal Products for Human Use adopted a positive opinion for ZYNRELEF, there can be no assurance that HTX-011 (ZYNRELEF in the European Union) or any of our other future products that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In March 2019, the Marketing Authorisation Application (“MAA”) for ZYNRELEF was validated by the European Medicines Agency (“EMA”). Validation of the MAA confirms that the submission is complete and starts the EMA’s Centralised Procedure. The EMA granted eligibility to the Centralised Procedure for ZYNRELEF based on it meeting the criteria of a medicinal product constituting a significant scientific innovation. The Centralised Procedure allows applicants to receive a marketing authorisation that is valid throughout the EU. The EMA’s Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for ZYNRELEF in July 2020. The CHMP’s positive opinion will now be reviewed by the European Commission (“EC”), with a final decision on the MAA expected in the coming months. An EC marketing authorisation through the Centralised Procedure is valid in all 27 EU member countries as well as the European Economic Area countries. In December 2019, the New Drug Submission (“NDS”) for HTX-011 was granted Priority Review status and accepted by Health Canada. Health Canada’s Priority Review status provided an accelerated 6-month review target for the NDS. We are working to respond to a list of questions received from Health Canada in July 2020. Despite receiving these designations, and the EMA’s CHMP adoption of a positive opinion for ZYNRELEF, we can provide no assurances that ZYNRELEF in the EU, HTX-011 in Canada, or any of our other future products that receive such designations will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. Foreign regulatory authorities may also revoke designations previously given to our product candidates or elect to treat designated candidates in a manner different from what was originally indicated. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We have used contract research organizations (“CROs”) to oversee or provide selected services for our clinical trials for CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our product candidates, our clinical programs related to our product candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices and the Animal Welfare Act requirements. We, our CROs and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that on inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP. In addition, all of our clinical trials must be conducted with product produced under current Good Manufacturing Practices (“cGMP”). Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would increase our related expenses and delay the regulatory approval process.

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

If our suppliers and contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any other products we may develop, our costs will increase and our product sales may be severely hindered.

If in the future any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture our products in larger quantities and be able to show equivalency to the FDA in the manufacture of our products at commercial scale as compared to development batch size. The commercial success of our products will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled-up manufacturing for CINVANTI and SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for HTX-011 (ZYNRELEF in the European Union). We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

We depend on third-party suppliers and contract manufacturers to manufacture CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034. Our ability to successfully commercialize CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved, as well as any other products that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union) and HTX-034, or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any of our other product candidates may be in competition with other products for access to the facilities of third parties. Consequently, CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any of our other product candidates may be subject to manufacturing delays if our contractors give other companies’ products greater priority than our products. For this and other reasons, our third-party contract manufacturers may not be able to manufacture CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any of our other product candidates in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Certain of the components used in the manufacture of CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 and our other product candidates are sourced from a single vendor.

Some of the critical materials and components used in manufacturing CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 and our other product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our products also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including pandemics, acts of war or terrorism, or resource shortages. Such an interruption could increase our costs and, to the extent it impairs our ability to have sufficient inventory, cause us to lose revenue or market share.

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

We face intense competition from other companies developing products for the prevention of CINV, management of postoperative pain or treatment of COVID-19.

NK1 receptor antagonists are also administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. CINVANTI faces significant competition. Currently available NK1 receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co); EMEND® (aprepitant, marketed by Merck & Co, Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market. At present, no treatment has been approved for COVID-19. If we are able to successfully develop CINVANTI for the treatment of COVID-19, we will potentially compete with: ACTEMRA® (tocilizumab, marketed by Genentech, Inc., a member of the Roche Group); Jakafi®/Jakavi® (ruxolitinib, marketed in the U.S. by Incyte Corporation and outside of the U.S. by Novartis AG); ILARIS® (canakinumab, marketed by Novartis AG); remdesivir (an investigational nucleotide analog with broad-spectrum antiviral activity, currently under investigation by Gilead Sciences, Inc. and not approved anywhere globally for any use); tradipitant (an NK1 receptor antagonist currently under investigation by Vanda Pharmaceuticals Inc. pursuant to an exclusive worldwide license agreement with Eli Lilly and Company and not approved anywhere globally for any use); and potentially other products in development for the treatment of COVID-19 that reach the market.

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

If we are able to successfully develop HTX-011 (ZYNRELEF in the European Union) or HTX-034 for postoperative pain management, we will compete with MARCAINETM (bupivacaine, marketed by Hospira, Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.) and potentially other products in development for postoperative pain management that reach the market.

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

Our business, financial condition, results of operations and growth could be harmed by the effects of the ongoing COVID-19 pandemic and actions taken in response to the COVID-19 pandemic.

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our results of operations, cash flows and financial condition. We may experience disruptions that could severely impact our business, clinical trials and preclinical studies, such as:

•	decreased sales of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved;

•

fewer individuals undertaking or completing cancer treatments and elective surgeries, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19, or being unable to access care as a result of healthcare providers tending to COVID-19 patients;

•

our third-party contract manufacturers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved, or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

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

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain market position or increase market penetration for CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. In addition, the COVID-19 pandemic and actions taken in response to it by governments, businesses and individuals may give rise to or amplify the other risks discussed under this section entitled “Risk Factors.”

Natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages, could disrupt our investigational drug candidate development and approved drug commercialization efforts and adversely affect results.

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, European Commission, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.3 billion through June 30, 2020. We expect to continue to generate substantial losses over at least the next several years as we:

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

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our products, including our current work commercializing CINVANTI and SUSTOL and our anticipated work commercializing HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved. We will incur substantial expenses in our efforts to develop and commercialize our products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $300.8 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved; the degree of commercial success of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our products; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize, market and achieve market acceptance of CINVANTI, SUSTOL and HTX-011 (ZYNRELEF in the European Union) and HTX-034, if approved;

•	the status of regulatory approval of any pending applications with the FDA, or other regulators, as the case may be, and the costs involved with pursuing regulatory approvals;

•	the number and characteristics of product development programs we pursue and the pace of each program;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates;

•	the cost and timing of establishing or enlarging sales and marketing capabilities;

•	the cost of establishing supply arrangements for clinical and commercial development of our product candidates and any products that we may develop; and

•	the extent of the impact of the ongoing COVID-19 pandemic on our business.

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

There can be no assurance that if our clinical trials are successfully initiated and completed we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020, stating that it was unable to approve the application in its current form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. If we fail to successfully develop and commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development efforts and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of CINVANTI for the treatment of COVID-19, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any of our other product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow our product candidates’ development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Regulatory approval may also be delayed, limited or prevented by other factors. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. Additionally, in 2013, 2018 and 2019, the U.S. federal government entered shutdowns suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

Failure to obtain regulatory approval in international jurisdictions would prevent CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any other products we may develop from being marketed abroad.

In the event we pursue the right to market and sell CINVANTI, SUSTOL, HTX-011 (ZYNRELEF in the European Union), HTX-034 or any other products we may develop in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our products from such research may negatively impact reimbursement available for our products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and HTX-034, if approved, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. As evidenced by proposals and initiatives such as these, low prices of our products in foreign jurisdictions may have a negative impact on the prices of our products in the U.S. For example, if legislation is passed that ties the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is approved for marketing in the EU or elsewhere and is subject to pricing regulations that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our products, once approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

The pharmaceutical industry is subject to significant regulation and oversight pursuant to anti-kickback laws, false claims statutes and anti-corruption laws, which may result in significant additional expense and limit our ability to commercialize our products. In addition, any failure to comply with these regulations could result in substantial fines or penalties.

We are subject to health care fraud and abuse regulations that are enforced by the federal government and the states in which we conduct our business, as well as foreign jurisdictions in which we may conduct business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product with marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products with marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include, but are not limited to, the following:

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

•

federal “sunshine” laws, now known as Open Payments, that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “payment or transfer of value” made or distributed to physicians and teaching hospitals; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•

increasingly complex standards for complying with foreign laws and regulations, including those of the EU, that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, security and fraud laws may prove costly.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and gave California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information under the Health Insurance Portability and Accountability Act of 1996 and the Privacy Rule adopted pursuant thereto (“HIPAA”), the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, most healthcare providers who may prescribe products we sell and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2020, we had a total of 31 issued U.S. patents and an additional 42 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, CINVANTI is covered by 7 patents issued in the U.S. with expiration dates of September 2035. Currently, SUSTOL is covered by 8 patents issued in the U.S. and by 34 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. HTX-011 (ZYNRELEF in the European Union) is protected by 11 patents issued in the U.S. and by 26 patents issued in foreign countries including Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 (ZYNRELEF in the European Union) have expiration dates ranging from May 2021 to April 2035. HTX-034 is protected by 8 patents issued in the U.S. and by 7 patents issued in foreign countries including Australia, Canada, Japan, Mexico and Taiwan. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of June 30, 2020, we would be required to issue an aggregate of approximately 9.2 million shares, representing 9.2% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

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

Heron Therapeutics, Inc.

Date: August 5, 2020	/s/ Barry Quart
Barry Quart, Pharm.D.
President and Chief Executive Officer
(As Principal Executive Officer)

/s/ Robert Hoffman
Robert Hoffman
Chief Financial Officer and
Senior Vice President, Finance
(As Principal Financial and Accounting Officer)