Form 10-Q
period 2020-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2020-11-05
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 29, 2020 was 90,855,254.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$95,141	$71,898
Short-term investments	163,005	319,074
Accounts receivable, net	33,654	39,879
Inventory	42,749	24,968
Prepaid expenses and other current assets	16,446	23,245
Total current assets	350,995	479,064
Property and equipment, net	21,741	19,618
Right-of-use lease assets	16,941	13,754
Other assets	346	346
Total assets	$390,023	$512,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,067	$2,758
Accrued clinical and manufacturing liabilities	40,718	34,614
Accrued payroll and employee liabilities	13,235	15,248
Other accrued liabilities	22,009	36,535
Current lease liabilities	2,912	1,926
Convertible notes payable to related parties, net of discount	6,637	5,624
Total current liabilities	97,578	96,705
Non-current lease liabilities	15,298	12,242
Total liabilities	112,876	108,947
Stockholders’ equity:
Common stock	909	903
Additional paid-in capital	1,606,165	1,568,317
Accumulated other comprehensive income	540	85
Accumulated deficit	(1,330,467)	(1,165,470)
Total stockholders’ equity	277,147	403,835
Total liabilities and stockholders’ equity	$390,023	$512,782

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$19,965	$42,624	$68,033	$110,885
Operating expenses:
Cost of product sales	7,170	17,195	26,797	45,745
Research and development	49,182	34,708	130,080	119,105
General and administrative	9,482	8,597	29,723	28,023
Sales and marketing	12,515	16,977	48,300	69,344
Total operating expenses	78,349	77,477	234,900	262,217
Loss from operations	(58,384)	(34,853)	(166,867)	(151,332)
Other income, net	156	1,258	1,870	4,503
Net loss	(58,228)	(33,595)	(164,997)	(146,829)
Other comprehensive (loss) income:
Unrealized (losses) gains on short-term investments	(413)	(45)	455	190
Comprehensive loss	$(58,641)	$(33,640)	$(164,542)	$(146,639)
Basic and diluted net loss per share	$(0.64)	$(0.42)	$(1.82)	$(1.85)
Shares used in computing basic and diluted net loss per share	90,849	79,940	90,671	79,308

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	108	—	—	108
Issuance of common stock on exercise of stock options	70	—	504	—	—	504
Issuance of common stock on exercise of warrants	268	3	—	—	—	3
Stock-based compensation expense	—	—	11,974	—	—	11,974
Net loss	—	—	—	—	(51,579)	(51,579)
Net unrealized gain on short-term investments	—	—	—	623	—	623
Comprehensive loss	—	—	—	—	—	(50,956)
Balance as of March 31, 2020	90,642	906	1,580,903	708	(1,217,049)	365,468
Conversion benefit included in Convertible Notes issued	—	—	109	—	—	109
Issuance of common stock on exercise of stock options	54	1	804	—	—	805
Issuance of common stock under the employee stock purchase plan	124	1	1,506	—	—	1,507
Stock-based compensation expense	—	—	11,114	—	—	11,114
Net loss	—	—	—	—	(55,190)	(55,190)
Net unrealized gain on short-term investments	—	—	—	245	—	245
Comprehensive loss	—	—	—	—	—	(54,945)
Balance as of June 30, 2020	90,820	908	1,594,436	953	(1,272,239)	324,058
Conversion benefit included in Convertible Notes issued	—	—	111	—	—	111
Issuance of common stock on exercise of stock options	35	1	523	—	—	524
Stock-based compensation expense	—	—	11,095	—	—	11,095
Net loss	—	—	—	—	(58,228)	(58,228)
Net unrealized loss on short-term investments	—	—	—	(413)	—	(413)
Comprehensive loss	—	—	—	—	—	(58,641)
Balance as of September 30, 2020	90,855	$909	$1,606,165	$540	$(1,330,467)	$277,147

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Conversion benefit included in Convertible Notes issued	—	—	102	—	—	102
Issuance of common stock on exercise of stock options	732	7	6,532	—	—	6,539
Stock-based compensation expense	—	—	17,902	—	—	17,902
Net loss	—	—	—	—	(63,012)	(63,012)
Net unrealized gain on short-term investments	—	—	—	123	—	123
Comprehensive loss	—	—	—	—	—	(62,889)
Balance as of March 31, 2019	78,906	789	1,354,722	36	(1,023,733)	331,814
Conversion benefit included in Convertible Notes issued	—	—	103	—	—	103
Issuance of common stock on exercise of stock options	810	8	9,668	—	—	9,676
Issuance of common stock under the Employee Stock Purchase Plan	63	1	1,169	—	—	1,170
Stock-based compensation expense	—	—	12,706	—	—	12,706
Net loss	—	—	—	—	(50,222)	(50,222)
Net unrealized gain on short-term investments	—	—	—	112	—	112
Comprehensive loss	—	—	—	—	—	(50,110)
Balance as of June 30, 2019	79,779	798	1,378,368	148	(1,073,955)	305,359
Issuance of common stock in public offerings, net	—	—	(110)	—	—	(110)
Conversion benefit included in Convertible Notes issued	—	—	105	—	—	105
Issuance of common stock on exercise of stock options	251	2	4,022	—	—	4,024
Stock-based compensation expense	—	—	9,704	—	—	9,704
Net loss	—	—	—	—	(33,595)	(33,595)
Net unrealized loss on short-term investments	—	—	—	(45)	—	(45)
Comprehensive loss	—	—	—	—	—	(33,640)
Balance as of September 30, 2019	80,030	$800	$1,392,089	$103	$(1,107,550)	$285,442

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(164,997)	$(146,829)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	34,183	40,312
Depreciation and amortization	2,135	1,480
Amortization of debt discount	1,013	780
Realized gain on available-for-sale securities	—	(8)
Amortization of premium (accretion of discount) on short-term investments	39	(3,264)
Impairment of property and equipment	61	80
Loss on disposal of property and equipment	—	53
Change in operating assets and liabilities:
Accounts receivable	6,225	(2,303)
Inventory	(17,781)	14,860
Prepaid expenses and other assets	6,799	(5,549)
Accounts payable	9,309	(15,236)
Accrued clinical and manufacturing liabilities	6,104	1,603
Accrued payroll and employee liabilities	(2,013)	(3,263)
Other accrued liabilities	(13,343)	19,681
Net cash used for operating activities	(132,266)	(97,603)
Investing activities:
Purchases of short-term investments	(92,040)	(287,579)
Maturities and sales of short-term investments	248,525	395,406
Purchases of property and equipment	(4,319)	(3,251)
Net cash provided by investing activities	152,166	104,576
Financing activities:
Net proceeds from sale of common stock	—	(110)
Proceeds from stock option exercises	1,833	20,239
Proceeds from purchases under the Employee Stock Purchase Plan	1,507	1,170
Proceeds from warrant exercises	3	—
Net cash provided by financing activities	3,343	21,299
Net increase in cash and cash equivalents	23,243	28,272
Cash and cash equivalents at beginning of year	71,898	31,836
Cash and cash equivalents at end of period	$95,141	$60,108

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

In September 2020, our third commercial product, ZYNRELEF (also known as HTX-011) was granted a marketing authorization by the European Commission (“EC”). ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. The marketing authorization follows the European Medicines Agency’s positive opinion from the Committee for Medicinal Products from Human Use in July 2020. The EC’s centralized marketing authorization is valid for the 27 countries that are members of the European Union (“EU”), and the other countries in the European Economic Area (“EEA”). ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy, and at this time we anticipate making ZYNRELEF available to patients in Europe during the second half of 2021.

HTX-011 (ZYNRELEF in the EU and EEA) is an investigational agent in the United States and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the New Drug Application (“NDA”) received Priority Review designation. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. In September 2020, we announced a successful Type A meeting with the FDA in which alignment was reached on the plans for our resubmission of the NDA for HTX-011 for the management of postoperative pain in the fourth quarter of 2020. Our New Drug Submission for HTX-011 for the management of postoperative was accepted by Health Canada in November 2019. We are working to respond to a list of questions received from Health Canada in July 2020, and we anticipate up to a 300-day review period following our responsive submission.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the EU and EEA). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. The study initiation followed clearance from the FDA of our Investigational New Drug application for HTX-034 for the treatment of postoperative pain.

As of September 30, 2020 we had $258.1 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

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

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	As of September 30, 2020
Customer A	43.3%	42.8%	53.9%
Customer B	32.1%	33.8%	32.3%
Customer C	22.8%	21.7%	12.8%
Total	98.2%	98.3%	99.0%

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

As of September 30, 2020 and December 31, 2019, we determined that an allowance for doubtful accounts was not required. For the three and nine months ended September 30, 2020 and 2019, we did not write off any accounts receivable balances.

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

Product Sales

CINVANTI and SUSTOL are distributed in the U.S. through a limited number of Customers that resell CINVANTI and SUSTOL to healthcare providers and hospitals, the end users of CINVANTI and SUSTOL.

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

Net product sales for the three and nine months ended September 30, 2020 were $20.0 million and $68.0 million, respectively, compared to $42.6 million and $110.9 million, respectively, for the same periods in 2019. For the three and nine months ended September 30, 2020, net products sales of CINVANTI were $19.8 million and $67.6 million, respectively, compared to $36.4 million and $97.6 million, respectively, for the same periods in 2019. For the three and nine months ended September 30, 2020, net product sales of SUSTOL were $0.2 million and $0.4 million, respectively, compared to $6.2 million and $13.3 million, respectively, for the same periods in 2019.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2019	$2,351	$3,999	$21,589	$27,939
Provision	503	11,915	74,522	86,940
Payments/credits	(134)	(12,600)	(83,799)	(96,533)
Balance at September 30, 2020	$2,720	$3,314	$12,312	$18,346

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2020	2019
Stock options outstanding	16,082	13,079
Warrants outstanding	220	640
Shares of common stock underlying Convertible Notes outstanding	9,370	8,860

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$88,144	$88,144	$—	$—
U.S. treasury bills and government agency obligations	70,491	70,491	—	—
U.S. corporate debt securities	25,734	—	25,734	—
Foreign corporate debt securities	23,648	—	23,648	—
U.S. commercial paper	14,995	—	14,995	—
Foreign commercial paper	35,134	—	35,134	—
Total	$258,146	$158,635	$99,511	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$56,931	$56,931	$—	$—
U.S. treasury bills and government agency obligations	140,626	140,626	—	—
U.S. corporate debt securities	80,170	—	80,170	—
Foreign corporate debt securities	23,203	—	23,203	—
U.S. commercial paper	32,801	—	32,801	—
Foreign commercial paper	57,241	—	57,241	—
Total	$390,972	$197,557	$193,415	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of September 30, 2020, cash equivalents included $7.0 million of available-for-sale securities with contractual maturities of three months or less. As of September 30, 2020, short-term investments included $163.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2019, cash equivalents included $15.0 million of available-for-sale securities with contractual maturities of three months or less. As of December 31, 2019, short-term investments included $279.7 million of available-for-sale securities with contractual maturities of three months to one year and $39.4 million of available-for-sale securities with contractual maturities greater than one year. The money market funds as of September 30, 2020 and December 31, 2019 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at September 30, 2020 do not have a readily available market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$70,175	$316	$—	$70,491
U.S. corporate debt securities	25,624	110	—	25,734
Foreign corporate debt securities	23,534	114	—	23,648
U.S. commercial paper	14,995	—	—	14,995
Foreign commercial paper	28,137	—	—	28,137
Total	$162,465	$540	$—	$163,005

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$140,567	$59	$—	$140,626
U.S. corporate debt securities	80,159	11	—	80,170
Foreign corporate debt securities	23,188	15	—	23,203
U.S. commercial paper	32,801	—	—	32,801
Foreign commercial paper	42,274	—	—	42,274
Total	$318,989	$85	$—	$319,074

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2020 and 2019.

Realized gains and losses associated with our available-for-sale securities, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended September 30, 2020 and 2019. We did not recognize any realized gains or losses during the nine months ended September 30, 2020. We recognized $8,000 of realized gains during the nine months ended September 30, 2019.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$19,215	$6,635
Work in process	12,098	12,571
Finished goods	11,436	5,762
Total inventory	$42,749	$24,968

As of September 30, 2020, total inventory included $39.7 million related to CINVANTI and $3.0 million related to SUSTOL. As of December 31, 2019, total inventory included $23.5 million related to CINVANTI and $1.5 million related to SUSTOL. In addition, cost of product sales for the three and nine months ended September 30, 2019 included charges of $1.7 million and $3.3 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

In December 2019, we amended our existing operating lease for laboratory and office space in San Diego, California to expand the office space by an additional 21,180 square feet (“Lease Amendment”). The Lease Amendment commenced on January 1, 2020 and expires on December 31, 2025. We have an option to extend the lease for an additional 5 years on expiration.

As of September 30, 2020, our operating lease for laboratory and office space in San Diego, California had a remaining lease term of 63 months.

On January 1, 2019, on the adoption of Topic 842, we recognized initial ROU lease assets of $13.7 million and initial lease liabilities of $14.5 million. The option to extend our operating lease in San Diego was not recognized as part of our lease liability and ROU lease assets. During the three and nine months ended September 30, 2020, we recognized $0.9 million and $2.9 million, respectively, of operating lease expense and we paid $1.0 million and $2.7 million, respectively, for our operating leases.

Future minimum lease payments under our operating leases as of September 30, 2020 are as follows (in thousands):

2020	$966
2021	3,942
2022	4,058
2023	4,178
2024	4,274
Thereafter	4,379
Total future minimum lease payments	$21,797
Less: discount	(3,587)
Total lease liabilities	$18,210

8. Secured Notes to Related Party

Convertible Notes

In April 2011, we entered into a securities purchase agreement for a private placement of up to $4.5 million in Convertible Notes with certain investors, including Tang Capital Partners, LP (“TCP”). TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin Tang, who served as a director at the time. At the time of issuance, the terms of the Convertible Notes were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. We received a total of $4.3 million, net of issuance costs, from the issuance of these Convertible Notes.

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

As of September 30, 2020, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the nine months ended September 30, 2020, accrued interest of $0.3 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.3 million. For each of the three months ended September 30, 2020 and 2019, interest expense relating to the stated rate was $0.1 million. For the three months ended September 30, 2020, interest expense relating to the amortization of the debt discount was $0.4 million. For the three months ended September 30, 2019, interest expense relating to the amortization of the debt discount was $0.3 million. For each of the nine months ended September 30, 2020 and 2019, interest expense relating to the stated rate was $0.3 million. For the nine months ended September 30, 2020 and 2019, interest expense relating to the amortization of the debt discount was $1.0 million and $0.8 million, respectively.

As of September 30, 2020, the carrying value of the Convertible Notes was $6.6 million, which is comprised of the $7.5 million principal amount of the Convertible Notes outstanding, less debt discount of $0.9 million. As of September 30, 2020, the Convertible Notes were convertible into 9.4 million shares of our common stock.

9. Stockholders’ Equity

Common Stock Offering

In October 2019, we sold 9.9 million shares of our common stock at a public offering price of $17.50 per share. We received total net cash proceeds of $162.2 million (net of $10.3 million in issuance costs) from the sale of the common stock.

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the nine months ended September 30, 2020, warrant holders exercised 267,870 warrants, which resulted in the issuance of 267,870 shares for net cash proceeds of $2,679. As of September 30, 2020, 195,574 warrants from the June 2014 public offering remain outstanding.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Balance at December 31, 2019	16,665	$20.47	7.87
Granted	316	$18.32
Exercised	(159)	$11.54
Expired and forfeited	(740)	$21.92
Balance at September 30, 2020	16,082	$20.45	7.06

For the nine months ended September 30, 2020, 159,000 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $1.8 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$4,612	$4,365	$14,580	$14,123
General and administrative	3,277	2,939	10,012	10,333
Sales and marketing	3,206	2,400	9,591	15,856
Total stock-based compensation expense	$11,095	$9,704	$34,183	$40,312

As of September 30, 2020, there was $90.9 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.5 years.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2020	2019
Risk-free interest rate	0.9%	2.1%
Dividend yield	0.0%	0.0%
Volatility	67.3%	67.4%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended September 30, 2020 and 2019.

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2020.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding an uncertain income tax position included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020, continue to be accurate for the three and nine months ended September 30, 2020.

11. Subsequent Events

In October 2020, we implemented changes to our organizational structure. In connection with the reorganization, we will provide employees one-time severance payments upon termination, continued benefits for a specified period of time, outplacement services and certain stock option modifications. We expect to incur total expenses of $5.6 million, $2.5 million of which is primarily for severance and $3.1 million for non-cash, stock-based compensation expense related to stock option modifications. We expect that the cash payments due under the reorganization will be substantially complete by the end of 2020.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) in the United States, and ZYNRELEF™ in the European Union (“EU”), and the other countries in the European Economic Area (“EEA”) (our “Products”) and HTX-011 and HTX-034 (our “Product Candidates”) and our positioning relative to competing products;

•

our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and our Product Candidates, if approved, or any product candidates we may develop;

•	whether study results of our Products and Product Candidates are indicative of the results in future studies;
•	the commercial launch of ZYNRELEF in Europe and the potential regulatory approval for and commercial launch of our Product Candidates, if approved;
•	the potential market opportunities for our Products and our Product Candidates, if approved;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
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

•	our ability to successfully develop and achieve regulatory approval for other future product candidates utilizing our proprietary Biochronomer® drug delivery technology (“Biochronomer Technology”);
•	our ability to establish key collaborations and vendor relationships for our Products and our Product Candidates;
•	our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•	unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment;

•	our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;
•

uncertainties associated with obtaining and enforcing patents and trade secrets to protect our Products, our Product Candidates and our technology, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

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

In September 2020, our third commercial product, ZYNRELEF (also known as HTX-011) was granted a marketing authorization by the European Commission (“EC”). ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. The marketing authorization follows the European Medicines Agency’s (“EMA”) positive opinion from the Committee for Medicinal Products from Human Use (“CHMP”) in July 2020. The EC’s centralized marketing authorization is valid for the 27 countries that are members of the European Union (“EU”), and the other countries in the European Economic Area (“EEA”). ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy, and at this time we anticipate making ZYNRELEF available to patients in Europe during the second half of 2021.

HTX-011 (ZYNRELEF in the EU and EEA) is an investigational agent in the United States and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the New Drug Application (“NDA”) received Priority Review designation. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. In September 2020, we announced a successful Type A meeting with the FDA in which alignment was reached on the plans for our resubmission of the NDA for HTX-011 for the management of postoperative pain in the fourth quarter of 2020. Our New Drug Submission (“NDS”) for HTX-011 for the management of postoperative pain was accepted by Health Canada in November 2019. We are working to respond to a list of questions received from Health Canada in July 2020, and we anticipate up to a 300-day review period following our responsive submission.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the EU and EEA). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. The study initiation followed clearance from the FDA of our Investigational New Drug application for HTX-034 for the treatment of postoperative pain.

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

In July 2020, we announced the initiation of the GUARDS-1 Study, a Phase 2 clinical study evaluating CINVANTI in early hospitalized patients with COVID-19. GUARDS-1, also referred to as Study HTX-019-202, is a randomized, placebo-controlled, double-blinded, Phase 2 study designed to investigate the efficacy and safety of adding daily dosing of CINVANTI for 14 days as a 2-minute intravenous injection to standard of care to reduce mortality and the need for assisted ventilation in early hospitalized adult patients with a confirmed severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infection. The study will include up to approximately 100 adult patients who are hospitalized with a confirmed SARS-CoV-2 infection less than 24 hours prior to randomization. Heron’s rationale for the investigation of CINVANTI for the treatment of COVID-19 is based on multiple potential mechanisms for activity, including decreasing the production and release of inflammatory cytokines to prevent the progression of lung injury to acute respiratory distress syndrome, decreasing severity of cough in patients with neurogenic cough, and antiviral activity. CINVANTI is approved for administration as a 2-minute intravenous injection. For these potential benefits, the plasma concentrations of aprepitant produced with the 2-minute intravenous injection of CINVANTI could provide a unique advantage over other methods of administration.

Pain Management Product Portfolio

ZYNRELEF (HTX-011)

ZYNRELEF, our third commercial product, was granted a marketing authorization by the EC in September 2020. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. The marketing authorization follows the EMA’s positive opinion from the CHMP in July 2020. The EC’s centralized marketing authorization is valid for the 27 countries that are members of the EU, and the other countries in the EEA. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, HTX-011 was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy, and at this time we anticipate making ZYNRELEF available to patients in Europe during the second half of 2021.

HTX-011 (ZYNRELEF in the EU and EEA) is an investigational agent in the United States and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the NDA received Priority Review designation. A CRL was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. In September 2020, we announced a successful Type A meeting with the FDA in which alignment was reached on the plans for our resubmission of the NDA for HTX-011 for the management of postoperative pain in the fourth quarter of 2020.

In November 2019, the NDS for HTX-011 was accepted by Health Canada. We are working to respond to a list of questions received from Health Canada in July 2020, and we anticipate up to a 300-day review period following our responsive submission.

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

In September 2020, the results from the EPOCH 2 follow-on hernia study of HTX-011 were published online by the Surgery journal. The article, entitled “Opioid-free recovery following herniorrhaphy with HTX-011 as the foundation of a multimodal analgesic regimen,” also was published in the November 2020 print issue.

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

In May 2020, the results from Study 209, a Phase 2b study of the investigational agent HTX-011 in primary unilateral total knee arthroplasty (“TKA”) were published online by The Journal of Arthroplasty. The article, entitled “HTX-011 Reduced Pain and Opioid Use After Primary Total Knee Arthroplasty: Results of a Randomized Phase 2b Trial,” also was published in the October 2020 print issue. All primary and key secondary endpoints in Study 209 were achieved, with HTX-011 demonstrating statistically significant reductions in pain intensity following surgery.

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

HTX-034

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the EU and EEA). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Net Product Sales

Net product sales for the three and nine months ended September 30, 2020 were $20.0 million and $68.0 million, respectively, compared to $42.6 million and $110.9 million, respectively, for the same periods in 2019. For the three and nine months ended September 30, 2020, net product sales of CINVANTI were $19.8 million and $67.6 million, respectively, compared to $36.4 million and $97.6 million, respectively, for the same periods in 2019. For the three and nine months ended September 30, 2020, net product sales of SUSTOL were $0.2 million and $0.4 million, respectively, compared to $6.2 million and $13.3 million, respectively, for the same periods in 2019. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL, which will continue to result in significantly lower SUSTOL net product sales in future periods. We expect the impact of the generic arbitrage to be resolved in 2020, with a return to growth for net product sales of both CINVANTI and SUSTOL in 2021 and beyond.

Cost of Product Sales

For the three and nine months ended September 30, 2020, cost of product sales was $7.2 million and $26.8 million, respectively, compared to $17.2 million and $45.7 million, respectively, for the same periods in 2019. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the three and nine months ended September 30, 2019 included charges resulting from the write-off of short-dated SUSTOL inventory of $1.7 million and $3.3 million, respectively.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
HTX-011-related costs	$29,430	$18,218	$71,082	$66,665
HTX-034-related costs	1,677	1,041	3,865	3,912
CINVANTI-related costs	2,271	261	5,210	3,900
SUSTOL-related costs	373	642	1,930	1,826
Personnel costs and other expenses	10,819	10,181	33,413	28,679
Stock-based compensation expense	4,612	4,365	14,580	14,123
Total research and development expense	$49,182	$34,708	$130,080	$119,105

For the three months ended September 30, 2020, research and development expense was $49.2 million, compared to $34.7 million for the same period in 2019. This increase was primarily due to increases in costs related to HTX-011 (ZYNRELEF in the EU and EEA) and CINVANTI of $11.2 million and $2.0 million, respectively.

For the nine months ended September 30, 2020, research and development expense was $130.1 million, compared to $119.1 million for the same period in 2019. This increase was primarily due to an increase in personnel costs and other expenses of $4.7 million, as well as costs related to HTX-011 (ZYNRELEF in the EU and EEA) and CINVANTI of $4.4 million and $1.3 million, respectively.

General and Administrative Expense

For the three and nine months ended September 30, 2020, general and administrative expense was $9.5 million and $29.7 million, respectively, compared to $8.6 million and $28.0 million for the same periods in 2019. This increase was primarily due to an increase in facility-related costs resulting from the expansion of our office space in San Diego, California.

Sales and Marketing Expense

For the three and nine months ended September 30, 2020, sales and marketing expense was $12.5 million and $48.3 million, respectively, compared to $17.0 million and $69.3 million, respectively, for the same periods in 2019. These decreases were primarily due to one-time costs associated with the retirement of our President in February 2019, including stock-based compensation expense for stock options. For the three months ended September 30, 2020, the decrease was also due to a decrease in costs to support the launch preparation activities for HTX-011 (ZYNRELEF in the EU and EEA). For the nine months ended September 30, 2020, the decrease was also due to a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL.

Other Income, Net

For the three and nine months ended September 30, 2020, other income, net was $0.2 million and $1.9 million, respectively, compared to $1.3 million and $4.5 million, respectively, for the same periods in 2019. These decreases were primarily due to interest income earned on our short-term investments.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $258.1 million, compared to $391.0 million as of December 31, 2019. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short‑term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and nine months ended September 30, 2020 was $58.2 million and $165.0 million, or $0.64 per share and $1.82 per share, respectively, compared to a net loss of $33.6 million and $146.8 million, or $0.42 per share and $1.85 per share, respectively, for the same periods in 2019.

Our net cash used for operating activities for the nine months ended September 30, 2020 was $132.3 million, compared to $97.6 million for the same period in 2019. The increase in net cash used for operating activities was primarily due to changes in working capital and an increase in net loss, partially offset by a decrease in stock-based compensation expense.

Our net cash provided by investing activities for the nine months ended September 30, 2020 was $152.2 million, compared to $104.6 million for the same period in 2019. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $156.5 million for the nine months ended September 30, 2020, compared to $107.8 million for the same period in 2019.

Our net cash provided by financing activities for the nine months ended September 30, 2020 was $3.3 million, compared to $21.3 million for the same period in 2019. The decrease in cash provided by financing activities was due to a decrease of $18.4 million in net proceeds received from option exercises.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2020 and December 31, 2019. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business

We are substantially dependent on the commercial success of CINVANTI®, SUSTOL® and HTX-011 and HTX-034, if approved, and if these products and product candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize CINVANTI and SUSTOL (together with ZYNRELEF™ in the European Union, and the other countries in the European Economic Area, our “Products”) and HTX-011 and HTX-034, if approved (our “Product Candidates”) in the United States (“U.S.”). Although members of our management team have prior experience launching new drugs, CINVANTI and SUSTOL are the first two products that we have launched and, if HTX-011 and HTX-034 are approved in the U.S., they will be the third and fourth products that we launch in the U.S., respectively. ZYNRELEF, approved for commercial sale in the European Union (“EU”), and the other countries in the European Economic Area (“EEA”), would be our first product to be made commercially available in Europe. HTX-011, if approved in Canada, would be our first product to be made commercially available in Canada.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of our Products and our Product Candidates, may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

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

•	the cost-effectiveness of our Products and our Product Candidates;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our Products and our Product Candidates;

•	the size of the potential market for our Products and our Product Candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our Product Candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our Product Candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our Product Candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our Product Candidates and our proprietary Biochronomer® drug delivery technology (“Biochronomer Technology”);

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•

our ability to scale up manufacturing of HTX-011 (ZYNRELEF in the EU and EEA) and HTX-034 and continue to have HTX-011 (ZYNRELEF in the EU and EEA) manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture our Products and our Product Candidates;

•	our ability to access third parties to manufacture and distribute our Products and our Product Candidates on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our Products and our Product Candidates;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our Products and our Product Candidates;

•	the extent of the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic on our business;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our Products and our Product Candidates.

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

Our business will be adversely affected if, due to these or other factors, our commercialization of our Products and our Product Candidates does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize our Products and our Product Candidates our business and results of operations will suffer.

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market our Products, our Product Candidates or any other products we may develop, our sales may be adversely affected.

We have established an internal sales organization for the sale, marketing and distribution of our Products and our Product Candidates in the U.S. In order to successfully commercialize ZYNRELEF in the EU and EEA, HTX-011 in Canada, and any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products, our Product Candidates or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

Our internal sales organization does not have expertise launching products on an international level and, therefore, we may not be able to successfully commercialize our Products and our Product Candidates outside of the U.S. In order to commercialize our Products and our Product Candidates in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. If we decide to seek the assistance of third parties with international expertise to help commercialize our Products and our Product Candidates outside of the U.S., we may not be successful in finding willing third parties and, even if we are able to find willing third parties, they might not be able to successfully obtain the approvals and take the steps needed to commercialize our Products and our Product Candidates. If we decide to commercialize our Products or our Product Candidates outside of the U.S. without the assistance of third parties with international expertise, it may take longer than expected to obtain the approvals and take the steps needed to commercialize such Products or Product Candidates. As a result, we may decide to delay or abandon development efforts in certain markets. Any such delay or abandonment may have an adverse effect on the benefits otherwise expected from marketing our Products or our Product Candidates in foreign countries.

If we cannot establish satisfactory pricing of our Products, our Product Candidates or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make our Products, our Product Candidates or any other products we may develop commercially viable. Our ability to commercialize our Products, our Product Candidates or any other products we may develop successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

Adoption of our Products, our Product Candidates or any other products we may develop by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, our Products, our Product Candidates or any other products we may develop may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for our Products, our Product Candidates or any other products we may develop and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our Products, our Product Candidates or any other products we may develop. If our Products, our Product Candidates or any other products we develop do not receive adequate reimbursement, our revenue could be severely limited.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products or Product Candidates from such research may negatively impact reimbursement available for our Products or our Product Candidates. Similarly, the SUPPORT for Patients and Communities Act (“SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and HTX-034, if approved, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. Additionally, on September 13, 2020, an Executive Order was signed furthering these initiatives, creating a “most-favored-nation” policy and directing the U.S. Secretary of Health and Human Services to develop and implement rulemaking and payment plans that would limit the amount paid by Medicare for certain pharmaceutical products to the lowest prices (after certain adjustments) of such products paid in certain other countries. As evidenced by proposals and initiatives such as these, low prices of our Products or our Product Candidates in foreign jurisdictions may have a negative impact on the prices of our Products or our Product Candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published a final rule establishing a legal framework for the importation of certain prescription drugs from Canada with the stated purpose of achieving a significant reduction in the cost of covered products to the American consumer while posing no additional risk to the public’s health and safety (the “Importation Rule”). Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or Product Candidates that are also approved in Canada and potentially have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products, our Product Candidates or any other products we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of our Products, our Product Candidates or any other products that are approved for marketing in the U.S. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which may have a material adverse effect on our business, financial condition and results of operations.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that HTX-011, HTX-034, CINVANTI for the treatment of COVID-19 or any of our other future product candidates will have favorable results in future studies or receive regulatory approval.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies will succeed. Even if our Product Candidates or other future product candidates achieve positive results in early-stage preclinical studies or clinical studies, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any of our Product Candidates, including HTX-011 and any other future product candidates, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any Product Candidate or other future product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Regulatory approval may also be delayed, limited or prevented by other factors. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. If we delay or abandon our efforts to develop any of our Product Candidates or other future product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our other future products that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we were granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we were granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we were granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future products that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. For example, despite receiving Fast Track designation, Breakthrough Therapy designation and Priority Review designation for HTX-011, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020, and there is no guarantee that approval will be received in a timely manner, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that HTX-011 or any of our other future products that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We have used contract research organizations (“CROs”) to oversee or provide selected services for our clinical trials for our Products and our Product Candidates, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our Product Candidates, our clinical programs related to our Product Candidates could be delayed, terminated or unsuccessful, and we may not be able to obtain regulatory approval for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

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

If our suppliers and contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products, our Product Candidates or any other products we may develop, our costs will increase and our product sales may be severely hindered.

If in the future any of our Product Candidates are approved for commercial sale, we will need to be able to consistently manufacture such Product Candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such Product Candidates at commercial scale as compared to development batch size. The commercial success of our Products and our Product Candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled-up manufacturing for CINVANTI and SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for HTX-011 (ZYNRELEF in the EU and EEA). We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

We depend on third-party suppliers and contract manufacturers to manufacture our Products and our Product Candidates, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and our Product Candidates. Our ability to successfully commercialize our Products and our Product Candidates, as well as any other products that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of our Products and our Product Candidates, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of our Products and our Product Candidates, and we have a long-term agreement for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of our Products, our Product Candidates or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA and foreign regulatory requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA or foreign regulatory requirements. They may be required to pass an FDA pre-approval inspection for conformity with cGMP before we can obtain approval to manufacture our Products and our Product Candidates and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale-up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our Product Candidates, cost overruns or other problems that could seriously harm our business. Not complying with FDA or foreign regulatory requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our Product Candidates and delay our business development activities. In addition, such failure could be the basis for the FDA or foreign regulators to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

Our Products, our Product Candidates and any other products we may develop may be in competition with other products for access to the facilities of third parties. Consequently, our Products, our Product Candidates and any other products we may develop may be subject to manufacturing delays if our contractors give other companies’ products greater priority than ours. For this and other reasons, our third-party contract manufacturers may not be able to manufacture our Products, our Product Candidates and any other products we may develop in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our Product Candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Certain of the components used in the manufacture of our Products, our Product Candidates and our other product candidates are sourced from a single vendor.

Some of the critical materials and components used in manufacturing our Products, our Product Candidates and our other product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products and our Product Candidates also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including pandemics, acts of war or terrorism, or resource shortages. Such an interruption could increase our costs and, to the extent it impairs our ability to have sufficient inventory, cause us to lose revenue or market share.

We have, or may have, significant inventory levels of drug products, and write-downs related to the impairment of those inventories may adversely impact or delay our profitability.

We have, or may have, significant inventory levels of drug products, and we may increase those inventory levels as we continue to commercialize our Products and our Product Candidates. We determine inventory levels of drug products based on a variety of estimates, including timing of regulatory approval of our drug products, market demand for our drug products and those of our competitors, entrance of competing drug products, introduction of new, or changes in interpretations of, pharmaceutical regulation, and changes in healthcare provider and insurer reimbursement policies. These estimates are inherently difficult to make and may be inaccurate. We analyze our inventory levels and will write down inventory that has become obsolete. If our initial estimate of the appropriate inventory levels of drug products is or becomes inaccurate, write-downs of inventory may be required, which would be recorded as cost of product sales and thereby adversely impact or delay our profitability.

It is difficult to predict commercial demand for our Products, and, if our estimates of demand are too low, it may adversely impact our ability to generate revenue and profits in the short term and our ability to establish and maintain a competitive position in the relevant markets where our Products are sold, or may be sold, in the future.

Despite our efforts to maintain appropriate inventory levels of our Products, as we continue to commercialize our Products, our estimates of appropriate inventory levels may not be accurate. If we fail to build up sufficient inventory levels to meet commercial demand, our ability to generate revenue and profits in the short term would be adversely impacted. Failure to meet demand may also cause us to lose market share to our competitors, which could materially adversely affect our business, financial condition, cash flows and results of operations. Given the time required to scale production and replenish inventory, our ability to correct for inaccurate estimates in a timely manner may be limited.

Similarly, if we are unable to ramp up production of prospective Product Candidates to coincide with the regulatory approval of those Product Candidates, our ability to generate revenue and profits in the short term would be adversely impacted. If our competitors are able to meet demand with their products before we are able to produce and sell inventory, our ability to gain market share will be adversely impacted, which could materially adversely affect our business, financial condition, cash flows and results of operations. In addition, if regulatory approval of any of our Product Candidates comes earlier than anticipated, as a result of preferential designations designed to hasten the approval process or otherwise, and we have not built up sufficient inventory to meet commercial demand, our ability to generate additional revenue sooner as a result of those early approvals may be diminished.

We face intense competition from other companies developing products for the prevention of CINV, management of postoperative pain or treatment of COVID-19.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1 receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co); EMEND® (aprepitant, marketed by Merck & Co, Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Eisai, Inc.); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market. At present, VEKLURY® (remdesivir, marketed by Gilead in the U.S.) is the only treatment approved for COVID-19. If we are able to successfully develop CINVANTI for the treatment of COVID-19, we will potentially also compete with: ACTEMRA® (tocilizumab, marketed by Genentech, Inc., a member of the Roche Group); Jakafi®/Jakavi® (ruxolitinib, marketed in the U.S. by Incyte Corporation and outside of the U.S. by Novartis AG); ILARIS® (canakinumab, marketed by Novartis AG); tradipitant (an NK1 receptor antagonist currently under investigation by Vanda Pharmaceuticals Inc. pursuant to an exclusive worldwide license agreement with Eli Lilly and Company and not approved anywhere globally for any use); gimsilumab (a GM-CSF mAb, under investigation for acute lung injury, or ARDS (including cytokine storm), and not approved anywhere globally for any use); CM4620-IE (a CRAC channel inhibitor being developed by CalciMedica for pancreatitis and SIRs and not approved anywhere globally for any use); CERC-002 (an anti-LIGHT fully human mAb being investigated for Crohn’s disease and ARDS by Cerecor, and not approved anywhere globally for any use); Lenzilumab (a GM-CSF mAb being developed by Humanigen for CarT, GvHD, CMML, eosinophilic asthma, and not approved anywhere globally for any use); TJM2/TJ003234 (a GM-CSF mAb under development by i-Mab Biopharma for cytokine storm in severe COVID-19, and not approved anywhere globally for any use); and potentially other products in development for the treatment of COVID-19 that reach the market.

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

ZYNRELEF and HTX-034, if successfully developed for postoperative pain management in the EU, will face significant competition in the EU. Currently there are numerous generic local anesthetics and other non-opioids for postoperative pain management available in the EU, and other products in development for postoperative pain management may also reach the EU market. For example, in September 2020 the EMA’s CHMP adopted a positive opinion, recommending the granting of a marketing authorization for EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.) for postsurgical analgesia, and the EC is expected to adopt a final decision in November 2020.

If we are able to successfully develop HTX-011 or HTX-034 for postoperative pain management in the U.S., we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); Xaracoll® (bupivacaine HCl) implant, marketed by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam) injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen) injection, marketed by Mallinckrodt Pharmaceuticals; and potentially other products in development for postoperative pain management that reach the U.S. market.

If we are able to successfully develop HTX-011 or HTX-034 for postoperative pain management in Canada, we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada); and potentially other products in development for postoperative pain management that reach the Canadian market, including potentially EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.), for which a New Drug Submission was validated by Health Canada and for which an approval is anticipated by the end of 2020.

Small or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their product candidates sooner than we do for our Product Candidates that are more effective or less costly than ours, our commercial opportunity could be significantly reduced. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

Our Products and our Product Candidates may face competition from lower-cost generic products offered by our competitors.

Pricing for therapeutics can be extremely competitive, and strict formulary guidelines enforced by payors may create significant challenges in the acceptance and profitability of branded products. The market for generic products can be very lucrative, and it is dominated by companies that may have much larger distribution capabilities than we may have in the future. It can be very difficult to predict the timing of the launch of generic products given the commonality of litigation with manufacturers over anticipated patent expiration. Our inability to accurately foresee and plan for generic product launches that may compete with our Products and our Product Candidates may significantly impact our potential revenues from such Products and Product Candidates. On the expiration or loss of patent protection for a branded product, or on the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of a drug that may compete with one of our products, we could quickly lose a significant portion of our sales of that Product or Product Candidate. The inability for a branded Product or Product Candidate we may sell to successfully compete against generic products could negatively impact sales of our Product or Product Candidate, reduce our ability to grow our business and significantly harm our business prospects.

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

Our current business strategy may include the entry into collaborative agreements for the development and commercialization of our Products and our Product Candidates. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements.

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

•	decreased sales of our Products and our Product Candidates;

•

fewer individuals undertaking or completing cancer treatments and elective surgeries, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19, or being unable to access care as a result of healthcare providers tending to COVID-19 patients;

•

our third-party contract manufacturers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of our Products and our Product Candidates, or the clinical development of our Product Candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

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

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain market position or increase market penetration for our Products and our Product Candidates, and could result in our inability to meet development milestones for our Product Candidates, each of which would harm our business, financial condition, results of operations and growth. In addition, the COVID-19 pandemic and actions taken in response to it by governments, businesses and individuals may give rise to or amplify the other risks discussed under this section entitled “Risk Factors.”

Natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages, could disrupt our investigational drug candidate development and approved drug commercialization efforts and adversely affect results.

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for ZYNRELEF in Europe and HTX-011 and HTX-034, if approved, in the U.S. or other markets. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, European Medicines Agency, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products, our Product Candidates and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.3 billion through September 30, 2020. We expect to continue to generate substantial losses over at least the next several years as we:

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

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our Products, including our current work commercializing our Products and our anticipated work commercializing our Product Candidates. We will incur substantial expenses in our efforts to develop and commercialize our Products and our Product Candidates and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $258.1 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of our Product Candidates in the U.S. and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize, market and achieve market acceptance of our Products and our Product Candidates;

•	the status of regulatory approval of any pending applications with the FDA, or other regulators, as the case may be, and the costs involved with pursuing regulatory approvals;

•	the number and characteristics of product development programs we pursue and the pace of each program;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates;

•	the cost and timing of establishing or enlarging sales and marketing capabilities;

•	the cost of establishing supply arrangements for clinical and commercial development of our Products, our Product Candidates and any other products that we may develop; and

•	the extent of the impact of the ongoing COVID-19 pandemic on our business.

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

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our Products, our Product Candidates and other products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and we may not learn about or understand those effects until the Product or Product Candidate has been administered to patients for a prolonged period of time.

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

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s recent passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019 (“AB 5”) and Assembly Bill 2257, which went into effect in September 2020 and amended certain portions of AB 5 (“AB 2257”). AB 5 and AB 2257 are often referred to collectively simply as AB 5. AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. Given AB 5’s recent passage, there is little guidance from the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the services providers we characterize as independent contractors are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. For example, we incurred significant expenses in developing our Products, with no guarantees that doing so would result in a commercially viable product. Before obtaining regulatory approvals for the commercial sale of any products, we, or our potential partners, must demonstrate through preclinical testing and clinical trials that our Product Candidates are safe and effective for their intended uses in humans. We have incurred and will continue to incur substantial expense and devote a significant amount of time to preclinical testing and clinical trials.

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

There can be no assurance that if our clinical trials are successfully initiated and completed we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020, stating that it was unable to approve the application in its current form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. If we fail to successfully develop and commercialize one or more of our Product Candidates, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to significantly decrease.

Delays in clinical testing could increase our costs and delay our ability to obtain regulatory approval and commercialize our Product Candidates.

Before we can receive regulatory approval for the commercial sale of our Product Candidates, the FDA and comparable authorities in non-U.S. jurisdictions require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Significant delays in preclinical and clinical testing could materially impact our product development costs and delay regulatory approval of our Product Candidates. Our ability to complete clinical trials in a timely manner could be impacted by, among other factors:

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

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development efforts and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of CINVANTI for the treatment of COVID-19, HTX-011, HTX-034 or any of our other future product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow our Product Candidates’ development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may not obtain regulatory approval for our Product Candidates in development. Regulatory approval may also be delayed or revoked or may impose limitations on the indicated uses of a Product Candidate. If we are unable to obtain regulatory approval for our Product Candidates in development, our business will be substantially harmed.

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

Failure to obtain regulatory approval in international jurisdictions would prevent our Products, our Product Candidates or any other products we may develop from being marketed abroad.

In the event we pursue the right to market and sell our Products, our Product Candidates or any other products we may develop in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a Product Candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that Product Candidate may be significantly diminished and our business prospects could decline.

Even if our Product Candidates in development receive regulatory approval, they may still face future development and regulatory difficulties. If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs, and our business would be seriously harmed.

Even if we obtain regulatory approval for our Product Candidates in development, they remain subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping, and reporting of safety and other postmarket information. Following initial regulatory approval for drugs we develop, including our Products and any other products we may develop, we remain subject to continuing regulatory review, including review of adverse drug experiences and clinical results that may be reported after drug products become commercially available. This would include results from any postmarketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a Product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that Product or on the manufacturing facility, including requiring us to withdraw the Product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will also be subject to ongoing FDA requirements for submission of safety and other postmarket information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We cannot predict whether any commercial use of our Product Candidates, once approved, will produce undesirable or unintended side effects that have not been evident in clinical trials conducted for such Product Candidates to date. Additionally, incidents of Product misuse may occur. These events, including the reporting of adverse safety events, among others, could result in Product recalls, product liability actions related to our Products or withdrawals or additional regulatory controls (including additional regulatory scrutiny and requirements for additional labeling), all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we cannot establish pricing of our Products acceptable to the U.S. or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our Product sales will be severely hindered.

The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the Products and Product Candidates we develop commercially viable. Our ability to commercialize any Products or Product Candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such Products and Product Candidates and related treatments and for what uses reimbursement will be provided.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and HTX-034, if approved, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. Additionally, on September 13, 2020, an Executive Order was signed furthering these initiatives, creating a “most-favored-nation” policy and directing the U.S. Secretary of Health and Human Services to develop and implement rulemaking and payment plans that would limit the amount paid by Medicare for certain pharmaceutical products to the lowest prices (after certain adjustments) of such products paid in certain other countries. As evidenced by proposals and initiatives such as these, low prices of our Products and Product Candidates in foreign jurisdictions may have a negative impact on the prices of our Products and Product Candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published the Importation Rule. Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or Product Candidates that are also approved in Canada and potentially have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products and our Product Candidates, once approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

The pharmaceutical industry is subject to significant regulation and oversight pursuant to anti-kickback laws, false claims statutes and anti-corruption laws, which may result in significant additional expense and limit our ability to commercialize our Products and our Product Candidates. In addition, any failure to comply with these regulations could result in substantial fines or penalties.

We are subject to health care fraud and abuse regulations that are enforced by the federal government and the states in which we conduct our business, as well as foreign jurisdictions in which we may conduct business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug product with marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our Products and Product Candidates with marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include, but are not limited to, the following:

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

•

federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal health care programs that are false or fraudulent. This false claims liability may attach in the event that a company is found to have knowingly submitted false average sales price, best price or other pricing data to the government or to have unlawfully promoted its drug products;

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

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA requires pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions require manufacturers that participate in federal health care programs to begin collecting such information after a 6-month period following commercial launch of a drug product; however, state law equivalents may require compliance beginning at commercial launch.

In addition, we are subject to the Foreign Corrupt Practices Act of 1977 (the “FCPA”). In September 2020, ZYNRELEF was granted marketing authorization by the EC, our first such foreign regulatory approval. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy, and at this time we anticipate making ZYNRELEF available to patients in Europe during the second half of 2021. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Changes in laws affecting the healthcare industry could also adversely affect our revenues and profitability, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions related to patent protection and enforcement, healthcare availability, and drug product pricing and marketing. Changes in FDA regulations and regulations issued by other regulatory agencies inside and outside of the U.S., including new or different approval requirements, timelines and processes, may also delay or prevent the approval of our Product Candidates, require additional safety monitoring, labeling changes, restrictions on product distribution or other measures that could increase our costs of doing business and adversely affect the market for our Products and our Product Candidates. The enactment in the U.S. of healthcare reform, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

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

We are prohibited from promoting our Products, our Products Candidates or any other products we may develop for “off-label” uses or promoting in a non-truthful and misleading way that are not described in its labeling and that differ from the uses approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. The FDA and other regulatory agencies do not regulate a physician’s choice of treatments. However, they do restrict pharmaceutical companies and their sales representatives’ dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted products for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchanges concerning their products.

The FDA or other regulatory authorities may conclude that we have violated applicable laws, rules or regulations, and we may therefore be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. Such enforcement actions could cause us reputational harm and divert the attention of our management from our business operations. Likewise, our distribution and contracting partners and those providing vendor support services may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of our Products, our Product Candidates or any other products we may develop, which may adversely impact sales of our Products, our Product Candidates or any other products we may develop or trigger indemnification obligations. These consequences, could, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Health care reform could increase our expenses and adversely affect the commercial success of our Products, our Product Candidates and any other product candidates we may develop.

The PPACA includes numerous provisions that affect pharmaceutical companies. For example, the PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the “sunshine” laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our Products, our Product Candidates and any other product candidates we may develop.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in financial losses and legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business. Although we are insured against such risks up to an annual aggregate limit, our cyber liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Any successful cyber liability claim may prevent us from obtaining adequate cyber liability insurance in the future on commercially desirable or reasonable terms. In addition, cyber liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient cyber coverage at an acceptable cost or otherwise to protect against potential cyber liability claims could prevent or inhibit the development or commercialization of our Products, our Product Candidates, or any other product candidates we may develop. A cyber liability claim could also significantly harm our reputation and delay market acceptance of our Products, our Product Candidates, or any other product candidates we may develop.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of September 30, 2020, we had a total of 31 issued U.S. patents and an additional 45 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, CINVANTI is covered by 7 patents issued in the U.S. with expiration dates of September 2035 and by one patent issued in Japan. Currently, SUSTOL is covered by 8 patents issued in the U.S. and by 35 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. HTX-011 (ZYNRELEF in the EU and EEA) is protected by 11 patents issued in the U.S. and by 25 patents issued in foreign countries including Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 (ZYNRELEF in the EU and EEA) have expiration dates ranging from May 2021 to April 2035. HTX-034 is protected by 8 patents issued in the U.S. and by 7 patents issued in foreign countries including Australia, Canada, Japan, Mexico and Taiwan. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

We must be able to develop products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to the composition of a variety of polymers, specific products, product groups and processing technology, it could be difficult for us to use our technologies or develop products without infringing the proprietary rights of others. Therefore, there is risk that third parties may make claims of infringement against our Products, our Product Candidates or our technologies. We may not be able to design around the patented technologies or inventions of others, and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing the proprietary rights of others, we will not be able to develop or commercialize some or all of our Product Candidates, and consequently will not be able to earn product revenue.

There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents that may be granted to third parties in the future or which patents might be asserted to be infringed by any future manufacture, use or sale of our Products, our Product Candidates, or any other product candidates we may develop. In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications (“ANDA”) and, in doing so, certify that their products either do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as “Paragraph IV” litigation in the U.S. These litigations could result in new or additional generic competition to any of our Products, our Product Candidates, or any other product candidates we may develop that may be marketed in the future and a potential reduction in product revenue.

If we are required to defend ourselves in a patent-infringement lawsuit, we could incur substantial costs, and the lawsuit could divert management attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to redesign affected products or obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all. Competitors may sue us as a way of delaying the introduction of our Products, our Product Candidates, or any other product candidates we may develop. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the U.S. or in countries outside the U.S., or litigation against our partners may be costly and time-consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our Products, our Product Candidates, or any other product candidates we may develop. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our Products, our Product Candidates, or any other product candidates we may develop.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of September 30, 2020, we would be required to issue an aggregate of approximately 9.4 million shares, representing 9.3% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: November 5, 2020	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)