Form 10-K
period 2020-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2021-02-24
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 totaled $1.3 billion based on the closing price of $14.71 as reported by The Nasdaq Capital Market. As of February 5, 2021, there were 91,396,509 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2021 Annual Meeting of Stockholders’ to be held on or about June 17, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) in the U.S., and ZYNRELEF™ in the European Union (“EU”), the other countries in the European Economic Area (“EEA”), and the United Kingdom (collectively, our “Products”) and HTX-011, HTX-019, HTX-034 and CINVANTI for the treatment of COVID-19 (collectively, our “Product Candidates”), if approved by applicable regulatory authorities, and our positioning relative to competing products;

•

our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and our Product Candidates, if approved, or any product candidates we may develop;

•	whether study results of our Products and Product Candidates are indicative of the results in future studies;
•	the timing and results of the commercial launch of ZYNRELEF in Europe;
•	the potential regulatory approval for and commercial launch of our Product Candidates, if approved;
•	the potential market opportunities for our Products and our Product Candidates, if approved;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
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

•

our ability to successfully develop and achieve regulatory approval for our Product Candidates and our other future product candidates utilizing our proprietary Biochronomer® drug delivery technology (“Biochronomer Technology”);

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
•

uncertainties associated with obtaining and enforcing patents and trade secrets to protect our Products, our Product Candidates, our Biochronomer Technology and our other technology, and our ability to successfully defend ourselves against unforeseen third-party infringement claims;

•	the extent of the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic on our business, including any COVID-19 mutations and any other diseases related to or resulting from COVID-19;
•	our estimates regarding our capital requirements; and
•	our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

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

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”). HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND® (aprepitant) capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An Investigational New Drug application (“IND”) for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. An NDA for HTX-019 is planned in late 2021 for prevention of PONV in adults.

In September 2020, our third approved product, ZYNRELEF (also known as HTX-011) was granted a marketing authorization by the European Commission (“EC”). ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy.

HTX-011 (ZYNRELEF in Europe) is an investigational agent in the U.S. and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the New Drug Application (“NDA”) received Priority Review designation. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. At the Type A End-of-Review meeting in September 2020 (the “Type A Meeting”), the FDA agreed with the change to the manufacturing specification proposed by Heron to address the FDA’s concern and agreed with our proposal to bridge the clinical and nonclinical excipient exposure data to address the other 3 deficiencies. In November 2020, we resubmitted the NDA to the FDA for HTX-011 based on the outcome and final minutes of the Type A Meeting. The Prescription Drug User Fee Act (“PDUFA”) goal date is May 12, 2021.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in Europe). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We expect to initiate the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

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

In January 2018, a product-specific billing code, or permanent J-code (“J-code”), for SUSTOL became available. The new J-code was assigned by the Centers for Medicare and Medicaid Services (“CMS”) and has helped simplify the billing and reimbursement process for prescribers of SUSTOL.

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

In January 2019, a J-code for CINVANTI became available. The new J-code was assigned by CMS and has helped simplify the billing and reimbursement process for prescribers of CINVANTI.

In February 2019, the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

In July 2020, we announced the initiation of the GUARDS-1 Study, a Phase 2 clinical study evaluating CINVANTI in early hospitalized patients with COVID-19. GUARDS-1, also referred to as Study HTX-019-202, is a randomized, placebo-controlled, double-blinded, Phase 2 study designed to investigate the efficacy and safety of adding daily dosing of CINVANTI for 14 days as a 2-minute intravenous injection to standard of care to reduce mortality and the need for assisted ventilation in early hospitalized adult patients with a confirmed severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) infection. The study will include up to approximately 100 adult patients who are hospitalized with a confirmed SARS-CoV-2 infection less than 48 hours prior to randomization.

HTX-019 for PONV

HTX-019 is an investigational agent for the prevention of PONV. HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An IND for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. An NDA for HTX-019 is planned in late 2021 for prevention of PONV in adults.

Pain Management Product Portfolio

ZYNRELEF (HTX-011)

ZYNRELEF, our third approved product, was granted a marketing authorization by the EC in September 2020. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. The marketing authorization follows the EMA’s positive opinion from the CHMP in July 2020. The EC’s centralized marketing authorization is valid for the 27 countries that are members of the European Union, the other countries in the European Economic Area, and the United Kingdom. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, ZYNRELEF was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during 2022.

HTX-011 (ZYNRELEF in Europe) is an investigational agent in the U.S. and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the NDA received Priority Review designation. A CRL was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Since receiving the CRL, we generated data showing that peak plasma levels (Cmax) of excipients in reproductive toxicology studies are >50- to >200-fold higher than the levels observed in patients receiving the highest dose of HTX-011. These results provide validation of the previously submitted animal studies. At the Type A Meeting, the FDA agreed with the change to the manufacturing specification proposed by Heron to address the FDA’s concern and agreed with our proposal to bridge the clinical and nonclinical excipient exposure data to address the other 3 deficiencies. In November 2020, we resubmitted the NDA to the FDA for HTX-011 based on the outcome and final minutes of the Type A Meeting. The PDUFA goal date is May 12, 2021.

In November 2019, the New Drug Submission (“NDS”) for HTX-011 was accepted by Health Canada. We are working to respond to a list of questions received from Health Canada in July 2020, and we anticipate up to a 300-day review period following our responsive submission.

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

The primary and key secondary endpoints for both Phase 3 studies were identical. The primary endpoint was pain intensity as measured by the Area Under the Curve (“AUC”) 0–72 compared to placebo. Key secondary endpoints in order of evaluation were:

•	comparison of AUC 0–72 of pain intensity to bupivacaine solution;
•	the total amount of opioid rescue medication consumption compared to placebo through 72 hours after surgery;
•	the proportion of patients who received no opioid rescue medication after surgery compared to bupivacaine solution; and
•	the total opioid consumption through 72 hours after surgery compared to bupivacaine solution.

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

•

29% of patients receiving HTX-011 required no opioid medication for 72 hours post-surgery compared to only 2% receiving placebo (p<0.0001) and 11% receiving the standard-of-care, bupivacaine solution (p=0.0001). These results parallel the significantly reduced incidence of severe pain in patients receiving HTX-011 compared to both placebo (36% reduction; p<0.0001) and bupivacaine solution (29% reduction; p<0.0001).

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
•

51% of patients receiving HTX-011 required no opioid medication for 72 hours post-surgery compared to only 22% receiving placebo (p<0.0001) and 40% receiving the standard-of-care, bupivacaine solution (p=0.0486). These results parallel the significantly reduced incidence of severe pain in patients receiving HTX-011 compared to both placebo (40% reduction; p<0.0001) and bupivacaine solution (19% reduction; p=0.0372).

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

HTX-034

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in Europe). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days.

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We expect to initiate the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 72 employees as of February 5, 2021. The sales and marketing infrastructure includes a targeted, oncology sales force to establish relationships with a focused group of oncologists, oncology nurses and pharmacists. Additionally, the sales and marketing teams manage relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, payors and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support. We are currently building our U.S.-based sales and marketing team to support the commercialization of HTX-011, if approved.

Customers

CINVANTI and SUSTOL are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell to healthcare providers and hospitals, the end users of CINVANTI and SUSTOL.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors are many in number and include major and mid-sized pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. Our Products compete in, and our Product Candidates and any other products that we may develop or discover, if approved, will compete in, highly competitive markets. Our potential competitors in these markets may succeed in developing products that could render our Products and our Product Candidates obsolete or noncompetitive.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1 receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co); EMEND® (aprepitant, marketed by Merck & Co, Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV.

If we are able to successfully develop CINVANTI for the treatment of COVID-19, we will face significant competition. At present, VEKLURY® (remdesivir, marketed by Gilead in the U.S.) is the only treatment approved for COVID-19. However, we will potentially also compete with: Bamlanivimab (a neutralizing IgG1 mAb directed against the spike protein of SARS-CoV-2, developed by AbCellera in collaboration with and marketed by Eli Lilly for the treatment and prevention of the novel coronavirus infection, and has been granted Emergency Use Authorization, globally, both alone and in combination with Estesevimab); Etesevimab (recombinant fully human monoclonal neutralizing antibody, developed by Shanghai Junshi Biosciences and marketed by Eli Lilly for the prevention and treatment of COVID-19 infection and has been granted Emergency Use Authorization, globally, both alone and in combination with Bamlanivimab); Casirivimab and imdevimab (a dual anti-viral antibody cocktail which developed by Regeneron (US rights) in collaboration with Roche (ex-US rights), for the prevention and treatment of COVID-19, and has been granted Emergency Use Authorization, globally); tradipitant (an NK1 receptor antagonist currently under investigation by Vanda Pharmaceuticals Inc. pursuant to an exclusive worldwide license agreement with Eli Lilly and Company and not approved anywhere globally for any use); and potentially other products in development for the treatment of COVID-19 that reach the market.

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

ZYNRELEF will, and HTX-034, if successfully developed for postoperative pain management in the EU will also, face significant competition in the EU. Currently there are numerous generic local anesthetics and other non-opioids for postoperative pain management available in the EU, and other products in development for postoperative pain management may also reach the EU market. For example, in November 2020 the EC granted a marketing authorization for EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.) for postsurgical analgesia. Pacira BioSciences, Inc. has indicated that it anticipates launching EXPAREL in the EU in the second half of 2021.

If we are able to successfully develop HTX-011 or HTX-034 for postoperative pain management in the U.S., we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); Xaracoll® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (marketed by Durect Corporation); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals) and generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

If we are able to successfully develop HTX-011 or HTX-034 for postoperative pain management in Canada, we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada); and potentially other products in development for postoperative pain management that reach the Canadian market, including potentially EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.), for which a New Drug Submission was validated by Health Canada.

If we are able to successfully develop HTX-019 for the treatment of PONV, we will compete with generic aprepitant, generic ondansetron, the current standard of care, and BARHEMSYS® (amisulpride, marketed by Acacia Pharma Group Plc) for the prevention and treatment of PONV; TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV management that reach the market.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and Product Candidates. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development and commercial activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. We currently have long-term commercial supply agreements with certain third-party manufacturers. Our manufacturing and processing agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our Products, our Product Candidates and our Biochronomer Technology.

Some of the critical materials and components used in manufacturing our Products and our Product Candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development of products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner that is different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2020, we had a total of 31 issued U.S. patents and an additional 81 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, CINVANTI is covered by 7 patents issued in the U.S. with expiration dates of September 2035 and by one patent issued in Japan. Currently, SUSTOL is covered by 8 patents issued in the U.S. and by 35 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. HTX-011 (ZYNRELEF in Europe) is protected by 11 patents issued in the U.S. and by 61 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 (ZYNRELEF in Europe) have expiration dates ranging from May 2021 to April 2035. HTX-019 is covered by patents issued in the U.S. with expiration dates of September 2035 and by one patent issued in Japan. HTX-034 is protected by 8 patents issued in the U.S. and by 43 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Government Regulation

Pharmaceutical Regulation

Pharmaceutical products that we market in the U.S. are subject to extensive government regulation. Likewise, if we receive approvals to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

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

Regulation in the U.S.

The FDA testing and approval process requires substantial time, effort and money. The FDA approval process for new drugs includes, without limitation:

•	preclinical studies;
•	submission in the U.S. of an IND, for clinical trials conducted in the U.S.;
•	adequate and well-controlled human clinical trials to establish safety and efficacy of the product;
•	submission and review of an NDA in the U.S.; and
•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current cGMP regulations.

The FDA monitors the progress of trials conducted in the U.S. under an IND and may, at its discretion, re-evaluate, alter, suspend or terminate testing based on the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. The FDA may also place a hold on one or more clinical trials conducted under an IND for a drug if it deems warranted. Furthermore, even after regulatory approval of an NDA is obtained, under certain circumstances, such as later discovery of previously unknown problems, the FDA can withdraw approval or subject the drug to additional restrictions. We have not experienced any FDA recalls related to any of our Products.

Preclinical Testing

Preclinical studies include laboratory evaluation of the product and animal studies to assess the potential safety and effectiveness of the product. Most of these studies must be performed according to Good Laboratory Practices (“GLP”), a system of management controls for laboratories and research organizations to ensure the consistency and reliability of results.

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

Clinical Trials

Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator and in accordance with a clinical trial protocol, which sets forth details, such as the study objectives, enrollment criteria and the safety and effectiveness criteria to be evaluated. Each clinical trial must be reviewed and approved at each institution at which the study will be conducted by an independent Institutional Review Board in the U.S., referred to as an Ethics Committee in the EU and other markets or Research Ethics Board (“REB”) in Canada. The Institutional Review Board, Ethics Committee or REB (hereafter collectively referred to as “IRB”) will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution arising from the conduct of the proposed clinical trial. In addition, clinical trials in the U.S. and other regions must be performed according to current Good Clinical Practices, which are enumerated in FDA regulations and guidance documents. Some studies include oversight by an independent group of experts, known as a data safety monitoring board, which authorizes whether a study may move forward based on certain data from the study and may stop the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds.

The FDA or other regulatory authorities may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it or they believe that the clinical trial is not being conducted in accordance with regulatory requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or it may impose other conditions.

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

Clinical Data Review and Approval in the U.S.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety, are submitted to the FDA in the form of an NDA, or sNDA (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, the FDA reviews the NDA within 60 days of receipt of the NDA submission to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the NDA is sufficiently complete to permit substantive review. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable.

The FDA has established internal substantive review goals of 10 months for most NDAs. The FDA has various programs, including Breakthrough Therapy, Fast Track and Priority Review, which are intended to expedite or simplify the process for reviewing drug candidates, and/or provide for approval based on surrogate endpoints. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or that the period for FDA review or approval will not be shortened. Generally, drug candidates that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority Review designation, which is requested at the time of an NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists, an initial review within 6 months as compared to a standard review time of 10 months. Although Fast Track and Priority Review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for Priority Review. Accelerated approval provides an expedited approval of drugs that treat serious diseases and that fill an unmet medical need based on a surrogate endpoint. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time.

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

Third-party Payor Coverage and Reimbursement

Commercial success of our Products and our Product Candidates that are approved or commercialized for any indication will depend, in part, on the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures, from time to time, propose and adopt initiatives aimed at cost containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the U.S. may cause reduced payments for drugs in the future include:

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

Anti-kickback, Fraud and Abuse and False Claims Regulation

We are subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of our Products and any other Product Candidates for which we obtain marketing approval. Arrangements with third-party payors and customers may expose us to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our Products and any other Product Candidates for which we obtain marketing approval.

Regulations under applicable federal and state healthcare laws and regulations include the federal health care programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral or purchase of any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. In addition, the False Claims Act (“FCA”) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the United States Department of Justice (“DOJ”) or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices.

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

The continuing interpretation and application of these laws could have a material adverse impact on our business and our ability to compete in a highly competitive market.

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

Foreign Corrupt Practices Act

We are subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the DOJ and the U.S. Securities and Exchange Commission (“SEC”). A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We have a policy against using Company funds for political purposes, and we incurred no costs in 2020 associated with legal or regulatory fines or settlements associated with violations of bribery, corruption or anti-competitive standards.

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

Human Capital Management

Heron Employees

As of December 31, 2020, Heron employed 223 full-time employees, 123 of whom are involved in research and development activities, 72 of whom are involved in sales and marketing activities and 28 of whom are involved in our administration, finance, human resources, information technology or legal functions. In 2020, Heron focused on growth to support and extend our clinical and preclinical pipeline, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. Our 2020 voluntary turnover rate of 10% remains below industry norms and none of our employees are represented by a labor union or covered by a collective bargaining agreement.

We expect to continue to add additional employees in 2021 with a particular focus on expanding our commercial capabilities. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical study work to clinical research organizations and drug manufacturing work to contract manufacturers.

Drug development is a complex endeavor that requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants to the Company, Heron offers a total rewards package consisting of base salary and annual cash bonus incentive targets aligned with the applicable market norms, a comprehensive health and welfare benefits package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on a weighting of Company and individual performance, which varies based on level of responsibility.

Heron supports our employees’ further development with individualized development plans, mentoring, coaching, internal development workshops, and certain financial support, including company-paid external conference attendance and tuition reimbursement. Heron sponsors professional society memberships for all employees, as well as memberships for interested female employees in a women’s advocacy organization supporting women in Science, Technology, Engineering and Math.

Developing and maintaining a positive corporate culture is a priority for Heron. We completed our first employee satisfaction survey in late 2019 and employee satisfaction focus group discussions in 2020 to identify opportunities to enhance our corporate culture. A cross-functional team was established and worked throughout the year to identify and implement initiatives to ensure a positive, productive and inclusive work environment. This work continues as an ongoing effort.

We also monitor employee compliance with applicable laws and regulations through a third party ethics and compliance hotline system that facilitates anonymous internal and external reporting of complaints or concerns. During 2020, we received one anonymous complaint which was investigated and concluded expeditiously.

Heron strives for greater diversity and inclusion through our employment and management practices, as evidenced by a recent third-party demographic analysis indicating that the diversity of our employee population reflects the ethnicity, race and gender of the overall available workforce at all job levels. Additionally, we remain committed to further increasing the diversity of our employee base. We are also building diversity in our leadership team. Currently, 40% of our Section 16 officers are female. We believe diversity is a competitive advantage and through initiatives established in our recruiting strategy and documented in our Affirmative Action Plan, we expanded our recruiting efforts in 2020 to reach a greater population of underrepresented candidates and plan to continue doing so on an ongoing basis. Heron also monitors pay practices and decisions to ensure pay equity for minority and female employees when compared to non-minority and male employees in same or similar positions and when considering objective factors related to position qualifications.

Heron is committed to upholding basic human rights and complies with all laws and practices that prohibit child labor, forced or indentured labor, human trafficking and unfair wages.

Heron’s Injury and Illness Prevention Plan documents procedures to reduce work-related injuries and occupational illnesses. In 2020, Heron had no serious or Occupational Safety and Health Administration-reportable work-related injuries and did not experience any work-related deaths.

In response to the COVID-19 pandemic, we implemented a work from home policy for non-laboratory employees and additional safety measures for employees continuing critical on-site work. In addition, we provided cell phone and home internet stipends to reimburse all employees for additional expenses related to working from home.

Company Information

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

Risk Factor Summary

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” below in this Annual Report on Form 10-K.

•

We are substantially dependent on the commercial success of our Products and our Product Candidates, if approved, and if these Products and Product Candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

•	Our business, financial condition, results of operations and growth could be harmed by the effects of the ongoing COVID-19 pandemic and actions taken in response to the COVID-19 pandemic.

•

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market our Products, our Product Candidates or any other products we may develop, our sales may be adversely affected.

•

If we cannot establish satisfactory pricing of our Products, our Product Candidates or any other products we may develop that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

•

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a material adverse effect on our business, financial condition, and results of operations.

•

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that any of our Product Candidates or any of our other future product candidates will have favorable results in future studies or receive regulatory approval.

•	Our evaluation of CINVANTI for the treatment of COVID-19 is at an early stage, and development of CINVANTI for the treatment of COVID-19 will require extensive testing and funding.

•	Government entities may take actions that directly or indirectly have the effect of limiting opportunities for CINVANTI as a treatment for COVID-19.

•

Interim, topline or preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our other future products that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval and/or any sooner than other Product Candidates or future product candidates that do not have such designations, or at all.

•	Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

•

We rely on third parties to conduct our preclinical testing and conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our Product Candidates or our future product candidates and our business could be substantially harmed.

•

If our suppliers and contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products, our Product Candidates or any other products we may develop, our costs will increase and our product sales may be severely hindered.

•	We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

•

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

•	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

•	Delays in clinical testing could increase our costs and delay our ability to obtain regulatory approval and commercialize our Product Candidates.

•

We may not obtain regulatory approval for our Product Candidates in development. Regulatory approval may also be delayed or revoked or may impose limitations on the indicated uses of a Product Candidate. If we are unable to obtain regulatory approval for our Product Candidates in development, our business will be substantially harmed.

•	If we are unable to adequately protect or enforce our intellectual property rights, we may lose valuable assets or incur costly litigation to protect our rights.

•	The price of our common stock has been and may continue to be volatile.
ITEM 1A.	RISK FACTORS

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

Risks Related to Our Business

We are substantially dependent on the commercial success of CINVANTI® and SUSTOL® and our U.S. Product Candidates HTX-011, HTX-019, HTX-034 and CINVANTI for the treatment of COVID-19, if approved, and if these products and product candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize CINVANTI and SUSTOL and our Product Candidates in the U.S. Although members of our management team have prior experience launching new drugs, CINVANTI and SUSTOL are the first two products that we have launched and, if our Product Candidates are approved in the U.S., they would be the third, fourth, fifth and sixth products that we launch in the U.S., respectively. ZYNRELEF, approved for commercial sale in the EU, the other countries in the EEA, and the United Kingdom, would be our first product to be made commercially available in Europe. HTX-011, if approved in Canada, would be our first product to be made commercially available in Canada.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of our Products and our Product Candidates, if approved, may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

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

•	our ability to raise patient and physician awareness of PONV associated with surgical procedures and encourage physicians to look for incidence of PONV among patients;

•	the cost-effectiveness of our Products and our Product Candidates;

•	acceptance by institutional formulary committees;

•	patient and physician satisfaction with our Products and our Product Candidates;

•	the size of the potential market for our Products and our Product Candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our Product Candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our Product Candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our Product Candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our Product Candidates and our Biochronomer Technology;

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•

our ability to scale up manufacturing of HTX-011 (ZYNRELEF in Europe) and HTX-034 and continue to have HTX-011 (ZYNRELEF in Europe) manufactured at commercial production levels successfully and on a timely basis;

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

We have established an internal sales organization for the sale, marketing and distribution of our Products and our Product Candidates in the U.S. In order to successfully commercialize ZYNRELEF in Europe, HTX-011 in Canada, and any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products, our Product Candidates or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

Our internal sales and marketing organization is not currently structured or staffed to launch products on an international level and, therefore, we may not be able to successfully commercialize our Products and our Product Candidates outside of the U.S. In order to commercialize our Products and our Product Candidates in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. If we decide to seek the assistance of third parties with international expertise to help commercialize our Products and our Product Candidates outside of the U.S., we may not be successful in finding willing third parties and, even if we are able to find willing third parties, they might not be able to successfully obtain the approvals and take the steps needed to commercialize our Products and our Product Candidates. If we decide to commercialize our Products or our Product Candidates outside of the U.S. without the assistance of third parties with international expertise, it may take longer than expected to obtain the approvals and take the steps needed to commercialize such Products or Product Candidates. As a result, we may decide to delay or abandon development efforts in certain markets. Any such delay or abandonment may have an adverse effect on the benefits otherwise expected from marketing our Products or our Product Candidates in foreign countries.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products or Product Candidates from such research may negatively impact reimbursement available for our Products or our Product Candidates. Similarly, the SUPPORT for Patients and Communities Act (“SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and HTX-034, if approved, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. Additionally, on September 13, 2020, an Executive Order was signed furthering these initiatives, creating a “most-favored-nation” policy and directing the U.S. Secretary of Health and Human Services to develop and implement rulemaking and payment plans that would limit the amount paid by Medicare for certain pharmaceutical products to the lowest prices (after certain adjustments) of such products paid in certain other countries. On November 20, 2020, CMS issued an interim final rule (the “Rule”) implementing the most-favored-nation policy to cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development. The Rule was slated to take effect on January 1, 2021, but federal courts have temporarily enjoined implementation of the Rule, and CMS has indicated that a most-favored-nation policy will not be implemented without a rulemaking proceeding. It is unclear whether or how the Biden administration will move forward with the Rule. But if the new administration implements the Rule in its current form and the Rule survives judicial scrutiny, it would subject certain physician-administered drugs and biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices. As evidenced by proposals and initiatives such as these, low prices of our Products or our Product Candidates in foreign jurisdictions may have a negative impact on the prices of our Products or our Product Candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published a final rule establishing a legal framework for the importation of certain prescription drugs from Canada with the stated purpose of achieving a significant reduction in the cost of covered products to the American consumer while posing no additional risk to the public’s health and safety (the “Importation Rule”). Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or Product Candidates that are also approved in Canada and potentially have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products, our Product Candidates or any other products we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that our Product Candidates or any of our other future product candidates will have favorable results in future studies or receive regulatory approval.

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

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our other Product Candidates or future product candidates that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

In October 2017, we were granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we were granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we were granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future products that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. For example, despite receiving Fast Track designation, Breakthrough Therapy designation and Priority Review designation for HTX-011, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020, and there is no guarantee that approval will be received in a timely manner, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that HTX-011 or any of our other Product Candidates or future product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We also rely on third parties to assist in conducting our preclinical studies in accordance with GLP and the Animal Welfare Act requirements. We, our CROs and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that on inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP. In addition, all of our clinical trials must be conducted with product produced under current Good Manufacturing Practices (“cGMP”). Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would increase our related expenses and delay the regulatory approval process.

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

If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products, our Product Candidates or any other products we may develop, our costs will increase and our Product sales may be severely hindered.

If in the future any of our Product Candidates are approved for commercial sale, we will need to be able to consistently manufacture such Product Candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such Product Candidates at commercial scale as compared to development batch size. The commercial success of our Products and our Product Candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI and SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for HTX-011 (ZYNRELEF in Europe). We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and our Product Candidates. Our ability to successfully commercialize our Products and our Product Candidates, as well as any other products that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of our Products and our Product Candidates, as well as key components for product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of our Products and our Product Candidates, and we have long-term agreements for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of our Products, our Product Candidates or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

Further, we, along with our contract manufacturers, are required to comply with FDA and foreign regulatory requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA or foreign regulatory requirements. They may be required to pass an FDA pre-approval inspection for conformity with cGMP before we can obtain approval to manufacture our Products and our Product Candidates and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our Product Candidates, cost overruns or other problems that could seriously harm our business. Not complying with FDA or foreign regulatory requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our Product Candidates and delay our business development activities. In addition, such failure could be the basis for the FDA or foreign regulators to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

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

We face intense competition from other companies developing products for the prevention of CINV and PONV, management of postoperative pain or treatment of COVID-19.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1 receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co); EMEND® (aprepitant, marketed by Merck & Co, Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV. At present, VEKLURY® (remdesivir, marketed by Gilead in the U.S.) is the only treatment approved for COVID-19. If we are able to successfully develop CINVANTI for the treatment of COVID-19, we will potentially also compete with: Bamlanivimab (a neutralizing IgG1 mAb directed against the spike protein of SARS-CoV-2, developed by AbCellera in collaboration with and marketed by Eli Lilly for the treatment and prevention of the novel coronavirus infection, and has been granted Emergency Use Authorization, globally, both alone and in combination with Estesevimab); Etesevimab (recombinant fully human monoclonal neutralizing antibody, developed by Shanghai Junshi Biosciences and marketed by Eli Lilly for the prevention and treatment of COVID-19 infection and has been granted Emergency Use Authorization, globally, both alone and in combination with Bamlanivimab); Casirivimab and imdevimab (a dual anti-viral antibody cocktail which developed by Regeneron (US rights) in collaboration with Roche (ex-US rights), for the prevention and treatment of COVID-19, and has been granted Emergency Use

Authorization, globally); tradipitant (an NK1 receptor antagonist currently under investigation by Vanda Pharmaceuticals Inc. pursuant to an exclusive worldwide license agreement with Eli Lilly and Company and not approved anywhere globally for any use); and potentially other products in development for the treatment of COVID-19 that reach the market.

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

ZYNRELEF will, and HTX-034, if successfully developed for postoperative pain management in the EU will also, face significant competition in the EU. Currently there are numerous generic local anesthetics and other non-opioids for postoperative pain management available in the EU, and other products in development for postoperative pain management may also reach the EU market. For example, in November 2020 the EC granted a marketing authorization for EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.) for postsurgical analgesia. Pacira BioSciences, Inc. has indicated that it anticipates launching EXPAREL in the EU in the second half of 2021.

If we are able to successfully develop HTX-011 or HTX-034 for postoperative pain management in the U.S., we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); Xaracoll® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (marketed by Durect Corporation); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals) and generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

If we are able to successfully develop HTX-011 or HTX-034 for postoperative pain management in Canada, we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada); and potentially other products in development for postoperative pain management that reach the Canadian market, including potentially EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.), for which a New Drug Submission was validated by Health Canada.

If we are able to successfully develop HTX-019 for the treatment of PONV, we will compete with generic aprepitant, generic ondansetron, the current standard of care, and BARHEMSYS® (amisulpride, marketed by Acacia Pharma Group Plc) for the prevention and treatment of PONV; TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV management that reach the market.

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

For example, generic versions of EMEND® IV (fosaprepitant) launched in September 2019 following the expiration of the EMEND IV patents. As a result, we experienced increased competition for CINVANTI, which reduced CINVANTI sales and harmed our business prospects during 2020. These and other risks related to the entry of generic product competing with CINVANTI are difficult to assess in terms of timing and impact on our operations and prospects.

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

Our business, financial condition, results of operations, growth and corporate culture could be harmed by the effects of the ongoing COVID-19 pandemic and actions taken in response to the COVID-19 pandemic.

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our results of operations, cash flows and financial condition. We may experience disruptions that could severely impact our sales, business, operations, preclinical and clinical studies and corporate culture, such as:

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

•

the prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to market our Products and develop and seek regulatory approvals for our Product Candidates. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As we prepare to potentially return our workforce back to the office and field in 2021, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture; and

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

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for ZYNRELEF in Europe and HTX-011, HTX-019 and HTX-034, if approved, in the U.S. or other markets. In addition, COVID-19 has slowed the diagnosis procedures to identify cancer and may reduce the number of new cancer patients seeking treatment which may negatively impact our CINV products. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, EMA, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products, our

Product Candidates and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.4 billion through December 31, 2020. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $208.5 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of our Product Candidates in the U.S. and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions.

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

A significant amount of our assets are comprised of cash, cash equivalents and short-term investments. These investments of cash, cash equivalents and short-term investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Our failure to successfully establish, recruit for, and oversee our clinical trials could delay our product development efforts and negatively impact our business. If we experience delays in the completion of any ongoing study, the commercial prospects of our Product Candidates or any of our other future product candidates could be harmed, and our ability to generate product revenue will be delayed. Any delays in completing our clinical trials will increase our costs, slow our Product Candidates’ development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for HTX-011 and HTX-034, if approved, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. Additionally, on September 13, 2020, an Executive Order was signed furthering these initiatives, creating a “most-favored-nation” policy and directing the U.S. Secretary of Health and Human Services to develop and implement rulemaking and payment plans that would limit the amount paid by Medicare for certain pharmaceutical products to the lowest prices (after certain adjustments) of such products paid in certain other countries. On November 20, 2020, CMS issued the Rule implementing the most-favored-nation policy to cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development. The Rule was slated to take effect on January 1, 2021, but federal courts have temporarily enjoined implementation of the Rule, and CMS has indicated that a most-favored-nation policy will not be implemented without a rulemaking proceeding. It is unclear whether or how the Biden administration will move forward with the Rule. But if the new administration implements the Rule in its current form and the Rule survives judicial scrutiny, it would subject certain physician-administered drugs and biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices. As evidenced by proposals and initiatives such as these, low prices of our Products and Product Candidates in foreign jurisdictions may have a negative impact on the prices of our Products and Product Candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published the Importation Rule. Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or Product Candidates that are also approved in Canada and potentially have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products and our Product Candidates, once approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

In addition, we are subject to the FCPA. In September 2020, ZYNRELEF was granted marketing authorization by the EC, our first such foreign regulatory approval. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during 2022 as we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. For example, the CCPA became effective on January 1, 2020 and gave California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information under HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2020, we had a total of 31 issued U.S. patents and an additional 81 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, CINVANTI is covered by 7 patents issued in the U.S. with expiration dates of September 2035 and by one patent issued in Japan. Currently, SUSTOL is covered by 8 patents issued in the U.S. and by 35 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. HTX-011 (ZYNRELEF in Europe) is protected by 11 patents issued in the U.S. and by 61 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 (ZYNRELEF in Europe) have expiration dates ranging from May 2021 to April 2035. HTX-019 is covered by 7 patents issued in the U.S. with expiration dates of September 2035 and by one patent issued in Japan. HTX-034 is protected by 8 patents issued in the U.S. and by 43 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Our Convertible Notes bear interest at a rate of 6% per annum, payable quarterly in cash or in kind, at the election of the holders of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a rate of 1,250 shares for every $1,000 of principal and accrued interest that is being converted. In the event the holders of the Convertible Notes were to opt to convert in full the outstanding principal and accrued interest due under the Convertible Notes as of December 31, 2020, we would be required to issue an aggregate of approximately 9.5 million shares, representing 9.4% of our outstanding shares, after giving effect to such conversion. This would result in substantial dilution of our existing stockholders.

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

As of December 31, 2020, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025.

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

Stockholders

The number of record holders of our common stock as of February 5, 2021 was 487.

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

The following graph shows the value of an investment of $100 on December 31, 2015 in Heron Therapeutics, Inc. common stock, the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31st of each year. The comparisons shown in the graph are based on historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

	12/15	12/16	12/17	12/18	12/19	12/20
Heron Therapeutics, Inc.	$100.00	$49.06	$67.79	$97.15	$88.01	$79.27
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Biotechnology Index	100.00	78.65	95.67	87.19	109.08	137.90

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Net product sales	$88,638	$145,968	$77,474	$30,767	$1,279
Operating expenses:
Cost of product sales	36,189	61,619	27,512	4,588	35
Research and development	174,533	167,382	140,032	138,582	103,125
General and administrative	42,226	37,897	29,263	25,554	21,366
Sales and marketing	63,853	89,764	64,604	56,601	47,668
Loss from operations	(228,163)	(210,694)	(183,937)	(194,558)	(170,915)
Other income (expense), net	885	5,945	5,097	(2,926)	(2,228)
Net loss	$(227,278)	$(204,749)	$(178,840)	$(197,484)	$(173,143)
Basic and diluted net loss per common share	$(2.50)	$(2.50)	$(2.44)	$(3.65)	$(4.56)
Shares used in computing basic and diluted net loss per share	90,774	81,779	73,193	54,040	37,925
Balance Sheet Data:
Cash and cash equivalents	$105,138	$71,898	$31,836	$144,583	$13,414
Short-term investments	103,353	319,074	300,535	27,796	37,724
Working capital	211,693	382,359	355,229	124,892	23,410
Total assets	353,556	512,782	462,179	234,307	67,482
Promissory note payable to related party	—	—	—	25,000	50,000
Non-current lease liabilities	14,561	12,242	—	—	—
Accumulated deficit	(1,392,748)	(1,165,470)	(960,721)	(783,455)	(585,971)
Total stockholders’ equity (deficit)	236,492	403,835	370,160	131,136	(21,251)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019 and comparing the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018.

•

Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2020. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. We are developing novel, patient-focused solutions that apply our innovative science and technologies to already-approved pharmacological agents for patients suffering from pain or cancer.

In August 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes our Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

In November 2017, our second commercial product, CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) was approved by the FDA. In October 2019, the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI to expand the indication and recommended dosage to include the 130 mg single-dose regimen for patients receiving moderately emetogenic cancer chemotherapy (“MEC”). CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin as a single-dose regimen, delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC) as a single-dose regimen, and nausea and vomiting associated with initial and repeat courses of MEC as a 3-day regimen. CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. We commenced commercial sales of CINVANTI in the U.S. in January 2018. In February 2019, the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”). HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND® (aprepitant) capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An Investigational New Drug application for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. An NDA for HTX-019 is planned in late 2021 for prevention of PONV in adults.

In September 2020, our third approved product, ZYNRELEF™ (also known as HTX-011) was granted a marketing authorization by the European Commission (“EC”). ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy.

HTX-011 (ZYNRELEF in Europe) is an investigational agent in the U.S. and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the New Drug Application (“NDA”) received Priority Review designation. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. At the Type A End-of-Review meeting in September 2020 (the “Type A Meeting”), the FDA agreed with the change to the manufacturing specification proposed by Heron to address the FDA’s concern and agreed with our proposal to bridge the clinical and nonclinical excipient exposure data to address the other 3 deficiencies. In November 2020, we resubmitted the NDA to the FDA for HTX-011 based on the outcome and final minutes of the Type A Meeting. The Prescription Drug User Fee Act goal date is May 12, 2021.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the Europe). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We expect to initiate the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

Net Product Sales

Net product sales include revenue recognized for sales of CINVANTI and SUSTOL to a limited number of specialty distributors and full line wholesalers (collectively, “Customers”), less applicable sales allowances. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

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

Research and Development Expense

All costs of research and development are expensed in the period incurred. Research and development expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in manufacturing, clinical and preclinical development, regulatory, quality and medical affairs. Other research and development expense includes professional fees paid to outside service providers and consultants, facilities costs and materials used in the clinical and preclinical trials and research and development.

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

We expect research and development expense to remain comparable in 2021, as we continue our ongoing research and development efforts for our Product Candidates, clinical and manufacturing costs, and costs for postmarketing requirements for CINVANTI and SUSTOL. The lengthy process of completing our clinical trials and seeking regulatory approval for our Product Candidates requires the expenditure of substantial resources.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, information technology, legal and human resource functions. Other general and administrative expense includes professional fees for legal, investor relations, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense. We expect general and administrative expense in 2021 to remain consistent with 2020.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to launch preparation activities for HTX-011 and ongoing costs related to CINVANTI and SUSTOL. We expect sales and marketing expense to significantly increase in 2021 to support the launch of HTX-011, if approved. The commercial launch process requires the expenditure of substantial resources.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, and other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934 (“Exchange Act”). In addition, other income (expense), net includes interest expense on the Subordinated Secured Promissory Note (“Promissory Note”), as well as interest expense and amortization of debt discount related to our Senior Secured Convertible Notes (“Convertible Notes”), and impairment of property and equipment.

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

Our critical accounting policies used in the preparation of our consolidated financial statements involve significant judgments and estimates and include the following:

Revenue Recognition

Product Sales

CINVANTI and SUSTOL are distributed in the U.S. through a limited number of Customers that resell to healthcare providers and hospitals, the end users of CINVANTI and SUSTOL.

Adoption of Topic 606

On January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. We recognize product sales as revenue when our products are sold to our Customers (sell-in approach). Product sales under Topic 606 are reported net of product sales allowances, which include product returns.

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

•

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which product was sold.

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

Investments

We invest in various types of securities, including U.S. treasury bills and government agency obligations, corporate debt securities and commercial paper. As of December 31, 2020, we had $159.3 million in investments which were classified as Level 1 or 2 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices for similar assets, quoted prices in markets that are not active or other inputs that are observable. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statements of financial positions.

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

We assess the likelihood that we will be able to recover our deferred tax assets. In doing so, we consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2020, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2020 and 2019

Net Product Sales

Net product sales for the year ended December 31, 2020 were $88.6 million, compared to $146.0 million for the same period in 2019. For the year ended December 31, 2020, net product sales of CINVANTI were $87.8 million, compared to $132.2 million for the same period in 2019. For the year ended December 31, 2020, net product sales of SUSTOL were $0.8 million, compared to $13.8 million for the same period in 2019. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL, to improve the reimbursement and net selling price of the product, which resulted in significantly lower SUSTOL net product sales in 2020. The decrease in net product sales of CINVANTI for the year ended December 31, 2020 was due to the impact of generic arbitrage. We believe that the most significant impact of the generic arbitrage is over and we expect growth of net product sales for our CINV franchise in 2021 and beyond.

Cost of Product Sales

For the year ended December 31, 2020, cost of product sales was $36.2 million, compared to $61.6 million for the same period in 2019. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the years ended December 31, 2020 and 2019 included charges resulting from the write-off of short-dated SUSTOL inventory of $0.1 million and $3.3 million, respectively.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2020	2019
HTX-011-related costs	$95,496	$95,256
CINVANTI-related costs	7,521	4,632
HTX-034-related costs	4,337	5,714
SUSTOL-related costs	2,362	2,409
Personnel costs and other expenses	44,086	40,169
Stock-based compensation expense	20,731	19,202
Total research and development expense	$174,533	$167,382

For the year ended December 31, 2020, research and development expense was $174.5 million, compared to $167.4 million for the same period in 2019. This increase was primarily due to an increase in personnel costs and other expenses of $3.9 million, costs related to CINVANTI of $2.9 million and stock-based compensation expense of $1.5 million, partially offset by a decrease in costs related to HTX-034 of $1.4 million.

General and Administrative Expense

For the year ended December 31, 2020, general and administrative expense was $42.2 million, compared to $37.9 million for the same period in 2019. This increase was primarily due to an increase in facility-related costs resulting from the expansion of our office space in San Diego, California and an increase in stock-based compensation expense.

Sales and Marketing Expense

For the year ended December 31, 2020, sales and marketing expense was $63.9 million, compared to $89.8 million for the same period in 2019. This decrease was primarily due to a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL, as well as a decrease in costs to support the launch preparation activities for HTX-011 (ZYNRELEF in Europe). In addition, during the year ended December 31, 2019, we recognized one-time costs associated with the retirement of our President in February 2019, including $8.4 million of stock-based compensation expense for stock option modifications. There was no comparable activity during the year ended December 31, 2020.

Other Income, Net

For the year ended December 31, 2020, other income, net was $0.9 million, compared to $5.9 million for the same period in 2019. The decrease was primarily due to a decrease in interest income earned on our short-term investments.

Results of Operations

Years Ended December 31, 2019 and 2018

Net Product Sales

Net product sales for the year ended December 31, 2019 were $146.0 million, compared to $77.5 million for the same period in 2018. For the year ended December 31, 2019, net product sales of CINVANTI were $132.2 million, compared to $56.2 million for the same period in 2018. For the year ended December 31, 2019, net product sales of SUSTOL were $13.8 million, compared to $21.3 million for the same period in 2018. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL which resulted in significantly lower SUSTOL net product sales.

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

Other Income, Net

For the year ended December 31, 2019, other income, net was $5.9 million, compared to $5.1 million for the same period in 2018. This increase was primarily due to interest income earned on our short-term investments, as well as a decrease in interest expense due to the repayment of the Promissory Note in August 2018, partially offset by other income resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Exchange Act in September 2018.

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $208.5 million, compared to $391.0 million as of December 31, 2019. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

Our net loss for the year ended December 31, 2020 was $227.3 million, or $2.50 per share, compared to a net loss of $204.7 million, or $2.50 per share, for the same period in 2019.

Our net cash used for operating activities for the year ended December 31, 2020 was $184.8 million, compared to $124.6 million for the same period in 2019. The increase in net cash used for operating activities was primarily due to changes in working capital associated with the ongoing commercialization of CINVANTI and an increase in net loss.

Our net cash provided by investing activities for the year ended December 31, 2020 was $209.0 million, compared to net cash used for investing activities of $21.8 million for the same period in 2019. The increase in cash provided by investing activities was primarily due to an increase in net maturities of short-term investments of $215.8 million for the year ended December 31, 2020, compared to net purchases of short-term investments of $14.6 million for the year ended December 31, 2019.

Our net cash provided by financing activities for the year ended December 31, 2020 was $9.1 million, compared to $186.4 million for the same period in 2019. The decrease in cash provided by financing activities was due primarily to net proceeds received from a public offering of our common stock of $162.2 million for the year ended December 31, 2019. The decrease was also due to a decrease in proceeds received from stock option exercises of $6.8 million for the year ended December 31, 2020, compared to $22.2 million for the year ended December 31, 2019.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$20,831	$3,942	$8,236	$8,653	$—
Capital expenditures	4,146	4,146	—	—	—
Purchase obligations	84,675	84,039	636	—	—
Total	$109,652	$92,127	$8,872	$8,653	$—

As of December 31, 2020, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. For the year ended December 31, 2020, rent expense was $3.9 million.

At December 31, 2020, capital expenditures consisted of non-cancellable commitments for equipment related to scale-up activities at our third-party manufacturers. Total capital expenditures of $3.1 million were not included in our consolidated financial statements for the year ended December 31, 2020. We intend to use our current financial resources to fund our commitments under the capital expenditure obligations.

At December 31, 2020, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of HTX-011, CINVANTI and SUSTOL, as well as commitments with various vendors for sales and marketing support. Total purchase obligations of $43.9 million were not included in our consolidated financial statements for the year ended December 31, 2020. We intend to use our current financial resources to fund our commitments under these purchase obligations.

The holders of the Convertible Notes may also require prepayment of such notes at any time at each holder’s option (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). As of December 31, 2020, $7.6 million aggregate principal amount of the Convertible Notes were outstanding.

We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials and contract manufacturing organizations for the manufacture and supply of preclinical, clinical and commercial materials and drug product. We make payments to these clinical sites and clinical research organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. In some of our agreements with contract manufacturing organizations, we are required to meet minimum purchase obligations. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

Off–Balance Sheet Arrangements

We are not involved in any “off–balance sheet arrangements” within the meaning of the rules of the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2020 and 2019. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REport of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Revenues from Contracts with Customers

Description of the Matter—Product Returns

As discussed in Note 5 to the consolidated financial statements, the Company earns its revenue through the sale of its products, CINVANTI and SUSTOL, to specialty distributors. Such revenue totaled $88.6 million for the year ended December 31, 2020. The amount of revenue recognized is net of product sales allowances for product returns, distributor fees, group purchase organization fees, discounts and rebates, and Medicare rebates, which totaled $119.1 million for the year ended December 31, 2020. The allowances are recorded in the same period that the related revenue is recognized and create variability for consideration that the Company expects to receive. Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of product returns.

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

February 24, 2021

We have served as the Company's auditor since 2006.

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$105,138	$71,898
Short-term investments	103,353	319,074
Accounts receivable, net	41,850	39,879
Inventory	41,905	24,968
Prepaid expenses and other current assets	21,950	23,245
Total current assets	314,196	479,064
Property and equipment, net	22,737	19,618
Right-of-use lease assets	16,277	13,754
Other assets	346	346
Total assets	$353,556	$512,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525	$2,758
Accrued clinical and manufacturing liabilities	49,962	34,614
Accrued payroll and employee liabilities	13,597	15,248
Other accrued liabilities	28,369	36,535
Current lease liabilities	2,997	1,926
Convertible notes payable to related parties, net of discount	7,053	5,624
Total current liabilities	102,503	96,705
Non-current lease liabilities	14,561	12,242
Total liabilities	117,064	108,947
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,500 shares authorized; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value: 150,000 shares authorized; 91,310 and 90,304 shares issued and outstanding at December 31, 2020 and 2019, respectively	913	903
Additional paid-in capital	1,628,070	1,568,317
Accumulated other comprehensive income	257	85
Accumulated deficit	(1,392,748)	(1,165,470)
Total stockholders’ equity	236,492	403,835
Total liabilities and stockholders’ equity	$353,556	$512,782

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018

Revenues:
Net product sales	$88,638	$145,968	$77,474
Operating expenses:
Cost of product sales	36,189	61,619	27,512
Research and development	174,533	167,382	140,032
General and administrative	42,226	37,897	29,263
Sales and marketing	63,853	89,764	64,604
Total operating expenses	316,801	356,662	261,411
Loss from operations	(228,163)	(210,694)	(183,937)
Other income, net:
Interest income	3,633	7,259	5,965
Interest expense	(1,901)	(1,472)	(2,672)
Other income (expense)	(847)	158	1,804
Total other income, net	885	5,945	5,097
Net loss	(227,278)	(204,749)	(178,840)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	172	172	(77)
Comprehensive loss	$(227,106)	$(204,577)	$(178,917)
Basic and diluted net loss per share	$(2.50)	$(2.50)	$(2.44)
Shares used in computing basic and diluted net loss per share	90,774	81,779	73,193

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2017	64,609	646	913,955	(10)	(783,455)	131,136
Cumulative effect of adoption of new accounting standard	—	—	—	—	1,574	1,574
Issuance of common stock in public offerings, net	11,963	120	363,008	—	—	363,128
Conversion benefit included in Convertible Notes issued	—	—	392	—	—	392
Issuance of common stock under Employee Stock Purchase Plan	72	1	1,178	—	—	1,179
Issuance of common stock on exercise of stock options	1,530	15	18,286	—	—	18,301
Stock-based compensation expense	—	—	33,367	—	—	33,367
Net loss	—	—	—	—	(178,840)	(178,840)
Net unrealized loss on short-term investments	—	—	—	(77)	—	(77)
Comprehensive loss	—	—	—	—	—	(178,917)
Balance, December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Issuance of common stock in public offerings, net	9,857	99	162,052	—	—	162,151
Conversion benefit included in Convertible Notes issued	—	—	416	—	—	416
Issuance of common stock under Employee Stock Purchase Plan	126	1	2,108	—	—	2,109
Issuance of common stock on exercise of stock options	1,983	20	22,144	—	—	22,164
Issuance of common stock on exercise of warrants	132	1	—	—	—	1
Issuance of common stock on conversion of Convertible Notes	32	—	—	—	—	—
Stock-based compensation expense	—	—	51,411	—	—	51,411
Net loss	—	—	—	—	(204,749)	(204,749)
Net unrealized gain on short-term investments	—	—	—	172	—	172
Comprehensive loss	—	—	—	—	—	(204,577)
Balance, December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	440	—	—	440
Issuance of common stock under Employee Stock Purchase Plan	194	2	2,315	—	—	2,317
Issuance of common stock on exercise of stock options	545	5	6,754	—	—	6,759
Issuance of common stock on exercise of warrants	267	3	—	—	—	3
Issuance of common stock on conversion of Convertible Notes	—	—	26	—	—	26
Stock-based compensation expense	—	—	50,218	—	—	50,218
Net loss	—	—	—	—	(227,278)	(227,278)
Net unrealized gain on short-term investments	—	—	—	172	—	172
Comprehensive loss	—	—	—	—	—	(227,106)
Balance, December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(227,278)	$(204,749)	$(178,840)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	50,218	51,411	33,367
Depreciation and amortization	2,847	2,044	1,513
Amortization of debt discount	1,429	1,050	890
Amortization of premium (accretion of discount) on short-term investments	125	(3,730)	(3,412)
Realized gain on available-for-sale investments	—	(8)	—
Impairment of property and equipment	847	107	72
Loss on disposal of property and equipment	—	62	29
Change in operating assets and liabilities:
Accounts receivable	(1,971)	24,773	(22,778)
Inventory	(16,937)	14,064	(29,122)
Prepaid expenses and other assets	1,295	(12,052)	(7,482)
Accounts payable	(2,233)	(14,105)	(1,906)
Accrued clinical and manufacturing liabilities	15,348	10,144	(3,614)
Accrued payroll and employee liabilities	(1,651)	1,851	4,537
Other accrued liabilities	(6,859)	4,558	14,941
Net cash used for operating activities	(184,820)	(124,580)	(191,805)
Investing activities:
Purchases of short-term investments	(134,007)	(477,035)	(497,104)
Maturities and sales of short-term investments	349,775	462,406	227,700
Purchases of property and equipment	(6,813)	(7,154)	(9,171)
Proceeds from the sale of property and equipment	—	—	25
Net cash provided by (used for) investing activities	208,955	(21,783)	(278,550)
Financing activities:
Net proceeds from sale of common stock and/or pre-funded warrants	—	162,151	363,128
Proceeds from purchases under the Employee Stock Purchase Plan	2,317	2,109	1,179
Proceeds from stock option exercises	6,759	22,164	18,301
Proceeds from conversion of convertible notes payable	26	—	—
Proceeds from warrant exercises	3	1	—
Repayment of promissory note payable to related party	—	—	(25,000)
Net cash provided by financing activities	9,105	186,425	357,608
Net increase (decrease) in cash and cash equivalents	33,240	40,062	(112,747)
Cash and cash equivalents at beginning of year	71,898	31,836	144,583
Cash and cash equivalents at end of year	$105,138	$71,898	$31,836
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$1,183
Cumulative effect of adoption of new accounting standard	$—	$—	$1,574

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

In August 2016, our first commercial product, SUSTOL® (granisetron) extended-release injection (“SUSTOL”), was approved by the U.S. Food and Drug Administration (“FDA”). SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonist that utilizes our proprietary Biochronomer® drug delivery technology to maintain therapeutic levels of granisetron for ≥5 days. We commenced commercial sales of SUSTOL in the U.S. in October 2016.

In November 2017, our second commercial product, CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) was approved by the FDA. In October 2019, the FDA approved our supplemental New Drug Application (“sNDA”) for CINVANTI to expand the indication and recommended dosage to include the 130 mg single-dose regimen for patients receiving moderately emetogenic cancer chemotherapy (“MEC”). CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy (HEC) including high-dose cisplatin as a single-dose regimen, delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy (MEC) as a single-dose regimen, and nausea and vomiting associated with initial and repeat courses of MEC as a 3-day regimen. CINVANTI is an intravenous (“IV”) formulation of aprepitant, a substance P/neurokinin-1 (“NK1”) receptor antagonist. We commenced commercial sales of CINVANTI in the U.S. in January 2018. In February 2019, the FDA approved our sNDA for CINVANTI, for IV use, which expanded the administration of CINVANTI beyond the initially approved administration method (a 30-minute IV infusion) to include a 2-minute IV injection.

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”). HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND® (aprepitant) capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An Investigational New Drug application for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. An NDA for HTX-019 is planned in late 2021 for prevention of PONV in adults.

In September 2020, our third approved product, ZYNRELEF™ (also known as HTX-011) was granted a marketing authorization by the European Commission (“EC”). ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy.

HTX-011 (ZYNRELEF in Europe) is an investigational agent in the United States and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the New Drug Application (“NDA”) received Priority Review designation. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. At the Type A End-of-Review meeting in September 2020 (the “Type A Meeting”), the FDA agreed with the change to the manufacturing specification proposed by Heron to address the FDA’s concern and agreed with our proposal to bridge the clinical and nonclinical excipient exposure data to address the other 3 deficiencies. In November 2020, we resubmitted the NDA to the FDA for HTX-011 based on the outcome and final minutes of the Type A Meeting. The Prescription Drug User Fee Act goal date is May 12, 2021. Our New Drug Submission for HTX-011 for the management of postoperative pain was accepted by Health Canada in November 2019. We are working to respond to a list of questions received from Health Canada in July 2020, and we anticipate up to a 300-day review period following our responsive submission.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the Europe). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We expect to initiate the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

As of December 31, 2020, we had $208.5 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value (see Note 3). Our Convertible Notes outstanding at December 31, 2020 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

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

CINVANTI and SUSTOL are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell to healthcare providers and hospitals, the end users of CINVANTI and SUSTOL.

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Year Ended December 31, 2020	As of December 31, 2020
Customer A	44.0%	61.3%
Customer B	33.5%	29.8%
Customer C	20.8%	8.5%
Total	98.3%	99.6%

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

We offered extended payment terms to our Customers in connection with our product launches of SUSTOL and CINVANTI in October 2016 and January 2018, respectively, in anticipation of the timing in reimbursement by government and commercial payers. Effective January 2018, we shortened payment terms to certain of our SUSTOL Customers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of December 31, 2020, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of December 31, 2020 and 2019, we determined that an allowance for doubtful accounts was not required. For the years ended December 31, 2020 and 2019, we did not write-off any accounts receivable balances.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between our net loss and comprehensive net loss for all periods presented.

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

Because we have incurred a net loss for all periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2020	2019	2018
Stock options outstanding	18,912	16,665	15,265
Restricted stock units outstanding	603	—	—
Warrants outstanding	220	508	640
Shares of common stock underlying Convertible Notes outstanding	9,510	8,960	8,473

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

Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. Adoption of ASU 2019-12 requires certain changes to be made prospectively and other changes to be made retrospectively. On January 1, 2021 we adopted the provisions of ASU 2019-12 which did not have a material impact on our results of operations, cash flows, financial condition, internal controls or related disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of these such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$49,149	$49,149	$—	$—
U.S. treasury bills and government agency obligations	20,276	—	20,276	—
U.S. corporate debt securities	11,547	—	11,547	—
Foreign corporate debt securities	15,557	—	15,557	—
U.S. commercial paper	27,996	—	27,996	—
Foreign commercial paper	83,966	—	83,966	—
Total	$208,491	$49,149	$159,342	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$56,931	$56,931	$—	$—
U.S. treasury bills and government agency obligations	140,626	140,626	—	—
U.S. corporate debt securities	80,170	—	80,170	—
Foreign corporate debt securities	23,203	—	23,203	—
U.S. commercial paper	32,801	—	32,801	—
Foreign commercial paper	57,241	—	57,241	—
Total	$390,972	$197,557	$193,415	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2020, cash equivalents included $55.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $103.4 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2019, cash equivalents included $15.0 million of available-for-sale securities with contractual maturities of three months or less. As of December 31, 2019, short-term investments included $279.7 million of available-for-sale securities with contractual maturities of three months to one year and $39.4 million of available-for-sale securities with contractual maturities greater than one year. The money market funds as of December 31, 2020 and 2019 are included in cash and cash equivalents on the consolidated balance sheets.

4.	Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$20,110	$166	$—	$20,276
U.S. corporate debt	11,505	42	—	11,547
Foreign corporate debt	15,508	49	—	15,557
U.S. commercial paper	13,997	—	—	13,997
Foreign commercial paper	41,976	—	—	41,976
Total	$103,096	$257	$—	$103,353

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$140,567	$59	$—	$140,626
U.S. corporate debt securities	80,159	11	—	80,170
Foreign corporate debt securities	23,188	15	—	23,203
U.S. commercial paper	32,801	—	—	32,801
Foreign commercial paper	42,274	—	—	42,274
Total	$318,989	$85	$—	$319,074

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2020 and 2019.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For both years ended December 31, 2020 and 2019, we recorded $172,000 in net unrealized gains associated with our short-term investments. For the year ended December 31, 2018, we recorded $77,000 in net unrealized losses associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We recognized $8,000 in realized gains during the year ended December 31, 2019. We did not recognize any realized gains or losses during the years ended December 31, 2020 and 2018.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$18,994	$6,635
Work in process	6,847	12,571
Finished goods	16,064	5,762
Total inventory	$41,905	$24,968

As of December 31, 2020, total inventory included $37.8 million related to CINVANTI and $4.1 million related to SUSTOL. As of December 31, 2019, total inventory included $23.5 million related to CINVANTI and $1.5 million related to SUSTOL. In addition, cost of product sales for the years ended December 31, 2020 and 2019 included charges of $0.1 million and $3.3 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Scientific equipment	$29,135	$24,603
Leasehold improvements	878	206
Computer equipment and software	1,461	1,314
Furniture, fixtures and office equipment	2,135	1,520
Property and equipment, gross	33,609	27,643
Less: accumulated depreciation and amortization	(10,872)	(8,025)
Property and equipment, net	$22,737	$19,618

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $2.0 million and $1.5 million, respectively. As of December 31, 2020 and 2019, $14.1 million and $13.5 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued employee salaries and benefits	$1,691	$3,047
Accrued bonuses	8,479	9,545
Accrued vacation	3,427	2,656
Total accrued payroll and employee liabilities	$13,597	$15,248

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued product sales allowances	$24,571	$27,939
Accrued consulting and professional fees	3,450	7,742
Accrued accounts payable	104	310
Other accrued liabilities	244	544
Total other accrued liabilities	$28,369	$36,535

5.	Revenue Recognition

Product Sales

CINVANTI and SUSTOL are distributed in the U.S. through a limited number of Customers that resell to healthcare providers and hospitals, the end users of CINVANTI and SUSTOL.

Adoption of Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. With the adoption of Topic 606, we recognize product sales as revenue when our products are sold to our Customers (sell-in approach). Product sales under Topic 606 are reported net of product sales allowances, which include product returns.

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

•

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which product was sold.

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

Net product sales for the year ended December 31, 2020 were $88.6 million, compared to $146.0 million for the same period in 2019. For the year ended December 31, 2020, net products sales of CINVANTI were $87.8 million, compared to $132.2 million for the same period in 2019. For the year ended December 31, 2020, net product sales of SUSTOL were $0.8 million, compared to $13.8 million for the same period in 2019.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

			Discounts,
			Rebates and
	Product	Distributor	Administrative
	Returns	Fees	Fees	Total
Balance at December 31, 2019	$2,351	$3,999	$21,589	$27,939
Provision	498	15,964	102,603	119,065
Payments/credits	(145)	(16,033)	(106,255)	(122,433)
Balance at December 31, 2020	$2,704	$3,930	$17,937	$24,571

6.	Commitments and Contingencies

Leases

As of December 31, 2020, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. During the year ended December 31, 2020, we paid $3.6 million for our operating lease.

We leased 26,067 square feet of laboratory, office and warehouse space in Redwood City, California. The lease for the Redwood City space expired in May 2019. In March 2018, we entered into a sublease agreement for the Redwood City property. The sublease agreement expired in May 2019. We also leased 1,898 square feet of office space in Jersey City, New Jersey. The lease for the Jersey City office space expired in December 2019.

Annual future minimum lease payments as of December 31, 2020 are as follows (in thousands):

Year ended December 31:
2021	$3,942
2022	4,058
2023	4,178
2024	4,274
2025	4,379
Thereafter	—
Total future minimum lease payments	20,831
Less: discount	(3,273)
Total lease liabilities	$17,558

Rent expense under all operating leases totaled $3.9 million, $3.1 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Development Agreements

We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials and contract manufacturing organizations for the manufacture and supply of preclinical, clinical and commercial materials and drug product. We make payments to these clinical sites and clinical research organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. In some of our agreements with contract manufacturing organizations, we are required to meet minimum purchase obligations. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.
7.	Reorganization

In October 2020, we implemented changes to our organizational structure. In connection with the reorganization, we provided or will provide employees one-time severance payments upon termination, continued benefits for a specified period of time, outplacement services and certain stock option modifications.

The total expense for these activities was $5.6 million, $2.5 million of which is primarily for severance and $3.1 million of which is for non-cash, stock-based compensation expense. For the year ended December 31, 2020, total expenses were $5.6 million, with $1.2 million in research and development expense, $3.7 million in general and administrative expense and $0.7 million in sales and marketing expense. As of December 31, 2020, we had paid $2.4 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

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

As of December 31, 2020, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the year ended December 31, 2020, accrued interest of $0.4 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.4 million. For the years ended December 31, 2020, 2019 and 2018, interest expense relating to the stated rate was $0.4 million for each of the three periods. Interest expense relating to the amortization of the debt discount was $1.4 million, $1.1 million and $0.9 million, respectively.

As of December 31, 2020, the carrying value of the Convertible Notes was $7.1 million, which is comprised of the $7.6 million principal amount of the Convertible Notes outstanding, less a debt discount of $0.5 million. As of December 31, 2020, the Convertible Notes were convertible into 9.5 million shares of our common stock.

Promissory Note

In August 2016, we entered into the Subordinated Secured Promissory Note (“Promissory Note”) with TCP whereby TCP agreed to lend us up to $100.0 million. The Promissory Note had a two-year term and bore interest at a rate of 8% per annum. The first close of $50.0 million occurred on August 5, 2016. The second close of an additional $50.0 million was not drawn and expired prior to the draw down. There were no fees, no warrants and no equity conversion features associated with this transaction. The Promissory Note was secured by a second-priority lien on substantially all of our assets. TCP is controlled by TCM. The manager of TCM is Kevin Tang, who served as the Chairman of our Board of Directors at the time. The terms of the Promissory Note were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction.

For the year ended December 31, 2018, interest expense was $1.2 million. In August 2018, we paid the remaining obligation under the Promissory Note, which included $25.0 million of outstanding principal and $0.2 million of accrued interest. As of December 31, 2018, there were no remaining obligations under the Promissory Note.
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

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the year ended December 31, 2017, warrant holders exercised 4,426 warrants under the cashless exercise provision in each such holder’s warrant, which resulted in the net issuance of 4,423 shares of common stock and no net cash proceeds to us. During the year ended December 31, 2019, warrant holders exercised 132,130 warrants, which resulted in the issuance of 132,130 shares for net cash proceeds of $1,321. During the year ended December 31, 2020, warrant holders exercised 267,870 warrants, which resulted in the issuance of 267,870 shares for net cash proceeds of $2,679. As of December 31, 2020, 195,574 warrants from the June 2014 public offering remain outstanding.

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2020 were as follows:

Number of
Shares
Stock options outstanding	18,912,529
Restricted stock units outstanding	602,741
Stock options available for grant	1,575,955
Employee Stock Purchase Plan	176,250
Warrants outstanding	220,164
Shares of common stock underlying Convertible Notes outstanding (see Note 8)	9,510,208
Total shares reserved for future issuance	30,997,847

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”) at which time a maximum of 10,000 shares of common stock were available for issuance. In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016, June 2017 and June 2019, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000, 200,000 and 300,000 shares, respectively, for a total of 775,000 shares reserved at December 31, 2020. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 6 months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 193,841, 125,727, and 71,499 shares in 2020, 2019 and 2018, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2020, 2019 and 2018 was $11.95, $16.77 and $16.48, respectively. As of December 31, 2020, 598,750 shares of common stock have been issued under the ESPP and 176,250 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Amended and Restated Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016, June 2017 and June 2019, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000, 5,000,000 and 7,000,000 shares of common stock, respectively, resulting in an aggregate of 25,800,000 shares of common stock authorized for issuance as of December 31, 2020. At December 31, 2020, there were 1,575,955 shares available for future grant under the 2007 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

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

In 2020, we began granting restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2007 Plan. We satisfy such grants through the issuance of new shares upon vesting.

The following table summarizes the stock option plan activity (including RSUs):

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2017	13,462,964	$15.03
Granted	4,052,011	$26.83
Exercised	(1,529,509)	$11.97
Cancelled	(720,859)	$17.98
Balance at December 31, 2018	15,264,607	$18.33
Granted	4,933,480	$24.21
Exercised	(1,983,221)	$11.18
Cancelled	(1,550,226)	$23.26
Balance at December 31, 2019	16,664,640	$20.47
Granted	4,659,942	$13.95
Exercised	(544,441)	$12.41
Cancelled	(1,264,871)	$22.84
Balance at December 31, 2020	19,515,270	$18.98

For the year ended December 31, 2020, equity awards cancelled (included in the above table) consisted of 922,578 options and RSUs forfeited with a weighted-average exercise price of $22.76 and 342,293 options expired with a weighted-average exercise price of $23.04.

As of December 31, 2020, options exercisable have a weighted-average remaining contractual term of 5.7 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2020 and 2019 was $3.2 million and $25.0 million, respectively. As of December 31, 2020 and 2019, the total intrinsic value of options outstanding and exercisable was $69.1 million and $56.3 million, respectively.

	Years Ended December 31,
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Exercisable at end of year	10,237,202	$18.74	7,436,379	$17.02	6,523,093	$14.83
Options vested or expected to vest	18,179,553	$19.58	15,962,432	$20.31	14,449,017	$18.11

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2020 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Options	Range of	Contractual	Exercise	Options	Options
Outstanding	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable
2,700,473	$5.20–$13.00	3.97	$10.14	2,691,327	$10.14
800,371	$13.05–$15.55	6.13	14.31	655,173	14.22
3,582,407	$15.72	9.75	15.72	149,197	15.72
2,838,033	$15.78–$17.89	6.10	16.87	2,348,090	16.84
3,688,255	$18.00–$24.97	7.15	22.97	2,036,430	23.10
3,498,912	$25.02	8.63	25.02	1,010,859	25.02
1,804,078	$25.06–$39.00	6.64	30.58	1,346,126	30.43
18,912,529		7.21	19.59	10,237,202	18.74

On December 31, 2020, we had reserved 19,515,270 shares of common stock for future issuance on exercise of outstanding options and vesting of outstanding restricted stock units granted under the 2007 Plan, as well as the non-plan grants.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2020	2019	2018
Research and development	$20,731	$19,202	$13,689
General and administrative	15,601	13,564	9,630
Sales and marketing	13,886	18,645	10,048
Total stock-based compensation expense	$50,218	$51,411	$33,367

As of December 31, 2020, there was $116.1 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.8 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2020	2019	2018
Risk-free interest rate	0.5%	1.8%	2.8%
Dividend yield	—%	—%	—%
Volatility	69.4%	66.5%	70.4%
Expected life (years)	6	6	6

ESPP:

	December 31,
	2020	2019	2018
Risk-free interest rate	0.1%	1.9%	2.4%
Dividend yield	—%	—%	—%
Volatility	67.7%	52.1%	59.7%
Expected life (months)	6	6	6

The weighted-average fair value of options granted was $9.76, $14.70 and $17.24 for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted-average fair value of shares purchased through the ESPP was $5.18, $5.94 and $9.95 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2020	2019	2018
Tax at statutory federal rate	$(47,728)	$(42,997)	$(37,557)
State tax, net of federal benefit	(8,218)	(9,823)	(6,527)
Research and development credits	(4,327)	(4,855)	(4,775)
Stock-based compensation expense	4,675	2,906	(2,059)
Non-deductible compensation	1,455	4,720	901
Change in valuation allowance	53,621	49,479	50,834
Other	522	570	(817)
Provision for income taxes	$—	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$251,971	$210,301
Research and development credits	49,683	42,490
Stock-based compensation	20,211	15,628
Lease liabilities	4,330	3,487
Other	3,777	3,818
Total gross deferred tax assets	329,972	275,724
Deferred tax liabilities:
Right-of-use lease assets	(4,014)	(3,385)
Total gross deferred tax liabilities	(4,014)	(3,385)
Valuation allowance	(325,958)	(272,339)
Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2020 and 2019 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2020, we had federal, California and other state net operating loss (“NOL”) carryforwards of $1.0 billion, $111.9 million and $515.5 million, respectively. The federal NOL carryforwards consist of $549.7 million generated before January 1, 2018, which will begin to expire in 2021, and $492.0 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2020, we had federal and state research and development credit carryforwards of $39.4 million and $18.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2022. The state research and development credit carryforwards will begin to expire in 2023.

Internal Revenue Code (“IRC”) Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Sections 382 and 383 limitation. State jurisdictions have similar rules. We have previously performed an analysis of IRC Sections 382 and 383 through 2018 and determined there were ownership changes in 2007, 2011 and 2013. We are currently in the process of updating our IRC Sections 382 and 383 analysis through 2020. The limitation in the federal and state NOL and research and development credit carryforwards that expire unused would reduce the deferred tax assets, which are fully offset by a valuation allowance.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2002 to 2020 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,784	$2,385	$120
Additions for tax positions of prior years	341	147	—
Additions based on tax positions related to current year	2,281	2,252	2,265
Balance at end of year	$7,406	$4,784	$2,385

Due to our valuation allowance, the $7.4 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We evaluated the impact of the CARES Act and determined that there was no material impact for the year ended December 31, 2020.

On June 29, 2020, California Assembly Bill 85 was signed into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given our loss position in the current year, the new legislation did not impact the current year provision or our financial statements for the year ended December 31, 2020. We will continue to monitor possible California net operating loss and credit limitations in future periods.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” was enacted and signed into law to further COVID-19 economic relief and extend certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven PPP loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant. The provisions did not have a material impact on our financial statements for the year ended December 31, 2020.
11.	Other Income (Expense), Net

In 2018, we recorded $1.9 million in income to other income (expense), net resulting from the disgorgement of short-swing profits arising from the sales of our common stock by a beneficial owner pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

12.	Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $8,550, $8,400 and $8,250 for the years ended December 31, 2020, 2019 and 2018, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2020, 2019 and 2018, we contributed $1.1 million, $1.0 million and $0.7 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.
13.	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$25,400	$22,668	$19,965	$20,605
Cost of product sales	(10,622)	(9,005)	(7,170)	(9,392)
Gross Profit	14,778	13,663	12,795	11,213
Operating expenses:
Research and development	36,894	44,004	49,182	44,453
General and administrative	10,422	9,819	9,482	12,503
Sales and marketing	20,196	15,589	12,515	15,553
Loss from operations	(52,734)	(55,749)	(58,384)	(61,296)
Other income (expense), net	1,155	559	156	(985)
Net loss	$(51,579)	$(55,190)	$(58,228)	$(62,281)
Basic and diluted net loss per share	$(0.57)	$(0.61)	$(0.64)	$(0.68)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Net product sales	$31,602	$36,659	$42,624	$35,083
Cost of product sales	(14,962)	(13,588)	(17,195)	(15,874)
Gross Profit	16,640	23,071	25,429	19,209
Operating expenses:
Research and development	42,972	41,425	34,708	48,277
General and administrative	9,648	9,778	8,597	9,874
Sales and marketing	28,720	23,647	16,977	20,420
Loss from operations	(64,700)	(51,779)	(34,853)	(59,362)
Other income, net	1,688	1,557	1,258	1,442
Net loss	$(63,012)	$(50,222)	$(33,595)	$(57,920)
Basic and diluted net loss per share	$(0.80)	$(0.63)	$(0.42)	$(0.65)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2020. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

Stockholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Heron Therapeutics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2020. Such information is incorporated herein by reference.

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
4.4

Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)

4.5

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2019, as Exhibit 4.5, filed on March 2, 2020)

10.1*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 26, 2019)
10.2*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 26, 2019)
10.3*	Form of 2007 Equity Incentive Plan Stock Option Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)
10.4*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)
10.5*

Form of 2007 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-O, filed on March 31, 2008)

10.6*	Form of Indemnification Agreement (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as Exhibit 10-S, filed on March 31, 2008)
10.7

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

10.9	Form of Senior Secured Convertible Note due 2021 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on April 28, 2011)
10.10

Securities Agreement, dated as of April 24, 2011, by and between the Company and Tang Capital Partners, LP, as Agent for the Purchasers (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on April 28, 2011)

10.11

Securities Purchase Agreement, dated June 29, 2011, by and between the Company and the purchasers listed on Schedule I thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on June 30, 2011)

10.12

Amendment to Senior Secured Convertible Note Due 2021, dated June 29, 2011, by and between the Company and the purchasers named in the Securities Purchase Agreement, dated April 24, 2011, (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on June 30, 2011)

10.13

Registration Rights Agreement, dated July 25, 2012, by and between the Company and the purchasers named therein (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 25, 2012)

10.14*

Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry D. Quart, Pharm.D. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI, filed on May 10, 2013)

10.15	Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL, filed on August 8, 2013)
10.16*

Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Dr. Barry Quart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.1, filed on May 8, 2015)

10.17+

SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement – Finished Final Drug Product, dated May 27, 2015, by and between the Company and Lifecore Biomedical, LLC) (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.18+

Commercial Supply Agreement, dated December 8, 2015, by and between the Company and SAFC, Inc. (incorporated by reference to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2015, as Exhibit 10.36, filed on December 23, 2016)

10.19*

Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)

10.20

Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)

10.21

First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

10.22*

Executive Employment Agreement, dated April 24, 2017, by and between the Company and Robert E. Hoffman (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as Exhibit 10.1, filed on August 9, 2017)

10.23

Second Amendment to Lease, dated May 8, 2018, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as Exhibit 10.1, filed on May 10, 2018)

10.24*

Executive Employment Agreement, dated July 15, 2019, by and between the Company and John Poyhonen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as Exhibit 10.1, filed on August 5, 2019)

10.25

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

HERON THERAPEUTICS, INC.

DATE: February 24, 2021	BY:	/s/ BARRY QUART
Barry Quart, Pharm.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Barry Quart as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, with respect to this annual report and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY QUART	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2021
Barry Quart, Pharm.D.

/s/ LISA PERAZA	Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)	February 24, 2021
Lisa Peraza

/s/ STEPHEN DAVIS	Director	February 24, 2021
Stephen Davis

/s/ CRAIG JOHNSON	Director	February 24, 2021
Craig Johnson

/s/ KIMBERLY MANHARD	Executive Vice President, Drug Development and Director	February 24, 2021
Kimberly Manhard

/s/ CHRISTIAN WAAGE	Director	February 24, 2021
Christian Waage