Form 10-Q
period 2021-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2021-05-10
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2021 was 101,829,066.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$59,739	$105,138
Short-term investments	106,727	103,353
Accounts receivable, net	38,525	41,850
Inventory	42,629	41,905
Prepaid expenses and other current assets	24,668	21,950
Total current assets	272,288	314,196
Property and equipment, net	22,704	22,737
Right-of-use lease assets	15,594	16,277
Other assets	346	346
Total assets	$310,932	$353,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,689	$525
Accrued clinical and manufacturing liabilities	54,219	49,962
Accrued payroll and employee liabilities	9,629	13,597
Other accrued liabilities	24,744	28,369
Current lease liabilities	3,081	2,997
Convertible notes payable to related parties, net of discount	7,555	7,053
Total current liabilities	100,917	102,503
Non-current lease liabilities	13,790	14,561
Total liabilities	114,707	117,064
Stockholders’ equity:
Common stock	914	913
Additional paid-in capital	1,640,552	1,628,070
Accumulated other comprehensive income	121	257
Accumulated deficit	(1,445,362)	(1,392,748)
Total stockholders’ equity	196,225	236,492
Total liabilities and stockholders’ equity	$310,932	$353,556

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product sales	$20,018	$25,400
Operating expenses:
Cost of product sales	9,207	10,622
Research and development	38,116	36,894
General and administrative	9,573	10,422
Sales and marketing	15,236	20,196
Total operating expenses	72,132	78,134
Loss from operations	(52,114)	(52,734)
Other income (expense)	(500)	1,155
Net loss	(52,614)	(51,579)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(136)	623
Comprehensive loss	$(52,750)	$(50,956)
Basic and diluted net loss per share	$(0.58)	$(0.57)
Shares used in computing basic and diluted net loss per share	91,388	90,409

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	114	—	—	114
Issuance of common stock under equity incentive plan	97	1	882	—	—	883
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	—	(52,614)	(52,614)
Net unrealized loss on short-term investments	—	—	—	(136)	—	(136)
Comprehensive loss	—	—	—	—	—	(52,750)
Balance as of March 31, 2021	91,407	$914	$1,640,552	$121	$(1,445,362)	$196,225

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	108	—	—	108
Issuance of common stock under equity incentive plan	70	—	504	—	—	504
Issuance of common stock on exercise of warrants	268	3	—	—	—	3
Stock-based compensation expense	—	—	11,974	—	—	11,974
Net loss	—	—	—	—	(51,579)	(51,579)
Net unrealized gain on short-term investments	—	—	—	623	—	623
Comprehensive loss	—	—	—	—	—	(50,956)
Balance as of March 31, 2020	90,642	$906	$1,580,903	$708	$(1,217,049)	$365,468

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(52,614)	$(51,579)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	11,486	11,974
Depreciation and amortization	739	621
Amortization of debt discount	502	310
Amortization of premium (accretion of discount) on short-term investments	48	(117)
Impairment of property and equipment	80	27
Change in operating assets and liabilities:
Accounts receivable	3,325	5,068
Prepaid expenses and other assets	(2,718)	10,803
Inventory	(724)	(9,881)
Accounts payable	1,164	8,804
Accrued clinical and manufacturing liabilities	4,257	707
Accrued payroll and employee liabilities	(3,968)	(6,478)
Other accrued liabilities	(3,515)	(3,194)
Net cash used for operating activities	(41,938)	(32,935)
Investing activities:
Purchases of short-term investments	(44,058)	(28,922)
Maturities and sales of short-term investments	40,500	95,675
Purchases of property and equipment	(786)	(2,938)
Net cash (used for) provided by investing activities	(4,344)	63,815
Financing activities:
Proceeds from issuance of common stock under equity incentive plan	883	504
Proceeds from warrant exercises	—	3
Net cash provided by financing activities	883	507
Net (decrease) increase in cash and cash equivalents	(45,399)	31,387
Cash and cash equivalents at beginning of year	105,138	71,898
Cash and cash equivalents at end of period	$59,739	$103,285

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

1. Business

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. Our advanced science, patented technologies, and innovative approach to drug discovery and development have allowed us to create and commercialize a portfolio of products that aim to advance the standard of care for acute care and oncology patients.

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

In September 2020, our third approved product, ZYNRELEF™ (also known as HTX-011) was granted a marketing authorization by the European Commission. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the European Union and European Economic Area and the United Kingdom. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy.

HTX-011 (ZYNRELEF in Europe) is an investigational agent in the United States and Canada. The FDA granted Breakthrough Therapy designation to HTX-011 and the New Drug Application (“NDA”) received Priority Review designation. A Complete Response Letter (“CRL”) was received from the FDA regarding the NDA for HTX-011 in June 2020. The CRL stated that the FDA is unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or chemistry, manufacturing and controls issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. At the Type A End-of-Review meeting in September 2020 (the “Type A Meeting”), the FDA agreed with the change to the manufacturing specification proposed by Heron to address the FDA’s concern and agreed with our proposal to bridge the clinical and nonclinical excipient exposure data to address the other 3 deficiencies. In November 2020, we resubmitted the NDA to the FDA for HTX-011 based on the outcome and final minutes of the Type A Meeting. The Prescription Drug User Fee Act goal date is May 12, 2021. Our New Drug Submission for HTX-011 for the management of postoperative pain was accepted by Health Canada in November 2019. In April 2021, we responded to a list of questions received from Health Canada and we anticipate up to a 300-day review period following screening of our responses.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as HTX-011 (ZYNRELEF in the Europe). By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

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

As of March 31, 2021 we had $166.5 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

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

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our bank and investment accounts have been placed under a control agreement in accordance with our Senior Secured Convertible Notes (“Convertible Notes”) (see Note 9).

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2021	As of March 31, 2021
Customer A	47.4%	53.6%
Customer B	32.7%	34.5%
Customer C	19.0%	11.3%
Total	99.1%	99.4%

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

We offered extended payment terms to our Customers in connection with our product launch of CINVANTI in January 2018. In addition, we offered extended payment terms to our Customers in January 2021 when we reinstated the promotion and contracting of SUSTOL. These extended payment terms we offered in anticipation of the timing of reimbursement by government and commercial payers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of March 31, 2021, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of March 31, 2021 and December 31, 2020, we determined that an allowance for doubtful accounts was not required. For the three months ended March 31, 2021 and 2020, we did not write off any accounts receivable balances.

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

Leases

We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months, are recorded as lease liabilities with corresponding right-of-use (“ROU”) lease assets on the condensed consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for separately.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Net product sales for the three months ended March 31, 2021 were $20.0 million, compared to $25.4 million for the same period in 2020. For the three months ended March 31, 2021, net products sales of CINVANTI were $18.5 million, compared to $25.2 million for the same period in 2020. For the three months ended March 31, 2021, net product sales of SUSTOL were $1.5 million, compared to $0.2 million for the same period in 2020.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2020	$2,704	$3,930	$17,937	$24,571
Provision	157	4,397	32,296	36,850
Payments/credits	(105)	(4,566)	(35,861)	(40,532)
Balance at March 31, 2021	$2,756	$3,761	$14,372	$20,889

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between our net loss and comprehensive loss for both periods presented.

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

Because we have incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2021	2020
Stock options outstanding	18,795	16,510
Restricted stock units outstanding	570	—
Warrants outstanding	220	220
Shares of common stock underlying Convertible Notes outstanding	9,653	9,095

Recent Accounting Pronouncements

Adopted in 2021

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. Adoption of ASU 2019-12 requires certain changes to be made prospectively and other changes to be made retrospectively. In the first quarter of 2021, we adopted the provisions of ASU 2019-12, which did not have a material impact on our results of operations, cash flows, financial condition, internal controls or related disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$54,720	$54,720	$—	$—
U.S. treasury bills and government agency obligations	20,153	20,153	—	—
U.S. corporate debt securities	24,103	—	24,103	—
Foreign corporate debt securities	15,510	—	15,510	—
U.S. commercial paper	12,997	—	12,997	—
Foreign commercial paper	38,983	—	38,983	—
Total	$166,466	$74,873	$91,593	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$49,149	$49,149	$—	$—
U.S. treasury bills and government agency obligations	20,276	20,276	—	—
U.S. corporate debt securities	11,547	—	11,547	—
Foreign corporate debt securities	15,557	—	15,557	—
U.S. commercial paper	27,996	—	27,996	—
Foreign commercial paper	83,966	—	83,966	—
Total	$208,491	$69,425	$139,066	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of March 31, 2021, cash equivalents included $5.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $106.7 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2020, cash equivalents included $55.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $103.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2021 and December 31, 2020 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our Convertible Notes outstanding at March 31, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$20,061	$92	$—	$20,153
U.S. corporate debt securities	19,064	20	—	19,084
Foreign corporate debt securities	15,501	9	—	15,510
U.S. commercial paper	12,997	—	—	12,997
Foreign commercial paper	38,983	—	—	38,983
Total	$106,606	$121	$—	$106,727

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$20,110	$166	$—	$20,276
U.S. corporate debt securities	11,505	42	—	11,547
Foreign corporate debt securities	15,508	49	—	15,557
U.S. commercial paper	13,997	—	—	13,997
Foreign commercial paper	41,976	—	—	41,976
Total	$103,096	$257	$—	$103,353

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2021 and 2020.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our available-for-sale securities, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2021 and 2020.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$20,716	$18,994
Work in process	9,606	6,847
Finished goods	12,307	16,064
Total inventory	$42,629	$41,905

As of March 31, 2021, total inventory included $36.8 million related to CINVANTI and $5.8 million related to SUSTOL. As of December 31, 2020, total inventory included $37.8 million related to CINVANTI and $4.1 million related to SUSTOL.

7. Leases

As of March 31, 2021, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. During the three months ended March 31, 2021, we recognized $1.0 million of operating lease expense and we paid $1.0 million for our operating lease.

Annual future minimum lease payments as of March 31, 2021 are as follows (in thousands):

2021	$2,960
2022	4,058
2023	4,178
2024	4,274
2025	4,379
Thereafter	—
Total future minimum lease payments	$19,849
Less: discount	(2,978)
Total lease liabilities	$16,871

8. Reorganization

In October 2020, we implemented changes to our organizational structure. In connection with the reorganization, we provided or will provide employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option plan modifications.

The total expense for these activities was $5.6 million, $2.5 million primarily for severance and $3.1 million for non-cash, stock-based compensation expense, which was recognized during the fourth quarter of 2020. As of March 31, 2021, we have paid $2.4 million of the total cash severance charges. We expect to make the final payment in the third quarter of 2021. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

9. Secured Notes to Related Party

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

As of March 31, 2021, we were in compliance with all covenants under the Convertible Notes. On the occurrence of an event of default under the Convertible Notes, the holders of the Convertible Notes have the right to require us to redeem all or a portion of their Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the three months ended March 31, 2021, accrued interest of $0.1 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.1 million. For each of the three months ended March 31, 2021 and 2020, interest expense relating to the stated rate was $0.1 million. For the three months ended March 31, 2021 and 2020, interest expense relating to the amortization of the debt discount was $0.5 million and $0.2 million, respectively.

As of March 31, 2021, the carrying value of the Convertible Notes was $7.6 million, which is comprised of the $7.7 million principal amount of the Convertible Notes outstanding, less debt discount of $0.1 million. As of March 31, 2021, the Convertible Notes were convertible into 9.7 million shares of our common stock.

10. Stockholders’ Equity

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. As of March 31, 2021, 195,574 warrants from the June 2014 public offering remain outstanding.

Option Plan Activity

The following table summarizes the stock option activity for the three months ended March 31, 2021:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	18,912	$19.59	7.21
Granted	102	$18.96
Exercised	(71)	$15.86
Expired and forfeited	(148)	$20.81
Outstanding at March 31, 2021	18,795	$19.59	6.92

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2021:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	603	$15.84
Granted	17	$18.93
Released	(39)	$15.98
Expired and forfeited	(11)	$15.85
Outstanding at March 31, 2021	570	$15.93

For the three months ended March 31, 2021, 70,885 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $1.1 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$4,937	$5,287
General and administrative	2,786	3,431
Sales and marketing	3,763	3,256
Total stock-based compensation expense	$11,486	$11,974

As of March 31, 2021, there was $104.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.7 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2021	2020
Risk-free interest rate	0.7%	1.3%
Dividend yield	0.0%	0.0%
Volatility	69.4%	66.2%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended March 31, 2021 and 2020.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2021.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding an uncertain income tax position included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021, continue to be accurate for the three months ended March 31, 2021.

12. Subsequent Events

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing best-in-class treatments to address some of the most important unmet patient needs. Our advanced science, patented technologies, and innovative approach to drug discovery and development have allowed us to create and commercialize a portfolio of products that aim to advance the standard of care for acute care and oncology patients.

Oncology Care Product Portfolio

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

NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. The only other injectable NK1 receptor antagonist currently approved in the U.S. for both acute and delayed chemotherapy induced nausea and vomiting (“CINV”), EMEND® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which has been linked to hypersensitivity reactions, including anaphylaxis, and infusion site reactions. The CINVANTI formulation does not contain polysorbate 80 or any other synthetic surfactant. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events (“AEs”) reported with CINVANTI.

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

Acute Care Product Portfolio

ZYNRELEF (HTX-011)

ZYNRELEF, our third approved product, was granted a marketing authorization by the European Commission (“EC”) in September 2020. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the EU and EEA and the United Kingdom. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. ZYNRELEF, a non-opioid, is a dual-acting, fixed-dose combination of the local anesthetic bupivacaine with a low dose of the nonsteroidal anti-inflammatory drug meloxicam. It is the first and only extended-release local anesthetic to demonstrate in Phase 3 studies significantly reduced pain and opioid use through 72 hours compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. By delivering sustained levels of both a potent anesthetic and a local anti-inflammatory agent directly to the site of tissue injury, ZYNRELEF was designed to deliver superior pain relief while reducing the need for systemically administered pain medications such as opioids, which carry the risk of harmful side effects, abuse and addiction. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during 2022.

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

In November 2019, the New Drug Submission (“NDS”) for HTX-011 was accepted by Health Canada. In April 2021, we responded to a list of questions received from Health Canada and we anticipate up to a 300-day review period following screening of our responses.

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

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

HTX-019 for PONV

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”). HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An Investigational New Drug (“IND”) for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. An NDA for HTX-019 is planned in late 2021 for prevention of PONV in adults.

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

Our critical accounting policies include: revenue recognition, investments, inventory, accrued clinical liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Product Sales

Net product sales for the three months ended March 31, 2021 were $20.0 million, compared to $25.4 million for the same period in 2020. For the three months ended March 31, 2021, net product sales of CINVANTI were $18.5 million, compared to $25.2 million for the same period in 2020. For the three months ended March 31, 2021, net product sales of SUSTOL were $1.5 million, compared to $0.2 million for the same period in 2020. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL to improve the reimbursement and net selling price of the product, which resulted in significantly lower SUSTOL net product sales in 2020. In the first quarter of 2021, we reinstated the promotion and contracting of SUSTOL. The decrease in net product sales of CINVANTI for the three months ended March 31, 2021 was due to the COVID-19 pandemic related reduction in cancer screening procedures resulting in fewer new patient treatment starts along with the lingering impact of the generic arbitrage. We believe that the most significant impact of the generic arbitrage is over and we expect growth of net product sales for our oncology care franchise in 2021 and beyond.

Cost of Product Sales

For the three months ended March 31, 2021, cost of product sales was $9.2 million, compared to $10.6 million for the same period in 2020. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
HTX-011-related costs	$17,557	$17,231
PONV-related costs	2,057	—
HTX-034-related costs	1,818	1,162
CINVANTI-related costs	510	921
SUSTOL-related costs	360	879
Personnel costs and other expenses	10,877	11,414
Stock-based compensation expense	4,937	5,287
Total research and development expense	$38,116	$36,894

For the three months ended March 31, 2021, research and development expense was $38.1 million, compared to $36.9 million for the same period in 2020. The increase was primarily due to costs related to PONV and HTX-034 of $2.1 million and $0.7 million, respectively. These increases were partially offset by decreases in costs related to SUSTOL and CINVANTI of $0.5 million and $0.4 million, respectively, as well as a decrease in personnel and related costs of $0.5 million.

General and Administrative Expense

For the three months ended March 31, 2021, general and administrative expense was $9.6 million, compared to $10.4 million for the same period in 2020. The decrease was primarily due to a decrease in non-cash, stock-based compensation expense.

Sales and Marketing Expense

For the three months ended March 31, 2021, sales and marketing expense was $15.2 million, compared to $20.2 million for the same period in 2020. The decrease was primarily due to a decrease in costs to support the launch preparation activities for HTX-011, partially offset by an increase in costs to support the ongoing commercialization of CINVANTI and SUSTOL.

Other Income (Expense)

For the three months ended March 31, 2021, other income (expense) was ($0.5 million), compared to $1.2 million for the same period in 2020. This decrease was primarily due to a decrease in interest income earned on our short-term investments.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $166.5 million, compared to $208.5 million as of December 31, 2020. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three months ended March 31, 2021 was $52.6 million, or $0.58 per share, compared to a net loss of $51.6 million, or $0.57 per share, for the same period in 2020.

Our net cash used for operating activities for the three months ended March 31, 2021 was $41.9 million, compared to $32.9 million for the same period in 2020. The increase in net cash used for operating activities was primarily due to changes in working capital.

Our net cash used for investing activities for the three months ended March 31, 2021 was $4.3 million, compared to net cash provided by financing activities of $63.8 million for the same period in 2020. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $3.6 million for the three months ended March 31, 2021, compared to net maturities of $66.8 million for the same period in 2020.

Our net cash provided by financing activities for the three months ended March 31, 2021 was $0.9 million, compared to $0.5 million for the same period in 2020. The increase in cash provided by financing activities was due to an increase in net proceeds received from option exercises.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2021 and December 31, 2020. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

We are not currently a party to any material legal proceedings.

Risk Factor Summary

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” below in this Quarterly Report on Form 10-Q.

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

•

Although the FDA has granted Fast Track, Breakthrough Therapy and Priority Review designations to HTX-011, there can be no assurance that HTX-011 or any of our Product Candidates or other future product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Product Candidates or future product candidates that do not have such designations, or at all.

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

•	our ability to raise patient and physician awareness of PONV associated with surgical procedures and encourage physicians to look for incidence of PONV among patients;

•	the cost-effectiveness of our Products and our Product Candidates;

•	acceptance of our Products by institutional formulary committees;

•	patient and physician satisfaction with our Products and our Product Candidates;

•	the size of the potential market for our Products and our Product Candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our Product Candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our Product Candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our Product Candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our Product Candidates and our Biochronomer Technology;

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

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

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies will succeed. Even if our Product Candidates or other future product candidates achieve positive results in early-stage preclinical studies or clinical studies, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any of our Product Candidates, including HTX-011 and any other future product candidates, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any Product Candidate or other future product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Regulatory approval may also be delayed, limited or prevented by other factors. For example, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020. The CRL stated that the FDA was unable to approve the NDA in its present form based on the need for additional non-clinical information. Based on the complete review of the NDA, the FDA did not identify any clinical safety or efficacy issues or CMC issues. There are four non-clinical issues in the CRL, none of which relate to any observed toxicity. Three relate to confirming exposure of excipients in preclinical reproductive toxicology studies, and the fourth relates to changing the manufacturing release specification of the allowable level of an impurity based on animal toxicology coverage. Even if we are successful in resolving some or all of the matters raised by the FDA in the CRL, there is significant risk that we will be unable to obtain FDA approval for HTX-011 on a timely basis or at all. Although we are currently in discussions with the FDA for a proposed product label for HTX-011, there can be no assurance that we will receive approval, or that the scope of the product label will be as desired. If we delay or abandon our efforts to develop any of our Product Candidates or other future product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

In October 2017, we were granted Fast Track designation for HTX-011 from the FDA for local administration into the surgical site to reduce postoperative pain and the need for opioid analgesics for 72 hours. In June 2018, we were granted Breakthrough Therapy designation for HTX-011 from the FDA for postoperative pain management. In December 2018, we were granted Priority Review designation for HTX-011 from the FDA for postoperative pain management. Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. Despite receiving Fast Track, Breakthrough Therapy and Priority Review designations, we can provide no assurances that HTX-011 or any of our other future products that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. For example, despite receiving Fast Track designation, Breakthrough Therapy designation and Priority Review designation for HTX-011, a CRL was received from the FDA regarding the NDA for HTX-011 on June 26, 2020, and there is no guarantee that approval will be received in a timely manner, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, Priority Review or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that HTX-011 or any of our other Product Candidates or future product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and our Product Candidates. Our ability to successfully commercialize our Products and our Product Candidates, as well as any other products that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of our Products and our Product Candidates, as well as key components for future product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of our Products and our Product Candidates, and we have long-term agreements for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of our Products, our Product Candidates or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

•

delays and difficulties in enrolling patients or maintaining enrolled patients in our clinical trials for CINVANTI for the treatment of COVID-19 due to increasing competition for enrollment of patients in clinical studies for similar or related therapeutics and treatments, as well as a potentially smaller population of hospitalized COVID-19 patients due to the increasing availability and administration of approved vaccines;

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.4 billion through March 31, 2021. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $166.5 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the commercial launch of our Product Candidates in the U.S. and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2021, we had a total of 33 issued U.S. patents and an additional 83 issued (or registered) foreign patents. The patents on the bioerodible technologies expire between May 2021 and March 2026. Currently, CINVANTI is covered by 8 patents issued in the U.S. with expiration dates of September 2035 and by two patents issued in Japan. Currently, SUSTOL is covered by 8 patents issued in the U.S. and by 35 patents issued in foreign countries including Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL have expiration dates ranging from May 2021 to September 2024; foreign patents covering SUSTOL have expiration dates ranging from May 2021 to September 2025. HTX-011 (ZYNRELEF in Europe) is protected by 12 patents issued in the U.S. and by 62 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-011 have expiration dates ranging from May 2021 to April 2035; foreign patents covering HTX-011 (ZYNRELEF in Europe) have expiration dates ranging from May 2021 to April 2035. HTX-019 is covered by 7 patents issued in the U.S. with expiration dates of September 2035 and by two patents issued in Japan. HTX-034 is protected by 9 patents issued in the U.S. and by 44 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Heron Therapeutics, Inc.

Date: May 10, 2021	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)