Form 10-Q
period 2021-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2021-08-09
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2021 was 101,909,490.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$191,173	$105,138
Short-term investments	66,505	103,353
Accounts receivable, net	42,615	41,850
Inventory	42,800	41,905
Prepaid expenses and other current assets	23,733	21,950
Total current assets	366,826	314,196
Property and equipment, net	22,175	22,737
Right-of-use lease assets	14,903	16,277
Other assets	346	346
Total assets	$404,250	$353,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,242	$525
Accrued clinical and manufacturing liabilities	23,907	49,962
Accrued payroll and employee liabilities	13,681	13,597
Other accrued liabilities	30,151	28,369
Current lease liabilities	3,162	2,997
Convertible notes payable to related parties, net of discount	—	7,053
Total current liabilities	82,143	102,503
Non-current lease liabilities	13,013	14,561
Non-current convertible notes payable, net	148,982	—
Total liabilities	244,138	117,064
Stockholders’ equity:
Common stock	1,019	913
Additional paid-in capital	1,665,429	1,628,070
Accumulated other comprehensive income	41	257
Accumulated deficit	(1,506,377)	(1,392,748)
Total stockholders’ equity	160,112	236,492
Total liabilities and stockholders’ equity	$404,250	$353,556

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$22,443	$22,668	$42,461	$48,068
Operating expenses:
Cost of product sales	14,522	9,005	23,729	19,627
Research and development	35,233	44,004	73,349	80,898
General and administrative	10,907	9,819	20,480	20,241
Sales and marketing	22,250	15,589	37,486	35,785
Total operating expenses	82,912	78,417	155,044	156,551
Loss from operations	(60,469)	(55,749)	(112,583)	(108,483)
Other income (expense)	(546)	559	(1,046)	1,714
Net loss	(61,015)	(55,190)	(113,629)	(106,769)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(80)	245	(216)	868
Comprehensive loss	$(61,095)	$(54,945)	$(113,845)	$(105,901)
Basic and diluted net loss per share	$(0.62)	$(0.61)	$(1.20)	$(1.18)
Shares used in computing basic and diluted net loss per share	98,459	90,753	94,943	90,581

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	114	—	—	114
Issuance of common stock under equity incentive plan	97	1	882	—	—	883
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	—	(52,614)	(52,614)
Net unrealized loss on short-term investments	—	—	—	(136)	—	(136)
Comprehensive loss	—	—	—	—	—	(52,750)
Balance as of March 31, 2021	91,407	914	1,640,552	121	(1,445,362)	196,225
Conversion benefit included in Convertible Notes issued	—	—	116	—	—	116
Issuance of common stock under equity incentive plan	313	4	4,214	—	—	4,218
Issuance of common stock on under the employee stock purchase plan	110	1	1,528	—	—	1,529
Issuance of common stock on exercise of warrants	195	2	(2)	—	—	—
Issuance of common stock on conversion of notes	9,849	98	7,780	—	—	7,878
Stock-based compensation expense	—	—	11,241	—	—	11,241
Net loss	—	—	—	—	(61,015)	(61,015)
Net unrealized loss on short-term investments	—	—	—	(80)	—	(80)
Comprehensive loss	—	—	—	—	—	(61,095)
Balance as of June 30, 2021	101,874	$1,019	$1,665,429	$41	$(1,506,377)	$160,112

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	108	—	—	108
Issuance of common stock under equity incentive plan	70	—	504	—	—	504
Issuance of common stock on exercise of warrants	268	3	—	—	—	3
Stock-based compensation expense	—	—	11,974	—	—	11,974
Net loss	—	—	—	—	(51,579)	(51,579)
Net unrealized gain on short-term investments	—	—	—	623	—	623
Comprehensive loss	—	—	—	—	—	(50,956)
Balance as of March 31, 2020	90,642	906	1,580,903	708	(1,217,049)	365,468
Conversion benefit included in Convertible Notes issued	—	—	109	—	—	109
Issuance of common stock under equity incentive plan	54	1	804	—	—	805
Issuance of common stock under the employee stock purchase plan	124	1	1,506	—	—	1,507
Stock-based compensation expense	—	—	11,114	—	—	11,114
Net loss	—	—	—	—	(55,190)	(55,190)
Net unrealized gain on short-term investments	—	—	—	245	—	245
Comprehensive loss	—	—	—	—	—	(54,945)
Balance as of June 30, 2020	90,820	$908	$1,594,436	$953	$(1,272,239)	$324,058

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(113,629)	$(106,769)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	22,727	23,088
Depreciation and amortization	1,473	1,366
Amortization of debt discount	785	645
Amortization of premium (accretion of discount) on short-term investments	178	(82)
Impairment of property and equipment	190	53
Change in operating assets and liabilities:
Accounts receivable	(765)	2,377
Inventory	(895)	(16,474)
Prepaid expenses and other assets	(1,783)	10,136
Accounts payable	10,717	15,700
Accrued clinical and manufacturing liabilities	(26,055)	(4,441)
Accrued payroll and employee liabilities	84	(4,055)
Other accrued liabilities	2,043	(11,756)
Net cash used for operating activities	(104,930)	(90,212)
Investing activities:
Purchases of short-term investments	(62,046)	(66,915)
Maturities and sales of short-term investments	98,500	166,825
Purchases of property and equipment	(1,101)	(3,687)
Net cash provided by investing activities	35,353	96,223
Financing activities:
Net proceeds from convertible note financing	148,982	—
Proceeds from issuance of common stock under equity incentive plan	5,101	1,309
Proceeds from purchases under the Employee Stock Purchase Plan	1,529	1,507
Proceeds from warrant exercises	—	3
Net cash provided by financing activities	155,612	2,819
Net increase in cash and cash equivalents	86,035	8,830
Cash and cash equivalents at beginning of year	105,138	71,898
Cash and cash equivalents at end of period	$191,173	$80,728

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF®, CINVANTI®, SUSTOL® and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

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

In May 2021, our third commercial product, ZYNRELEF (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”), was approved by the FDA. ZYNRELEF is indicated for use in adults for soft tissue or periarticular instillation to produce postsurgical analgesia for up to 72 hours after bunionectomy, open inguinal herniorrhaphy and total knee arthroplasty. ZYNRELEF is a dual-acting local anesthetic that delivers a fixed-dose combination of the local anesthetic bupivacaine and a low dose of nonsteroidal anti-inflammatory drug meloxicam. ZYNRELEF is the first and only modified-release local anesthetic to be classified by the FDA as an extended-release product because ZYNRELEF demonstrated in Phase 3 studies significantly reduced pain and significantly increased proportion of patients requiring no opioids through the first 72 hours following surgery compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. We commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

In September 2020, ZYNRELEF was granted a marketing authorization by the European Commission. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the European Union and European Economic Area and the United Kingdom. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during 2022.

HTX-011 (ZYNRELEF in the U.S. and Europe) is an investigational agent in Canada. Our New Drug Submission for HTX-011 for the management of postoperative pain was accepted by Health Canada in November 2019. In April 2021, we responded to a list of questions received from Health Canada, and we anticipate up to a 300-day review period following screening of our responses.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as ZYNRELEF. By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021.

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

As of June 30, 2021 we had $257.7 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	As of June 30, 2021
Customer A	50.2%	48.9%	48.9%
Customer B	30.9%	31.7%	37.4%
Customer C	18.1%	18.5%	13.3%
Total	99.2%	99.1%	99.6%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider: (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable.

We offered extended payment terms to our Customers in connection with our product launch of CINVANTI in January 2018. In addition, we offered extended payment terms to our Customers in January 2021 when we reinstated the promotion and contracting of SUSTOL. These extended payment terms we offered in anticipation of the timing of reimbursement by government and commercial payers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of June 30, 2021, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of June 30, 2021 and December 31, 2020, we determined that an allowance for credit losses was not required. For the three and six months ended June 30, 2021 and 2020, we did not write off any accounts receivable balances.

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

Net product sales for the three and six months ended June 30, 2021 were $22.4 million and $42.5 million, respectively, compared to $22.7 million and $48.1 million, respectively, for the same periods in 2020. For the three and six months ended June 30, 2021, net products sales of CINVANTI were $19.7 million and $38.2 million, respectively, compared to $22.6 million and $47.8 million, respectively, for the same periods in 2020. For the three and six months ended June 30, 2021, net product sales of SUSTOL were $2.7 million and $4.3 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2020.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2020	$2,704	$3,930	$17,937	$24,571
Provision	375	8,986	72,010	81,371
Payments/credits	(247)	(8,749)	(72,510)	(81,506)
Balance at June 30, 2021	$2,832	$4,167	$17,437	$24,436

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2021	2020
Stock options outstanding	18,307	16,306
Restricted stock units outstanding	654	—
Warrants outstanding	25	220
Shares of common stock underlying convertible notes outstanding	9,819	9,231

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

Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. ASU 2020-06 also amends and simplifies the calculation of earnings per share relating to convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The provisions of ASU 2020-06 allow for either a modified retrospective or a full retrospective adoption approach. We plan to adopt the provisions of ASU 2020-06 in the first quarter of 2022 using the modified retrospective adoption approach and we are currently evaluating the impact on our results of operations, financial condition and related disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$191,173	$191,173	$—	$—
U.S. treasury bills and government agency obligations	10,056	10,056	—	—
U.S. corporate debt securities	19,017	—	19,017	—
Foreign corporate debt securities	4,447	—	4,447	—
U.S. commercial paper	4,997	—	4,997	—
Foreign commercial paper	27,988	—	27,988	—
Total	$257,678	$201,229	$56,449	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$49,149	$49,149	$—	$—
U.S. treasury bills and government agency obligations	20,276	20,276	—	—
U.S. corporate debt securities	11,547	—	11,547	—
Foreign corporate debt securities	15,557	—	15,557	—
U.S. commercial paper	27,996	—	27,996	—
Foreign commercial paper	83,966	—	83,966	—
Total	$208,491	$69,425	$139,066	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of June 30, 2021, short-term investments included $66.5 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2020, cash equivalents included $55.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $103.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2021 and December 31, 2020 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at June 30, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$10,022	$34	$—	$10,056
U.S. corporate debt securities	19,010	7	—	19,017
Foreign corporate debt securities	4,447	—	—	4,447
U.S. commercial paper	4,997	—	—	4,997
Foreign commercial paper	27,988	—	—	27,988
Total	$66,464	$41	$—	$66,505

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$20,110	$166	$—	$20,276
U.S. corporate debt securities	11,505	42	—	11,547
Foreign corporate debt securities	15,508	49	—	15,557
U.S. commercial paper	13,997	—	—	13,997
Foreign commercial paper	41,976	—	—	41,976
Total	$103,096	$257	$—	$103,353

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2021 and 2020.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our available-for-sale securities, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and six months ended June 30, 2021 and 2020.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$20,985	$18,994
Work in process	14,732	6,847
Finished goods	7,083	16,064
Total inventory	$42,800	$41,905

As of June 30, 2021, total inventory included $33.9 million related to CINVANTI, $5.8 million related to ZYNRELEF and $3.1 million related to SUSTOL. As of December 31, 2020, total inventory included $37.8 million related to CINVANTI and $4.1 million related to SUSTOL. In addition, cost of product sales for the three and six months ended June 30, 2021 included charges of $3.1 million resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

As of June 30, 2021, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. We have one 5-year option to renew this lease on expiration. During the three and six months ended June 30, 2021, we recognized operating lease expense of $1.0 million and $2.0 million, respectively, and we paid $1.0 million and $2.0 million, respectively, for our operating lease.

Annual future minimum lease payments as of June 30, 2021 are as follows (in thousands):

2021	$1,979
2022	4,058
2023	4,178
2024	4,274
2025	4,379
Thereafter	—
Total future minimum lease payments	$18,868
Less: discount	(2,693)
Total lease liabilities	$16,175

8. Reorganization

In October 2020, we implemented changes to our organizational structure. In connection with the reorganization, we provided or will provide employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option plan modifications.

The total expense for these activities was $5.6 million, $2.5 million primarily for severance and $3.1 million for non-cash, stock-based compensation expense, which was recognized during the fourth quarter of 2020. As of June 30, 2021, we have paid $2.5 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

9. Convertible Notes

Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million in Senior Unsecured Convertible Notes (“Notes”). We received a total of $149.0 million, net of issuance costs, from the issuance of these Notes.

The Notes were issued at par. The Notes bear interest at a rate of 1.5% per annum, payable in cash semi-annually in arrears on June 15th and December 15th of each year, beginning on December 15, 2021. The Notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

The Notes will be subject to redemption at our option, between May 24, 2024 and May 24, 2025, but only if the last reported sale price per share of our common stock exceeds 250% of the conversion price for a specified period of time, or on or after May 24, 2025 if the last reported sale price per share of our common stock exceeds 200% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest.

Upon conversion, we will settle the Notes in shares of our common stock. The initial conversion rate for the Notes is 65.4620 shares per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $15.276 per share of common stock).

If a holder of the Notes converts upon a make-whole fundamental change or company redemption, the holder may be eligible to receive a make-whole premium through an increase to the conversion rate.

In May 2021, we filed a registration statement with the SEC to register for resale 12.4 million shares of our common stock underlying the Notes, including the maximum number of shares of common stock issuable under the make-whole premium.

The Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Notes do contain embedded features indexed to our own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the Notes were recorded as a liability on the condensed consolidated balance sheets.

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three and six months ended June 30, 2021, interest expense related to the Notes was $231,000, which included $212,000 related to the stated interest rate and $19,000 related to the amortization of debt issuance costs. As of June 30, 2021, the carrying value of the Notes was $149.0 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $1.0 million.

Senior Secured Convertible Notes (“Convertible Notes”)

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

The Convertible Notes were secured by substantially all of our assets, including placing our bank and investment accounts under a control agreement. The Convertible Notes bore interest at 6% per annum, payable quarterly in cash or in additional principal amount of Convertible Notes, at the election of the purchasers. The Convertible Notes matured on May 2, 2021.

In 2011, we filed a registration statement with the SEC to register for resale 3.5 million shares underlying the Convertible Notes. The registration statement was declared effective on July 29, 2011. The Convertible Note holders waived their right to require us to maintain the effectiveness of the registration statement.

The Convertible Notes contained an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we amortized the resultant debt discount over the respective 10-year term of the Convertible Notes. During the six months ended June 30, 2021, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. For each of the three and six months ended June 30, 2021 and 2020, interest expense relating to the stated rate was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2021, interest expense relating to the amortization of the debt discount was $0.3 million and $0.8 million, respectively, compared to $0.3 million and $0.6 million, respectively, for the same periods in 2020.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

10. Stockholders’ Equity

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expired on June 30, 2021. During the three months ended June 30, 2021, warrant holders exercised 195,574 warrants using the cashless exercise provision, which resulted in the issuance of 195,461 shares and no cash proceeds. As of June 30, 2021, no warrants from the June 2014 public offering remain outstanding.

Option Plan Activity

The following table summarizes the stock option activity for the six months ended June 30, 2021:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	18,912	$19.59	7.21
Granted	628	$15.87
Exercised	(358)	$15.51
Expired and forfeited	(875)	$22.50
Outstanding at June 30, 2021	18,307	$19.40	7.02

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2021:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	603	$15.84
Granted	150	$15.29
Released	(77)	$15.98
Expired and forfeited	(22)	$16.06
Outstanding at June 30, 2021	654	$15.69

For the six months ended June 30, 2021, 357,839 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $5.5 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$4,672	$4,681	$9,609	$9,968
General and administrative	2,792	3,304	5,578	6,735
Sales and marketing	3,777	3,129	7,540	6,385
Total stock-based compensation expense	$11,241	$11,114	$22,727	$23,088

As of June 30, 2021, there was $97.6 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.6 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2021	2020
Risk-free interest rate	1.0%	1.1%
Dividend yield	0.0%	0.0%
Volatility	66.6%	66.7%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2021	2020
Risk-free interest rate	0.04%	0.10%
Dividend yield	0.0%	0.0%
Volatility	48.3%	63.3%
Expected life (months)	6	6

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2021.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding an uncertain income tax position included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021, continue to be accurate for the three and six months ended June 30, 2021.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), the United Kingdom, and any other countries in which we receive applicable regulatory approvals, including Canada, CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) in the U.S. (collectively, our “Products”), and HTX-019 and HTX-034 (collectively, our “Product Candidates”), if approved by applicable regulatory authorities, and our positioning relative to competing products;

•

our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and our Product Candidates, if approved, or any product candidates we may develop;

•	whether study results of our Products and Product Candidates are indicative of the results in future studies;
•	the timing and results of the commercial launch of ZYNRELEF;
•	the potential regulatory approval for and commercial launch of our Product Candidates, if approved;
•	the potential market opportunities for our Products and our Product Candidates, if approved;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
•

whether safety and efficacy results of our clinical studies and other required tests for expansion of the indications for our Products and approval of our Product Candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our Products or Product Candidates;

•

our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies, and our ability to submit for and obtain regulatory approval for product candidates in our anticipated timing, or at all;

•

our ability to meet the postmarketing study requirements within the U.S. Food and Drug Administration’s (“FDA”) mandated timelines and to obtain favorable results and comply with standard postmarketing requirements, including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance and disclosure of payments or other transfers of value to healthcare professionals and entities for Products or any of our Product Candidates;

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

In July 2020, we announced the initiation of the GUARDS-1 Study, a Phase 2 clinical study evaluating CINVANTI in early hospitalized patients with COVID-19. GUARDS-1, also referred to as Study HTX-019-202, is a randomized, placebo-controlled, double-blinded, Phase 2 study designed to investigate the efficacy and safety of adding daily dosing of CINVANTI for 14 days as a 2-minute intravenous injection to standard of care to reduce mortality and the need for assisted ventilation in early hospitalized adult patients with a confirmed severe acute respiratory syndrome coronavirus 2 infection. Due to declining numbers in hospitalized patients in the first half of 2021, slowing enrollment considerably, we have terminated the GUARDS-1 study early.

Acute Care Product Portfolio

ZYNRELEF (HTX-011)

In May 2021, our third commercial product, ZYNRELEF, was approved by the FDA. ZYNRELEF is indicated for use in adults for soft tissue or periarticular instillation to produce postsurgical analgesia for up to 72 hours after bunionectomy, open inguinal herniorrhaphy and total knee arthroplasty. ZYNRELEF is a dual-acting local anesthetic that delivers a fixed-dose combination of the local anesthetic bupivacaine and a low dose of nonsteroidal anti-inflammatory drug meloxicam. ZYNRELEF is the first and only modified-release local anesthetic to be classified by the FDA as an extended-release product because ZYNRELEF demonstrated in Phase 3 studies significantly reduced pain and significantly increased proportion of patients requiring no opioids through the first 72 hours following surgery compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. We commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the EU and EEA and the United Kingdom. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during 2022.

In November 2019, the New Drug Submission for HTX-011 (ZYNRELEF in the U.S. and Europe) was accepted by Health Canada. In April 2021, we responded to a list of questions received from Health Canada, and we anticipate up to a 300-day review period following screening of our responses.

HTX-034

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and an additional agent that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as ZYNRELEF. By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Net Product Sales

Net product sales for the three and six months ended June 30, 2021 were $22.4 million and $42.5 million, respectively, compared to $22.7 million and $48.1 million, respectively, for the same periods in 2020. For the three and six months ended June 30, 2021, net product sales of CINVANTI were $19.7 million and $38.2 million, respectively, compared to $22.6 million and $47.8 million, respectively, for the same periods in 2020. For the three and six months ended June 30, 2021, net product sales of SUSTOL were $2.7 million and $4.3 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2020. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL to improve the reimbursement and net selling price of the product, which resulted in significantly lower SUSTOL net product sales in 2020. In the first quarter of 2021, we reinstated the promotion and contracting of SUSTOL, resulting in higher net product sales for the three and six months ended June 30, 2021, compared to the same periods in 2020. The decrease in net product sales of CINVANTI for the three and six months ended June 30, 2021 was due to the COVID-19 pandemic related reduction in cancer screening procedures resulting in fewer new patient treatment starts along with the lingering impact of generic arbitrage. CMS reimbursement rates for any buy-and-bill products are based on the Average Selling Price (“ASP”) of that product, including any generic products with the same J-code, plus 6%. ASP is based on a historical four-quarter rolling average calculation, which becomes effective two quarters later. This four-quarter averaging period and two-quarter lag means that when generic products first enter the market, they benefit from being able to be reimbursed at a much higher ASP relative to the actual sale price. This period of time when generic products receive higher reimbursement rates than sale price is known as “generic arbitrage,” and it can last several quarters. Generic versions of EMEND® IV (fosaprepitant) launched in September 2019 and compete with CINVANTI. Although the impact of this generic arbitrage continues to linger in certain accounts, we expect growth of net product sales for our oncology care franchise in 2021 and beyond.

Cost of Product Sales

For the three and six months ended June 30, 2021, cost of product sales was $14.5 million and $23.7 million, respectively, compared to $9.0 million and $19.6 million, respectively, for the same periods in 2020. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of CINVANTI and SUSTOL, as well as shipping and distribution costs. In addition, cost of product sales for the three and six months ended June 30, 2021 included charges resulting from the write-off of short-dated SUSTOL inventory of $3.1 million.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ZYNRELEF-related costs	$15,562	$24,422	$33,119	$41,653
PONV-related costs	1,442	—	3,499	—
HTX-034-related costs	1,125	1,267	2,943	2,429
CINVANTI-related costs	795	1,777	1,305	2,698
SUSTOL-related costs	508	677	868	1,556
Personnel costs and other expenses	11,129	11,180	22,006	22,594
Stock-based compensation expense	4,672	4,681	9,609	9,968
Total research and development expense	$35,233	$44,004	$73,349	$80,898

For the three months ended June 30, 2021, research and development expense was $35.2 million, compared to $44.0 million for the same period in 2020. The decrease was primarily due to a decrease in costs related to ZYNRELEF and CINVANTI of $8.9 million and $1.0 million, respectively, partially offset by an increase in costs related to PONV of $1.4 million.

For the six months ended June 30, 2021, research and development expense was $73.3 million, compared to $80.9 million for the same period in 2020. The decrease was primarily due to a decrease in costs related to ZYNRELEF, CINVANTI and SUSTOL of $8.5 million, $1.4 million and $0.7 million, respectively, partially offset by an increase in costs related to PONV of $3.5 million.

General and Administrative Expense

For the three and six months ended June 30, 2021, general and administrative expense was $10.9 million and $20.5 million, respectively, compared to $9.8 million and $20.2 million, respectively, for the same periods in 2020. The increase was primarily due to support for our ongoing commercialization and product development activities.

Sales and Marketing Expense

For the three and six months ended June 30, 2021, sales and marketing expense was $22.3 million and $37.5 million, respectively, compared to $15.6 million and $35.8 million, respectively, for the same periods in 2020. The increase was primarily due to an increase in costs to support the launch preparation activities for ZYNRELEF and costs to support the ongoing commercialization of CINVANTI and SUSTOL.

Other Income (Expense)

For the three and six months ended June 30, 2021, other income (expense) was ($0.5 million) and ($1.0 million), respectively, compared to $0.6 million and $1.7 million, respectively, for the same periods in 2020. This decrease was primarily due to a decrease in interest income earned on our short-term investments.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $257.7 million, compared to $208.5 million as of December 31, 2020. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and six months ended June 30, 2021 was $61.0 million and $113.6 million, or $0.62 per share and $1.20 per share, respectively, compared to a net loss of $55.2 million and $106.8 million, or $0.61 per share and $1.18 per share, respectively, for the same periods in 2020.

Our net cash used for operating activities for the six months ended June 30, 2021 was $104.9 million, compared to $90.2 million for the same period in 2020. The increase in net cash used for operating activities was primarily due to changes in working capital and an increase in net loss.

Our net cash provided by investing activities for the six months ended June 30, 2021 was $35.4 million, compared to $96.2 million for the same period in 2020. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $36.5 million for the six months ended June 30, 2021, compared to $99.9 million for the same period in 2020.

Our net cash provided by financing activities for the six months ended June 30, 2021 was $155.6 million, compared to $2.8 million for the same period in 2020. The increase in cash provided by financing activities was due to net proceeds $149.0 million received from the issuance of the Senior Unsecured Convertible Notes in May 2021.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2021 and December 31, 2020. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Risk Factor Summary

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

•

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that any of our Products, Product Candidates or any of our other future product candidates will have favorable results in future studies or receive regulatory approval or expansion of approved indications.

•

Interim, topline or preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Although the FDA might grant Fast Track, Breakthrough Therapy and Priority Review designations to our Product Candidates, there can be no assurance that any of our Product Candidates or other future product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Product Candidates or future product candidates that do not have such designations, or at all.

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

Risks Related to Our Business

We are substantially dependent on the commercial success of ZYNRELEF®, CINVANTI® and SUSTOL® and our U.S. Product Candidates, HTX-019 and HTX-034, and if these products and product candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize ZYNRELEF, CINVANTI and SUSTOL and our Product Candidates in the U.S. Although members of our management team have prior experience launching new drugs, ZYNRELEF, CINVANTI and SUSTOL are the first three products that we have launched and, if our Product Candidates are approved in the U.S., they would be the fourth and fifth products that we launch in the U.S., respectively. ZYNRELEF, approved for commercial sale in the U.S., EU, the other countries in the EEA, and the United Kingdom, would be our first product to be made commercially available in Europe. HTX-011 (ZYNRELEF in the U.S. and Europe), if approved in Canada, would be our first product to be made commercially available in Canada.

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

•	our ability to raise patient and physician awareness of PONV associated with surgical procedures and encourage physicians to look for incidence of PONV among patients;

•	the cost-effectiveness of our Products and our Product Candidates;

•	acceptance of our Products by institutional formulary committees;

•	patient and physician satisfaction with our Products and our Product Candidates;

•	the size of the potential market for our Products and our Product Candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our Product Candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our Product Candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our Product Candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our Product Candidates and our Biochronomer Technology;

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•	our ability to scale up manufacturing of ZYNRELEF and HTX-034 and continue to have ZYNRELEF manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture our Products and our Product Candidates;

•	our ability to access third parties to manufacture and distribute our Products and our Product Candidates on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our Products and our Product Candidates;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our Products and our Product Candidates;

•	the extent of the impact of the ongoing COVID-19 pandemic on our business;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our Products and our Product Candidates.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products or Product Candidates from such research may negatively impact reimbursement available for our Products or our Product Candidates. Similarly, the SUPPORT for Patients and Communities Act (“SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for ZYNRELEF and, if approved, HTX-034 and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products.

In November 2020, HHS issued two rules aimed at lowering the cost of prescription drugs.  The first rule would cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development, commonly referred to as the “most favored nation,” or MFN, model.  The rule was immediately challenged in at least four federal courts and has been temporarily enjoined from going into effect.  Under the Biden administration, the Department of Health & Human Services has indicated that the MFN model will not be implemented without further rulemaking.  The second rule eliminated the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers (“PBMs”) from the Anti-Kickback Statute.  In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023.  It is unclear whether or how the Biden administration will move forward with either of these rules.

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

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that our Products, Product Candidates or any of our other future product candidates will have favorable results in future studies or receive regulatory approval or expansion of approved indications.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies will succeed. Even if our Products, Product Candidates or other future product candidates achieve positive results in early-stage preclinical studies or clinical studies, we will be required to demonstrate that these product candidates are safe and effective for use in Phase 3 studies before we can seek expanded indications or regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any of our Product Candidates or any other future product candidates, shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any Product, Product Candidate or other future product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that Product for an expanded indication or Product Candidate. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Regulatory approval may also be delayed, limited or prevented by other factors. If we delay or abandon our efforts to develop any of our Products for expanded indications, Product Candidates or other future product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Interim, topline or preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects.

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

Although the FDA might grant Fast Track, Breakthrough Therapy and Priority Review designations to our Product Candidates, there can be no assurance that any of our Product Candidates or future product candidates that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. We can provide no assurances that any of our Product Candidates or future products candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, Priority Review or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that any of our Product Candidates or future product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

If in the future any of our Product Candidates are approved for commercial sale, we will need to be able to consistently manufacture such Product Candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such Product Candidates at commercial scale as compared to development batch size. The commercial success of our Products and our Product Candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI and SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for ZYNRELEF. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

Certain of the components used in the manufacture of our Products, our Product Candidates and our other product candidates are, or might be, sourced from a single vendor.

Some of the critical materials and components used in manufacturing our Products, our Product Candidates and our other product candidates are, or might be, sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products and our Product Candidates also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including pandemics, acts of war or terrorism, or resource shortages. Such an interruption could increase our costs and, to the extent it impairs our ability to have sufficient inventory, cause us to lose revenue or market share.

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

We face intense competition from other companies developing products for the management of postoperative pain or the prevention of CINV and PONV.

In the U.S., ZYNRELEF competes with and, HTX-034, if successfully developed for postoperative pain management in the U.S., will also compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); Xaracoll® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (marketed by Durect Corporation); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals) and generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

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

If we are able to successfully develop HTX-011 (ZYNRELEF in the U.S. and Europe) or HTX-034 for postoperative pain management in Canada, we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada); and potentially other products in development for postoperative pain management that reach the Canadian market, including potentially EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.), for which a New Drug Submission was validated by Health Canada.

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

•

the prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to market our Products and develop and seek regulatory approvals for our Product Candidates. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As we return our workforce back to the office and field in 2021, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture; and

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

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, cyberattack, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for ZYNRELEF and HTX-019 and HTX-034, if approved, in the U.S. or other markets. In addition, COVID-19 has slowed the diagnosis procedures to identify cancer and may reduce the number of new cancer patients seeking treatment which may negatively impact our CINV products. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, cyberattack, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, EMA, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products, our Product Candidates and any other products we may develop. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.5 billion through June 30, 2021. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $257.7 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions.

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

•

any delay in completion of clinical trials caused by a regional, national or global disturbance where we or our collaborative partners are enrolling patients in clinical studies, such as a pandemic (including COVID-19), terrorist activities, cyberattack, or war, political unrest, a natural or man-made disaster or any other reason or event, resulting in increased costs;

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Regulatory approval may also be delayed, limited or prevented by other factors. For example, in 2013, 2018 and 2019, the U.S. federal government entered shutdowns suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for ZYNRELEF and, if approved, HTX-034, and have other negative impacts on our business. In addition to these initiatives, proposals are being discussed that would tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, governmental drug pricing task forces have been formed with the goal of combating the increased costs of prescription pharmaceuticals and several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products.

In November 2020, HHS issued two rules aimed at lowering the cost of prescription drugs.  The first rule would cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development, commonly referred to as the “most favored nation,” or MFN, model.  The rule was immediately challenged in at least four federal courts and has been temporarily enjoined from going into effect.  Under the Biden administration, the Department of Health & Human Services has indicated that the MFN model will not be implemented without further rulemaking.  The second rule eliminated the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers (“PBMs”) from the Anti-Kickback Statute.  In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023.  It is unclear whether or how the Biden administration will move forward with either of these rules.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in financial losses and legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and our partners’ and third-party providers’ operations, and damage our reputation, which could adversely affect our business. Although we are insured against such risks up to an annual aggregate limit, our cyber liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Any successful cyber liability claim may prevent us from obtaining adequate cyber liability insurance in the future on commercially desirable or reasonable terms. In addition, cyber liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient cyber coverage at an acceptable cost or otherwise to protect against potential cyber liability claims could prevent or inhibit the development or commercialization of our Products, our Product Candidates, or any other product candidates we may develop. A cyber liability claim could also significantly harm our reputation and delay market acceptance of our Products, our Product Candidates, or any other product candidates we may develop.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2021, we had a total of 31 issued U.S. patents and an additional 68 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 8 patents issued in the U.S. which expire in September 2035 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 11 patents issued in the U.S. and by 47 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2023 to April 2035. HTX-019 is covered by 7 patents issued in the U.S. which expire in September 2035 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 10 patents issued in the U.S. and by 46 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria,

Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

10.1

Note Purchase Agreement, dated as of May 24, 2021, by and among Heron Therapeutics, Inc. and funds affiliated with Baker Bros. Advisors, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 25, 2021)

10.2*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 22, 2021)

10.3*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 22, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 9, 2021	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)