Form 10-Q
period 2021-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2021-11-03
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 28, 2021 was 101,935,401.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$159,570	$105,138
Short-term investments	43,250	103,353
Accounts receivable, net	43,086	41,850
Inventory	41,502	41,905
Prepaid expenses and other current assets	27,644	21,950
Total current assets	315,052	314,196
Property and equipment, net	22,788	22,737
Right-of-use lease assets	14,202	16,277
Other assets	346	346
Total assets	$352,388	$353,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,885	$525
Accrued clinical and manufacturing liabilities	17,151	49,962
Accrued payroll and employee liabilities	16,006	13,597
Other accrued liabilities	30,003	28,369
Current lease liabilities	3,251	2,997
Convertible notes payable to related parties, net of discount	—	7,053
Total current liabilities	72,296	102,503
Non-current lease liabilities	12,217	14,561
Non-current convertible notes payable, net	149,032	—
Total liabilities	233,545	117,064
Stockholders’ equity:
Common stock	1,019	913
Additional paid-in capital	1,676,613	1,628,070
Accumulated other comprehensive income (loss)	(4)	257
Accumulated deficit	(1,558,785)	(1,392,748)
Total stockholders’ equity	118,843	236,492
Total liabilities and stockholders’ equity	$352,388	$353,556

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$23,230	$19,965	$65,691	$68,033
Operating expenses:
Cost of product sales	11,351	7,170	35,080	26,797
Research and development	28,595	49,182	101,944	130,080
General and administrative	9,786	9,482	30,266	29,723
Sales and marketing	25,206	12,515	62,692	48,300
Total operating expenses	74,938	78,349	229,982	234,900
Loss from operations	(51,708)	(58,384)	(164,291)	(166,867)
Other income (expense)	(700)	156	(1,746)	1,870
Net loss	(52,408)	(58,228)	(166,037)	(164,997)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(45)	(413)	(261)	455
Comprehensive loss	$(52,453)	$(58,641)	$(166,298)	$(164,542)
Basic and diluted net loss per share	$(0.51)	$(0.64)	$(1.71)	$(1.82)
Shares used in computing basic and diluted net loss per share	101,906	90,849	97,290	90,671

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	114	—	—	114
Issuance of common stock under equity incentive plan	97	1	882	—	—	883
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	—	(52,614)	(52,614)
Net unrealized loss on short-term investments	—	—	—	(136)	—	(136)
Comprehensive loss	—	—	—	—	—	(52,750)
Balance as of March 31, 2021	91,407	914	1,640,552	121	(1,445,362)	196,225
Conversion benefit included in Convertible Notes issued	—	—	116	—	—	116
Issuance of common stock under equity incentive plan	313	4	4,214	—	—	4,218
Issuance of common stock on under the employee stock purchase plan	110	1	1,528	—	—	1,529
Issuance of common stock on exercise of warrants	195	2	(2)	—	—	—
Issuance of common stock on conversion of notes	9,849	98	7,780	—	—	7,878
Stock-based compensation expense	—	—	11,241	—	—	11,241
Net loss	—	—	—	—	(61,015)	(61,015)
Net unrealized loss on short-term investments	—	—	—	(80)	—	(80)
Comprehensive loss	—	—	—	—	—	(61,095)
Balance as of June 30, 2021	101,874	1,019	1,665,429	41	(1,506,377)	160,112
Issuance of common stock under equity incentive plan	38	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	11,236	—	—	11,236
Net loss	—	—	—	—	(52,408)	(52,408)
Net unrealized loss on short-term investments	—	—	—	(45)	—	(45)
Comprehensive loss	—	—	—	—	—	(52,453)
Balance as of September 30, 2021	101,912	$1,019	$1,676,613	$(4)	$(1,558,785)	$118,843

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	108	—	—	108
Issuance of common stock under equity incentive plan	70	—	504	—	—	504
Issuance of common stock on exercise of warrants	268	3	—	—	—	3
Stock-based compensation expense	—	—	11,974	—	—	11,974
Net loss	—	—	—	—	(51,579)	(51,579)
Net unrealized gain on short-term investments	—	—	—	623	—	623
Comprehensive loss	—	—	—	—	—	(50,956)
Balance as of March 31, 2020	90,642	906	1,580,903	708	(1,217,049)	365,468
Conversion benefit included in Convertible Notes issued	—	—	109	—	—	109
Issuance of common stock under equity incentive plan	54	1	804	—	—	805
Issuance of common stock under the employee stock purchase plan	124	1	1,506	—	—	1,507
Stock-based compensation expense	—	—	11,114	—	—	11,114
Net loss	—	—	—	—	(55,190)	(55,190)
Net unrealized gain on short-term investments	—	—	—	245	—	245
Comprehensive loss	—	—	—	—	—	(54,945)
Balance as of June 30, 2020	90,820	908	1,594,436	953	(1,272,239)	324,058
Conversion benefit included in Convertible Notes issued	—	—	111	—	—	111
Issuance of common stock under equity incentive plan	35	1	523	—	—	524
Stock-based compensation expense	—	—	11,095	—	—	11,095
Net loss	—	—	—	—	(58,228)	(58,228)
Net unrealized loss on short-term investments	—	—	—	(413)	—	(413)
Comprehensive loss	—	—	—	—	—	(58,641)
Balance as of September 30, 2020	90,855	$909	$1,606,165	$540	$(1,330,467)	$277,147

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(166,037)	$(164,997)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	33,963	34,183
Depreciation and amortization	2,227	2,135
Amortization of debt discount	785	1,013
Amortization of debt issuance costs	69	—
Amortization of premium on short-term investments	223	39
Impairment of property and equipment	354	61
Change in operating assets and liabilities:
Accounts receivable	(1,236)	6,225
Inventory	403	(17,781)
Prepaid expenses and other assets	(5,694)	6,799
Accounts payable	5,360	9,309
Accrued clinical and manufacturing liabilities	(32,811)	6,104
Accrued payroll and employee liabilities	2,409	(2,013)
Other accrued liabilities	1,889	(13,343)
Net cash used for operating activities	(158,096)	(132,266)
Investing activities:
Purchases of short-term investments	(91,321)	(92,040)
Maturities and sales of short-term investments	150,940	248,525
Purchases of property and equipment	(2,632)	(4,319)
Net cash provided by investing activities	56,987	152,166
Financing activities:
Net proceeds from convertible note financing	148,963	—
Proceeds from issuance of common stock under equity incentive plan	5,049	1,833
Proceeds from purchases under the Employee Stock Purchase Plan	1,529	1,507
Proceeds from warrant exercises	—	3
Net cash provided by financing activities	155,541	3,343
Net increase in cash and cash equivalents	54,432	23,243
Cash and cash equivalents at beginning of year	105,138	71,898
Cash and cash equivalents at end of period	$159,570	$95,141

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

In May 2021, our third commercial product, ZYNRELEF (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”), was approved by the FDA. ZYNRELEF is currently indicated for use in adults for soft tissue or periarticular instillation to produce postsurgical analgesia for up to 72 hours after bunionectomy, open inguinal herniorrhaphy and total knee arthroplasty. ZYNRELEF is a dual-acting local anesthetic that delivers a fixed-dose combination of the local anesthetic bupivacaine and a low dose of nonsteroidal anti-inflammatory drug meloxicam. ZYNRELEF is the first and only modified-release local anesthetic to be classified by the FDA as an extended-release product because ZYNRELEF demonstrated in Phase 3 studies significantly reduced pain and significantly increased proportion of patients requiring no opioids through the first 72 hours following surgery compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. We commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

At a Type C meeting with the FDA, following the ZYNRELEF New Drug Application (“NDA”) approval, we aligned with the FDA on the content of an sNDA for proposed expansion of the ZYNRELEF indication statement to include foot and ankle, small–to–medium open abdominal, and lower extremity total joint arthroplasty surgical procedures without the need for additional clinical studies. The sNDA is based on the consistent safety, efficacy and pharmacokinetic data from previously completed clinical trials and was submitted to the FDA in late September 2021. We also aligned with the FDA on the data needed to support a future sNDA to further expand the ZYNRELEF indication statement to broadly include soft tissue and orthopedic surgical procedures with pharmacodynamic, pharmacokinetic and safety data from a limited number of additional procedures. The studies in these additional surgeries are already in progress with the plan to submit the next sNDA in the second half of 2022.

Heron recently received FDA approval in less than 4 months of a manufacturing supplement to the NDA for ZYNRELEF to add a large-scale secondary supplier of our proprietary polymer, which will allow for the manufacturing of millions of doses of ZYNRELEF annually at a significantly reduced cost of product sales.

In September 2020, ZYNRELEF was granted a marketing authorization by the European Commission. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the European Union and European Economic Area and the United Kingdom. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe in late 2022.

HTX-011 (ZYNRELEF in the U.S. and Europe) is an investigational agent in Canada. Our New Drug Submission for HTX-011 for the management of postoperative pain was accepted by Health Canada in November 2019. In April 2021, we responded to a list of questions received from Health Canada, and we anticipate up to a 300-day review period following screening of our responses.

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and aprepitant that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as ZYNRELEF. By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days. In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021. We have temporarily postponed work on HTX-034 while we work with the FDA on expanding the indication statement for ZYNRELEF. We will re-evaluate the HTX-034 program after approval of our first ZYNRELEF sNDA.

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”). HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND® (aprepitant) capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An Investigational New Drug application for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. A Pre-NDA meeting with the FDA was held in August 2021 and the HTX-019 NDA for prevention of PONV in adults is on track for filing in the fourth quarter of 2021.

As of September 30, 2021 we had $202.8 million in cash, cash equivalents and short-term investments. We have incurred significant operating losses and negative cash flows from operations. Management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

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

CINVANTI, SUSTOL and ZYNRELEF (collectively, “Products”) are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell to healthcare providers and hospitals, the end users of our Products.

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	As of September 30, 2021
Customer A	41.4%	46.4%	40.3%
Customer B	37.6%	33.7%	46.6%
Customer C	19.4%	18.8%	12.0%
Total	98.4%	98.9%	98.9%

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

We offered extended payment terms to our Customers in connection with our product launches of CINVANTI and ZYNRELEF in January 2018 and July 2021, respectively. In addition, we offered extended payment terms to our Customers in January 2021 when we reinstated the promotion and contracting of SUSTOL. These extended payment terms were offered in anticipation of the timing of reimbursement by government and commercial payers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of September 30, 2021, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of September 30, 2021 and December 31, 2020, we determined that an allowance for credit losses was not required. For the three and nine months ended September 30, 2021 and 2020, we did not write off any accounts receivable balances.

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

Leases

We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months are recorded as lease liabilities with corresponding right-of-use (“ROU”) lease assets on the condensed consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for separately.

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

Product Sales

Our Products are distributed in the U.S. through a limited number of Customers that resell to healthcare providers and hospitals, the end users of our Products.

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

Net product sales for the three and nine months ended September 30, 2021 were $23.2 million and $65.7 million, respectively, compared to $20.0 million and $68.0 million, respectively, for the same periods in 2020. For the three and nine months ended September 30, 2021, net product sales of CINVANTI were $18.0 million and $56.2 million, respectively, compared to $19.8 million and $67.6 million, respectively, for the same periods in 2020. For the three and nine months ended September 30, 2021, net product sales of SUSTOL were $3.1 million and $7.4 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods in 2020. For both the three and nine months ended September 30, 2021, net product sales of ZYNRELEF were $2.1 million. There was no comparable activity in 2020, as we commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2020	$2,704	$3,930	$17,937	$24,571
Provision	287	13,650	107,722	121,659
Payments/credits	(371)	(13,832)	(107,544)	(121,747)
Balance at September 30, 2021	$2,620	$3,748	$18,115	$24,483

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2021	2020
Stock options outstanding	18,257	16,082
Restricted stock units outstanding	641	—
Warrants outstanding	25	220
Shares of common stock underlying convertible notes outstanding	9,819	9,370

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$159,570	$159,570	$—	$—
U.S. corporate debt securities	4,186	—	4,186	—
Foreign corporate debt securities	6,077	—	6,077	—
U.S. commercial paper	10,995	—	10,995	—
Foreign commercial paper	21,992	—	21,992	—
Total	$202,820	$159,570	$43,250	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$49,149	$49,149	$—	$—
U.S. treasury bills and government agency obligations	20,276	20,276	—	—
U.S. corporate debt securities	11,547	—	11,547	—
Foreign corporate debt securities	15,557	—	15,557	—
U.S. commercial paper	27,996	—	27,996	—
Foreign commercial paper	83,966	—	83,966	—
Total	$208,491	$69,425	$139,066	$—

For the three and nine months ended September 30, 2021 and 2020, we have not transferred any investment securities between the three levels of the fair value hierarchy.

As of September 30, 2021, short-term investments included $43.3 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2020, cash equivalents included $55.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $103.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2021 and December 31, 2020 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at September 30, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$4,188	$—	$(2)	$4,186
Foreign corporate debt securities	6,079	—	(2)	6,077
U.S. commercial paper	10,995	—	—	10,995
Foreign commercial paper	21,992	—	—	21,992
Total	$43,254	$—	$(4)	$43,250

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$20,110	$166	$—	$20,276
U.S. corporate debt securities	11,505	42	—	11,547
Foreign corporate debt securities	15,508	49	—	15,557
U.S. commercial paper	13,997	—	—	13,997
Foreign commercial paper	41,976	—	—	41,976
Total	$103,096	$257	$—	$103,353

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2021 and 2020.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our available-for-sale securities, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2021 and 2020.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$20,976	$18,994
Work in process	11,551	6,847
Finished goods	8,975	16,064
Total inventory	$41,502	$41,905

As of September 30, 2021, total inventory included $25.5 million related to CINVANTI, $13.7 million related to ZYNRELEF and $2.3 million related to SUSTOL. As of December 31, 2020, total inventory included $37.8 million related to CINVANTI and $4.1 million related to SUSTOL. In addition, cost of product sales for the three and nine months ended September 30, 2021 included charges of $0.4 million and $3.5 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

As of September 30, 2021, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California, with a lease term expiring on December 31, 2025 and one 5-year option to renew this lease on expiration. During the three and nine months ended September 30, 2021, we recognized operating lease expense of $0.9 million and $2.9 million, respectively, and we paid $0.9 million and $2.9 million, respectively, for our operating lease.

Annual future minimum lease payments as of September 30, 2021 were as follows (in thousands):

2021	$994
2022	4,058
2023	4,178
2024	4,274
2025	4,379
Thereafter	—
Total future minimum lease payments	$17,883
Less: amount representing interest	(2,415)
Total lease liabilities	$15,468

In October 2021, we entered into a lease amendment to reduce the amount of laboratory and office space in San Diego, California by 21,180 square feet. The corresponding reduction of leased space is effective November 1, 2021. In addition, in October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California, which is anticipated to be delivered to the subtenant on or before May 1, 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. As a result of the lease amendment and sublease agreement, our one 5-year option to renew the lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space in San Diego, California.

8. Reorganization

In October 2020, we implemented changes to our organizational structure. In connection with the reorganization, we provided or will provide employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option plan modifications.

The total expense for these activities was $5.6 million, $2.5 million of which is primarily for severance and $3.1 million of which is for non-cash, stock-based compensation expense, which was recognized during the fourth quarter of 2020. As of September 30, 2021, we have paid $2.5 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended September 30, 2021, interest expense related to the Notes was $612,000, which included $562,000 related to the stated interest rate and $50,000 related to the amortization of debt issuance costs. For the nine months ended September 30, 2021, interest expense related to the Notes was $844,000, which included $775,000 related to the stated interest rate and $69,000 related to the amortization of debt issuance costs. As of September 30, 2021, the carrying value of the Notes was $149.0 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $1.0 million.

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

The Convertible Notes contained an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we amortized the resultant debt discount over the respective 10-year term of the Convertible Notes. During the nine months ended September 30, 2021, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. There was no interest expense for the three months ended September 30, 2021, as the Convertible Notes matured in May 2021. For the three months ended September 30, 2020, interest expense relating to the stated rate was $0.1 million and interest expense relating to the amortization of the debt discount was $0.4 million. For the nine months ended September 30, 2021 and 2020, interest expense relating to the stated rate was $0.2 million and $0.3 million, respectively, and interest expense relating to the amortization of the debt discount was $0.8 million and $1.0 million, respectively.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

10. Stockholders’ Equity

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expired on June 30, 2021. In April 2021, warrant holders exercised 195,574 warrants using the cashless exercise provision, which resulted in the issuance of 195,461 shares and no cash proceeds. As of September 30, 2021, no warrants from the June 2014 public offering remain outstanding.

Option Plan Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	18,912	$19.59	7.21
Granted	885	$14.96
Exercised	(370)	$15.29
Expired and forfeited	(1,170)	$22.15
Outstanding at September 30, 2021	18,257	$19.29	6.53

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2021:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	603	$15.84
Granted	193	$14.73
Released	(115)	$15.99
Forfeited	(40)	$15.84
Outstanding at September 30, 2021	641	$15.48

For the nine months ended September 30, 2021, 369,978 shares of common stock were issued pursuant to the exercise of stock options, resulting in net proceeds of $5.7 million.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$4,521	$4,612	$14,130	$14,580
General and administrative	2,836	3,277	8,414	10,012
Sales and marketing	3,879	3,206	11,419	9,591
Total stock-based compensation expense	$11,236	$11,095	$33,963	$34,183

As of September 30, 2021, there was $86.0 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.5 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rate	1.0%	0.9%
Dividend yield	0.0%	0.0%
Volatility	65.8%	67.3%
Expected life (years)	6	6

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended September 30, 2021 and 2020.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2021.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain income tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021, continue to be accurate for the three and nine months ended September 30, 2021.

12. Subsequent Event

In October 2021, we entered into a lease amendment to reduce the amount of laboratory and office space in San Diego, California and we entered into a sublease agreement to sublet laboratory and office space in San Diego, California (see Note 7).

In October 2021, we implemented a restructuring plan under which we provided or will provide employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option modifications. We expect to incur total expenses of $1.6 million, $1.5 million of which is primarily for severance and $0.1 million of which is for non-cash, stock-based compensation expense related to stock option modifications. We expect that the cash payments due under this restructuring will be substantially completed in the fourth quarter of 2021.

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

•

the timing of the U.S. Food and Drug Administration’s (“FDA”) review process, whether the FDA approves the supplemental New Drug Application (“sNDA”) for ZYNRELEF to expand the U.S. label to additional procedures, and the potential additional market opportunity for the expanded U.S. label;

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

Acute Care Product Portfolio

ZYNRELEF (HTX-011)

In May 2021, our third commercial product, ZYNRELEF, was approved by the FDA. ZYNRELEF is currently indicated for use in adults for soft tissue or periarticular instillation to produce postsurgical analgesia for up to 72 hours after bunionectomy, open inguinal herniorrhaphy and total knee arthroplasty. ZYNRELEF is a dual-acting local anesthetic that delivers a fixed-dose combination of the local anesthetic bupivacaine and a low dose of nonsteroidal anti-inflammatory drug meloxicam. ZYNRELEF is the first and only modified-release local anesthetic to be classified by the FDA as an extended-release product because ZYNRELEF demonstrated in Phase 3 studies significantly reduced pain and significantly increased proportion of patients requiring no opioids through the first 72 hours following surgery compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control. We commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

At a Type C meeting with the FDA, following the ZYNRELEF New Drug Application (“NDA”) approval, we aligned with the FDA on the content of an sNDA for proposed expansion of the ZYNRELEF indication statement to include foot and ankle, small–to–medium open abdominal, and lower extremity total joint arthroplasty surgical procedures without the need for additional clinical studies. The sNDA is based on the consistent safety, efficacy and pharmacokinetic data from previously completed clinical trials and was submitted to the FDA in late September 2021. We also aligned with the FDA on the data needed to support a future sNDA to further expand the ZYNRELEF indication statement to broadly include soft tissue and orthopedic surgical procedures with pharmacodynamic, pharmacokinetic and safety data from a limited number of additional procedures. The studies in these additional surgeries are already in progress with the plan to submit the next sNDA in the second half of 2022.

Heron recently received FDA approval in less than 4 months of a manufacturing supplement to the NDA for ZYNRELEF to add a large-scale secondary supplier of our proprietary polymer, which will allow for the manufacturing of millions of doses of ZYNRELEF annually at a significantly reduced cost of product sales.

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the EU and EEA and the United Kingdom. ZYNRELEF is indicated for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe in late 2022.

In November 2019, the New Drug Submission for HTX-011 (ZYNRELEF in the U.S. and Europe) was accepted by Health Canada. In April 2021, we responded to a list of questions received from Health Canada, and we anticipate up to a 300-day review period following screening of our responses.

HTX-034

HTX-034, our next-generation product candidate for postoperative pain management, is an investigational non-opioid, fixed-dose combination, extended‑release solution of the local anesthetic bupivacaine, the nonsteroidal anti-inflammatory drug meloxicam and aprepitant that further potentiates the activity of bupivacaine. HTX-034 is formulated in the same proprietary polymer as ZYNRELEF. By combining two different mechanisms that each enhance the activity of the local anesthetic bupivacaine, HTX-034 is designed to provide superior and prolonged analgesia. Local administration of HTX-034 in a validated preclinical postoperative pain model resulted in sustained analgesia for 7 days.

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021. We have temporarily postponed work on HTX-034 while we work with the FDA on expanding the indication statement for ZYNRELEF. We will re-evaluate the HTX-034 program after approval of our first ZYNRELEF sNDA.

HTX-019 for PONV

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”). HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV, which is given within 3 hours prior to induction of anesthesia for surgery. An Investigational New Drug application for HTX-019 for PONV was approved by the FDA in late September 2020. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. A Pre-NDA meeting with the FDA was held in August 2021 and the HTX-019 NDA for prevention of PONV in adults is on track for filing in the fourth quarter of 2021.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Net Product Sales

For the three and nine months ended September 30, 2021, net product sales were $23.2 million and $65.7 million, respectively, compared to $20.0 million and $68.0 million, respectively, for the same periods in 2020.

Net Product Sales – Oncology Care

For the three and nine months ended September 30, 2021, net product sales of CINVANTI were $18.0 million and $56.2 million, respectively, compared to $19.8 million and $67.6 million, respectively, for the same periods in 2020. For the three and nine months ended September 30, 2021, net product sales of SUSTOL were $3.1 million and $7.4 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods in 2020. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL to improve the reimbursement and net selling price of the product, which resulted in significantly lower SUSTOL net product sales in 2020. In the first quarter of 2021, we reinstated the promotion and contracting of SUSTOL, resulting in higher net product sales for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The decrease in net product sales of CINVANTI for the three and nine months ended September 30, 2021 was due to the COVID-19 pandemic related reduction in cancer screening procedures resulting in fewer new patient treatment starts along with the lingering impact of generic arbitrage. CMS reimbursement rates for any buy-and-bill products are based on the Average Selling Price (“ASP”) of that product, including any generic products with the same J-code, plus 6%. ASP is based on a historical four-quarter rolling average calculation, which becomes effective two quarters later. This four-quarter averaging period and two-quarter lag means that when generic products first enter the market, they benefit from being able to be reimbursed at a much higher ASP relative to the actual sale price. This period of time when generic products receive higher reimbursement rates than sale price is known as “generic arbitrage,” and it can last several quarters. Generic versions of EMEND® IV (fosaprepitant) launched in September 2019 and compete with CINVANTI. Although the impact of this generic arbitrage continues to linger in certain accounts, we expect growth of net product sales for our oncology care franchise in 2022 and beyond.

Net Product Sales – Acute Care

For the three and nine months ended September 30, 2021, net product sales of ZYNRELEF were $2.1 million. There was no comparable activity in 2020, as we commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

Cost of Product Sales

For the three and nine months ended September 30, 2021, cost of product sales was $11.4 million and $35.1 million, respectively, compared to $7.2 million and $26.8 million, respectively, for the same periods in 2020. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. In addition, cost of product sales for the three and nine months ended September 30, 2021 included charges resulting from the write-off of short-dated SUSTOL inventory of $0.4 million and $3.5 million, respectively.

Prior to FDA approval, $23.6 million of costs to manufacture ZYNRELEF were recorded to research and development expense in prior periods. We began capitalizing raw materials, labor and overhead related to the manufacturing of ZYNRELEF following FDA approval.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ZYNRELEF-related costs	$7,839	$29,430	$40,958	$71,082
PONV-related costs	1,116	121	4,615	121
HTX-034-related costs	173	1,677	3,116	4,106
CINVANTI-related costs	2,948	2,271	4,253	4,969
SUSTOL-related costs	206	373	1,074	1,930
Personnel costs and other expenses	11,792	10,698	33,798	33,292
Stock-based compensation expense	4,521	4,612	14,130	14,580
Total research and development expense	$28,595	$49,182	$101,944	$130,080

For the three months ended September 30, 2021, research and development expense was $28.6 million, compared to $49.2 million for the same period in 2020. The decrease was primarily due to a decrease in costs related to ZYNRELEF and HTX-034 of $21.6 million and $1.5 million, respectively, partially offset by an increase in costs related to PONV and CINVANTI of $1.0 million and $0.7 million, respectively, and personnel costs and other expenses of $1.1 million.

For the nine months ended September 30, 2021, research and development expense was $101.9 million, compared to $130.1 million for the same period in 2020. The decrease was primarily due to a decrease in costs related to ZYNRELEF, HTX-034, SUSTOL and CINVANTI of $30.1 million, $1.0 million, $0.9 million and $0.7 million, respectively, partially offset by an increase in costs related to PONV of $4.5 million.

General and Administrative Expense

For the three and nine months ended September 30, 2021, general and administrative expense remained consistent at $9.8 million and $30.3 million, respectively, compared to $9.5 million and $29.7 million, respectively, for the same periods in 2020.

Sales and Marketing Expense

For the three and nine months ended September 30, 2021, sales and marketing expense was $25.2 million and $62.7 million, respectively, compared to $12.5 million and $48.3 million, respectively, for the same periods in 2020. The increase was primarily due to an increase in costs to support the launch activities for ZYNRELEF and costs to support the ongoing commercialization of CINVANTI and SUSTOL.

Other Income (Expense)

For the three and nine months ended September 30, 2021, other income (expense) was ($0.7 million) and ($1.7 million), respectively, compared to $0.2 million and $1.9 million, respectively, for the same periods in 2020. This decrease was primarily due to a decrease in interest income earned on our short-term investments.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $202.8 million, compared to $208.5 million as of December 31, 2020. Based on our current operating plan and projections, we believe that existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and nine months ended September 30, 2021 was $52.4 million and $166.0 million, or $0.51 per share and $1.71 per share, respectively, compared to a net loss of $58.2 million and $165.0 million, or $0.64 per share and $1.82 per share, respectively, for the same periods in 2020.

Our net cash used for operating activities for the nine months ended September 30, 2021 was $158.1 million, compared to $132.3 million for the same period in 2020. The increase in net cash used for operating activities was primarily due to changes in working capital.

Our net cash provided by investing activities for the nine months ended September 30, 2021 was $57.0 million, compared to $152.2 million for the same period in 2020. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $59.6 million for the nine months ended September 30, 2021, compared to $156.5 million for the same period in 2020.

Our net cash provided by financing activities for the nine months ended September 30, 2021 was $155.5 million, compared to $3.3 million for the same period in 2020. The increase in cash provided by financing activities was due to net proceeds $149.0 million received from the issuance of the Senior Unsecured Convertible Notes in May 2021.

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2021 and December 31, 2020. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

•

Although the FDA might grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our Products, Product Candidates, there can be no assurance that any of our Products, Product Candidates or other future product candidates that receive any such designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products, Product Candidates or future product candidates that do not have such designations, or at all.

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

•

If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to develop, obtain regulatory approval for and commercialize our Products, our Product Candidates or any other products we may develop, our costs will increase and our product sales may be severely hindered.

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

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of our Products and our Product Candidates, if approved, may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•	the scope of our approved product labels, including the proposed expanded indication statement of ZYNRELEF;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

•	our ability to raise patient and physician awareness of CINV associated with AC combination chemotherapy regimens, MEC or HEC and encourage physicians to look for incidence of CINV among patients;

•

our ability to raise patient and physician awareness of the risks associated with using opioids for postoperative pain management and encourage physicians to consider utilizing a non-opioid alternative;

•	our ability to raise patient and physician awareness of PONV associated with surgical procedures and encourage physicians to look for incidence of PONV among patients;

•	the cost-effectiveness of our Products and our Product Candidates;

•	acceptance of our Products by institutional formulary committees;

•	patient and physician satisfaction with our Products and our Product Candidates;

•	the size of the potential market for our Products and our Product Candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our Product Candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our Product Candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our Product Candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our Product Candidates and our Biochronomer Technology;

•	our ability to continue to have CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•	our ability to scale up manufacturing of ZYNRELEF, HTX-034 and HTX-019 and continue to have ZYNRELEF manufactured at commercial production levels successfully and on a timely basis;

•	the availability of raw materials necessary to manufacture our Products and our Product Candidates;

•	our ability to access third parties to manufacture and distribute our Products and our Product Candidates on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our Products and our Product Candidates;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our Products and our Product Candidates;

•	the extent of the impact of the ongoing COVID-19 pandemic on our business;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our Products and our Product Candidates.

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

We have established an internal commercial organization for the sale, marketing and distribution of our Products and our Product Candidates in the U.S. In order to successfully commercialize ZYNRELEF in Europe, HTX-011 in Canada, and any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products, our Product Candidates or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

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

Although the FDA might grant Fast Track, Breakthrough Therapy and Priority Review designations to our Products and Product Candidates, there can be no assurance that any of our Products, Product Candidates or future product candidates that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.

Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. We can provide no assurances that any of our Products, Product Candidates or future products candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products, Product Candidates, or future product candidates that do not have such designations, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, Priority Review or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that any of our Products, Product Candidates or future product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

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

Some of our suppliers may experience disruption to their respective supply chains due to the effects of the COVID-19 pandemic, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products and our Product Candidates from third-party suppliers whose operations might be directly or indirectly affected by the COVID-19 pandemic. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the development, testing and clinical study of our Products and Product Candidates might be delayed or infeasible, and regulatory approval or commercialization of our Products and Product Candidates might be delayed, not obtained or hindered, which could significantly harm our business.

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

In the U.S., ZYNRELEF competes with and, HTX-034, if successfully developed for postoperative pain management in the U.S., will also compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (marketed by Durect Corporation); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals), Seglentis® (celecoxib and tramadol hydrochloride, marketed by Kowa Pharmaceuticals America in the U.S.) and generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

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

•

the prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to market our Products and develop and seek regulatory approvals for our Product Candidates. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As we ultimately return a portion of our workforce back to the office and resume field activity, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture; and

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.6 billion through September 30, 2021. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $202.8 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of September 30, 2021, we had a total of 31 issued U.S. patents and an additional 69 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 8 patents issued in the U.S. which expire in September 2035 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 13 patents issued in the U.S. and by 48 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to April 2035. HTX-019 is covered by 7 patents issued in the U.S. which expire in September 2035 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 10 patents issued in the U.S. and by 47 patents issued in foreign countries including Albania,

Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Fourth Amendment to Lease, dated October 13, 2021, by and between the Company and ARE-SD Region No. 61, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: November 3, 2021	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)