Form 10-K
period 2021-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2022-02-28
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 totaled $1.6 billion based on the closing price of $15.52 as reported by The Nasdaq Capital Market. As of February 4, 2022, there were 102,140,651 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2022 Annual Meeting of Stockholders’ to be held on or about June 16, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

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

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), the United Kingdom, and any other countries in which we receive applicable regulatory approvals, including Canada, and of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) in the U.S. (collectively, our “Products”), and HTX-019 and HTX-034 (collectively, our “Product Candidates”), if approved by applicable regulatory authorities, and our positioning relative to competing products;

•

the timing of the U.S. Food and Drug Administration’s (“FDA”) review process, whether the FDA approves any future supplemental New Drug Application (“sNDA”) for ZYNRELEF to further expand the U.S. label, and our ability to capture the potential additional market opportunity for the expanded U.S. label;

•	the timing of the FDA’s review process, whether the FDA approves the New Drug Application (“NDA”) for HTX-019 for the prevention of postoperative nausea and vomiting (“PONV”);
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

•

our ability to successfully develop and achieve regulatory approval for HTX-034 and our other future product candidates utilizing our proprietary Biochronomer® drug delivery technology (“Biochronomer Technology”);

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

•

the extent of the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic on our business, including any COVID-19 mutations or variants and any other diseases related to or resulting from COVID-19;

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

In the fourth quarter of 2021, we received FDA approval of a manufacturing supplement to the NDA for CINVANTI to add larger-scale manufacturing of CINVANTI. This approval will significantly reduce the cost of product sales.

Acute Care Product Portfolio

ZYNRELEF (HTX-011)

ZYNRELEF is our third commercial product. ZYNRELEF was initially approved by the FDA in May 2021, and we commenced commercial sales in the U.S. in July 2021. In December 2021, the FDA approved our sNDA for ZYNRELEF, which significantly expanded the indication statement. ZYNRELEF is currently indicated for use in adults for soft tissue or periarticular instillation to produce postsurgical analgesia for up to 72 hours after foot and ankle, small-to-medium open abdominal, and lower extremity total joint arthroplasty surgical procedures.

ZYNRELEF is a dual-acting local anesthetic that delivers a fixed-dose combination of the local anesthetic bupivacaine and a low dose of the nonsteroidal anti-inflammatory drug meloxicam. ZYNRELEF is the first and only modified-release local anesthetic to be classified by the FDA as an extended-release product because ZYNRELEF demonstrated in Phase 3 studies significantly reduced pain and significantly increased proportion of patients requiring no opioids through the first 72 hours following surgery compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control.

At a Type C meeting with the FDA, we aligned with the FDA on the data needed to support a future efficacy supplement to further expand the ZYNRELEF indication to broadly include soft tissue and orthopedic surgical procedures with pharmacokinetic, safety and pharmacodynamic data from a limited number of additional procedures. The studies in these additional surgeries are already in progress with the plan to submit the next efficacy supplement in the second half of 2022.

In the fourth quarter of 2021, we received FDA approval of two manufacturing supplements to the NDA for ZYNRELEF to add a large-scale secondary supplier of our proprietary polymer and to add larger-scale manufacturing of ZYNRELEF, which will allow for the manufacturing of millions of doses of ZYNRELEF annually at a significantly reduced cost of product sales.

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the EU and EEA and the United Kingdom. ZYNRELEF is indicated in Europe for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults. As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe in late 2022.

In November 2019, the New Drug Submission (“NDS”) for HTX-011 (ZYNRELEF in the U.S. and Europe) was accepted by Health Canada. In April 2021, we responded to a list of questions received from Health Canada, and a 300-day review period is ongoing following screening of our responses.

HTX-019 for PONV

HTX-019 is an investigational agent for the prevention of postoperative nausea and vomiting. HTX-019 is an IV injectable emulsion formulation designed to directly deliver aprepitant, the active ingredient in EMEND capsules, which is the only NK1 receptor antagonist approved in the U.S. for the prevention of PONV in adults. The FDA-approved dose of oral EMEND is 40 mg for PONV prevention, which is given within 3 hours prior to induction of anesthesia for surgery. In a Phase 1 clinical trial, 32 mg of HTX-019 as a 30-second IV injection was demonstrated to be bioequivalent to oral aprepitant 40 mg. In November 2021, we submitted the NDA to the FDA for HTX-019. The FDA accepted the NDA for filing and set a Prescription Drug User Fee Act goal date of September 17, 2022.

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

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021. We have temporarily postponed work on HTX-034 while we work with the FDA on expanding the indication for ZYNRELEF. We are re-evaluating the HTX-034 program now that we have received approval of our first efficacy supplement to expand the indication for ZYNRELEF.

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 144 employees as of February 4, 2022. The sales and marketing infrastructure includes a targeted, acute care and oncology sales force to establish relationships with a focused group of surgeons, oncologists, nurses and pharmacists. Additionally, the commercial team manages relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, payors and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support.

Customers

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

In the U.S., ZYNRELEF and HTX-034, if successfully developed, competes in the postoperative pain management market in the U.S. with, MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (owned by Durect Corporation and to be marketed in the U.S. by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals), SEGLENTIS® (celecoxib and tramadol hydrochloride, to be marketed by Kowa Pharmaceuticals America in the U.S.) and generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

ZYNRELEF will, and HTX-034, if successfully developed for postoperative pain management in the EU will also, face significant competition in the EU. Currently there are numerous generic local anesthetics and other non-opioids for postoperative pain management available in the EU, and other products in development for postoperative pain management may also reach the EU market. For example, in November 2020 the EC granted a marketing authorization for EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.) for postsurgical analgesia, and EXPAREL was launched in the EU in the fourth quarter of 2021.

If we are able to successfully develop HTX-011 (ZYNRELEF in the U.S. and Europe) or HTX-034 for postoperative pain management in Canada, we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada); and potentially other products in development for postoperative pain management that reach the Canadian market.

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

If we are able to successfully develop HTX-019 for the prevention of PONV, we will compete with generic ondansetron, the current standard of care, generic oral aprepitant and BARHEMSYS® (amisulpride, marketed by Acacia Pharma Group Plc) for the prevention of PONV; TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV management that reach the market.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2021, we had a total of 32 issued U.S. patents and an additional 105 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 13 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to April 2035. HTX-019 is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 10 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Clinical Trials

Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator and in accordance with a clinical trial protocol, which sets forth details, such as the study objectives, enrollment criteria and the safety and effectiveness criteria to be evaluated. Each clinical trial must be reviewed and approved at each institution at which the study will be conducted by an independent Institutional Review Board in the U.S., referred to as an Ethics Committee in the EU and other markets or Research Ethics Board in Canada. The Institutional Review Board, Ethics Committee or Research Ethics Board (hereafter collectively referred to as “IRB”) will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution arising from the conduct of the proposed clinical trial. In addition, clinical trials in the U.S. and other regions must be performed according to current Good Clinical Practices (“cGCP”), which are enumerated in FDA regulations and guidance documents. Some studies include oversight by an independent group of experts, known as a data safety monitoring board, which authorizes whether a study may move forward based on certain data from the study and may stop the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds.

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

Foreign Corrupt Practices Act

We are subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the DOJ and the U.S. Securities and Exchange Commission (“SEC”). A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We have a policy against using Company funds for political purposes, and we incurred no costs in 2021 associated with legal or regulatory fines or settlements associated with violations of bribery, corruption or anti-competitive standards.

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health and personal information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and gave California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Additionally, the California Privacy Rights Act (the “CPRA”), a ballot measure that was approved by California voters on November 3, 2020 and becomes effective on January 1, 2023, will amend and expand the CCPA and its accompanying obligations, including through yet-to-be-finalized implementing regulations from a new enforcement agency, the California Privacy Protection Agency. Other countries also have developed, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. In addition, most healthcare providers who utilize our Products or who may utilize other products we may sell in the future are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations (collectively, “HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable or protected health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including through affecting our customers. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Human Capital Management

Heron Employees

As of December 31, 2021, Heron employed 302 full-time employees, 145 of whom are involved in sales and marketing activities, 129 of whom are involved in research and development activities and 28 of whom are involved in general and administrative activities. In 2021, Heron focused on headcount growth within the commercial organization, primarily hiring sales employees to launch ZYNRELEF, which was approved in May 2021. Our 2021 voluntary turnover rate of 12% remains below industry norms during a current period of high employee resignations across all industries (i.e. the “Great Resignation”) due to a number of factors, including the COVID-19 pandemic. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We expect to hire a small number of additional employees in 2022, but do not expect significant headcount growth. We continually evaluate business needs and opportunities in addition to balancing in-house expertise and capacity with that of outsourced resources. Currently, we outsource substantial clinical study work to clinical research organizations and drug manufacturing work to contract manufacturers.

Drug development is a complex endeavor that requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions, which was especially true in 2021, with heavy competition for talent continuing in this industry. To attract qualified applicants, Heron offers a total rewards package consisting of base salary and cash bonus incentive targets aligned with the applicable market norms, a comprehensive health and welfare benefits package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation is based on level of responsibility. Actual bonus payout is based on a weighting of Company and individual performance, which varies based on level of responsibility.

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

Developing and maintaining a positive corporate culture is a priority for Heron. We collected employee feedback about their working experience during 2021 through direct employee surveys and many individual discussions to identify opportunities to enhance our corporate culture, especially in a primarily remote working environment. A cross-functional team was established and worked throughout the year to identify and implement initiatives to ensure a positive, productive and inclusive work environment. This work continues as an ongoing effort.

We also monitor employee compliance with applicable laws and regulations through a third party ethics and compliance hotline system that facilitates anonymous internal and external reporting of complaints or concerns. During 2021, we did not receive any complaints.

Heron strives for greater diversity and inclusion through our employment and management practices, as evidenced by an annual third-party demographic analysis indicating that the diversity of our employee population reflects the ethnicity, race and gender of the overall available workforce at all job levels. Additionally, we remain committed to further increasing the diversity of our employee base. We are also building diversity in our leadership team. Currently, 40% of our Section 16 officers are female. We believe diversity is a competitive advantage and through initiatives established in our recruiting strategy and documented in our Affirmative Action Plan, we expanded our recruiting efforts in 2021 to reach underrepresented candidates and plan to continue doing so on an ongoing basis. Heron also monitors pay practices and decisions to ensure pay equity for minority and female employees when compared to non-minority and male employees in same or similar positions and when considering objective factors related to position qualifications.

Heron is committed to upholding basic human rights and complies with all laws and practices that prohibit child labor, forced or indentured labor, human trafficking and unfair wages.

Heron’s Injury and Illness Prevention Plan documents procedures to reduce work-related injuries and occupational illnesses. In 2021, Heron had two Occupational Safety and Health Administration-reportable work-related injuries (related to mild COVID-19 infection) and did not experience any work-related deaths.

In response to the COVID-19 pandemic, we continued a work from home policy for non-laboratory employees and additional safety measures for employees continuing critical on-site work. In addition, we provided cell phone and home internet stipends to reimburse all employees for additional expenses related to working from home.

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

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below.

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

•

Although the FDA might grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our Products, Product Candidates, or other future product candidates there can be no assurance that any of our Products, Product Candidates, or other future product candidates that receive any such designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products, Product Candidates, or future product candidates that do not have such designations, or at all.

•	Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

•

We rely on third parties to conduct our preclinical testing and conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our Products, Product Candidates, or our future product candidates and our business could be substantially harmed.

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

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of our Products and our Product Candidates, if approved, may be less than anticipated due to factors that are outside of our control. These factors that may affect revenue include:

•	the scope of our approved Product labels, including any expanded indication statement of ZYNRELEF in the U.S.;

•	the perception of physicians and other members of the health care community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•	our ability to maintain successful sales, marketing and educational programs for certain physicians and other health care providers;

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

•

the timing and scope of acceptance of our Products by institutional formulary committees and the amount of time between such acceptance and the first use of our Products within the applicable setting of care;

•	patient and physician satisfaction with our Products and our Product Candidates;

•	the size of the potential market for our Products and our Product Candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our Product Candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our Product Candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our Product Candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our Product Candidates and our Biochronomer Technology;

•	our ability to continue to have ZYNRELEF, CINVANTI and SUSTOL manufactured at commercial production levels successfully and on a timely basis;

•	our ability to scale up manufacturing of ZYNRELEF, CINVANTI, HTX-034 or HTX-019 to meet commercial requirements;

•	the availability of raw materials necessary to manufacture our Products and our Product Candidates;

•	our ability to access third parties to manufacture and distribute our Products and our Product Candidates on acceptable terms or at all;

•	regulatory developments related to the manufacture or continued use of our Products and our Product Candidates;

•	conduct of post-approval study requirements and the results thereof;

•	the extent and effectiveness of sales and marketing and distribution support for our Products and our Product Candidates;

•	the extent of the impact of the ongoing COVID-19 pandemic on our business;

•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of our Products and our Product Candidates.

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

In November 2020, HHS issued the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers (“PBMs”) from the Anti-Kickback Statute. In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023.  It is unclear whether or how the Biden administration will move forward with this rule.

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

Our long-term viability and growth will depend on the successful development of products through our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early-stage clinical trials does not ensure that later-stage or larger-scale clinical trials will be successful. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors, including protocol design, regulatory and IRB approval, the rate of patient enrollment in clinical trials and compliance with extensive cGCP.

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

We rely on third parties to conduct our preclinical testing and conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our Products and Product Candidates and our business could be substantially harmed.

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

Our CROs and other third parties we may engage to support our development programs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical and preclinical programs. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, or may fail to perform at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the preclinical results or clinical data they obtain is compromised due to the failure to adhere to test requirements, our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our Products and Product Candidates. As a result, our results of operations and the commercial prospects for our Products and Product Candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products, our Product Candidates or any other products we may develop, our costs will increase and our Product sales may be severely hindered.

If in the future any of our Product Candidates are approved for commercial sale, we will need to be able to consistently manufacture such Product Candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such Product Candidates at commercial scale as compared to development batch size. The commercial success of our Products and our Product Candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI and SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for ZYNRELEF and further scaling up manufacturing for CINVANTI. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities.

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

Our Products, our Product Candidates and any other products we may develop may be in competition with other products for access to the facilities of third parties. Consequently, our Products, our Product Candidates and any other products we may develop may be subject to manufacturing delays if our contractors give other companies’ products greater priority than ours. Additionally, our contractors might be required by government regulation or government authority to prioritize production of other products, such as priority-rated orders pursuant to the U.S. Government Department of Defense Operation Warp Speed under the Health Resources Priority and Allocations System regulation. For this and other reasons, our third-party contract manufacturers may not be able to manufacture our Products, our Product Candidates and any other products we may develop in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our Product Candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

We have, or may have, significant inventory levels of drug products, and we may increase those inventory levels as we continue to commercialize our Products and our Product Candidates. We determine inventory levels of drug products based on a variety of estimates, including timing of regulatory approval of our drug products, market demand for our drug products and those of our competitors, entrance of competing drug products, introduction of new, or changes in interpretations of, pharmaceutical regulations, and changes in healthcare provider and insurer reimbursement policies. These estimates are inherently difficult to make and may be inaccurate. We analyze our inventory levels and will write down inventory that has become obsolete. If our initial estimate of the appropriate inventory levels of drug products is or becomes inaccurate, write-downs of inventory may be required, which would be recorded as cost of product sales and thereby adversely impact or delay our profitability.

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

In the U.S., ZYNRELEF and HTX-034, if successfully developed, competes in the postoperative pain management market in the U.S. with, MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (owned by Durect Corporation and to be marketed in the U.S. by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals), SEGLENTIS® (celecoxib and tramadol hydrochloride, to be marketed by Kowa Pharmaceuticals America in the U.S.) and generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

ZYNRELEF will, and HTX-034, if successfully developed for postoperative pain management in the EU will also, face significant competition in the EU. Currently there are numerous generic local anesthetics and other non-opioids for postoperative pain management available in the EU, and other products in development for postoperative pain management may also reach the EU market. For example, in November 2020 the EC granted a marketing authorization for EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.) for postsurgical analgesia, and EXPAREL was launched in the EU in the fourth quarter of 2021.

If we are able to successfully develop HTX-011 (ZYNRELEF in the U.S. and Europe) or HTX-034 for postoperative pain management in Canada, we will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada); and potentially other products in development for postoperative pain management that reach the Canadian market.

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

If we are able to successfully develop HTX-019 for the prevention of PONV, we will compete with generic ondansetron, the current standard of care, and generic aprepitant and BARHEMSYS® (amisulpride, marketed by Acacia Pharma Group Plc) for the prevention of PONV; TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV management that reach the market.

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

For example, generic versions of EMEND® IV (fosaprepitant) launched in September 2019 following the expiration of the EMEND IV patents. As a result, we experienced increased competition for CINVANTI, which reduced CINVANTI sales and harmed our business prospects during 2020 and 2021. These and other risks related to the entry of generic product competing with CINVANTI are difficult to assess in terms of timing and impact on our operations and prospects.

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

•

limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness of employees or members of their families and inherent difficulties involved with maintaining a remote working structure amidst a global pandemic;

•

the prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to market our Products and develop and seek regulatory approvals for our Product Candidates. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Additional governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear whether there could be future worksite or travel restrictions. As we ultimately return a portion of our workforce back to the office and increase field activity, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture; and

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.6 billion through December 31, 2021. We expect to continue to generate substantial losses over at least the next several years as we:

•	expand product development activities with respect to our Product Candidates;

•	conduct preclinical development and clinical trials for our Products and Product Candidates;

•	pursue regulatory approvals for any current or future Products or Product Candidates; and

•	engage in commercialization efforts for any future approved Product Candidates.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the number of Product Candidates we pursue;

•	the progress of our research and development programs for our Product Candidates, including clinical trials;

•	the time and expense required to pursue FDA and/or non-U.S. regulatory approvals for our Product Candidates, whether such approvals are obtained and the scope of any approved product label;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $157.6 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Unsecured Convertible Notes also impose certain negative covenants on the Company, including on the incurrence of certain indebtedness, the creation of certain liens and selling royalty interests in Company assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, Product Candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

Provisions contained in our debt instruments limit our ability to incur additional indebtedness.

The terms of our Senior Unsecured Convertible Notes require us to seek approval from the holders of such notes before taking certain actions, including incurring certain additional indebtedness, modifying the terms of certain existing indebtedness, creating liens or selling royalty interests in Company assets. The Senior Unsecured Convertible Notes also contain provisions that trigger events of default on any default of our financial obligations under certain material contracts we may enter into. As a result, we may not be able to raise funds through the issuance of debt or selling of royalty interests in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

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

In November 2020, HHS issued the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers (“PBMs”) from the Anti-Kickback Statute.  In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023.  It is unclear whether or how the Biden administration will move forward with this rule.

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

In addition, we are subject to the FCPA. In September 2020, ZYNRELEF was granted marketing authorization by the EC, our first such foreign regulatory approval. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during late 2022 as we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. For example, the CCPA became effective on January 1, 2020 and gave California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information under HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation, including laws that passed in Colorado and Virginia. Additionally, the CPRA, was approved by California voters on November 3, 2020 and becomes effective on January 1, 2023, will amend and expand the CCPA and its accompanying obligations, including through yet-to-be-finalized implementing regulations from a new enforcement agency, the California Privacy Protection Agency. Other countries also have developed, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, most healthcare providers who may prescribe Products we sell and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2021, we had a total of 32 issued U.S. patents and an additional 105 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 13 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to April 2035. HTX-019 is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 10 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania,

Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

As of December 31, 2021, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California, which is anticipated to be delivered to the subtenant on or before May 1, 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space.

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

Stockholders

The number of record holders of our common stock as of February 4, 2022 was 95.

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

The following graph shows the value of an investment of $100 on December 31, 2016 in Heron Therapeutics, Inc. common stock, the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31st of each year. The comparisons shown in the graph are based on historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Heron Therapeutics, Inc., the Nasdaq Composite Index
and the Nasdaq Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
Heron Therapeutics, Inc.
Nasdaq Composite
Nasdaq Biotechnology

*$100 invested on 12/31/2016 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
Heron Therapeutics, Inc.	$100.00	$138.17	$198.02	$179.39	$161.56	$69.69
Nasdaq Composite Index	100.00	129.64	125.96	172.17	249.51	304.85
Nasdaq Biotechnology Index	100.00	121.63	110.85	138.69	175.33	175.37

Issuer Purchases of Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020. For the discussion covering the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report of Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

•

Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2021. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting. ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the U.S. and 31 European countries for the management of postoperative pain. Within our acute care franchise, we are also developing HTX-019, an investigational agent for the prevention of postoperative nausea and vomiting (“PONV”) and HTX-034, an investigational agent, our next-generation product candidate for the management of postoperative pain.

Net Product Sales

Net product sales include revenue recognized for sales of CINVANTI, SUSTOL and ZYNRELEF (collectively, our “Products”) to a limited number of specialty distributors and full line wholesalers (collectively, “Customers”), less applicable sales allowances. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver our Products to our Customers. These costs include raw materials, labor, manufacturing and quality control overhead, and depreciation of equipment, as well as shipping and distribution costs. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

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

We expect research and development expense to decrease in 2022, as ZYNRELEF was approved in May 2021, the NDA for HTX-019 for PONV was submitted in November 2021, and the data needed to support a future efficacy supplement to further expand the ZYNRELEF indication includes pharmacokinetic, safety and pharmacodynamic data from a limited number of procedures.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, information technology, legal and human resource functions. Other general and administrative expense includes professional fees for legal, investor relations, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense. We expect general and administrative expense in 2022 to remain consistent with 2021.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to launch activities for ZYNRELEF and ongoing costs related to CINVANTI and SUSTOL. We expect sales and marketing expense to increase in 2022, as 2021 did not include a full year of costs for our acute care sales force because ZYNRELEF was launched in July 2021.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income earned on our cash, cash equivalents and short-term investments. In addition, other income (expense), net includes interest expense and the amortization of debt discount and debt issuance costs related to our convertible notes payable, and impairment of property and equipment.

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

Investments

We invest in various types of securities, including U.S. treasury bills and government agency obligations, corporate debt securities and commercial paper. As of December 31, 2021, we had $71.5 million in investments which were classified as Level 1 or 2 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices for similar assets, quoted prices in markets that are not active or other inputs that are observable. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statements of financial positions.

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

We assess the likelihood that we will be able to recover our deferred tax assets. In doing so, we consider all available evidence, both positive and negative, including our historical levels of income and losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. At December 31, 2021, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2021 and 2020

Net Product Sales

For the year ended December 31, 2021, net product sales were $86.3 million, compared to $88.6 million for the same period in 2020.

Net Product Sales – Oncology Care

For the year ended December 31, 2021, net product sales of CINVANTI were $73.5 million, compared to $87.8 million for the same period in 2020. The decrease in net product sales of CINVANTI for the year ended December 31, 2021 was due to the COVID-19 pandemic related reduction in cancer screening procedures resulting in fewer new patient treatment starts, as well as the lingering impact of generic arbitrage. CMS reimbursement rates for any buy-and-bill products are based on the Average Selling Price (“ASP”) of that product, including any generic products with the same J-code, plus 6%. ASP is based on a historical four-quarter rolling average calculation, which becomes effective two quarters later. This four-quarter averaging period and two-quarter lag means that when generic products first enter the market, they benefit from being able to be reimbursed at a much higher ASP relative to the actual sale price. This period of time when generic products receive higher reimbursement rates than sale price is known as “generic arbitrage,” and it can last several quarters. Generic versions of EMEND® IV (fosaprepitant) launched in September 2019 and compete with CINVANTI. Although the impact of this generic arbitrage continues to linger in certain accounts, we expect growth of net product sales for our oncology care franchise in 2022 and beyond.

For the year ended December 31, 2021, net product sales of SUSTOL were $9.9 million, compared to $0.8 million for the same period in 2020. On October 1, 2019, we made a business decision to discontinue all discounting of SUSTOL to improve the reimbursement and net selling price of the product, which resulted in significantly lower SUSTOL net product sales in 2020. In the first quarter of 2021, we reinstated the promotion and contracting of SUSTOL, resulting in higher net product sales for the year ended December 31, 2021, compared to the same period in 2020.

Net Product Sales – Acute Care

For the year ended December 31, 2021, net product sales of ZYNRELEF were $2.9 million. There was no comparable activity in 2020, as we commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

Cost of Product Sales

For the year ended December 31, 2021, cost of product sales was $46.0 million, compared to $36.2 million for the same period in 2020. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. In addition, cost of product sales for the years ended December 31, 2021 and 2020 included charges resulting from the write-off of short-dated SUSTOL inventory of $3.8 million and $0.1 million, respectively.

Prior to FDA approval, $23.6 million of costs to manufacture ZYNRELEF were recorded to research and development expense in prior periods. We began capitalizing raw materials, labor and overhead related to the manufacturing of ZYNRELEF following FDA approval in May 2021.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2021	2020
ZYNRELEF (HTX-011) related costs	$46,804	$95,496
CINVANTI-related costs	8,711	7,280
PONV-related costs	6,232	666
HTX-034-related costs	3,260	4,578
SUSTOL-related costs	1,435	2,362
Personnel costs and other expenses	44,897	43,420
Stock-based compensation expense	19,482	20,731
Total research and development expense	$130,821	$174,533

For the year ended December 31, 2021, research and development expense was $130.8 million, compared to $174.5 million for the same period in 2020. This decrease was primarily due to decreases in costs related to ZYNRELEF, HTX-034 and SUSTOL of $48.7 million, $1.3 million and $0.9 million, respectively, partially offset by increases in costs related to HTX-019 for PONV and CINVANTI of $5.6 million and $1.4 million, respectively, as well as an increase in personnel and related costs of $1.5 million.

General and Administrative Expense

For the year ended December 31, 2021, general and administrative expense was $40.2 million, compared to $42.2 million for the same period in 2020. This decrease was primarily due to a decrease in stock-based compensation expense.

Sales and Marketing Expense

For the year ended December 31, 2021, sales and marketing expense was $87.2 million, compared to $63.9 million for the same period in 2020. This increase was primarily due to an increase in costs to support the launch activities for ZYNRELEF and costs to support the ongoing commercialization of CINVANTI and SUSTOL.

Other Income (Expense), Net

For the year ended December 31, 2021, other income (expense), net was ($2.9) million, compared to $0.9 million for the same period in 2020. The decrease was primarily due to a decrease in interest income earned on our short-term investments and an increase in interest expense on our convertible notes payable.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $1.6 billion as of December 31, 2021. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $157.6 million, compared to $208.5 million as of December 31, 2020. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the SEC. Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Our net loss for the year ended December 31, 2021 was $220.7 million, or $2.24 per share, compared to a net loss of $227.3 million, or $2.50 per share, for the same period in 2020.

Our net cash used for operating activities for the year ended December 31, 2021 was $203.4 million, compared to $184.8 million for the same period in 2020. The increase in net cash used for operating activities was primarily due to changes in working capital associated with the ongoing commercialization of CINVANTI and ZYNRELEF.

Our net cash provided by investing activities for the year ended December 31, 2021 was $32.7 million, compared to $209.0 million for the same period in 2020. The decrease in cash provided by investing activities was primarily due to a decrease in net maturities of short-term investments of $35.7 million for the year ended December 31, 2021, compared to net purchases of short-term investments of $215.8 million for the year ended December 31, 2020.

Our net cash provided by financing activities for the year ended December 31, 2021 was $156.0 million, compared to $9.1 million for the same period in 2020. The increase in cash provided by financing activities was due primarily to net proceeds received from a convertible note financing of $149.0 million for the year ended December 31, 2021.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Material Cash Requirements

As of December 31, 2021, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California, which is anticipated to be delivered to the subtenant on or before May 1, 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. As of December 31, 2021, we had total operating lease obligations of $12.0 million, with $2.9 million due in one year and $9.1 million due within two to five years.

At December 31, 2021, capital expenditures consisted of non-cancellable commitments for equipment related to scale-up activities at our third-party manufacturers. Total capital expenditures of $2.1 million were not included in our consolidated financial statements for the year ended December 31, 2021 and are due within one year. We intend to use our current financial resources to fund our commitments under the capital expenditure obligations.

At December 31, 2021, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our Products. Total purchase obligations of $98.7 million were not included in our consolidated financial statements for the year ended December 31, 2021 and are due within one to two years. We intend to use our current financial resources to fund our commitments under these purchase obligations.

As of December 31, 2021, $150.0 million aggregate principal amount of the convertible notes were outstanding (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2021 and 2020. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. Our debt obligations on our Convertible Notes carry a fixed interest rate and, as a result, we are not exposed to interest rate risk on our convertible debt. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REport of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Heron Therapeutics, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Heron Therapeutics, Inc. (the "Company") and subsidiaries as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

The consolidated financial statements of the Company as of and for each of the two years in the period ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on February 24, 2021.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Revenues from Contracts with Customers

Description of the Matter—Product Returns

As discussed in Note 5 to the consolidated financial statements, the Company earns its revenue through the sale of its products, CINVANTI, SUSTOL, and ZYNRELEF to specialty distributors. Such revenue totaled $86.3 million for the year ended December 31, 2021. The amount of revenue recognized is net of product sales allowances for product returns, distributor fees, group purchase organization fees, discounts and rebates, and Medicare rebates, which totaled $159.7 million for the year ended December 31, 2021. The allowances are recorded in the same period that the related revenue is recognized and create variability for the consideration that the Company expects to receive. Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of product returns.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2006.

San Francisco, California

February 28, 2022

PCAOB ID Number 100

REport of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Heron Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Heron Therapeutics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ OUM & CO. LLP

We served as the Company's auditor since 2006.

San Francisco, California

February 24, 2021

PCAOB ID Number 252

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$90,541	$105,138
Short-term investments	67,039	103,353
Accounts receivable, net	35,499	41,850
Inventory	48,382	41,905
Prepaid expenses and other current assets	12,962	21,950
Total current assets	254,423	314,196
Property and equipment, net	23,734	22,737
Right-of-use lease assets	9,829	16,277
Other assets	17,720	346
Total assets	$305,706	$353,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,803	$525
Accrued clinical and manufacturing liabilities	23,716	49,962
Accrued payroll and employee liabilities	15,263	13,597
Other accrued liabilities	25,859	28,369
Current lease liabilities	2,417	2,997
Convertible notes payable to related parties, net of discount	—	7,053
Total current liabilities	71,058	102,503
Non-current lease liabilities	7,996	14,561
Non-current convertible notes payable, net	149,082	—
Total liabilities	228,136	117,064
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,500 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value: 150,000 shares authorized; 102,005 and 91,310 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,020	913
Additional paid-in capital	1,689,987	1,628,070
Accumulated other comprehensive income (loss)	(6)	257
Accumulated deficit	(1,613,431)	(1,392,748)
Total stockholders’ equity	77,570	236,492
Total liabilities and stockholders’ equity	$305,706	$353,556

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019

Revenues:
Net product sales	$86,346	$88,638	$145,968
Operating expenses:
Cost of product sales	46,021	36,189	61,619
Research and development	130,821	174,533	167,382
General and administrative	40,153	42,226	37,897
Sales and marketing	87,179	63,853	89,764
Total operating expenses	304,174	316,801	356,662
Loss from operations	(217,828)	(228,163)	(210,694)
Other income (expense), net:
Interest income	433	3,633	7,259
Interest expense	(2,410)	(1,901)	(1,472)
Other income (expense)	(878)	(847)	158
Total other income (expense), net	(2,855)	885	5,945
Net loss	(220,683)	(227,278)	(204,749)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(263)	172	172
Comprehensive loss	$(220,946)	$(227,106)	$(204,577)
Basic and diluted net loss per share	$(2.24)	$(2.50)	$(2.50)
Shares used in computing basic and diluted net loss per share	98,471	90,774	81,779

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	78,174	$782	$1,330,186	$(87)	$(960,721)	$370,160
Issuance of common stock in public offerings, net	9,857	99	162,052	—	—	162,151
Conversion benefit included in Convertible Notes issued	—	—	416	—	—	416
Issuance of common stock under Employee Stock Purchase Plan	126	1	2,108	—	—	2,109
Issuance of common stock under equity incentive plan	1,983	20	22,144	—	—	22,164
Issuance of common stock on exercise of warrants	132	1	—	—	—	1
Issuance of common stock on conversion of Convertible Notes	32	—	—	—	—	—
Stock-based compensation expense	—	—	51,411	—	—	51,411
Net loss	—	—	—	—	(204,749)	(204,749)
Net unrealized gain on short-term investments	—	—	—	172	—	172
Comprehensive loss	—	—	—	—	—	(204,577)
Balance, December 31, 2019	90,304	$903	$1,568,317	$85	$(1,165,470)	$403,835
Conversion benefit included in Convertible Notes issued	—	—	440	—	—	440
Issuance of common stock under Employee Stock Purchase Plan	194	2	2,315	—	—	2,317
Issuance of common stock under equity incentive plan	545	5	6,754	—	—	6,759
Issuance of common stock on exercise of warrants	267	3	—	—	—	3
Issuance of common stock on conversion of Convertible Notes	—	—	26	—	—	26
Stock-based compensation expense	—	—	50,218	—	—	50,218
Net loss	—	—	—	—	(227,278)	(227,278)
Net unrealized gain on short-term investments	—	—	—	172	—	172
Comprehensive loss	—	—	—	—	—	(227,106)
Balance, December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	230	—	—	230
Issuance of common stock under Employee Stock Purchase Plan	175	2	2,137	—	—	2,139
Issuance of common stock under equity incentive plan	476	5	4,921	—	—	4,926
Issuance of common stock on exercise of warrants	195	2	(2)	—	—	—
Issuance of common stock on conversion of Convertible Notes	9,849	98	7,780	—	—	7,878
Stock-based compensation expense	—	—	46,851	—	—	46,851
Net loss	—	—	—	—	(220,683)	(220,683)
Net unrealized loss on short-term investments	—	—	—	(263)	—	(263)
Comprehensive loss	—	—	—	—	—	(220,946)
Balance, December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(220,683)	$(227,278)	$(204,749)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	46,851	50,218	51,411
Depreciation and amortization	3,021	2,847	2,044
Amortization of debt discount	785	1,429	1,050
Amortization of debt issuance costs	119	—	—
Amortization of premium (accretion of discount) on short-term investments	332	125	(3,730)
Realized gain on available-for-sale investments	—	—	(8)
Impairment of property and equipment	478	847	107
Loss on disposal of property and equipment	822	—	62
Change in operating assets and liabilities:
Accounts receivable	6,351	(1,971)	24,773
Inventory	(6,477)	(16,937)	14,064
Prepaid expenses and other assets	(8,386)	1,295	(12,052)
Accounts payable	3,278	(2,233)	(14,105)
Accrued clinical and manufacturing liabilities	(26,246)	15,348	10,144
Accrued payroll and employee liabilities	1,666	(1,651)	1,851
Other accrued liabilities	(5,265)	(6,859)	4,558
Net cash used for operating activities	(203,354)	(184,820)	(124,580)
Investing activities:
Purchases of short-term investments	(129,221)	(134,007)	(477,035)
Maturities and sales of short-term investments	164,940	349,775	462,406
Purchases of property and equipment	(3,022)	(6,813)	(7,154)
Proceeds from the sale of property and equipment	32	—	—
Net cash provided by (used for) investing activities	32,729	208,955	(21,783)
Financing activities:
Net proceeds from sale of common stock	—	—	162,151
Net proceeds from convertible notes financing	148,963	—	—
Proceeds from purchases under the Employee Stock Purchase Plan	2,139	2,317	2,109
Proceeds from stock issued under the equity incentive plan	4,926	6,759	22,164
Proceeds from conversion of convertible notes payable	—	26	—
Proceeds from warrant exercises	—	3	1
Net cash provided by financing activities	156,028	9,105	186,425
Net increase (decrease) in cash and cash equivalents	(14,597)	33,240	40,062
Cash and cash equivalents at beginning of year	105,138	71,898	31,836
Cash and cash equivalents at end of year	$90,541	$105,138	$71,898
Supplemental disclosure of cash flow information:
Interest paid	$1,244	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting. ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the U.S. and 31 European countries for the management of postoperative pain. Within our acute care franchise, we are also developing HTX-019, an investigational agent for the prevention of postoperative nausea and vomiting and HTX-034, an investigational agent, our next-generation product candidate for the management of postoperative pain.

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $1.6 billion as of December 31, 2021. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $157.6 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”). Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value (see Note 3). Our convertible notes outstanding at December 31, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

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

CINVANTI, SUSTOL and ZYNRELEF (collectively, our “Products”) are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell to healthcare providers and hospitals, the end users of our Products.

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Year Ended December 31, 2021	As of December 31, 2021
Customer A	44.7%	50.2%
Customer B	34.9%	33.8%
Customer C	19.2%	15.3%
Total	98.8%	99.3%

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

We offered extended payment terms to our Customers in connection with our product launches of CINVANTI and ZYNRELEF in January 2018 and July 2021, respectively. In addition, we offered extended payment terms to our Customers in January 2021 when we reinstated the promotion and contracting of SUSTOL. These extended payment terms were offered in anticipation of the timing of reimbursement by government and commercial payers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of December 31, 2021, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

As of December 31, 2021 and 2020, we determined that an allowance for doubtful accounts was not required. For the years ended December 31, 2021 and 2020, we did not write-off any accounts receivable balances.

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

Leases

We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months are recorded as lease liabilities with corresponding right-of-use (“ROU”) lease assets on the consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for separately.

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Because we have incurred a net loss for all periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2021	2020	2019
Stock options outstanding	18,944	18,912	16,665
Restricted stock units outstanding	2,803	603	—
Warrants outstanding	—	220	508
Shares of common stock underlying convertible notes outstanding	9,819	9,510	8,960

Recent Accounting Pronouncements

Adopted in 2021

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. Adoption of ASU 2019-12 requires certain changes to be made prospectively and other changes to be made retrospectively. In the first quarter of 2021, we adopted the provisions of ASU 2019-12, which did not have a material impact on our results of operations, cash flows, financial condition, internal controls or related disclosures.

Adopted in 2022

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. ASU 2020-06 also amends and simplifies the calculation of earnings per share relating to convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The provisions of ASU 2020-06 allow for either a modified retrospective or a full retrospective adoption approach. In the first quarter of 2022, we adopted the provisions of ASU 2020-06 using the modified retrospective approach, which did not have a material impact on our results of operations, cash flows, financial condition and related disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of these such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$86,043	$86,043	$—	$—
U.S. corporate debt securities	15,006	—	15,006	—
Foreign corporate debt securities	10,548	—	10,548	—
U.S. commercial paper	10,496	—	10,496	—
Foreign commercial paper	35,487	—	35,487	—
Total	$157,580	$86,043	$71,537	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$49,149	$49,149	$—	$—
U.S. treasury bills and government agency obligations	20,276	20,276	—	—
U.S. corporate debt securities	11,547	—	11,547	—
Foreign corporate debt securities	15,557	—	15,557	—
U.S. commercial paper	27,996	—	27,996	—
Foreign commercial paper	83,966	—	83,966	—
Total	$208,491	$69,425	$139,066	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2021, cash equivalents included $4.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $67.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2020, cash equivalents included $55.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $103.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2021 and 2020 are included in cash and cash equivalents on the consolidated balance sheets.

4.	Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt	$15,009	$—	$(3)	$15,006
Foreign corporate debt	10,551	—	(3)	10,548
U.S. commercial paper	5,998	—	—	5,998
Foreign commercial paper	35,487	—	—	35,487
Total	$67,045	$—	$(6)	$67,039

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$20,110	$166	$—	$20,276
U.S. corporate debt securities	11,505	42	—	11,547
Foreign corporate debt securities	15,508	49	—	15,557
U.S. commercial paper	13,997	—	—	13,997
Foreign commercial paper	41,976	—	—	41,976
Total	$103,096	$257	$—	$103,353

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2021 and 2020.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the year ended December 31, 2021, we recorded $0.3 million in net unrealized losses associated with our short-term investments. For both years ended December 31, 2020 and 2019, we recorded $0.2 million in net unrealized gains associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the years ended December 31, 2021 and 2020. We recognized $8,000 in realized gains during the year ended December 31, 2019.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$21,193	$18,994
Work in process	20,935	6,847
Finished goods	6,254	16,064
Total inventory	$48,382	$41,905

As of December 31, 2021, total inventory included $23.6 million related to ZYNRELEF, $23.1 million related to CINVANTI, and $1.7 million related to SUSTOL. As of December 31, 2020, total inventory included $37.8 million related to CINVANTI and $4.1 million related to SUSTOL. In addition, cost of product sales for the years ended December 31, 2021 and 2020 included charges of $3.8 million and $0.1 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$28,048	$19,461
Prepaid insurance	2,135	2,155
Deposits	254	346
Interest receivable	245	334
Total prepaid expenses and other assets	$30,682	$22,296

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Scientific equipment	$33,403	$29,135
Leasehold improvements	610	878
Computer equipment and software	1,497	1,461
Furniture, fixtures and office equipment	1,467	2,135
Property and equipment, gross	36,977	33,609
Less: accumulated depreciation and amortization	(13,243)	(10,872)
Property and equipment, net	$23,734	$22,737

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $3.0 million, $2.8 million and $2.0 million, respectively. As of December 31, 2021 and 2020, $15.9 million and $14.1 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued employee salaries and benefits	$1,784	$1,691
Accrued bonuses	9,439	8,479
Accrued vacation	4,040	3,427
Total accrued payroll and employee liabilities	$15,263	$13,597

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued product sales allowances	$22,560	$24,571
Accrued consulting and professional fees	2,666	3,450
Accrued accounts payable	70	104
Other accrued liabilities	563	244
Total other accrued liabilities	$25,859	$28,369

5.	Revenue Recognition

The following table provides disaggregated net product sales (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
CINVANTI net product sales	$73,507	$87,815	$132,162
SUSTOL net product sales	9,915	823	13,806
ZYNRELEF net product sales	2,924	—	—
Total net product sales	$86,346	$88,638	$145,968

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

			Discounts,
			Rebates and
	Product	Distributor	Administrative
	Returns	Fees	Fees	Total
Balance at December 31, 2020	$2,704	$3,930	$17,937	$24,571
Provision	364	18,046	141,262	159,672
Payments/credits	(489)	(18,510)	(142,684)	(161,683)
Balance at December 31, 2021	$2,579	$3,466	$16,515	$22,560

6.	Commitments and Contingencies

Leases

During 2021, we had an operating lease for 73,328 square feet of laboratory and office space in San Diego, California. In October 2021, we entered into a lease amendment to reduce the amount of laboratory and office space in San Diego, California by 21,180 square feet. The corresponding reduction of leased space was effective November 1, 2021. In addition, in October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California, which is anticipated to be delivered to the subtenant on or before May 1, 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space.

As of December 31, 2021, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. As a result of the sublease agreement, our one 5-year option to renew the lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the year ended December 31, 2021, we paid $3.8 million for our operating lease.

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

Annual future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Year ended December 31:
2022	$2,885
2023	2,970
2024	3,030
2025	3,097
2026	—
Thereafter	—
Total future minimum lease payments	11,982
Less: discount	(1,569)
Total lease liabilities	$10,413

Rent expense under all operating leases totaled $3.7 million, $3.9 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Purchase Obligations

At December 31, 2021, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our commercial products. Total purchase obligations of $98.7 million were not included in our consolidated financial statements for the year ended December 31, 2021 and are due within one to two years.
7.	Reorganization

October 2021

In October 2021, we implemented a restructuring plan under which we provided or will provide employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option modifications.

The total expense for these activities is $1.6 million, $1.5 million of which is primarily for severance and $0.1 million of which is for non-cash, stock-based compensation expense related to stock option modifications, which was recognized in the fourth quarter of 2021. As of December 31, 2021, we had paid $1.3 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

October 2020

In October 2020, we implemented changes to our organizational structure. In connection with the reorganization, we provided employees one-time severance payments upon termination, continued benefits for a specified period of time, outplacement services and certain stock option modifications.

The total expense for these activities was $5.6 million, $2.5 million of which is primarily for severance and $3.1 million of which is for non-cash, stock-based compensation expense. For the year ended December 31, 2020, total expenses were $5.6 million, with $1.2 million in research and development expense, $3.7 million in general and administrative expense and $0.7 million in sales and marketing expense. As of December 31, 2021, we had paid $2.5 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

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

The Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Notes do contain embedded features indexed to our own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the Notes were recorded as a liability on the consolidated balance sheets.

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the year ended December 31, 2021, interest expense related to the Notes was $1.4 million, which included $1.3 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs. As of December 31, 2021, the carrying value of the Notes was $149.1 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.9 million.

Convertible Notes

In April 2011, we entered into a securities purchase agreement for a private placement of up to $4.5 million in Senior Secured Convertible Notes (“Convertible Notes”) with certain investors, including Tang Capital Partners, LP (“TCP”). TCP is controlled by Tang Capital Management, LLC (“TCM”). The manager of TCM is Kevin Tang, who served as a director at the time. At the time of issuance, the terms of the Convertible Notes were determined by our independent directors to be no less favorable than terms that would be obtained in an arm’s length financing transaction. We received a total of $4.3 million, net of issuance costs, from the issuance of these Convertible Notes.

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

The Convertible Notes contain an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we began amortizing the resultant debt discount over the respective 10-year term of the Convertible Notes. During the year ended December 31, 2021, accrued interest of $0.2 million was paid-in-kind and rolled into the Convertible Note principal balance, which resulted in an additional debt discount of $0.2 million. For the years ended December 31, 2021, 2020 and 2019, interest expense relating to the stated rate was $0.2 million, $0.4 million and $0.4 million, respectively, and interest expense relating to the amortization of the debt discount was $0.8 million, $1.4 million and $1.1 million, respectively.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.
9.	Stockholders’ Equity

2019 Common Stock Offering

In October 2019, we sold 9.9 million shares of our common stock at a public offering price of $17.50 per share. We received total net cash proceeds of $162.2 million (net of $10.3 million in issuance costs) from the sale of the common stock.

Public Offering Warrants

In June 2014, as a component of our public offering, we sold 600,000 pre-funded warrants to purchase shares of our common stock. The pre-funded warrants have an exercise price of $0.01 per share and expire on June 30, 2021. During the year ended December 31, 2019, warrant holders exercised 132,130 warrants, which resulted in the issuance of 132,130 shares for net cash proceeds of $1,321. During the year ended December 31, 2020, warrant holders exercised 267,870 warrants, which resulted in the issuance of 267,870 shares for net cash proceeds of $2,679. In April 2021, warrant holders exercised 195,574 warrants using the cashless exercise provision, which resulted in the issuance of 195,461 shares and no cash proceeds. As of December 31, 2021, no warrants from the June 2014 public offering remain outstanding.

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2021 were as follows:

Number of
Shares
Stock options outstanding	18,944
Restricted stock units outstanding	2,803
Stock options available for grant	869
Employee Stock Purchase Plan	201
Shares of common stock underlying convertible notes outstanding (see Note 8)	9,819
Total shares reserved for future issuance	32,636

10.	Equity Incentive Plans

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”) at which time a maximum of 10,000 shares of common stock were available for issuance. In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019 and June 2021, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000, 200,000, 300,000 and 200,000 shares, respectively, for a total of 975,000 shares reserved at December 31, 2021. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 6 months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 175,228, 193,841, and 125,727 shares in 2021, 2020 and 2019, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2021, 2020 and 2019 was $12.21, $11.95 and $16.77, respectively. As of December 31, 2021, 773,978 shares of common stock have been issued under the ESPP and 201,022 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Amended and Restated Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019 and June 2021, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000, 5,000,000, 7,000,000 and 2,000,000 shares of common stock, respectively, resulting in an aggregate of 27,800,000 shares of common stock authorized for issuance as of December 31, 2021. At December 31, 2021, there were 868,880 shares available for future grant under the 2007 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

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

The following table summarizes the stock option plan activity:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2020	18,912,529	$19.59
Granted	2,053,980	$12.39
Exercised	(369,978)	$15.29
Cancelled	(1,652,594)	$21.69
Balance at December 31, 2021	18,943,937	$18.71

	Outstanding RSUs
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2020	602,741	$15.84
Granted	2,448,957	$10.86
Released	(154,487)	$15.98
Forfeited	(94,018)	$15.07
Balance at December 31, 2021	2,803,193	$11.51

For the year ended December 31, 2021, equity awards cancelled (included in options outstanding) consisted of 806,244 options forfeited with a weighted-average exercise price of $20.51 and 846,350 options expired with a weighted-average exercise price of $22.81.

As of December 31, 2021, options exercisable have a weighted-average remaining contractual term of 6.6 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2021 and 2020 was $0.7 million and $3.2 million, respectively. As of December 31, 2021 and 2020, the total intrinsic value of options outstanding and exercisable was $1.7 million and $69.1 million, respectively.

	Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Exercisable at end of year	12,243,887	$19.13	10,237,202	$18.74	7,436,379	$17.02
Options vested or expected to vest	18,416,243	$18.77	18,179,553	$19.58	15,962,432	$20.31

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2021 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Outstanding	Range of	Contractual	Exercise	Options	Options
Options	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable
2,697,794	$7.20–$10.55	5.28	$9.09	1,598,055	$8.17
2,266,285	$10.64–$15.15	5.84	13.40	1,663,593	13.39
3,307,235	$15.22-$15.72	8.54	15.71	1,035,174	15.70
2,824,254	$15.75–$18.18	5.73	16.94	2,518,197	16.91
3,045,374	$18.26–$24.97	6.56	23.04	2,276,351	23.17
3,102,637	$25.02	7.76	25.02	1,619,032	25.02
1,700,358	$25.06–$39.00	5.23	30.53	1,533,485	30.52
18,943,937		6.59	18.71	12,243,887	19.13

On December 31, 2021, we had reserved 21,747,130 shares of common stock for future issuance on exercise of outstanding options and vesting of outstanding restricted stock units granted under the 2007 Plan, as well as the non-plan grants.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2021	2020	2019
Research and development	$19,482	$20,731	$19,202
General and administrative	11,816	15,601	13,564
Sales and marketing	15,553	13,886	18,645
Total stock-based compensation expense	$46,851	$50,218	$51,411

As of December 31, 2021, there was $99.7 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.8 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2021	2020	2019
Risk-free interest rate	1.1%	0.5%	1.8%
Dividend yield	—%	—%	—%
Volatility	62.6%	69.4%	66.5%
Expected life (years)	6	6	6

ESPP:

	December 31,
	2021	2020	2019
Risk-free interest rate	0.1%	0.1%	1.9%
Dividend yield	—%	—%	—%
Volatility	46.9%	67.7%	52.1%
Expected life (months)	6	6	6

The weighted-average fair value of options granted was $7.10, $9.76 and $14.70 for the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted-average fair value of shares purchased through the ESPP was $3.64, $5.18 and $5.94 for the years ended December 31, 2021, 2020 and 2019, respectively.

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
11.	Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $8,700, $8,550 and $8,400 for the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2021, 2020 and 2019, we contributed $1.3 million, $1.1 million and $1.0 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

12.	Income Taxes

For the years ended December 31, 2021, 2020 and 2019, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2021	2020	2019
Tax at statutory federal rate	$(46,343)	$(47,728)	$(42,997)
State tax, net of federal benefit	(8,683)	(8,218)	(9,823)
Research and development credits	(4,173)	(4,327)	(4,855)
Stock-based compensation expense	4,584	4,675	2,906
Non-deductible compensation	1,970	1,455	4,720
Change in valuation allowance	51,459	53,621	49,479
Other	1,186	522	570
Provision for income taxes	$—	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$294,189	$251,971
Research and development credits	55,789	49,683
Stock-based compensation	23,342	20,211
Lease liabilities	2,564	4,330
Other	3,953	3,777
Total gross deferred tax assets	379,837	329,972
Deferred tax liabilities:
Right-of-use lease assets	(2,420)	(4,014)
Total gross deferred tax liabilities	(2,420)	(4,014)
Valuation allowance	(377,417)	(325,958)
Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2021, we had federal and state net operating loss (“NOL”) carryforwards of $1.2 billion and $743.4 million, respectively. The federal NOL carryforwards consist of $547.4 million generated before January 1, 2018, which began to expire in 2021, and $664.2 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2021, we had federal and state research and development credit carryforwards of $45.3 million and $20.4 million, respectively. The federal research and development credit carryforwards will begin to expire in 2022. The state research and development credit carryforwards will begin to expire in 2023.

Internal Revenue Code (“IRC”) Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Sections 382 and 383 limitation. State jurisdictions have similar rules. We have previously performed an analysis of IRC Sections 382 and 383 through 2018 and determined there were ownership changes in 2007, 2011 and 2013. We are currently in the process of updating our IRC Sections 382 and 383 analysis through 2021. The limitation in the federal and state NOL and research and development credit carryforwards that expire unused would reduce the deferred tax assets, which are fully offset by a valuation allowance.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2001 to 2021 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$7,406	$4,784	$2,385
Additions for tax positions of prior years	107	341	147
Additions based on tax positions related to current year	2,118	2,281	2,252
Balance at end of year	$9,631	$7,406	$4,784

Due to our valuation allowance, the $9.6 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We evaluated the impact of the CARES Act and determined that there was no material impact for the year ended December 31, 2021.

On June 29, 2020, California Assembly Bill 85 was signed into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income, and its adjusted gross income is greater than $1.0 million. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5.0 million of California tax. In 2022, California enacted Senate Bill 113, which removed the net operating loss suspension and limited use of business tax credits for 2022. Senate Bill 113 will have no income tax impact, as we continue to record a full valuation allowance against the deferred tax assets due to our cumulative tax losses.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” was enacted and signed into law to further COVID-19 economic relief and extend certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven PPP loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant. The provisions did not have a material impact on our financial statements for the year ended December 31, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (“Withum”), acquired certain assets of OUM & Co. LLP (“OUM”), the independent registered public accounting firm for Heron Therapeutics, Inc. (the “Company”) (the “Transaction”). As a result of this Transaction, on July 15, 2021, OUM resigned as the Company’s independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company’s new independent registered public accounting firm, effective July 15, 2021.

Prior to the Transaction, the Company did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on the Company’s financial statements, and Withum did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) on the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2020 and 2019, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through July 15, 2021, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.
(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2021. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. The audit report is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

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
10.7*

Executive Employment Agreement, dated May 1, 2013, by and between the Company and Barry D. Quart, Pharm.D. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as Exhibit 10-AI, filed on May 10, 2013)

10.8	Form of Non-Qualified Stock Option Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as Exhibit 10-AL, filed on August 8, 2013)
10.9*

Amendment to Executive Employment Agreement, dated May 1, 2013, as amended on April 22, 2015, by and between the Company and Dr. Barry Quart (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as Exhibit 10.1, filed on May 8, 2015)

10.10+

SUSTOL® (granisetron, extended release) Injection Commercial Manufacturing Services Agreement – Finished Final Drug Product, dated May 27, 2015, by and between the Company and Lifecore Biomedical, LLC) (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)

10.11+

Commercial Supply Agreement, dated December 8, 2015, by and between the Company and SAFC, Inc. (incorporated by reference to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2015, as Exhibit 10.36, filed on December 23, 2016)

10.12*

Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)

10.13

Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)

10.14

First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

10.15

Second Amendment to Lease, dated May 8, 2018, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as Exhibit 10.1, filed on May 10, 2018)

10.16*

Executive Employment Agreement, dated July 15, 2019, by and between the Company and John Poyhonen (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as Exhibit 10.1, filed on August 5, 2019)

10.17

Third Amendment to Lease, dated December 19, 2019, by and between the Company and ARE-SD Region No. 61, LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on December 20, 2019)

10.18

Note Purchase Agreement, dated as of May 24, 2021, by and among Heron Therapeutics, Inc. and funds affiliated with Baker Bros. Advisors, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 25, 2021)

10.19

Fourth Amendment to Lease, dated October 13, 2021, by and between the Company and ARE-SD Region No. 61, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as Exhibit 10.1, filed on November 3, 2021)

23.1	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)
23.2	Consent of Independent Registered Public Accounting Firm (OUM & CO. LLP)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Management contract or compensatory plan, contract or arrangement.
+	Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

DATE: February 28, 2022	BY:	/s/ BARRY QUART
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

Signature	Title	Date

/s/ BARRY QUART	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2022
Barry Quart, Pharm.D.

/s/ LISA PERAZA	Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)	February 28, 2022
Lisa Peraza

/s/ STEPHEN DAVIS	Director	February 28, 2022
Stephen Davis

/s/ SHARMILA DISSANAIKE	Director	February 28, 2022
Sharmila Dissanaike

/s/ CRAIG JOHNSON	Director	February 28, 2022
Craig Johnson

/s/ KIMBERLY MANHARD	Executive Vice President, Drug Development and Director	February 28, 2022
Kimberly Manhard

/s/ SUSAN RODRIGUEZ	Director	February 28, 2022
Susan Rodriguez

/s/ CHRISTIAN WAAGE	Director	February 28, 2022
Christian Waage