Form 10-Q
period 2022-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2022-05-09
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 3, 2022 was 102,479,577.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$56,911	$90,541
Short-term investments	54,999	67,039
Accounts receivable, net	41,103	35,499
Inventory	56,470	48,382
Prepaid expenses and other current assets	13,110	12,962
Total current assets	222,593	254,423
Property and equipment, net	23,858	23,734
Right-of-use lease assets	9,295	9,829
Other assets	17,977	17,720
Total assets	$273,723	$305,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,226	$3,803
Accrued clinical and manufacturing liabilities	37,277	23,716
Accrued payroll and employee liabilities	12,214	15,263
Other accrued liabilities	32,800	25,859
Current lease liabilities	2,484	2,417
Total current liabilities	93,001	71,058
Non-current lease liabilities	7,391	7,996
Non-current convertible notes payable, net	149,132	149,082
Other non-current liabilities	241	—
Total liabilities	249,765	228,136
Stockholders’ equity:
Common stock	1,021	1,020
Additional paid-in capital	1,700,264	1,689,987
Accumulated other comprehensive loss	(8)	(6)
Accumulated deficit	(1,677,319)	(1,613,431)
Total stockholders’ equity	23,958	77,570
Total liabilities and stockholders’ equity	$273,723	$305,706

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net product sales	$23,457	$20,018
Operating expenses:
Cost of product sales	11,355	9,207
Research and development	42,070	38,116
General and administrative	9,533	9,573
Sales and marketing	23,422	15,236
Total operating expenses	86,380	72,132
Loss from operations	(62,923)	(52,114)
Other expense, net	(965)	(500)
Net loss	(63,888)	(52,614)
Other comprehensive loss:
Unrealized losses on short-term investments	(2)	(136)
Comprehensive loss	$(63,890)	$(52,750)
Basic and diluted net loss per share	$(0.63)	$(0.58)
Shares used in computing basic and diluted net loss per share	102,123	91,388

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under equity incentive plan	138	1	(638)	—	—	(637)
Stock-based compensation expense	—	—	10,915	—	—	10,915
Net loss	—	—	—	—	(63,888)	(63,888)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss	—	—	—	—	—	(63,890)
Balance as of March 31, 2022	102,143	$1,021	$1,700,264	$(8)	$(1,677,319)	$23,958

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	114	—	—	114
Issuance of common stock under equity incentive plan	97	1	882	—	—	883
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	—	(52,614)	(52,614)
Net unrealized loss on short-term investments	—	—	—	(136)	—	(136)
Comprehensive loss	—	—	—	—	—	(52,750)
Balance as of March 31, 2021	91,407	$914	$1,640,552	$121	$(1,445,362)	$196,225

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(63,888)	$(52,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,915	11,486
Depreciation and amortization	721	739
Amortization of debt discount	—	502
Amortization of debt issuance costs	50	—
Amortization of premium on short-term investments	104	48
Impairment of property and equipment	47	80
Loss on disposal of property and equipment	96	—
Change in operating assets and liabilities:
Accounts receivable	(5,604)	3,325
Inventory	(8,088)	(724)
Prepaid expenses and other assets	(405)	(2,718)
Accounts payable	4,423	1,164
Accrued clinical and manufacturing liabilities	13,561	4,257
Accrued payroll and employee liabilities	(3,049)	(3,968)
Other accrued and other non-current liabilities	7,178	(3,515)
Net cash used in operating activities	(43,939)	(41,938)
Investing activities:
Purchases of short-term investments	(38,023)	(44,058)
Maturities and sales of short-term investments	49,957	40,500
Purchases of property and equipment	(1,044)	(786)
Proceeds from the sale of property and equipment	56	—
Net cash provided by (used in) investing activities	10,946	(4,344)
Financing activities:
Net proceeds from issuance of common stock under equity incentive plan	(637)	883
Net cash (used in) provided by financing activities	(637)	883
Net decrease in cash and cash equivalents	(33,630)	(45,399)
Cash and cash equivalents at beginning of year	90,541	105,138
Cash and cash equivalents at end of period	$56,911	$59,739

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF®, CINVANTI®, SUSTOL®, and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

1. Business

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing and commercializing therapeutic innovations that improve medical care. Our advanced science, patented technologies, and innovative approach to drug discovery and development have allowed us to create and commercialize a portfolio of products that aim to advance the standard of care for acute care and oncology patients.

CINVANTI (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL (granisetron) extended-release injection (“SUSTOL”) are both approved in the United States (“U.S.”) for the prevention of chemotherapy-induced nausea and vomiting. ZYNRELEF (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the U.S., 31 European countries and Canada for the management of postoperative pain. Within our acute care franchise, we are also developing HTX-019, an investigational agent for the prevention of postoperative nausea and vomiting and HTX-034, an investigational agent, our next-generation product candidate for the management of postoperative pain (collectively, our “Product Candidates”).

We have incurred significant operating losses and negative cash flows from operations, and we had an accumulated deficit of $1.7 billion as of March 31, 2022. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $111.9 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”). In order to meet our cash requirements, we may be required to obtain additional funds and if we are not able to obtain adequate funds, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which could have a material adverse effect on our business.

Our capital requirements and liquidity for the next twelve months will depend on numerous factors, including but not limited to: the degree of commercial success of our Products; the impact of competitive products; the timing and cost to manufacture our Products; the costs associated with the U.S. commercial launch of ZYNRELEF and PONV, if approved, and making ZYNRELEF commercially available outside of the U.S.; the time, cost and outcome involved in seeking a further expanded label for ZYNRELEF in the U.S., as well as other regulatory approvals; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Products and Product Candidates; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, Product Candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, which could have a material adverse effect on our business.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2022	As of March 31, 2022
Customer A	45.1%	55.4%
Customer B	35.4%	28.7%
Customer C	18.3%	14.8%
Total	98.8%	98.9%

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

We offered extended payment terms to our Customers in connection with our product launches of CINVANTI and ZYNRELEF in January 2018 and July 2021, respectively. In addition, we offered extended payment terms to our Customers in January 2021 when we reinstated the promotion and contracting of SUSTOL. These extended payment terms were offered in anticipation of the timing of reimbursement by government and commercial payers. Effective January 2019, we shortened payment terms to our CINVANTI Customers. As of March 31, 2022, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables. As of March 31, 2022, extended payment terms given to our Customers were evaluated in accordance with GAAP and did not impact the collectability of accounts receivables.

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

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Changes in product sales allowance estimates could materially affect our results of operations and financial position

Net product sales for the three months ended March 31, 2022 were $23.5 million, compared to $20.0 million for the same period in 2021. For the three months ended March 31, 2022, net products sales of CINVANTI were $20.3 million, compared to $18.5 million for the same period in 2021. For the three months ended March 31, 2022, net product sales of SUSTOL were $2.1 million, compared to $1.5 million for the same period in 2021. For the three months ended March 31, 2022, net product sales of ZYNRELEF were $1.1 million. There was no comparable activity in the first quarter of 2021, as we commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2021	$2,579	$3,466	$16,515	$22,560
Provision	563	4,718	36,412	41,693
Payments/credits	(389)	(4,493)	(32,979)	(37,861)
Balance at March 31, 2022	$2,753	$3,691	$19,948	$26,392

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

Because we have incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2022	2021
Stock options outstanding	18,705	18,795
Restricted stock units outstanding	2,530	570
Warrants outstanding	—	220
Shares of common stock underlying convertible notes outstanding	9,819	9,653

Recent Accounting Pronouncements

Adopted in 2022

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. ASU 2020-06 also amends and simplifies the calculation of earnings per share relating to convertible instruments. In the first quarter of 2022, we adopted the provisions of ASU 2020-06 using the modified retrospective approach, which did not have a material impact on our results of operations, cash flows, financial condition and related disclosures (see Note 9 for further details).

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$36,913	$36,913	$—	$—
U.S. treasury bills and government agency obligations	50,007	50,007	—	—
U.S. corporate debt securities	3,500	—	3,500	—
Foreign commercial paper	21,490	—	21,490	—
Total	$111,910	$86,920	$24,990	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$86,043	$86,043	$—	$—
U.S. corporate debt securities	15,006	—	15,006	—
Foreign corporate debt securities	10,548	—	10,548	—
U.S. commercial paper	10,496	—	10,496	—
Foreign commercial paper	35,487	—	35,487	—
Total	$157,580	$86,043	$71,537	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of March 31, 2022, cash equivalents included $20.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $55.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2021, cash equivalents included $4.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $67.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2022 and December 31, 2021 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at March 31, 2022 and December 31, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$30,016	$—	$(7)	$30,009
U.S. corporate debt securities	3,502	—	(2)	3,500
Foreign commercial paper	21,490	—	—	21,490
Total	$55,008	$—	$(9)	$54,999

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$15,009	$—	$(3)	$15,006
Foreign corporate debt securities	10,551	—	(3)	10,548
U.S. commercial paper	5,998	—	—	5,998
Foreign commercial paper	35,487	—	—	35,487
Total	$67,045	$—	$(6)	$67,039

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2022 and 2021.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2022 and 2021.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$25,649	$21,193
Work in process	13,304	20,935
Finished goods	17,517	6,254
Total inventory	$56,470	$48,382

As of March 31, 2022, total inventory included $34.3 million related to ZYNRELEF, $20.9 million related to CINVANTI, and $1.3 million related to SUSTOL. As of December 31, 2021, total inventory included $23.6 million related to ZYNRELEF, $23.1 million related to CINVANTI, and $1.7 million related to SUSTOL.

7. Leases

As of March 31, 2022, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the three months ended March 31, 2022, we recognized $0.7 million of operating lease expense and we paid $0.7 million for our operating lease.

Annual future minimum lease payments as of March 31, 2022 are as follows (in thousands):

2022	$2,168
2023	2,970
2024	3,030
2025	3,097
Total future minimum lease payments	$11,265
Less: discount	(1,390)
Total lease liabilities	$9,875

8. Reorganization

In October 2021, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option modifications.

The total expense for these activities was $1.4 million, $1.3 million of which was primarily for severance and $0.1 million of which was for non-cash, stock-based compensation expense related to stock option modifications, which was recognized in the fourth quarter of 2021. As of March 31, 2022, we have paid $1.3 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended March 31, 2022, interest expense related to the Notes was $613,000, which included $563,000 related to the stated interest rate and $50,000 related to the amortization of debt issuance costs. As of March 31, 2022, the carrying value of the Notes was $149.1 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.9 million.

Senior Secured Convertible Notes

In April 2011, we entered into a securities purchase agreement for a private placement of up to $4.5 million in Senior Secured Convertible Notes (“Convertible Notes”) with certain investors, including Tang Capital Partners, LP. We received a total of $4.3 million, net of issuance costs, from the issuance of these Convertible Notes. The Convertible Notes bore interest at 6% per annum, payable quarterly in cash or in additional principal amount of Convertible Notes, at the election of the purchasers. The Convertible Notes matured on May 2, 2021.

The Convertible Notes contained an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we amortized the resultant debt discount over the respective 10-year term of the Convertible Notes which ended in May 2021. For the three months ended March 31, 2021, interest expense relating to the stated rate was $0.2 million and interest expense relating to the amortization of the debt discount was $0.8 million, respectively.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	18,944	$18.71	6.59
Granted	74	$6.09
Exercised	—	$—
Expired and forfeited	(313)	$20.06
Outstanding at March 31, 2022	18,705	$18.64	6.16

The following table summarizes the restricted stock unit activity (“RSUs”) for the three months ended March 31, 2022:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,803	$11.51
Granted	17	$5.97
Released	(214)	$11.40
Expired and forfeited	(76)	$11.55
Outstanding at March 31, 2022	2,530	$11.48

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$4,563	$4,937
General and administrative	3,002	2,786
Sales and marketing	3,350	3,763
Total stock-based compensation expense	$10,915	$11,486

As of March 31, 2022, there was $85.0 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.6 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2022	2021
Risk-free interest rate	2.1%	0.7%
Dividend yield	0.0%	0.0%
Volatility	59.1%	69.4%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods for the three months ended March 31, 2022 and 2021.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2022.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022, continue to be accurate for the three months ended March 31, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “would,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•

our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), the United Kingdom, Canada and any other countries in which we receive applicable regulatory approvals, and of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) in the U.S. (collectively, our “Products”), and HTX-019 and HTX-034 (collectively, our “Product Candidates”), if approved by applicable regulatory authorities, and our positioning relative to competing products;

•

the timing of the U.S. Food and Drug Administration’s (“FDA”) review process, whether the FDA approves any future supplemental New Drug Application (“sNDA”) for ZYNRELEF to further expand the U.S. label, and our ability to capture the potential additional market opportunity for the expanded U.S. label;

•	the timing of the FDA’s review process, and whether the FDA approves the New Drug Application (“NDA”), for HTX-019 for the prevention of postoperative nausea and vomiting (“PONV”);
•

our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and our Product Candidates, if approved, or any product candidates we may develop;

•	whether study results of our Products and Product Candidates are indicative of the results in future studies;
•	the timing and results of the commercial launch of ZYNRELEF in Europe and Canada;
•	the potential regulatory approval for and commercial launch of our Product Candidates, if approved;
•	the potential market opportunities for our Products and our Product Candidates, if approved;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
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

Overview

We are a commercial-stage biotechnology company focused on improving the lives of patients by developing and commercializing therapeutic innovations that improve medical care. Our advanced science, patented technologies, and innovative approach to drug discovery and development have allowed us to create and commercialize a portfolio of products that aim to advance the standard of care for acute care and oncology patients.

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

In the fourth quarter of 2021, we received FDA approval of a manufacturing supplement to the NDA for CINVANTI to allow larger-scale manufacturing of CINVANTI. This approval will significantly reduce the cost of product sales.

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

In March 2022, CMS approved transitional pass-through status of ZYNRELEF, which will be established for three years beginning on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department setting of care.

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the EU and EEA and the United Kingdom. ZYNRELEF is indicated in Europe for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults.

Health Canada issued a Notice of Compliance to commercialize ZYNRELEF in March 2022. ZYNRELEF is indicated in Canada for instillation into the surgical wound for postoperative analgesia after bunionectomy, open inguinal herniorrhaphy, and total knee arthroplasty surgical procedures. Based on prior agreements with the FDA, Heron already has clinical studies underway, which we plan to submit to Health Canada to expand the indication statement.

As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe and Canada in late 2022.

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

Our critical accounting policies include: revenue recognition, investments, inventory, accrued clinical liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Product Sales

For the year ended March 31, 2022, net product sales were $23.5 million, compared to $20.0 million for the same period in 2021.

Net Product Sales – Oncology Care

For the three months ended March 31, 2022, net product sales of CINVANTI were $20.3 million, compared to $18.5 million for the same period in 2021. For the three months ended March 31, 2022, net product sales of SUSTOL were $2.1 million, compared to $1.5 million for the same period in 2021.

Net Product Sales – Acute Care

For the three months ended March 31, 2022, net product sales of ZYNRELEF were $1.1 million, net of $0.3 million in returns for short-dated ZYNRELEF. There was no comparable activity in the first quarter of 2021, as we commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

Cost of Product Sales

For the three months ended March 31, 2022, cost of product sales was $11.4 million, compared to $9.2 million for the same period in 2021. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs.

Prior to FDA approval, $23.6 million of costs to manufacture ZYNRELEF were recorded to research and development expense in prior periods. We began capitalizing raw materials, labor and overhead related to the manufacturing of ZYNRELEF following FDA approval in May 2021.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
ZYNRELEF (HTX-011)-related costs	$23,437	$17,557
PONV-related costs	263	2,057
HTX-034-related costs	173	1,818
CINVANTI-related costs	626	510
SUSTOL-related costs	659	360
Personnel costs and other expenses	12,349	10,877
Stock-based compensation expense	4,563	4,937
Total research and development expense	$42,070	$38,116

For the three months ended March 31, 2022, research and development expense was $42.1 million, compared to $38.1 million for the same period in 2021. The increase was primarily due to an increase in costs related to ZYNRELEF of $5.9 million due to production scale-up, validation activities and raw materials qualification. The increase was also a result of an increase in personnel and other related costs of $1.5 million, partially offset by decreases in costs related to PONV and HTX-034 of $1.8 million and $1.6 million, respectively.

General and Administrative Expense

For the three months ended March 31, 2022 and 2021, general and administrative expense remained comparable at $9.5 million and $9.6 million, respectively.

Sales and Marketing Expense

For the three months ended March 31, 2022, sales and marketing expense was $23.4 million, compared to $15.2 million for the same period in 2021. The increase was primarily due to an increase in costs to support the launch activities, including the hiring of the sales force in June 2021, for ZYNRELEF of $11.8 million, partially offset by a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL of $3.6 million.

Other Expense, Net

For the three months ended March 31, 2022, other expense, net was $1.0 million, compared to $0.5 million for the same period in 2021. The increase was primarily due to a loss on disposal of property and equipment, as well as a decrease in interest income earned on our short-term investments.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $111.9 million, compared to $157.6 million as of December 31, 2021. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. In order to meet our cash requirements, we may be required to obtain additional funds and if we are not able to obtain adequate funds, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which could have a material adverse effect on our business.

Our capital requirements and liquidity for the next twelve months will depend on numerous factors, including but not limited to: the degree of commercial success of our Products; the impact of competitive products; the timing and cost to manufacture our Products; the costs associated with the U.S. commercial launch of ZYNRELEF and PONV, if approved, and making ZYNRELEF commercially available outside of the U.S.; the time, cost and outcome involved in seeking a further expanded label for ZYNRELEF in the U.S., as well as other regulatory approvals; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Products and Product Candidates; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, Product Candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, which could have a material adverse effect on our business.

Our net loss for the three months ended March 31, 2022 was $63.9 million, or $0.63 per share, compared to a net loss of $52.6 million, or $0.58 per share, for the same period in 2021.

Our net cash used in operating activities for the three months ended March 31, 2022 was $43.9 million, compared to $41.9 million for the same period in 2021. The increase in net cash used in operating activities was primarily due to an increase in net loss partially offset by changes in working capital.

Our net cash provided by investing activities for the three months ended March 31, 2022 was $10.9 million, compared to net cash used in investing activities of $4.3 million for the same period in 2021. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $11.9 million for the three months ended March 31, 2022, compared to net purchases of $3.6 million for the same period in 2021.

Our net cash used in financing activities for the three months ended March 31, 2022 was $0.6 million, compared to net cash provided by financing activities of $0.9 million for the same period in 2021. The decrease in cash provided by financing activities was due to a decrease in proceeds from common stock issued under the equity incentive plan.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2022 and December 31, 2021. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

The success of our business is substantially dependent on our ability to commercialize our Products and our Product Candidates in the U.S. Although members of our management team have prior experience launching new drugs, ZYNRELEF, CINVANTI and SUSTOL are the first three products that we have launched and, if our Product Candidates are approved in the U.S., they would be the fourth and fifth products that we launch in the U.S., respectively. ZYNRELEF, approved for commercial sale in the U.S., Canada, EU, the other countries in the EEA, and the United Kingdom, would be our first Product to be made commercially available in Canada or Europe.

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

We have established an internal commercial organization for the sale, marketing and distribution of our Products and our Product Candidates in the U.S. In order to successfully commercialize ZYNRELEF in Canada or Europe, and any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products, our Product Candidates or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

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

In 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business.

In November 2020, the Office of the Inspector General of HHS issued a Final Rule eliminating the Anti-Kickback Statute safe harbor that shields rebates to Medicare Part D plans and pharmacy benefit managers (“PBMs”). In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023. Since then, Congress has delayed the effective date of the Final Rule until January 1, 2026 and is considering legislation that would negate the Final Rule. As a result, it is unclear whether or how the Final Rule will impact our business.

As evidenced by proposals and initiatives such as these, low prices of our Products or our Product Candidates in foreign jurisdictions may have a negative impact on the prices of our Products or our Product Candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published a final rule establishing a legal framework for the importation of certain prescription drugs from Canada with the stated purpose of achieving a significant reduction in the cost of covered products to the American consumer while posing no additional risk to the public’s health and safety (the “Importation Rule”). A pharmaceutical industry association and other entities challenged the rule in court before its November 30, 2020 effective date, and that lawsuit remains pending. Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or Product Candidates that are also approved in Canada, including ZYNRELEF, and potentially have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products, our Product Candidates or any other products we may develop for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Under agreements with any collaborators we may work with in the future, we may rely significantly on them to, among other activities:

•	fund or perform research and development activities with us or independently;

•	diligently pursue regulatory approvals in certain territories;

•	pay us fees on the achievement of milestones; and

•	market for or with us any commercial products that result from our collaborations.

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

Natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages, could disrupt our investigational drug candidate development and approved drug commercialization efforts or have other negative consequences on our business and adversely affect results.

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

Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity prices. The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the conflict, and it is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Any such instability or disruption may have adverse consequences on us or the third parties on whom we rely, including as a result of a general downturn in global economic conditions, deterioration in the credit or equity markets, or more direct impacts on operational matters. This conflict may also give rise to or amplify the other risks described herein including risks relating to cybersecurity, global economic conditions, clinical trials and supply chains, which could adversely affect our business, operations and financial condition and results.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.7 billion through March 31, 2022. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $111.9 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings. Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

In 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business.

In November 2020, the Office of the Inspector General of HHS issued a Final Rule eliminating the Anti-Kickback Statute safe harbor that shields rebates to Medicare Part D plans and pharmacy benefit managers (“PBMs”). In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023. Since then, Congress has delayed the effective date of the Final Rule until January 1, 2026 and is considering legislation that would negate the Final Rule. As a result, it is unclear whether or how the Final Rule will impact our business.

As evidenced by proposals and initiatives such as these, low prices of our Products and Product Candidates in foreign jurisdictions may have a negative impact on the prices of our Products and Product Candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published the Importation Rule. A pharmaceutical industry association and other entities challenged the rule in court before its November 30, 2020 effective date, and that lawsuit remains pending. Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or Product Candidates that are also approved in Canada, including ZYNRELEF, and potentially have other negative impacts on our business. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products and our Product Candidates, once approved for marketing. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of March 31, 2022, we had a total of 33 issued U.S. patents and an additional 105 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 14 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March

2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to April 2035. HTX-019 is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 11 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Heron Therapeutics, Inc.

Date: May 9, 2022	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)