Form 10-Q
period 2022-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2022-08-09
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2022 was 102,632,160.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$48,609	$90,541
Short-term investments	34,929	67,039
Accounts receivable, net	40,303	35,499
Inventory	61,318	48,382
Prepaid expenses and other current assets	9,050	12,962
Total current assets	194,209	254,423
Property and equipment, net	23,468	23,734
Right-of-use lease assets	8,754	9,829
Other assets	17,534	17,720
Total assets	$243,965	$305,706
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,804	$3,803
Accrued clinical and manufacturing liabilities	43,670	23,716
Accrued payroll and employee liabilities	16,323	15,263
Other accrued liabilities	33,152	25,859
Current lease liabilities	2,549	2,417
Total current liabilities	109,498	71,058
Non-current lease liabilities	6,780	7,996
Non-current convertible notes payable, net	149,182	149,082
Other non-current liabilities	241	—
Total liabilities	265,701	228,136
Stockholders’ equity (deficit):
Common stock	1,025	1,020
Additional paid-in capital	1,710,928	1,689,987
Accumulated other comprehensive loss	(11)	(6)
Accumulated deficit	(1,733,678)	(1,613,431)
Total stockholders’ equity (deficit)	(21,736)	77,570
Total liabilities and stockholders’ equity (deficit)	$243,965	$305,706

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net product sales	$27,630	$22,443	$51,087	$42,461
Operating expenses:
Cost of product sales	16,175	14,522	27,530	23,729
Research and development	28,834	35,233	70,904	73,349
General and administrative	9,181	10,907	18,714	20,480
Sales and marketing	22,938	22,250	46,360	37,486
Total operating expenses	77,128	82,912	163,508	155,044
Loss from operations	(49,498)	(60,469)	(112,421)	(112,583)
Other expense, net	(6,861)	(546)	(7,826)	(1,046)
Net loss	(56,359)	(61,015)	(120,247)	(113,629)
Other comprehensive loss:
Unrealized losses on short-term investments	(3)	(80)	(5)	(216)
Comprehensive loss	$(56,362)	$(61,095)	$(120,252)	$(113,845)
Basic and diluted net loss per share	$(0.55)	$(0.62)	$(1.18)	$(1.20)
Shares used in computing basic and diluted net loss per share	102,405	98,459	102,265	94,943

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under equity incentive plan	138	1	(638)	—	—	(637)
Stock-based compensation expense	—	—	10,915	—	—	10,915
Net loss	—	—	—	—	(63,888)	(63,888)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss	—	—	—	—	—	(63,890)
Balance as of March 31, 2022	102,143	1,021	1,700,264	(8)	(1,677,319)	23,958
Issuance of common stock under equity incentive plan	154	2	(459)	—	—	(457)
Issuance of common stock on under the employee stock purchase plan	201	2	770	—	—	772
Stock-based compensation expense	—	—	10,353	—	—	10,353
Net loss	—	—	—	—	(56,359)	(56,359)
Net unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Comprehensive loss	—	—	—	—	—	(56,362)
Balance as of June 30, 2022	102,498	$1,025	$1,710,928	$(11)	$(1,733,678)	$(21,736)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	114	—	—	114
Issuance of common stock under equity incentive plan	97	1	882	—	—	883
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	—	(52,614)	(52,614)
Net unrealized loss on short-term investments	—	—	—	(136)	—	(136)
Comprehensive loss	—	—	—	—	—	(52,750)
Balance as of March 31, 2021	91,407	914	1,640,552	121	(1,445,362)	196,225
Conversion benefit included in Convertible Notes issued	—	—	116	—	—	116
Issuance of common stock under equity incentive plan	313	4	4,214	—	—	4,218
Issuance of common stock under the employee stock purchase plan	110	1	1,528	—	—	1,529
Issuance of common stock on exercise of warrants	195	2	(2)	—	—	—
Issuance of common stock on conversion of notes	9,849	98	7,780	—	—	7,878
Stock-based compensation expense	—	—	11,241	—	—	11,241
Net loss	—	—	—	—	(61,015)	(61,015)
Net unrealized loss on short-term investments	—	—	—	(80)	—	(80)
Comprehensive loss	—	—	—	—	—	(61,095)
Balance as of June 30, 2021	101,874	$1,019	$1,665,429	$41	$(1,506,377)	$160,112

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(120,247)	$(113,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,268	22,727
Depreciation and amortization	1,392	1,473
Amortization of debt discount	—	785
Amortization of debt issuance costs	100	—
Amortization of premium on short-term investments	93	178
Impairment of property and equipment	88	190
Loss on disposal of property and equipment	96	—
Change in operating assets and liabilities:
Accounts receivable	(4,804)	(765)
Inventory	(12,936)	(895)
Prepaid expenses and other assets	4,098	(1,783)
Accounts payable	10,001	10,717
Accrued clinical and manufacturing liabilities	19,954	(26,055)
Accrued payroll and employee liabilities	1,060	84
Other accrued and other non-current liabilities	7,525	2,043
Net cash used in operating activities	(72,312)	(104,930)
Investing activities:
Purchases of short-term investments	(58,945)	(62,046)
Maturities and sales of short-term investments	90,957	98,500
Purchases of property and equipment	(1,366)	(1,101)
Proceeds from the sale of property and equipment	56	—
Net cash provided by investing activities	30,702	35,353
Financing activities:
Net proceeds from convertible note financing	—	148,982
Net proceeds from issuance of common stock under equity incentive plan	(1,094)	5,101
Proceeds from purchases under the employee stock purchase plan	772	1,529
Net cash (used in) provided by financing activities	(322)	155,612
Net (decrease) increase in cash and cash equivalents	(41,932)	86,035
Cash and cash equivalents at beginning of year	90,541	105,138
Cash and cash equivalents at end of period	$48,609	$191,173
Supplemental disclosure of cash flow information:
Interest paid	$1,125	$—

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $83.5 million. On August 8, 2022, we entered into a private placement agreement to sell shares of our common stock and pre-funded warrants (see Note 12). The private placement is subject to standard and customary closing conditions, and it is scheduled to close and fund on August 11, 2022. Adjusting for net proceeds of $75.2 million from the private placement, the Company will have cash, cash equivalents and short-term investments of $158.7 million. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments, including the net proceeds from the August 8, 2022 private placement, will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

Based on our cash balance of $83.5 million at June 30, 2022, without taking into account the net proceeds from the private placement noted above, there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	As of June 30, 2022
Customer A	42.0%	43.4%	51.1%
Customer B	36.8%	36.1%	31.3%
Customer C	20.0%	19.2%	16.4%
Total	98.8%	98.7%	98.8%

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

We offered extended payment terms to our Customers in connection with our product launch of ZYNRELEF in July 2021. In addition, we offered extended payment terms to our Customers in January 2021 when we reinstated the promotion and contracting of SUSTOL. These extended payment terms were offered in anticipation of the timing of reimbursement by government and commercial payers. Effective October 2021, we shortened payment terms to our ZYNRELEF and SUSTOL Customers.

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

We recognize revenue from product sales when there is a transfer of control of the product to our Customers. We typically determine transfer of control based on when the product is delivered, and title passes to our Customers.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. Such variable consideration includes estimates that take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

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

The following table provides disaggregated net product sales (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
CINVANTI net product sales	$22,661	$19,689	$43,004	$38,150
SUSTOL net product sales	2,446	2,754	4,508	4,311
ZYNRELEF net product sales	2,523	—	3,575	—
Total net product sales	$27,630	$22,443	$51,087	$42,461

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2021	$2,579	$3,466	$16,515	$22,560
Provision	943	10,137	76,802	87,882
Payments/credits	(549)	(8,696)	(73,316)	(82,561)
Balance at June 30, 2022	$2,973	$4,907	$20,001	$27,881

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2022	2021
Stock options outstanding	20,371	18,307
Restricted stock units outstanding	2,207	654
Warrants outstanding	—	25
Shares of common stock underlying convertible notes outstanding	9,819	9,819

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$44,324	$44,324	$—	$—
U.S. treasury bills and government agency obligations	24,978	24,978	—	—
U.S. commercial paper	4,285	—	4,285	—
Foreign commercial paper	9,951	—	9,951	—
Total	$83,538	$69,302	$14,236	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$86,043	$86,043	$—	$—
U.S. corporate debt securities	15,006	—	15,006	—
Foreign corporate debt securities	10,548	—	10,548	—
U.S. commercial paper	10,496	—	10,496	—
Foreign commercial paper	35,487	—	35,487	—
Total	$157,580	$86,043	$71,537	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of June 30, 2022, cash equivalents included $4.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $34.9 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2021, cash equivalents included $4.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $67.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2022 and December 31, 2021 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at June 30, 2022 and December 31, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$24,989	$—	$(11)	$24,978
Foreign commercial paper	9,951	—	—	9,951
Total	$34,940	$—	$(11)	$34,929

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$15,009	$—	$(3)	$15,006
Foreign corporate debt securities	10,551	—	(3)	10,548
U.S. commercial paper	5,998	—	—	5,998
Foreign commercial paper	35,487	—	—	35,487
Total	$67,045	$—	$(6)	$67,039

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2022 and 2021.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and six months ended June 30, 2022 and 2021.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$21,831	$21,193
Work in process	20,115	20,935
Finished goods	19,372	6,254
Total inventory	$61,318	$48,382

As of June 30, 2022, total inventory included $37.4 million related to ZYNRELEF, $21.4 million related to CINVANTI, and $2.5 million related to SUSTOL. As of December 31, 2021, total inventory included $23.6 million related to ZYNRELEF, $23.1 million related to CINVANTI, and $1.7 million related to SUSTOL. For the three and six months ended June 30, 2022, cost of product sales included charges of $2.5 million resulting primarily from the write-off of short-dated ZYNRELEF inventory. For the three and six months ended June 30, 2021, cost of product sales included charges of $3.1 million resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

As of June 30, 2022, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the three and six months ended June 30, 2022, we recognized $0.7 million and $1.4 million, respectively, of operating lease expense and we paid $0.7 million and $1.4 million, respectively, for our operating lease.

Annual future minimum lease payments as of June 30, 2022 are as follows (in thousands):

2022	$1,450
2023	2,970
2024	3,030
2025	3,097
Total future minimum lease payments	$10,547
Less: discount	(1,218)
Total lease liabilities	$9,329

8. Reorganizations

In June 2022, we implemented a restructuring plan under which we will provide employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount expected to be incurred for these activities is $5.9 million, $5.5 million of which is primarily for severance and $0.4 million of which is for non-cash, stock-based compensation expense related to stock award modifications. During the three and six months ended June 30, 2022, we recognized $3.3 million of the total expense, $2.3 million of which was included in research and development expense, $0.9 million of which was included in sales and marketing expense, and $0.1 million of which was included in general and administrative expense. We expect to recognize the remaining expense during the third and fourth quarters of 2022. We anticipate that the cash payments due to terminated employees will be substantially completed in the first quarter of 2023.

In October 2021, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option modifications. The total expense for these activities was $1.4 million, $1.3 million of which was primarily for severance and $0.1 million of which was for non-cash, stock-based compensation expense related to stock option modifications. The total expense was recognized in the fourth quarter of 2021, with $1.2 million included in research and development expense and $0.2 million included in sales and marketing expense. As of June 30, 2022, we have paid $1.3 million of the total cash severance charges.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended June 30, 2022, interest expense related to the Notes was $613,000, which included $563,000 related to the stated interest rate and $50,000 related to the amortization of debt issuance costs. For the six months ended June 30, 2022, interest expense related to the Notes was $1.2 million, which included $1.1 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs. For the three and six months ended June 30, 2021, interest expense related to the Notes was $231,000, which included $212,000 related to the stated interest rate and $19,000 related to the amortization of debt issuance costs. As of June 30, 2022, the carrying value of the Notes was $149.2 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.8 million.

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

The Convertible Notes contained an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we amortized the resultant debt discount over the respective 10-year term of the Convertible Notes which ended in May 2021. For the three and six months ended June 30, 2021, interest expense relating to the stated rate was $0.1 million and $0.2 million, respectively, and interest expense relating to the amortization of the debt discount was $0.3 million and $0.8 million, respectively.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	18,944	$18.71	6.59
Granted	2,629	$3.27
Exercised	—	$—
Expired and forfeited	(1,202)	$20.62
Outstanding at June 30, 2022	20,371	$16.60	6.59

The following table summarizes the restricted stock unit activity (“RSUs”) for the six months ended June 30, 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	2,803	$11.51
Granted	27	$5.23
Released	(449)	$11.61
Expired and forfeited	(174)	$11.53
Outstanding at June 30, 2022	2,207	$11.41

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,422	$4,672	$8,985	$9,609
General and administrative	2,783	2,792	5,785	5,578
Sales and marketing	3,148	3,777	6,498	7,540
Total stock-based compensation expense	$10,353	$11,241	$21,268	$22,727

As of June 30, 2022, there was $77.3 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.3 years.The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2022	2021
Risk-free interest rate	3.1%	1.0%
Dividend yield	0.0%	0.0%
Volatility	60.8%	66.6%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2022	2021
Risk-free interest rate	1.5%	0.04%
Dividend yield	0.0%	0.0%
Volatility	75.3%	48.3%
Expected life (months)	6	6

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2022.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022, continue to be accurate for the three and six months ended June 30, 2022.

12. Subsequent Events

On August 8, 2022, we entered into an agreement to sell 16.1 million shares of our common stock in a private placement at a purchase price of $3.10 per share. In addition, as a component of the private placement, we agreed to sell 8.5 million pre-funded warrants to purchase shares of our common stock at a purchase price of $3.0999 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total expected net proceeds from the sale of the common stock and pre-funded warrants is $75.2 million (net of $1.3 million in issuance costs).

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “would,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position (including the completion of our August 2022 private placement and our ability to continue as a going concern), business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•	the impact of our restructuring activities, including the reduced headcount and external spend;
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

In March 2022, CMS approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department setting of care.

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

As we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world, we are developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe and Canada in the first half of 2023.

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

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021. We temporarily postponed work on HTX-034 to understand the studies needed for a broad indication for ZYNRELEF, which could impact development planning for HTX-034. We are pausing the HTX-034 program to focus on the efficacy supplement to further expand the ZYNRELEF indication to broadly include soft tissue and orthopedic surgical procedures.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Net Product Sales

For the three and six months ended June 30, 2022, net product sales were $27.6 million and $51.1 million, respectively, compared to $22.4 million and $42.5 million, respectively, for the same periods in 2021.

Net Product Sales – Oncology Care

For the three and six months ended June 30, 2022, net product sales of CINVANTI were $22.7 million and $43.0 million, respectively, compared to $19.7 million and $38.2 million, respectively, for the same periods in 2021. For the three and six months ended June 30, 2022, net product sales of SUSTOL were $2.4 million and $4.5 million, respectively, compared to $2.7 million and $4.3 million, respectively, for the same periods in 2021.

Net Product Sales – Acute Care

For the three months ended June 30, 2022, net product sales of ZYNRELEF were $2.5 million, which was net of $0.1 million in returns for short-dated ZYNRELEF. For the six months ended June 30, 2022, net product sales of ZYNRELEF were $3.6 million, which was net of $0.4 million in returns for short-dated ZYNRELEF. Short-dated product returns were due to delays in obtaining initial FDA approval of ZYNRELEF. There was no comparable activity during the three and six months ended June 30, 2021, as we commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

Cost of Product Sales

For the three and six months ended June 30, 2022, cost of product sales was $16.2 million and $27.5 million, respectively, compared to $14.5 million and $23.7 million, respectively, for the same periods in 2021. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three and six months ended June 30, 2022, cost of product sales also included charges of $2.5 million resulting primarily from the write-off of short-dated ZYNRELEF inventory. For the three and six months ended June 30, 2021, cost of product sales also included charges of $3.1 million resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $23.6 million of costs to manufacture ZYNRELEF were recorded to research and development expense in prior periods. We began capitalizing raw materials, labor and overhead related to the manufacturing of ZYNRELEF following FDA approval in May 2021.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ZYNRELEF-related costs	$12,452	$15,562	$37,615	$33,119
PONV-related costs	465	1,442	728	3,499
HTX-034-related costs	114	1,125	287	2,943
CINVANTI-related costs	717	795	2,077	1,305
SUSTOL-related costs	465	508	1,310	868
Personnel costs and other expenses	10,199	11,129	19,902	22,006
Stock-based compensation expense	4,422	4,672	8,985	9,609
Total research and development expense	$28,834	$35,233	$70,904	$73,349

For the three months ended June 30, 2022, research and development expense was $28.8 million, compared to $35.2 million for the same period in 2021. The decrease was primarily due to decreases in costs related to ZYNRELEF, HTX-034 and PONV of $3.1 million, $1.0 million and $1.0 million, respectively, and a decrease of $0.9 million in personnel and related costs.

For the six months ended June 30, 2022, research and development expense was $70.9 million, compared to $73.3 million for the same period in 2021. The decrease was primarily due to decreases in costs related to PONV and HTX-034 of $2.8 million and $2.7 million, respectively. The decrease was also due to a decrease in personnel and related costs, partially offset by an increase in costs related to ZYNRELEF of $4.5 million due to production scale-up, validation activities and raw materials qualification.

General and Administrative Expense

For the three and six months ended June 30, 2022 and 2021, general and administrative expense was $9.2 million and $18.7 million, respectively, compared to $10.9 million and $20.5 million, respectively, for the same periods in 2021.

Sales and Marketing Expense

For the three months ended June 30, 2022, sales and marketing expense remained consistent at $22.9 million, compared to $22.3 million for the same period in 2021. For the six months ended June 30, 2022, sales and marketing expense was $46.4 million, compared to $37.5 million for the same period in 2021. The increase was primarily due to an increase in costs to support the launch activities, including the hiring of the sales force in June 2021, for ZYNRELEF of $15.9 million, partially offset by a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL of $7.0 million.

Other Expense, Net

For the three and six months ended June 30, 2022, other expense, net was $6.9 million and $7.8 million, respectively, compared to $0.5 million and $1.0 million, respectively, for the same periods in 2021. The increase in expense was primarily due to the write-off of property and equipment at a third-party manufacturing site.

Restructuring Plans

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for discussion of the restructuring plans implemented in October 2021 and June 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $83.5 million. On August 8, 2022, we entered into a private placement agreement to sell shares of our common stock and pre-funded warrants. The private placement is subject to standard and customary closing conditions, and it is scheduled to close and fund on August 11, 2022. Adjusting for net proceeds of $75.2 million from the private placement, the Company will have cash, cash equivalents and short-term investments of $158.7 million. This compares to $157.6 million of cash, cash equivalents and short-term investments as of December 31, 2021. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments, including the net proceeds from the August 2022 private placement, will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Based on our cash balance of $83.5 million at June 30, 2022, without taking into account the net proceeds from the private placement noted above, there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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

Our net loss for the three and six months ended June 30, 2022 was $56.4 million, or $0.55 per share, and $120.2 million, or $1.18 per share, respectively, compared to a net loss of $61.0 million, or $0.62 per share, and $113.6 million, or $1.20 per share, respectively for the same periods in 2021.

Our net cash used in operating activities for the six months ended June 30, 2022 was $72.3 million, compared to $104.9 million for the same period in 2021. The decrease in net cash used in operating activities was primarily due to changes in working capital, partially offset by an increase in net loss.

Our net cash provided by investing activities for the six months ended June 30, 2022 was $30.7 million, compared to $35.4 million for the same period in 2021. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $32.0 million for the six months ended June 30, 2022, compared to $36.5 million for the same period in 2021.

Our net cash used in financing activities for the six months ended June 30, 2022 was $0.3 million, compared to net cash provided by financing activities of $155.6 million for the same period in 2021. The decrease in cash provided by financing activities was primarily due to net proceeds from a convertible note financing received in May 2021.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2022 and December 31, 2021. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

On June 14, 2022, the Company received a paragraph IV notice of certification (the “Notice Letter”) from Fresenius Kabi USA, LLC (“Fresenius Kabi”) advising that Fresenius Kabi had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229, 9,808,465, 9,974,742, 9,974,793, 9,974,794, 10,500,208, 10,624,850, 10,953,018, and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi’s ANDA.

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabifrom infringing the CINVANTI Patents. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve the ANDA until the earlier of December 14, 2024 or resolution of the litigation.

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

•

our ability to access third parties to manufacture and distribute our Products and our Product Candidates on acceptable terms or at all and those third parties’ ability and/or willingness to fully perform their obligations;

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

We have established an internal commercial organization for the sale, marketing and distribution of our Products and our Product Candidates in the U.S. In order to successfully commercialize ZYNRELEF in Canada or Europe, and any other products we may develop, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products, our Product Candidates or any other products we may develop, is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently (including as a result of our recently announced reduction in force) or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act (“PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products or Product Candidates from such research may negatively impact reimbursement available for our Products or our Product Candidates. Similarly, the SUPPORT for Patients and Communities Act (“SUPPORT Act”), which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for ZYNRELEF and, if approved, HTX-034 and have other negative impacts on our business. Further, the Biden Administration-backed Build Back Better Act, passed by the Congress in November 2021 but stalled in the Senate, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs and requiring rebates from certain Part B and Part D drugs if their price increases outpace inflation). If these or similar provisions ultimately become law, they could impact our product pricing or increase our rebate obligations.

In 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business.

In November 2020, the Office of the Inspector General of HHS issued a Final Rule eliminating the Anti-Kickback Statute safe harbor that shields rebates to Medicare Part D plans and pharmacy benefit managers (“PBMs”). In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023. Congress then delayed the effective date of the Final Rule until January 1, 2026, in the Infrastructure Investment and Jobs Act signed into law on November 15, 2021, enacted a provision that imposes a moratorium on implementation of the Final Rule. Under the Infrastructure Investment and Jobs Act, the earliest the Final Rule could take effect would be January 1, 2026. As a result, it is unclear whether or how the Final Rule will impact our business.

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

If in the future any of our Product Candidates are approved for commercial sale, we will need to be able to consistently manufacture such Product Candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such Product Candidates at commercial scale as compared to development batch size. The commercial success of our Products and our Product Candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI and SUSTOL in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for ZYNRELEF and further scaling up manufacturing for CINVANTI. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities or that our contract manufacturers will perform their obligations. In addition, our manufacturing agreements include payment terms that require significant cash payments at specified times, and if we are unable to make the required payments at the required times, we are at risk of default under the agreements, which would severely hinder our ability to procure adequate amounts of our Products.

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and our Product Candidates. Our ability to successfully commercialize our Products and our Product Candidates, as well as any other products that we may develop, depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of our Products and our Product Candidates, as well as key components for future product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of our Products and our Product Candidates, and we have long-term agreements for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of our Products, our Product Candidates or any other products we may develop for marketing. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. At times, our contract manufacturers or other third parties might not perform their obligations under long-term commercial manufacturing agreements or other agreements, which could impede the manufacturing of our Products and our Product Candidates and could require us to incur additional costs, including legal fees, as we seek to enforce our contractual rights. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

Some of our suppliers may experience disruption to their respective supply chains due to the effects of the COVID-19 pandemic, or other factors (including the current Russia-Ukraine conflict), which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products and our Product Candidates from third-party suppliers whose operations might be directly or indirectly affected by the COVID-19 pandemic or other factors (including the current Russia-Ukraine conflict). If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the development, testing and clinical study of our Products and Product Candidates might be delayed or infeasible, and regulatory approval or commercialization of our Products and Product Candidates might be delayed, not obtained or hindered, which could significantly harm our business.

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

In the U.S., ZYNRELEF and HTX-034, if successfully developed, competes in the postoperative pain management market in the U.S. with, MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (owned by Durect Corporation and to be marketed in the U.S. by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals); SEGLENTIS® (celecoxib and tramadol hydrochloride, marketed by Kowa Pharmaceuticals America in the U.S.); generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

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

We depend on a small number of key management and personnel. Retaining our current employees and recruiting qualified personnel to perform future research and development and commercialization work will be critical to our success. Competition is always present for highly skilled and experienced personnel, and an inability to recruit or retain sufficient skilled personnel could result in delays in our business growth and development and adversely impact our research and development or commercial activities. If we lose key members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the U.S., in part as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” In addition, our ability to recruit and retain key skilled employees may be hampered by our recently announced workforce reduction.

We may not realize the expected benefits of our cost-saving initiatives.

In June 2022, in connection with our efforts to decrease costs and maintain a streamlined organization to support our acute care and oncology care franchises, we implemented a workforce reduction that will result in the termination of approximately 34% of our workforce. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by our reduced headcount, we may be unable to meaningfully realize cost savings or capitalize on future opportunities and we may incur expenses in excess of what we anticipate. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

•

the prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to market our Products and develop and seek regulatory approvals for our Product Candidates. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear whether there could be future worksite or travel restrictions. As a result, we may experience increased costs as we prepare our facilities for a safe work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture; and

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.7 billion through June 30, 2022. We expect to continue to generate substantial losses over at least the next several years as we:

•	expand product development activities with respect to our Products and Product Candidates;

•	conduct preclinical development and clinical trials for our Products and Product Candidates;

•	pursue regulatory approvals for any current or future Products or Product Candidates; and

•	engage in commercialization efforts for any future approved Product Candidates.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the number of Product Candidates we pursue;

•	the progress of our research and development programs for our Product Candidates, including clinical trials;

•	the time and expense required to pursue FDA and/or non-U.S. regulatory approvals for our Product Candidates, whether such approvals are obtained and the scope of any approved product label;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $83.5 million. In August 2022, we entered into a private placement agreement to sell shares of our common stock and pre-funded warrants, with total expected net proceeds of $75.2 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launch of ZYNRELEF and our Product Candidates, if approved, and making ZYNRELEF and our Product Candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our Product Candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our Product Candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Product Candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our Product Candidates and any other products that we may develop; the impact of our restructuring plans; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Unsecured Convertible Notes also impose certain negative covenants on the Company, including on the incurrence of certain indebtedness, the creation of certain liens and selling royalty interests in Company assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, Product Candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to further delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a material adverse effect on our business.

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

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019 (“AB 5”) and Assembly Bill 2257, which went into effect in September 2020 and amended certain portions of AB 5 (“AB 2257”). AB 5 and AB 2257 are often referred to collectively simply as AB 5. AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. Given AB 5’s relatively recent passage, there is little guidance from the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the services providers we characterize as independent contractors are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the PPACA encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for ZYNRELEF and, if approved, HTX-034, and have other negative impacts on our business. Further, the Biden Administration-backed Build Back Better Act, passed by the Congress in November 2021 but stalled in the Senate, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs and requiring rebates for certain Part B and Part D drugs if their price increases outpace inflation). If these or similar provisions ultimately become law, they could impact our product pricing or increase our rebate obligations.

In 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business.

In November 2020, the Office of the Inspector General of HHS issued a Final Rule eliminating the Anti-Kickback Statute safe harbor that shields rebates to Medicare Part D plans and pharmacy benefit managers (“PBMs”). In response to litigation brought by a trade association on behalf of PBMs, the Biden administration has agreed to delay the rule’s effective date until January 1, 2023. Congress then delayed the effective date of the Final Rule until January 1, 2026, in the Infrastructure Investment and Jobs Act signed into law on November 15, 2021, enacted a provision that imposes a moratorium on implementation of the Final Rule. Under the Infrastructure Investment and Jobs Act, the earliest the Final Rule could take effect would be January 1, 2026. As a result, it is unclear whether or how the Final Rule will impact our business.

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

In addition, we are subject to the FCPA. In September 2020, ZYNRELEF was granted marketing authorization by the EC, our first such foreign regulatory approval. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during the first half of 2023 as we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of June 30, 2022, we had a total of 33 issued U.S. patents and an additional 105 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 14 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to April 2035. HTX-019 is covered by 9 patents issued in the U.S. with expiration dates ranging from September 2035 to February 2036 and by two patents issued in Japan with expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 11 patents issued in the U.S. and by 85 patents issued in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Periodically, we review publicly available information regarding the development efforts of others in order to determine whether these efforts may violate our proprietary rights. We occasionally determine that litigation is necessary to enforce our proprietary rights against others. Such litigation can result in substantial expense, regardless of its outcome, and may not be resolved in our favor.

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

We believe our net operating loss and research and development credit carryforwards, and certain other tax attributes, may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 (“IRC”). As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating loss and research and development credit carryforwards that we currently estimate may expire, unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the IRC and similar state provisions for ownership changes after December 31, 2021, including those that may come in conjunction with future equity financings or market trades by our stockholders.

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

On August 8, 2022, the Company filed a Certificate of Correction with the Secretary of State of the State of Delaware to void the Certificate of Amendment filed on May 24, 2022, which was previously filed to amend and restate Section A of Article IV of the Company’s Certificate of Incorporation to increase the aggregate number of authorized shares of common stock, par value $0.01 per share, from 150,000,000 to 250,000,000. The Certificate of Correction was effective upon filing.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated March 17, 2016, by and between the Company and David Szekeres

10.2*	Amendment to Executive Employment Agreement, dated July 15, 2019, as amended on August 8, 2022, by and between the Company and John Poyhonen

10.3*	Amendment to Management Retention Agreement, dated January 14, 2020, as amended on August 8, 2022, by and between the Company and Lisa Peraza

10.4*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 25, 2022)

10.5*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 25, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 9, 2022	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)