Form 10-Q
period 2022-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2022-11-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2022 was 118,888,122.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$50,438	$90,541
Short-term investments	71,308	67,039
Accounts receivable, net	42,188	35,499
Inventory	52,239	48,382
Prepaid expenses and other current assets	7,631	12,962
Total current assets	223,804	254,423
Property and equipment, net	22,619	23,734
Right-of-use lease assets	8,204	9,829
Other assets	17,325	17,720
Total assets	$271,952	$305,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,547	$3,803
Accrued clinical and manufacturing liabilities	37,298	23,716
Accrued payroll and employee liabilities	14,708	15,263
Other accrued liabilities	32,703	25,859
Current lease liabilities	2,620	2,417
Total current liabilities	93,876	71,058
Non-current lease liabilities	6,151	7,996
Non-current convertible notes payable, net	149,234	149,082
Other non-current liabilities	241	—
Total liabilities	249,502	228,136
Stockholders’ equity:
Common stock	1,188	1,020
Additional paid-in capital	1,796,905	1,689,987
Accumulated other comprehensive loss	(57)	(6)
Accumulated deficit	(1,775,586)	(1,613,431)
Total stockholders’ equity	22,450	77,570
Total liabilities and stockholders’ equity	$271,952	$305,706

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product sales	$26,557	$23,230	$77,644	$65,691
Operating expenses:
Cost of product sales	14,717	11,351	42,247	35,080
Research and development	25,545	28,595	96,449	101,944
General and administrative	9,799	9,786	28,513	30,266
Sales and marketing	18,378	25,206	64,738	62,692
Total operating expenses	68,439	74,938	231,947	229,982
Loss from operations	(41,882)	(51,708)	(154,303)	(164,291)
Other expense, net	(26)	(700)	(7,852)	(1,746)
Net loss	(41,908)	(52,408)	(162,155)	(166,037)
Other comprehensive loss:
Unrealized losses on short-term investments	(46)	(45)	(51)	(261)
Comprehensive loss	$(41,954)	$(52,453)	$(162,206)	$(166,298)
Basic and diluted net loss per share	$(0.38)	$(0.51)	$(1.54)	$(1.71)
Shares used in computing basic and diluted net loss per share	111,735	101,906	105,456	97,290

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under equity incentive plan	138	1	(638)	—	—	(637)
Stock-based compensation expense	—	—	10,915	—	—	10,915
Net loss	—	—	—	—	(63,888)	(63,888)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss	—	—	—	—	—	(63,890)
Balance as of March 31, 2022	102,143	1,021	1,700,264	(8)	(1,677,319)	23,958
Issuance of common stock under equity incentive plan	154	2	(459)	—	—	(457)
Issuance of common stock under the employee stock purchase plan	201	2	770	—	—	772
Stock-based compensation expense	—	—	10,353	—	—	10,353
Net loss	—	—	—	—	(56,359)	(56,359)
Net unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Comprehensive loss	—	—	—	—	—	(56,362)
Balance as of June 30, 2022	102,498	1,025	1,710,928	(11)	(1,733,678)	(21,736)
Issuance of common stock in a private placement, net	16,129	161	75,002	—	—	75,163
Issuance of common stock under equity incentive plan	147	2	(223)	—	—	(221)
Stock-based compensation expense	—	—	11,198	—	—	11,198
Net loss	—	—	—	—	(41,908)	(41,908)
Net unrealized loss on short-term investments	—	—	—	(46)	—	(46)
Comprehensive loss						(41,954)
Balance as of September 30, 2022	118,774	$1,188	$1,796,905	$(57)	$(1,775,586)	$22,450

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	114	—	—	114
Issuance of common stock under equity incentive plan	97	1	882	—	—	883
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	—	(52,614)	(52,614)
Net unrealized loss on short-term investments	—	—	—	(136)	—	(136)
Comprehensive loss	—	—	—	—	—	(52,750)
Balance as of March 31, 2021	91,407	914	1,640,552	121	(1,445,362)	196,225
Conversion benefit included in Convertible Notes issued	—	—	116	—	—	116
Issuance of common stock under equity incentive plan	313	4	4,214	—	—	4,218
Issuance of common stock under the employee stock purchase plan	110	1	1,528	—	—	1,529
Issuance of common stock on exercise of warrants	195	2	(2)	—	—	—
Issuance of common stock on conversion of notes	9,849	98	7,780	—	—	7,878
Stock-based compensation expense	—	—	11,241	—	—	11,241
Net loss	—	—	—	—	(61,015)	(61,015)
Net unrealized loss on short-term investments	—	—	—	(80)	—	(80)
Comprehensive loss	—	—	—	—	—	(61,095)
Balance as of June 30, 2021	101,874	1,019	1,665,429	41	(1,506,377)	160,112
Issuance of common stock under equity incentive plan	38	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	11,236	—	—	11,236
Net loss	—	—	—	—	(52,408)	(52,408)
Net unrealized loss on short-term investments	—	—	—	(45)	—	(45)
Comprehensive loss	—	—	—	—	—	(52,453)
Balance as of September 30, 2021	101,912	$1,019	$1,676,613	$(4)	$(1,558,785)	$118,843

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(162,155)	$(166,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,466	33,963
Depreciation and amortization	2,098	2,227
Amortization of debt discount	—	785
Amortization of debt issuance costs	152	69
(Accretion of discount) amortization of premium on short-term investments	(162)	223
Impairment of property and equipment	130	354
Loss on disposal of property and equipment	74	—
Change in operating assets and liabilities:
Accounts receivable	(6,689)	(1,236)
Inventory	(3,857)	403
Prepaid expenses and other assets	5,726	(5,694)
Accounts payable	2,744	5,360
Accrued clinical and manufacturing liabilities	13,582	(32,811)
Accrued payroll and employee liabilities	(555)	2,409
Other accrued and other non-current liabilities	7,068	1,889
Net cash used in operating activities	(109,378)	(158,096)
Investing activities:
Purchases of short-term investments	(127,115)	(91,321)
Maturities and sales of short-term investments	122,957	150,940
Purchases of property and equipment	(1,411)	(2,632)
Proceeds from the sale of property and equipment	224	—
Net cash (used in) provided by investing activities	(5,345)	56,987
Financing activities:
Net proceeds from convertible note financing	—	148,963
Net proceeds from private placement	75,163	—
Net proceeds from issuance of common stock under equity incentive plan	(1,315)	5,049
Proceeds from purchases under the employee stock purchase plan	772	1,529
Net cash provided by financing activities	74,620	155,541
Net (decrease) increase in cash and cash equivalents	(40,103)	54,432
Cash and cash equivalents at beginning of year	90,541	105,138
Cash and cash equivalents at end of period	$50,438	$159,570
Supplemental disclosure of cash flow information:
Interest paid	$1,125	$—

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF®, APONVIE™, CINVANTI®, SUSTOL®, and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

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

In September 2022, APONVIE (aprepitant) injectable emulsion (“APONVIE”) was approved in the U.S. for the prevention of postoperative nausea and vomiting. We expect APONVIE to be commercially available in the U.S. with initial stocking of the distribution channel in the first quarter of 2023. We are also developing HTX-034, an investigational agent, our next-generation product candidate for the management of postoperative pain.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $121.7 million. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	As of September 30, 2022
Customer A	44.8%	43.9%	51.6%
Customer B	36.3%	36.2%	34.1%
Customer C	17.7%	18.7%	13.5%
Total	98.8%	98.8%	99.2%

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

The following table provides disaggregated net product sales (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
CINVANTI net product sales	$21,169	$18,036	$64,173	$56,186
SUSTOL net product sales	2,671	3,114	7,179	7,425
ZYNRELEF net product sales	2,717	2,080	6,292	2,080
Total net product sales	$26,557	$23,230	$77,644	$65,691

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2021	$2,579	$3,466	$16,515	$22,560
Provision	1,213	15,301	115,324	131,838
Payments/credits	(699)	(15,193)	(110,682)	(126,574)
Balance at September 30, 2022	$3,093	$3,574	$21,157	$27,824

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2022	2021
Stock options outstanding	20,500	18,257
Restricted stock units outstanding	2,817	641
Warrants outstanding	8,548	25
Shares of common stock underlying convertible notes outstanding	9,819	9,819

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$41,468	$41,468	$—	$—
U.S. treasury bills and government agency obligations	34,699	34,699	—	—
U.S. commercial paper	14,395	—	14,395	—
Foreign commercial paper	31,184	—	31,184	—
Total	$121,746	$76,167	$45,579	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$86,043	$86,043	$—	$—
U.S. corporate debt securities	15,006	—	15,006	—
Foreign corporate debt securities	10,548	—	10,548	—
U.S. commercial paper	10,496	—	10,496	—
Foreign commercial paper	35,487	—	35,487	—
Total	$157,580	$86,043	$71,537	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of September 30, 2022, cash equivalents included $9.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $71.3 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2021, cash equivalents included $4.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $67.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2022 and December 31, 2021 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at September 30, 2022 and December 31, 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$34,756	$—	$(57)	$34,699
U.S. commercial paper	$8,416	$—	$—	$8,416
Foreign commercial paper	28,193	—	—	28,193
Total	$71,365	$—	$(57)	$71,308

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. corporate debt securities	$15,009	$—	$(3)	$15,006
Foreign corporate debt securities	10,551	—	(3)	10,548
U.S. commercial paper	5,998	—	—	5,998
Foreign commercial paper	35,487	—	—	35,487
Total	$67,045	$—	$(6)	$67,039

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2022 and 2021.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2022 and 2021.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$18,586	$21,193
Work in process	11,625	20,935
Finished goods	22,028	6,254
Total inventory	$52,239	$48,382

As of September 30, 2022, total inventory included $36.2 million related to ZYNRELEF, $13.4 million related to CINVANTI, and $2.6 million related to SUSTOL. As of December 31, 2021, total inventory included $23.6 million related to ZYNRELEF, $23.1 million related to CINVANTI, and $1.7 million related to SUSTOL. For the three and nine months ended September 30, 2022, cost of product sales included charges of $2.0 million and $4.5 million, respectively, resulting primarily from the write-off of short-dated ZYNRELEF inventory. For the three and nine months ended September 30, 2021, cost of product sales included charges of $0.4 million and $3.5 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

7. Leases

As of September 30, 2022, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the three and nine months ended September 30, 2022, we recognized $0.7 million and $2.1 million, respectively, of operating lease expense and we paid $0.7 million and $2.1 million, respectively, for our operating lease.

Annual future minimum lease payments as of September 30, 2022 are as follows (in thousands):

2022	$730
2023	2,970
2024	3,030
2025	3,097
Total future minimum lease payments	$9,827
Less: discount	(1,056)
Total lease liabilities	$8,771

8. Reorganizations

In June 2022, we implemented a restructuring plan under which we will provide employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount expected to be incurred for these activities is $5.4 million, $5.0 million of which is primarily for severance and $0.4 million of which is for non-cash, stock-based compensation expense related to stock award modifications. During the three months ended September 30, 2022, we recognized $1.5 million of the total expense, $1.3 million of which was included in research and development expense, $0.1 million of which was included in sales and marketing expense, and $0.1 million of which was included in general and administrative expense. For the nine months ended September 30, 2022, we recognized $4.8 million of the total expense, $3.7 million of which was included in research and development expense, $0.9 million of which was included in sales and marketing expense, and $0.2 million of which was included in general and administrative expense. We expect to recognize the remaining expense during the fourth quarter of 2022. We anticipate that the cash payments due to terminated employees will be substantially completed in the first quarter of 2023. As of September 30, 2022, we have paid $3.1 million of the total cash severance charges.

In October 2021, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option modifications. The total expense for these activities was $1.4 million, $1.3 million of which was primarily for severance and $0.1 million of which was for non-cash, stock-based compensation expense related to stock option modifications. The total expense was recognized in the fourth quarter of 2021, with $1.2 million included in research and development expense and $0.2 million included in sales and marketing expense. As of September 30, 2022, we have paid $1.3 million of the total cash severance charges.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended September 30, 2022, interest expense related to the Notes was $614,000, which included $563,000 related to the stated interest rate and $51,000 related to the amortization of debt issuance costs. For the nine months ended September 30, 2022, interest expense related to the Notes was $1.8 million, which included $1.7 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs. For the three months ended September 30, 2021, interest expense related to the Notes was $612,000, which included $562,000 related to the stated interest rate and $50,000 related to the amortization of debt issuance costs. For the nine months ended September 30, 2021, interest expense related to the Notes was $844,000, which included $775,000 related to the state interest rate and $69,000 related to the amortization of debt issuance costs. As of September 30, 2022, the carrying value of the Notes was $149.2 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.8 million.

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

The Convertible Notes contained an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we amortized the resultant debt discount over the respective 10-year term of the Convertible Notes which ended in May 2021. There was no interest expense for the three months ended September 30, 2021, as the Convertible Notes matured in May 2021. For nine months ended September 30, 2021, interest expense relating to the stated rate was $0.2 million and interest expense relating to the amortization of the debt discount was $0.8 million.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

10. Stockholders’ Equity

On August 8, 2022, we entered into an agreement to sell 16.1 million shares of our common stock in a private placement at a purchase price of $3.10 per share. In addition, as a component of the private placement, we agreed to sell 8.5 million pre-funded warrants to purchase shares of our common stock at a purchase price of $3.0999 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total expected net proceeds from the sale of the common stock and pre-funded warrants is $75.2 million (net of $1.3 million in issuance costs). In October 2022, we filed a registration statement with the SEC to register for resale 24.6 million shares of our common stock. The registration statement was declared effective on October 18, 2022.

11. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	18,944	$18.71	6.59
Granted	3,857	$3.26
Exercised	—	$—
Expired and forfeited	(2,301)	$19.10
Outstanding at September 30, 2022	20,500	$15.76	6.31

The following table summarizes the restricted stock unit activity (“RSUs”) for the nine months ended September 30, 2022:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	2,803	$11.51
Granted	1,159	$2.73
Released	(667)	$11.58
Expired and forfeited	(478)	$11.49
Outstanding at September 30, 2022	2,817	$7.88

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$4,921	$4,521	$13,906	$14,130
General and administrative	2,932	2,836	8,717	8,414
Sales and marketing	3,345	3,879	9,843	11,419
Total stock-based compensation expense	$11,198	$11,236	$32,466	$33,963

As of September 30, 2022, there was $60.6 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 1.9 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rate	3.1%	1.0%
Dividend yield	0.0%	0.0%
Volatility	61.1%	65.8%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended September 30, 2022.

12. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2022.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022, continue to be accurate for the three and nine months ended September 30, 2022.

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
•

our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), the United Kingdom, Canada and any other countries in which we receive applicable regulatory approvals, and of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and APONVIE™ (aprepitant) injectable emulsion (“APONVIE”) in the U.S. (collectively, our “Products”), and HTX-034, if approved by applicable regulatory authorities, and our positioning relative to competing products;

•

the timing of the U.S. Food and Drug Administration’s (“FDA”) review process, whether the FDA approves any future supplemental New Drug Application (“sNDA”) for ZYNRELEF to further expand the U.S. label, and our ability to capture the potential additional market opportunity for the expanded U.S. label;

•	our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and product candidates that receive regulatory approvals;
•	whether study results of our Products and product candidates are indicative of the results in future studies;
•	the timing and results of the commercial launch of APONVIE in the U.S.;
•	the timing and results of the commercial launch of ZYNRELEF in Europe and Canada;
•	the potential regulatory approval for and commercial launch of our product candidates, if approved;
•	the potential market opportunities for our Products and our product candidates, if approved;
•	our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
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

APONVIE (HTX-019)

APONVIE is our fourth commercial product. APONVIE was approved by the FDA in September 2022 and we expect to make it commercially available in the U.S. with initial stocking of the distribution channel in the first quarter of 2023. APONVIE is indicated for the prevention of postoperative nausea and vomiting (“PONV”) in adults.

APONVIE is the first and only intravenous formulation of a substance NK1 receptor antagonist indicated for PONV. Delivered via a single 30-second IV injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Net Product Sales

For the three and nine months ended September 30, 2022, net product sales were $26.6 million and $77.6 million, respectively, compared to $23.2 million and $65.7 million, respectively, for the same periods in 2021.

Net Product Sales – Oncology Care

For the three and nine months ended September 30, 2022, net product sales of CINVANTI were $21.2 million and $64.2 million, respectively, compared to $18.0 million and $56.2 million, respectively, for the same periods in 2021. For the three and nine months ended September 30, 2022, net product sales of SUSTOL were $2.7 million and $7.1 million, respectively, compared to $3.1 million and $7.4 million, respectively, for the same periods in 2021.

Net Product Sales – Acute Care

For the three months ended September 30, 2022, net product sales of ZYNRELEF were $2.7 million. For the nine months ended September 30, 2022, net product sales of ZYNRELEF were $6.3 million, which was net of $0.5 million in returns primarily for short-dated ZYNRELEF. Short-dated product returns were due to delays in obtaining initial FDA approval of ZYNRELEF. For the three and nine months ended September 30, 2021, net product sales of ZYNRELEF were $2.1 million. We commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

Cost of Product Sales

For the three and nine months ended September 30, 2022, cost of product sales was $14.7 million and $42.2 million, respectively, compared to $11.4 million and $35.1 million, respectively, for the same periods in 2021. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three and nine months ended September 30, 2022, cost of product sales also included charges of $2.0 million and $4.5 million, respectively, resulting primarily from the write-off of short-dated ZYNRELEF inventory. For the three and nine months ended September 30, 2021, cost of product sales also included charges of $0.4 million and $3.5 million, respectively, resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $23.6 million of costs to manufacture ZYNRELEF were recorded to research and development expense in prior periods. We began capitalizing raw materials, labor and overhead related to the manufacturing of ZYNRELEF following FDA approval in May 2021.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ZYNRELEF-related costs	$6,940	$7,839	$44,555	$40,958
CINVANTI-related costs	3,055	2,948	5,132	4,253
APONVIE-related costs	115	1,116	843	4,615
HTX-034-related costs	304	173	591	3,116
SUSTOL-related costs	248	206	1,558	1,074
Personnel costs and other expenses	9,962	11,792	29,864	33,798
Stock-based compensation expense	4,921	4,521	13,906	14,130
Total research and development expense	$25,545	$28,595	$96,449	$101,944

For the three months ended September 30, 2022, research and development expense was $25.5 million, compared to $28.6 million for the same period in 2021. The decrease was primarily due to decreases in costs related to APONVIE and ZYNRELEF of $1.0 million and $0.9 million, respectively, and a decrease of $1.8 million in personnel and related costs.

For the nine months ended September 30, 2022, research and development expense was $96.4 million, compared to $101.9 million for the same period in 2021. The decrease was primarily due to decreases in costs related to APONVIE and HTX-034 of $3.8 million and $2.5 million, respectively. The decrease was also due to a decrease in personnel and related costs of $3.9 million, partially offset by an increase in costs related to ZYNRELEF of $3.6 million due to production scale-up, validation activities and raw materials qualification.

General and Administrative Expense

For the three and nine months ended September 30, 2022 and 2021, general and administrative expense was comparable at $9.8 million and $28.5 million, respectively, and $9.8 million and $30.3 million, respectively, for the same periods in 2021.

Sales and Marketing Expense

For the three months ended September 30, 2022, sales and marketing expense was $18.4 million, compared to $25.2 million for the same period in 2021. The decrease was primarily due to a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL of $3.0 million. The decrease was also due to a decrease in costs to support the ongoing commercialization of ZYNRELEF of $3.8 million resulting from one-time costs incurred in the third quarter of 2021, as ZYNRELEF was launched in July 2021.

For the nine months ended September 30, 2022, sales and marketing expense was $64.7 million, compared to $62.7 million for the same period in 2021. The increase was primarily due to an increase in costs to support the launch activities, including the hiring of the sales force in June 2021, for ZYNRELEF of $12.1 million, partially offset by a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL of $10.0 million.

Other Expense, Net

For the three and nine months ended September 30, 2022, other expense, net was $26,000 and $7.9 million, respectively, compared to $0.7 million and $1.7 million, respectively, for the same periods in 2021. The decrease in expense for the three months ended September 30, 2022, was primarily due to an increase in interest income earned on our invested cash balances. The increase in expense for the nine months ended September 30, 2022, was primarily due to the write-off of property and equipment at a third-party manufacturing site.

Restructuring Plans

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for discussion of the restructuring plans implemented in October 2021 and June 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $121.7 million, compared to $157.6 million as of December 31, 2021. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our capital requirements and liquidity for the next twelve months will depend on numerous factors, including but not limited to: the degree of commercial success of our Products; the impact of competitive products; the timing and cost to manufacture our Products; the costs associated with the U.S. commercial launches of ZYNRELEF and APONVIE, and making ZYNRELEF commercially available outside of the U.S.; the time, cost and outcome involved in seeking a further expanded label for ZYNRELEF in the U.S., as well as other regulatory approvals; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Products and product candidates; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, Products or product candidates on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, which could have a material adverse effect on our business.

Our net loss for the three and nine months ended September 30, 2022 was $41.9 million, or $0.38 per share, and $162.2 million, or $1.54 per share, respectively, compared to a net loss of $52.4 million, or $0.51 per share, and $166.0 million, or $1.71 per share, respectively for the same periods in 2021.

Our net cash used in operating activities for the nine months ended September 30, 2022 was $109.4 million, compared to $158.1 million for the same period in 2021. The decrease in net cash used in operating activities was primarily due to changes in working capital, as well as a decrease in net loss.

Our net cash used for investing activities for the nine months ended September 30, 2022 was $5.3 million, compared to net cash provided by investing activities of $57.0 million for the same period in 2021. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $4.2 million for the nine months ended September 30, 2022, compared to net maturities of $59.6 million for the same period in 2021.

Our net cash provided by financing activities for the nine months ended September 30, 2022 was $74.6 million, compared to $155.5 million for the same period in 2021. The decrease in cash provided by financing activities was primarily due to net proceeds of $149.0 million from a convertible note financing received in May 2021, partially offset by net proceeds of $75.2 million received from a private placement in August 2022.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, U.S. treasury and agency securities, corporate debt securities and commercial paper. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2022 and December 31, 2021. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our consolidated statements of operations and comprehensive loss until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We do not have any material foreign currency obligations or other derivative financial instruments.

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

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve the ANDA until the earlier of December 14, 2024 or resolution of the litigation.

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

•

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market our Products or our product candidates, our sales may be adversely affected.

•

If we cannot establish satisfactory pricing of our Products and product candidates, if approved, that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue might suffer.

•

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a negative impact on our business, financial condition, and results of operations.

•

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that any of our Products or product candidates will have favorable results in future studies or receive regulatory approval or expansion of approved indications.

•

Interim, topline or preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Although the FDA might grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our Products or product candidates, there can be no assurance that any of our Products or product candidates that receive any similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than those Products or product candidates that do not have such designations, or at all.

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

•

If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products and product candidates, our costs will increase and our Product sales may be severely hindered.

•	We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

•

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

•	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

•	Delays in clinical testing could increase our costs and delay our ability to obtain regulatory approval for, and commercialize, our product candidates.

•

We may not obtain regulatory approval for our product candidates in development. Regulatory approval may also be delayed or revoked or may impose limitations on the indicated uses of a product candidate. If we are unable to obtain regulatory approval for our product candidates in development, our business might be substantially harmed.

•	If we are unable to adequately protect or enforce our intellectual property rights, we may lose valuable assets or incur costly litigation to protect our rights.

•	The price of our common stock has been and might continue to be volatile.

Risks Related to Our Business

We are substantially dependent on the commercial success of ZYNRELEF®, APONVIETM, CINVANTI® and SUSTOL® and our U.S. product candidates, and if these Products and product candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to commercialize our Products and our product candidates. Although members of our management team have prior experience launching new drugs, ZYNRELEF, APONVIE, CINVANTI and SUSTOL are the first four products that we have launched and, if HTX-034 is approved in the U.S., it would be the fifth product that we launch in the U.S. ZYNRELEF, approved for commercial sale in the U.S., Canada, EU, the other countries in the EEA, and the United Kingdom, would be our first Product to be made commercially available in Canada or Europe.

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

•	patient and physician satisfaction with our Products and our product candidates;

•	the size of the potential market for our Products and our product candidates;

•	our ability to obtain adequate reimbursement from government and third-party payors;

•	unfavorable publicity concerning our Products, our product candidates or similar products;

•	the introduction, availability and acceptance of competing treatments, including competing generic products;

•	adverse event information relating to our Products, our product candidates or similar classes of drugs;

•	product liability litigation alleging injuries relating to our Products, our product candidates or similar classes of drugs;

•	our ability to maintain and defend our patents and trade secrets for our Products, our product candidates and our Biochronomer Technology;

•	our ability to continue to have our Products manufactured at commercial production levels successfully and on a timely basis;

•	our ability to scale up manufacturing of our Products to meet commercial requirements;

•	the availability of raw materials necessary to manufacture our Products and our product candidates;

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

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market our Products or our product candidates, our sales may be adversely affected.

We have established an internal commercial organization for the sale, marketing and distribution of our Products in the U.S. In order to successfully commercialize ZYNRELEF and any other Products or product candidates we obtain regulatory approval for in Canada or Europe, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products and product candidates is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently (including as a result of our recently announced reduction in force) or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

Our internal sales and marketing organization is not currently structured or staffed to launch products on an international level and, therefore, we may not be able to successfully commercialize our Products or product candidates outside of the U.S. In order to commercialize our Products or product candidates in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. If we decide to seek the assistance of third parties with international expertise to help commercialize our Products or product candidates outside of the U.S., we may not be successful in finding willing third parties and, even if we are able to find willing third parties, they might not be able to successfully obtain the approvals and take the steps needed to commercialize our Products or product candidates. If we decide to commercialize our Products or product candidates outside of the U.S. without the assistance of third parties with international expertise, it may take longer than expected to obtain the approvals and take the steps needed to commercialize them. As a result, we may decide to delay or abandon development efforts in certain markets. Any such delay or abandonment may have an adverse effect on the benefits otherwise expected from marketing our Products or product candidates in foreign countries.

If we cannot establish satisfactory pricing of our Products or product candidates, if approved, that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make our Products or product candidates commercially viable. Our ability to commercialize our Products and product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

Adoption of our Products and product candidates by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, our Products and product candidates may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, our Products and product candidates may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for our Products or product candidates and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our Products or product candidates. If our Products or product candidates do not receive adequate reimbursement, our revenue could be severely limited.

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

In March 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program would take effect on January 1, 2023.

Further, the Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs (with the new pricing to take effect in January 2026 or thereafter) and requiring rebates for certain Part B and Part D drugs if their price increases outpace inflation). Although it is too early to assess the impact of these provisions on our products, they could impact our product pricing or increase our rebate obligations.

In 2020, the Office of the Inspector General of HHS issued a Final Rule eliminating the Anti-Kickback Statute safe harbor that shields rebates to Medicare Part D plans and pharmacy benefit managers (“PBMs”). In response to litigation brought by a trade association on behalf of PBMs, the Biden Administration has agreed to delay the rule’s effective date until January 1, 2023. Congress then delayed the effective date of the Final Rule until January 1, 2026 (at the earliest), through a provision in the Infrastructure Investment and Jobs Act that imposes a moratorium on implementation of the Final Rule. As a result, it is unclear whether or how the Final Rule will impact our business.

As evidenced by developments such as these, low prices of our Products and product candidates in the U.S. and foreign jurisdictions may have a negative impact on the prices of our Products and product candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published the Importation Rule. A pharmaceutical industry association and other entities challenged the rule in court before its November 30, 2020 effective date, and that lawsuit remains pending. Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or product candidates that are also approved in Canada, including ZYNRELEF, and potentially have other negative impacts on our business.

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

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a negative impact on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of our Products, our product candidates or any other products that are approved for marketing in the U.S. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which could negatively impact our business, financial condition and results of operations.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that our Products or product candidates will have favorable results in future studies or receive regulatory approval or expansion of approved indications.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies will succeed. Even if our Products or product candidates achieve positive results in early-stage preclinical studies or clinical studies, we will be required to demonstrate that they are safe and effective for use in Phase 3 studies before we can seek expanded indications or regulatory approvals for their commercial sale. Even if our early-stage preclinical studies or clinical studies achieve the specified endpoints, the FDA may determine that these data are not sufficient to allow the commencement of Phase 3 studies. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any of our product candidates shown in early patient studies will be replicated or maintained in future studies and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. If any Product or product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that Product for an expanded indication, or product candidate for approval. In addition, product candidates in Phase 3 studies may fail to show the desired safety and efficacy despite having progressed through preclinical and earlier stage clinical trials, which could delay, limit or prevent regulatory approval. Further, data obtained from pivotal clinical studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Regulatory approval may also be delayed, limited or prevented by other factors. If we delay or abandon our efforts to develop any of our Products for expanded indications, or product candidates for approval, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain expanded indications for our Products, or to obtain approvals for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Although the FDA might grant Fast Track, Breakthrough Therapy and Priority Review or similar designations to our Products and product candidates, there can be no assurance that any of our Products or product candidates that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products or product candidates that do not have such designations, or at all.

Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. We can provide no assurances that any of our Products or product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products or product candidates that do not have such designations, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, Priority Review or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that any of our Products or product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially adversely affect our business, financial condition, cash flows and results of operations.

Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.

Our long-term viability and growth will depend on the successful development of products through our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early-stage clinical trials does not ensure that later-stage or larger-scale clinical trials will be successful. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors, including protocol design, regulatory and IRB approval, the rate of patient enrollment in clinical trials and compliance with extensive current Good Clinical Practice cGCP (“cGCP”).

In addition, because we fund the development of our Products and product candidates, we may not be able to continue to fund all such development efforts to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals, or market any approved products. If our drug delivery technologies or product development efforts fail to result in the successful development and commercialization of our Products and product candidates, or if our new Products do not perform as anticipated, such events could materially adversely affect our business, financial condition, cash flows and results of operations.

We rely on third parties to conduct our preclinical testing and conduct our clinical trials, and their failure to perform their obligations in a timely and competent manner may delay development and commercialization of our Products and product candidates and our business could be substantially harmed.

We have used contract research organizations (“CROs”) to oversee or provide selected services for our clinical trials for our Products and our product candidates, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our Products or product candidates, our clinical programs could be delayed, terminated or unsuccessful, and we may not be able to obtain initial or expanded regulatory approvals for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practice and the Animal Welfare Act requirements. We, our CROs and other third parties are required to comply with cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in the clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that on inspection by a given regulatory authority, such regulatory authority will determine that any of our ongoing or future clinical trials comply with cGCP. In addition, all of our clinical trials must be conducted with product produced under current Good Manufacturing Practice (“cGMP”). Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would increase our related expenses and delay the regulatory approval process.

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

If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products and product candidates, our costs will increase and sales of our Products and product candidates, if approved, may be severely hindered.

If in the future any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture such product candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such product candidates at commercial scale as compared to development batch size. The commercial success of our Products and our product candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We are in the process of scaling up manufacturing for ZYNRELEF. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities or that our contract manufacturers will perform their obligations. In addition, our manufacturing agreements include payment terms that require significant cash payments at specified times, and if we are unable to make the required payments at the required times, we are at risk of default under the agreements, which would severely hinder our ability to procure adequate amounts of our Products or product candidates.

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

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and our product candidates. Our ability to successfully commercialize our Products and our product candidates depends in part on our ability to arrange for and rely on other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of our Products and our product candidates, as well as key components for future product candidates in clinical and preclinical testing in our research and development program. Although we entered into long-term commercial manufacturing agreements for the manufacture of our Products and our product candidates, and we have long-term agreements for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of our Products or our product candidates. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. At times, our contract manufacturers or other third parties might not perform their obligations under long-term commercial manufacturing agreements or other agreements, which could impede the manufacturing of our Products and our product candidates and could require us to incur additional costs, including legal fees, as we seek to enforce our contractual rights. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including epidemics, pandemics, acts of war or terrorism, or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money, and may not be successful.

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

Our Products and product candidates may be in competition with other products for access to the facilities of third parties and, consequently, could be subject to manufacturing delays if our contractors give other companies’ products greater priority than ours. Additionally, our contractors might be required by government regulation or government authority to prioritize production of other products, such as priority-rated orders pursuant to the U.S. Government Department of Defense Operation Warp Speed under the Health Resources Priority and Allocations System regulation. For this and other reasons, our third-party contract manufacturers may not be able to manufacture our Products or product candidates in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical development of any of our Products or product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Certain of the components used in the manufacture of our Products and product candidates are, or might be, sourced from a single vendor.

Some of the critical materials and components used in manufacturing our Products and product candidates are, or might be, sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products and our product candidates also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including pandemics, acts of war or terrorism, or resource shortages. Such an interruption could increase our costs and, to the extent it impairs our ability to have sufficient inventory, cause us to lose revenue or market share.

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

In the U.S., ZYNRELEF competes in, and HTX-034, if successfully developed, will compete in, the postoperative pain management market with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (owned by Durect Corporation and to be marketed in the U.S. by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals); SEGLENTIS® (celecoxib and tramadol hydrochloride, marketed by Kowa Pharmaceuticals America, Inc. in the U.S.); generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

In the EU, ZYNRELEF will, and HTX-034, if successfully developed will also, face significant competition. Currently there are numerous generic local anesthetics and other non-opioids for postoperative pain management available in the EU, and other products in development for postoperative pain management may also reach the EU market. For example, in November 2020 the EC granted a marketing authorization for EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc. in the U.S.) for postsurgical analgesia, and EXPAREL was launched in the EU in the fourth quarter of 2021.

ZYNRELEF will, and HTX-034, if successfully developed for postoperative pain management in Canada will also, compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada Inc.); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada Inc.); and potentially other products in development for postoperative pain management that reach the Canadian market.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1 receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co., Inc.); EMEND® (aprepitant, marketed by Merck & Co., Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV.

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by Cumberland Pharmaceuticals Inc.); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3 receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

In the U.S., APONVIETM will compete in the PONV prevention market with generic ondansetron, the current standard of care, generic aprepitant, and BARHEMSYS® (amisulpride, marketed by Eagle Pharmaceuticals, Inc.); TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV prevention that reach the market.

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

Our Products and product candidates may face competition from lower-cost generic products offered by our competitors.

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

For example, generic versions of EMEND® IV (fosaprepitant) launched in September 2019 following the expiration of the EMEND IV patents. As a result, we experienced increased competition for CINVANTI, which reduced CINVANTI sales and harmed and may continue to harm our business prospects. These and other risks related to the entry of generic product competing with CINVANTI are difficult to assess in terms of timing and impact on our operations and prospects.

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

If we do not consummate collaborative agreements, we may use our financial resources more rapidly on our product development efforts, continue to defer certain development activities or forego the exploitation of certain geographic territories, any of which could have a negative impact on our business prospects. Further, we may not be successful in overseeing any such collaborative arrangements. If we fail to establish and maintain necessary collaborative relationships, our business prospects could suffer.

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

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, cyberattack, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for ZYNRELEF and APONVIE, as well as HTX-034, if approved, in the U.S. or other markets. In addition, COVID-19 has slowed the diagnosis procedures to identify cancer and may reduce the number of new cancer patients seeking treatment which may negatively impact our CINV products. We are also vulnerable to damage from other disasters, such as power loss, fire, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, cyberattack, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, EMA, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products and our product candidates. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.8 billion through September 30, 2022. We expect to continue to generate substantial losses over at least the next several years as we:

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $121.7 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launches of ZYNRELEF, APONVIE and our product candidates, if approved, and making some or all of our Products and our product candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our product candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our product candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates; the impact of our restructuring plans; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty, particularly due to the short amount of time that has passed since the label was expanded in December 2021.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize, market and achieve market acceptance of our Products and our product candidates;

•	the status of regulatory approval of any pending applications with the FDA, or other regulators, as the case may be, and the costs involved with pursuing regulatory approvals;

•	the number and characteristics of product development programs we pursue and the pace of each program;

•	the scope, rate of progress, results and costs of preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates;

•	the cost and timing of establishing or enlarging sales and marketing capabilities;

•	the cost of establishing supply arrangements for clinical and commercial development of our Products and our product candidates; and

•	the extent of the impact of the ongoing COVID-19 pandemic on our business.

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock.

Any new debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. Our Senior Unsecured Convertible Notes also impose certain negative covenants on the Company, including on the incurrence of certain indebtedness, the creation of certain liens and selling royalty interests in Company assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to further delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a negative impact on our business.

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

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019 (“AB 5”) and Assembly Bill 2257, which went into effect in September 2020 and amended certain portions of AB 5 (“AB 2257”). AB 5 and AB 2257 are often referred to collectively simply as AB 5. AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. Given AB 5’s relatively recent passage, there is little guidance from the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the services providers we characterize as independent contractors are our employees could have a negative impact on our business, financial condition and results of operations.

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

Delays in clinical testing could increase our costs and delay our ability to obtain regulatory approval for, and commercialize our product candidates.

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

The FDA or a comparable non-U.S. regulatory authority may require additional preclinical or clinical data to support approval, such as confirmatory studies and other data or studies to address questions or concerns that may arise during the FDA review process. Regulatory approval may also be delayed, limited or prevented by other factors. For example, in 2013, 2018 and 2019, the U.S. federal government entered shutdowns suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations. Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a negative impact on our business.

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

Failure to obtain regulatory approval in international jurisdictions would prevent our Products and our product candidates from being marketed abroad.

In the event we pursue the right to market and sell our Products or our product candidates in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Even if our product candidates in development receive regulatory approval, they may still face future development and regulatory difficulties. If we fail to comply with continuing federal, state and foreign regulations, we could lose our approvals to market drugs, and our business would be seriously harmed.

Even if we obtain regulatory approval for our product candidates in development, they remain subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping, and reporting of safety and other postmarket information. Following initial regulatory approval for drugs we develop, including our Products and our product candidates, we remain subject to continuing regulatory review, including review of adverse drug experiences and clinical results that may be reported after drug products become commercially available. This would include results from any postmarketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a Product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that Product or on the manufacturing facility, including requiring us to withdraw the Product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will also be subject to ongoing FDA requirements for submission of safety and other postmarket information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We cannot predict whether any commercial use of our product candidates, once approved, will produce undesirable or unintended side effects that have not been evident in clinical trials conducted for such product candidates to date. Additionally, incidents of Product misuse may occur. These events, including the reporting of adverse safety events, among others, could result in Product recalls, product liability actions related to our Products or withdrawals or additional regulatory controls (including additional regulatory scrutiny and requirements for additional labeling), all of which could have a negative impact on our business, financial condition, cash flows and results of operations.

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

In March 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program would take effect on January 1, 2023.

Further, the IRA, signed into law in August 2022, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs (with the new pricing to take effect in January 2026 or thereafter) and requiring rebates for certain Part B and Part D drugs if their price increases outpace inflation). Although it is too early to assess the impact of these provisions on our products, they could impact our product pricing or increase our rebate obligations.

In 2020, the Office of the Inspector General of HHS issued a Final Rule eliminating the Anti-Kickback Statute safe harbor that shields rebates to Medicare Part D plans and PBMs. In response to litigation brought by a trade association on behalf of PBMs, the Biden Administration has agreed to delay the rule’s effective date until January 1, 2023. Congress then delayed the effective date of the Final Rule until January 1, 2026 (at the earliest), through a provision in the Infrastructure Investment and Jobs Act that imposes a moratorium on implementation of the Final Rule. As a result, it is unclear whether or how the Final Rule will impact our business.

As evidenced by developments such as these, low prices of our Products and product candidates in the U.S. and foreign jurisdictions may have a negative impact on the prices of our Products and product candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries and if ZYNRELEF is subject to pricing regulations in the EU or in other countries in which it is approved that keep its price low in those jurisdictions, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it. Additionally, on September 24, 2020, the FDA published the Importation Rule. A pharmaceutical industry association and other entities challenged the rule in court before its November 30, 2020 effective date, and that lawsuit remains pending. Although it is too early to assess the impact of the Importation Rule, it could potentially reduce U.S. revenues for any of our Products or product candidates that are also approved in Canada, including ZYNRELEF, and potentially have other negative impacts on our business.

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

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, certain health care reform legislation has strengthened many of these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Finally, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

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

In addition, we are subject to the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). In September 2020, ZYNRELEF was granted marketing authorization by the EC, our first such foreign regulatory approval. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy. At this time, we anticipate making ZYNRELEF available to patients in Europe during the first half of 2023 as we build large-scale manufacturing capacity to meet the anticipated commercial demand in the U.S. and the rest of the world. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

We are prohibited from promoting our Products and any product candidates that receive regulatory approval for “off-label” uses or promoting in a non-truthful and misleading way that are not described in its labeling and that differ from the uses approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. The FDA and other regulatory agencies do not regulate a physician’s choice of treatments. However, they do restrict pharmaceutical companies and their sales representatives’ dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted products for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchanges concerning their products.

The FDA or other regulatory authorities may conclude that we have violated applicable laws, rules or regulations, and we may therefore be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. Such enforcement actions could cause us reputational harm and divert the attention of our management from our business operations. Likewise, our distribution and contracting partners and those providing vendor support services may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of our Products or product candidates, which may adversely impact sales of our Products or product candidates or trigger indemnification obligations. These consequences, could, in turn, have a negative impact on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Health care reform could increase our expenses and adversely affect the commercial success of our Products and our product candidates.

The PPACA includes numerous provisions that affect pharmaceutical companies. For example, the PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the “sunshine” laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our Products and our product candidates.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a negative impact on our business.

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

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. For example, the CCPA became effective in January 2020 and gave California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information under HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation, including laws that passed in Colorado and Virginia. Additionally, the CPRA, was approved by California voters in November 2020 and becomes effective on January 1, 2023, will amend and expand the CCPA and its accompanying obligations, including through yet-to-be-finalized implementing regulations from a new enforcement agency, the California Privacy Protection Agency. Other countries also have developed, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. These laws and similar laws adopted in the future could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, most healthcare providers who may prescribe Products we sell and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation and potentially fines and penalties.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in financial losses and legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and our partners’ and third-party providers’ operations, and damage our reputation, which could adversely affect our business. Although we are insured against such risks up to an annual aggregate limit, our cyber liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Any successful cyber liability claim may prevent us from obtaining adequate cyber liability insurance in the future on commercially desirable or reasonable terms. In addition, cyber liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient cyber coverage at an acceptable cost or otherwise to protect against potential cyber liability claims could prevent or inhibit the development or commercialization of our Products and our product candidates. A cyber liability claim could also significantly harm our reputation and delay market acceptance of our Products and our product candidates.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of September 30, 2022, we had a total of 34 issued U.S. patents and an additional 107 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. and by three patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036; foreign patents covering CINVANTI have expiration dates ranging from March 2029 to September 2035. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued (or registered) in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 15 patents issued in the U.S. and by 85 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to April 2035. APONVIE is covered by 9 patents issued in the U.S. and by three patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036; foreign patents covering APONVIE have expiration dates ranging from March 2029 to September 2035. HTX-034 is protected by 12 patents issued in the U.S. and by 85 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to April 2035. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents that may be granted to third parties in the future or which patents might be asserted to be infringed by any future manufacture, use or sale of our Products and our product candidates. In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications (“ANDA”) and, in doing so, certify that their products either do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as “Paragraph IV” litigation in the U.S. These litigations could result in new or additional generic competition to any of our Products and our product candidates and a potential reduction in product revenue.

If we are required to defend ourselves in a patent-infringement lawsuit, we could incur substantial costs, and the lawsuit could divert management attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to redesign affected products or obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all. Competitors may sue us as a way of delaying the introduction of our Products and our product candidates. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the U.S. or in countries outside the U.S., or litigation against our partners may be costly and time-consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our Products and our product candidates. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our Products and our product candidates.

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

10.1

Securities Purchase Agreement, dated August 8, 2022, by and among the Company and the Purchasers signatory thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)

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

Heron Therapeutics, Inc.

Date: November 8, 2022	/s/ Barry Quart
Barry Quart, Pharm.D.
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)