Form 10-K
period 2022-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2023-03-29
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 totaled $285.4 million based on the closing price of $2.79 as reported by The Nasdaq Capital Market. As of March 14, 2023, there were 119,259,315 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2023 Annual Meeting of Stockholders to be held on or about May 18, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “would,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), the United Kingdom, Canada and any other countries in which we receive applicable regulatory approvals, and of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and APONVIE™ (aprepitant) injectable emulsion (“APONVIE”) in the U.S. (collectively, our “Products”), and HTX-034, if approved by applicable regulatory authorities, and our positioning relative to products that now or in the future compete with our Products or product candidates;

•
the timing of the U.S. Food and Drug Administration’s (“FDA”) review process, whether and to what degree the FDA approves our currently pending, and any future, supplemental New Drug Application (“sNDA”) for ZYNRELEF to further expand the U.S. label, and our ability to capture the potential additional market opportunity for any expanded U.S. label;

•
our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and our product candidates that receive regulatory approvals;

•
whether study results of our Products and product candidates are indicative of the results in future studies;

•
the results of the commercial launch of APONVIE in the U.S.;

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

•
whether safety results of our preclinical studies, safety and efficacy results of our clinical studies and other required tests for expansion of the indications for our Products and approval of our product candidates provide data to warrant progression of clinical trials, potential regulatory approval or further development of any of our Products or product candidates;

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

•
uncertainties associated with obtaining and enforcing patents and trade secrets to protect our Products, our product candidates, our Biochronomer Technology and our other technology, and our ability to successfully defend ourselves against unforeseen third-party infringement or invalidity claims;

•
the extent of the evolving Coronavirus Disease 2019 (“COVID-19”) pandemic on our business, including any COVID-19 mutations or variants and any other diseases related to or resulting from COVID-19;

•
our estimates regarding our capital requirements;

•
the impact of our restructuring activities, including the reduced headcount and external spend; and

•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Annual Report on Form 10-K, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated by our future filings under the Securities Exchange Act of 1934. You should carefully review all information therein.

PART I

In this Annual Report on Form 10-K, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF, APONVIE, CINVANTI, SUSTOL and Biochronomer are our trademarks. All other trademarks appearing or incorporated by reference into this Annual Report on Form 10-K are the property of their respective owners.

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

Acute Care Product Portfolio

ZYNRELEF

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

In December 2022, we submitted an sNDA to the FDA requesting expansion of the indication statement for ZYNRELEF to broadly cover soft tissue and orthopedic surgical procedures. This sNDA is based on safety and pharmacokinetic data from clinical trials in total shoulder arthroplasty, spinal surgery, abdominoplasty, and C-section showing comparable results to the previously completed pivotal safety and efficacy trials of ZYNRELEF. The FDA accepted the sNDA for filing and set a Prescription Drug User Fee Act goal date of October 23, 2023.

In the fourth quarter of 2022, we validated large-scale manufacturing of our proprietary polymer and ZYNRELEF, which will allow for the manufacturing of millions of doses of ZYNRELEF annually at a significantly reduced cost of product sales.

In March 2022, CMS approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department (HOPD) setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress that includes a provision requiring CMS to pay for certain non-opioids outside the existing bundled payment for surgeries for the period January 1, 2025 through December 31, 2027.

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

APONVIE (HTX-019)

APONVIE was approved by the FDA in September 2022 and became commercially available in the U.S. in March 2023. APONVIE is indicated for the prevention of postoperative nausea and vomiting (“PONV”) in adults. CMS granted pass-through payment status for APONVIE, effective April 1, 2023.

APONVIE is the first and only intravenous (IV) formulation of a substance NK1 receptor antagonist indicated for PONV. Delivered via single 30-second IV injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

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

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034. In the Phase 1b portion of this Phase 1b/2 double-blind, randomized, active-controlled, dose-escalation study in 33 patients undergoing bunionectomy, the reduction in pain intensity observed was greater with the lowest dose of HTX-034 evaluated (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) than with the bupivacaine 50 mg solution through 96 hours. In addition, 45.5% of HTX-034 patients remained opioid-free through Day 15 with median opioid consumption of 2.5 milligram morphine equivalents (same as one 5 mg oxycodone pill) through 72-hours, a 71% reduction compared to bupivacaine solution. We initiated the expanded Phase 2 portion of the study for HTX-034 in the first quarter of 2021. We have temporarily postponed work on HTX-034 to understand the studies needed for a broad indication for ZYNRELEF, which could impact development planning for HTX-034. We are pausing the HTX-034 program to focus on the efficacy supplement to further expand the ZYNRELEF indication to broadly include soft tissue and orthopedic surgical procedures.

Oncology Care Product Portfolio

SUSTOL

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

In the fourth quarter of 2022, we validated larger-scale manufacturing of CINVANTI, which will significantly reduce the cost of product sales.

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 117 employees as of December 31, 2022. The sales and marketing infrastructure includes a targeted, acute care and oncology sales force to establish relationships with a focused group of surgeons, oncologists, nurses and pharmacists. Additionally, the commercial team manages relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, payors and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support.

Customers

Our Products are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell to healthcare providers and hospitals, the end users of our Products.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors are many in number and include major and mid-sized pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. Our Products compete in, and our product candidates, if approved, will compete in, highly competitive markets. Our potential competitors in these markets may succeed in developing products that could render our Products and our product candidates obsolete or noncompetitive.

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

ZYNRELEF will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada Inc.); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada Inc.); and potentially other products in development for postoperative pain management that reach the Canadian market.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co., Inc.); EMEND® (aprepitant, marketed by Merck & Co., Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); VARUBI®(rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV.

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

In the U.S., APONVIE will compete in the PONV prevention market with generic ondansetron, the current standard of care, generic aprepitant, and BARHEMSYS® (amisulpride, marketed by Eagle Pharmaceuticals, Inc.); TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV prevention that reach the market.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products and product candidates. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development and commercial activities and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. We currently have long-term commercial supply agreements with certain third-party manufacturers. Our manufacturing and processing agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, excipients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our Products, our product candidates and our Biochronomer Technology.

Some of the critical materials and components used in manufacturing our Products and our product candidates are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development of our Products or product candidates. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner that is different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2022, we had a total of 33 issued U.S. patents and an additional 111 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. and by three patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036; foreign patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued (or registered) in foreign countries including France, Germany, Hong Kong,

Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 15 patents issued in the U.S. and by 89 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to November 2036. APONVIE is covered by 9 patents issued in the U.S. and by three patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036; foreign patents covering APONVIE have expiration dates ranging from September 2035 to February 2036. HTX-034 is protected by 12 patents issued in the U.S. and by 89 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to November 2036. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health and personal information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and gave California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Additionally, the California Privacy Rights Act (the “CPRA”), a ballot measure that was approved by California voters on November 3, 2020 and became operative on January 1, 2023, amends and expands the CCPA and its accompanying obligations, including through yet-to-be-finalized implementing regulations from a new enforcement agency, the California Privacy Protection Agency. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as the federal and local levels. Other countries also have developed, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. In addition, most healthcare providers who utilize our Products or who may utilize other products we may sell in the future are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations (collectively, “HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable or protected health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including through affecting our customers. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Human Capital Management

Heron Employees

As of December 31, 2022, Heron employed 203 full-time employees, 117 of whom are involved in sales and marketing activities, 63 of whom are involved in research and development activities and 23 of whom are involved in general and administrative activities. In 2022, Heron reduced headcount, across all functions, in order to enable us to decrease costs and focus our resources more on commercial activities to support revenue growth. Our 2022 voluntary turnover rate of 18% was aligned with industry average voluntary turnover but increased from the prior year due to employee concerns of job stability following our restructuring, and still amid an ongoing period of high employee resignations across all industries (commonly referred to as the “Great Resignation”). None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We expect to hire a small number of additional employees in 2023 to backfill critical positions, but do not expect significant headcount growth. We continually evaluate business needs and opportunities in addition to balancing in-house expertise and capacity with that of outsourced resources. Currently, we outsource substantial clinical study work to clinical research organizations and drug manufacturing work to contract manufacturers.

Drug development is a complex endeavor that requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions, which continued in 2022, with heavy competition for talent. To attract qualified applicants, Heron offers a total rewards package consisting of base salary and cash bonus incentive targets aligned with the applicable market norms, equity compensation, and a comprehensive health and welfare benefits package for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payouts for all employees except our senior executives are based on a weighting of Company and individual performance, which varies based on level of responsibility. Actual bonus payout for our senior executives is based exclusively on Company performance, as will be more fully described in our Definitive Proxy Statement to be filed with the SEC related to our 2023 Annual Meeting of Stockholders.

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

Developing and maintaining a positive corporate culture is a priority for Heron. We collected feedback from employees about their working experience during 2022 through direct employee surveys and many individual discussions to identify opportunities to enhance our corporate culture, especially in a very challenging year. A cross-functional team was established to identify and implement initiatives in response to such employee feedback in order to ensure a positive, productive and inclusive work environment. This work continues as an ongoing effort.

We also monitor employee compliance with applicable laws and regulations through a third party ethics and compliance hotline system that facilitates anonymous internal and external reporting of complaints or concerns. We did not receive any complaints during 2022.

Heron strives for greater diversity and inclusion through our employment and management practices, as evidenced by an annual third-party demographic analysis indicating that the diversity of our employee population generally reflects the ethnicity, race and gender of the overall available workforce at all job levels. Where underutilization is identified, we remain committed to current and future outreach efforts in place to build employee diversity through our hiring efforts. We are also building diversity in our leadership team. In 2022, 40% of our Section 16 officers were female. We believe diversity is a competitive advantage and through initiatives established in our recruiting strategy and documented in our Affirmative Action Plan, we expanded our recruiting efforts in 2022 to reach underrepresented candidates and plan to continue doing so on an ongoing basis. Heron also monitors pay practices and decisions to ensure pay equity for minority and female employees when compared to non-minority and male employees in same or similar positions and when considering objective factors related to position qualifications.

Heron is committed to upholding basic human rights and complies with all laws and practices that prohibit child labor, forced or indentured labor, human trafficking and unfair wages.

Heron’s Injury and Illness Prevention Plan documents procedures to reduce work-related injuries and occupational illnesses. In 2022, Heron had two Occupational Safety and Health Administration-reportable work-related injuries and did not experience any work-related deaths.

In response to the COVID-19 pandemic, we continued a remote work arrangement for non-laboratory employees and additional safety measures for employees continuing critical on-site work. In addition, we provided cell phone and home internet stipends to reimburse all employees for additional expenses related to working from home.

Company Information

Our principal executive offices are located at 4242 Campus Point Court, Suite 200, San Diego, California 92121, and our telephone number is (858) 251-4400. Our website address is www.herontx.com. We make our periodic and current reports available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K. We file our annual, quarterly and special reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public on the SEC’s website at http://www.sec.gov. Additional information regarding us, including our audited financial statements and descriptions of our business, is contained in the documents incorporated by reference in this Annual Report on Form 10-K. Our common stock is traded on The Nasdaq Capital Market, under the symbol “HRTX.”

ITEM 1A. RISK FACTORS

Risk Factor Summary

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Annual Report on Form 10-K. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below.

•
We are substantially dependent on the commercial success of our Products and our U.S. product candidates, and if these Products and product candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

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

•
Although the FDA might grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our Products and product candidates, there can be no assurance that any of our Products or product candidates that receive similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products or product candidates that do not have such designations, or at all.

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

•
If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products and product candidates, our costs will increase and sales of our Product and product candidates, if approved, may be severely hindered.

•
The evolving effects of the COVID-19 pandemic and associated global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.

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

•
Delays in, or suspensions and terminations of, clinical testing could increase our costs and delay our ability to obtain regulatory approval for, and commercialize, our product candidates.

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

Risks Related to Our Business

We are substantially dependent on the commercial success of our Products and our U.S. product candidates, and if these Products and product candidates do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

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

•
the extent of the evolving effects of the COVID-19 pandemic on our business;

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

We have established an internal commercial organization for the sale, marketing and distribution of our Products in the U.S. In order to successfully commercialize ZYNRELEF and any other Products or product candidates we obtain regulatory approval for in Canada or Europe, we must increase our sales, marketing, distribution and other non-technical capabilities or make arrangements with third parties to perform these services. The development of a sales organization to market our Products and product candidates is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently (including as a result of our recent reduction in force) or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

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

Adoption of our Products and product candidates by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, our Products and product candidates may not be reimbursable by certain third-party payors at the time of commercial launch and potentially for an extended period of time thereafter. In addition, our Products and product candidates may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our Products or product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, encourages the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Although it is too early to assess the impact of the SUPPORT Act, it could potentially increase competition for ZYNRELEF and, if approved, HTX-034, and have other negative impacts on our business.

In March 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program became effective on January 1, 2023.

Further, the Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs (with the new pricing to take effect in January 2026 or thereafter) and requiring rebates for certain Part B and Part D drugs if their price increases outpace inflation). Although it is too early to assess the impact of these provisions on our Products and product candidates, they could impact our product pricing or increase our rebate obligations.

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

Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. We can provide no assurances that any of our Products or product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other Products or product candidates that do not have such designations, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke Fast Track, Breakthrough Therapy, Priority Review or similar designations, or elect to treat designated candidates in a manner different from what was originally indicated, if they determine that any of our Products or product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

In addition, because we fund the development of our Products and product candidates, we may not be able to continue to fund all such development efforts to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals, or market any approved products. If our drug delivery technologies or product development efforts fail to result in the successful development and commercialization of our Products and product candidates, or if our new Products do not perform as anticipated, such events could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

If in the future any of our product candidates are approved for commercial sale, we will need to be able to consistently manufacture such product candidates in larger quantities and be able to show equivalency to the FDA, and foreign regulatory authorities, in the manufacture of such product candidates at commercial scale as compared to development batch size. The commercial success of our Products and our product candidates will be dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI and ZYNRELEF in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities or that our contract manufacturers will perform their obligations. In addition, our manufacturing agreements include payment terms that require significant cash payments at specified times, and if we are unable to make the required payments at the required times, we are at risk of default under the agreements, which would severely hinder our ability to procure adequate amounts of our Products or product candidates.

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

Certain of the components used in the manufacture of our Products and product candidates are, or might be, sourced from a single vendor, and the loss or disruption of this vendor could significantly harm our business.

Some of the critical materials and components used in manufacturing our Products and product candidates are, or might be, sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products and our product candidates also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including pandemics, acts of war or terrorism, armed conflict, geopolitical instability or resource shortages. Such adverse events could cause global supply chain interruptions that could increase our costs and, to the extent such interruptions impair our ability to have sufficient inventory, cause us to lose revenue or market share. We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the manufacturing of our Products and product candidates. Establishing additional or replacement suppliers for certain raw materials in our proprietary polymers, if required, may not be accomplished quickly, or at all, and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement vendor and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process could require additional regulatory approval and result in operational delays.

Some of our suppliers may experience disruption to their respective supply chains due to the adverse events or conditions, including the effects of the COVID-19 pandemic, rising geopolitical tensions, armed conflict or other factors, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products and our product candidates from third-party suppliers whose operations might be directly or indirectly affected by adverse events or conditions, including the effects of the COVID-19 pandemic, rising geopolitical tensions, armed conflict or other factors (including, without limitation, adverse weather conditions, political instability, war, civil unrest, economic instability, outbreaks of disease, or other public health emergencies and the impact of any such U.S. or foreign government response and public fears regarding any of the foregoing). For example, in particular, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities and threatening the use of military force to gain control over Taiwan in certain circumstances. Similarly, the ongoing armed conflict between Russia and Ukraine remains unpredictable and could escalate into a broader armed conflict and additional economic sanctions by the U.S., the United Nations or other countries against Russia. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the development, testing and clinical study of our Products and product candidates might be delayed or infeasible, and regulatory approval or commercialization of our Products and product candidates might be delayed, not obtained or hindered, which could significantly harm our business.

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

Despite our efforts to maintain appropriate inventory levels of our Products, as we continue to commercialize our Products, our estimates of appropriate inventory levels may not be accurate. If we fail to build up sufficient inventory levels to meet commercial demand, our ability to generate revenue and profits in the short term would be adversely impacted. Failure to meet demand may also cause us to lose market share to our competitors, which could materially and adversely affect our business, financial condition, cash flows and results of operations. Given the time required to scale production and replenish inventory, our ability to correct for inaccurate estimates in a timely manner may be limited.

Similarly, if we are unable to ramp up production of prospective product candidates to coincide with the regulatory approval of those product candidates, our ability to generate revenue and profits in the short term would be adversely impacted. If our competitors are able to meet demand with their products before we are able to produce and sell inventory, our ability to gain market share will be adversely impacted, which could materially and adversely affect our business, financial condition, cash flows and results of operations. In addition, if regulatory approval of any of our product candidates comes earlier than anticipated, as a result of preferential designations designed to hasten the approval process or otherwise, and we have not built up sufficient inventory to meet commercial demand, our ability to generate additional revenue sooner as a result of those early approvals may be diminished.

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

ZYNRELEF will compete with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.); SENSORCAINE® (bupivacaine and epinephrine injection, marketed by Aspen Pharmacare Canada Inc.); NAROPIN® (ropivacaine and hydrochloride, marketed by Aspen Pharmacare Canada Inc.); and potentially other products in development for postoperative pain management that reach the Canadian market.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co., Inc.); EMEND® (aprepitant, marketed by Merck & Co., Inc.); AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV.

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

In the U.S., APONVIE will compete in the PONV prevention market with generic ondansetron, the current standard of care, generic aprepitant, and BARHEMSYS® (amisulpride, marketed by Eagle Pharmaceuticals, Inc.); TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV prevention that reach the market.

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

Guidelines and recommendations published by various organizations could reduce the demand for or use of our Products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our Products and product candidates. In addition, professional societies, practice management groups, private health and science foundations and other organizations from time to time may publish papers, guidelines or recommendations to the healthcare and patient communities with respect to specific products or classes of products. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that do not recognize a Product, suggest limitations or inadequacies of a Product or suggest the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use or adoption of any of our Products which could have an adverse impact on our business, financial condition and results of operations.

If we are unable to recruit and retain skilled employees, we may not be able to achieve our objectives.

We depend on a small number of key management and personnel, including our Chief Executive Officer. Retaining our current employees and recruiting qualified personnel to perform future research and development and commercialization work will be critical to our success. Competition is always present for highly skilled and experienced personnel, and an inability to recruit or retain sufficient skilled personnel could result in delays in our business growth and development and adversely impact our research and development or commercial activities. If we lose key members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result. This competitive situation became exacerbated by the increase in employee resignations that took place throughout the U.S., in part as a result of the COVID-19 pandemic, which was commonly referred to as the “great resignation.” In addition, our ability to recruit and retain key skilled employees may be hampered by our recently announced workforce reduction. If we fail to adequately address any of the issues referred to above, it could adversely impact our ability to recruit and retain our skilled employees which may result in a material adverse effect on our business, operating results and financial condition.

We may not realize the expected benefits of our cost-saving initiatives.

In June 2022, in connection with our efforts to decrease costs and maintain a streamlined organization to support our acute care and oncology care franchises, we implemented a workforce reduction that resulted in the termination of approximately 34% of our workforce. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by our reduced headcount, we may be unable to meaningfully realize cost savings or capitalize on future opportunities and we may incur expenses in excess of what we anticipate. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

Our business strategy may include the entry into collaborative agreements for the development and commercialization of our Products and our product candidates. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements.

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

The evolving effects of the COVID-19 pandemic and associated global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease. Our business is currently being adversely affected and could in the future be adversely affected by the evolving effects of the COVID-19 pandemic. We may experience disruptions that could severely impact our sales, business, operations, preclinical and clinical studies and corporate culture, such as:

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

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, cyberattack, or acts of war or terrorism, or resource shortages. For example, COVID-19 has caused a decline in, and suspensions of, elective surgeries, which negatively impacts our ability to conduct our clinical trials and, if it continues, could decrease the potential market opportunities for ZYNRELEF and APONVIE, as well as HTX-034, if approved, in the U.S. or other markets. In addition, COVID-19 has slowed the diagnosis procedures to identify cancer and may reduce the number of new cancer patients seeking treatment which may negatively impact our CINV products. We are also vulnerable to damage from other disasters, such as power losses, fires, earthquakes, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, cyberattack, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, European Medicines Agency, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products and our product candidates. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including continued disruptions of the global supply chain and energy markets and heightened volatility of commodity prices. The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the conflict, and it is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Any such instability or disruption may have adverse consequences on us or the third parties on whom we rely, including as a result of a general downturn in global economic conditions, deterioration in the credit or equity markets, or more direct impacts on operational matters. This conflict may also give rise to or amplify the other risks described herein including risks relating to cybersecurity, global economic conditions, and supply chains, which could adversely affect our business, operations and financial condition and results.

Our potential international expansion of our business may expose us to new business, regulatory, political, operational, financial and economic risks associated with such expansion and could adversely affect our business, financial condition, results of operations and growth.

In addition to our operations in the U.S., we are pursuing international expansion to support the planned commercialization of ZYNRELEF through third parties. If ZYNRELEF or our other Products or product candidates are marketed internationally by potential third-party partners, we and such third-party partners could be subject to additional risks related to operating in foreign countries, including:

•
general economic conditions and monetary and fiscal policy, including economic weakness or inflation;

•
financial risks, such as longer payment cycles, difficulty in collecting from international customers, pricing and insurance regimes, unexpected changes in tariffs, trade barriers, and exposure to foreign currency exchange rate fluctuations and controls, which could result in increased operating expenses and reduced revenue, and the effect of local and regional financial crises;

•
conflicting and changing laws and regulations such as export and import restrictions;

•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•
foreign taxes, including withholding of payroll taxes;

•
difficulties staffing and managing foreign operations;

•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•
potential liability under the FCPA or comparable foreign regulations;

•
challenges enforcing contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, if applicable;

•
logistical challenges resulting from distributing our Products and product candidates to foreign countries; and

•
economic or business interruptions resulting from civil unrest or social, political, economic, or diplomatic developments, including geo-political actions, such as armed conflict or terrorism.

These and other risks associated with international operations may compromise our ability to earn revenue from arrangements with potential third-party partners for ZYNRELEF or our other Products or product candidates and, therefore, could adversely affect our business, operations and planned international expansion.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.8 billion through December 31, 2022. We expect to continue to generate substantial losses in the near future as we:

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

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $84.9 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launches of ZYNRELEF, APONVIE and our product candidates, if approved, and making some or all of our Products and our product candidates commercially available outside of the U.S.; the degree of commercial success of our Products and our product candidates, if approved; the scope, rate of progress, results and costs of preclinical testing and clinical trials; the timing and cost to manufacture our Products and our product candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals, including an expanded U.S. label for ZYNRELEF; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates; the impact of our restructuring plans; the extent of the impact of the ongoing COVID-19 pandemic on our business; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty.

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

•
the cost of establishing supply arrangements for clinical and commercial development of our Products and our product candidates; and

•
the extent of the evolving effects of the COVID-19 pandemic on our business, or other factors (including the current Russia-Ukraine conflict).

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

A significant amount of our assets is comprised of cash, cash equivalents and short-term investments. These investments of cash, cash equivalents and short-term investments are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crisis. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. As of March 10, 2023, we maintained a de minimis amount of cash and cash equivalents, in the low single digit millions of U.S. dollars, with SVB, all of which we were able to successfully recover.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Further, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

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

The outcome of clinical testing is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. In addition, regulations are not static, and regulatory agencies, including the FDA, alter their staff, interpretations and practices and may in the future impose more stringent requirements than are currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfying regulatory requirements typically takes a significant number of years and can vary substantially based on the type, complexity and novelty of the product candidate. Our business, results of operations and financial condition could be materially and adversely affected by any delays in, or termination of, our clinical trials. Factors that could impede our ability to generate commercially viable products through the conduct of clinical trials include:

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

Delays in, or suspensions and terminations of, clinical testing could increase our costs and delay our ability to obtain regulatory approval for, and commercialize, our product candidates.

Before we can receive regulatory approval for the commercial sale of our product candidates, the FDA and comparable authorities in non-U.S. jurisdictions require extensive preclinical safety testing and clinical trials to demonstrate their safety and efficacy. Significant delays in preclinical and clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. Our ability to complete clinical trials in a timely manner, or at all, has in the past been, and could in the future be impacted by, among other factors:

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

For example, in 2021 we terminated our GUARDS-1 Study, a Phase 2 clinical study evaluating CINVANTI in early hospitalized patients with COVID-19, early due to slowing enrollment caused by declining numbers in hospitalized patients in the first half of 2021. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the ability to obtain and maintain patient consents, whether enrolled subjects drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we investigate. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their activities, we have limited influence over CROs’ actual performance.

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

In the event we pursue the right to market and sell our Products or our product candidates in jurisdictions other than the U.S., we or our potential third-party partners would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we or our potential third-party partners may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our or our potential third-party partners’ ability to obtain approval elsewhere. If we or our potential third-party partners are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
federal “sunshine” laws, now known as Open Payments, that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the federal Physician Payments Sunshine Act within PPACA on drug manufacturers regarding any “payment or transfer of value” made or distributed to physicians, other healthcare professionals, and teaching hospitals as well as ownership and investment interests held by such physicians and their family; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•
increasingly complex standards for complying with foreign laws and regulations, including those of the EU, that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

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

We also are subject to the FCPA. In September 2020, ZYNRELEF was granted marketing authorization by the EC, our first such foreign regulatory approval. We are currently assessing the evolving global environment for pharmaceuticals and developing a coordinated global marketing strategy. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

For example, the PPACA includes numerous provisions that affect pharmaceutical companies. The PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the “sunshine” laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. In addition, the IRA extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our Products and our product candidates.

There have been, and we anticipate that there will be, healthcare reform measures that may be adopted in the future that may result in more rigorous coverage criteria and additional downward pressure on the reimbursement for healthcare products and services. These reform measures may limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payors are willing to pay. Moreover, in the U.S., there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

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

We are and may become subject to stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions and financial information (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA, which became operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Healthcare providers who prescribe our products and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We currently are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose data privacy and security laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we and the third parties upon which we rely may process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Further, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, employee email, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2022, we had a total of 33 issued U.S. patents and an additional 111 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 9 patents issued in the U.S. and by three patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036; foreign patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued (or registered) in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 15 patents issued in the U.S. and by 89 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering

ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to November 2036. APONVIE is covered by 9 patents issued in the U.S. and by three patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036; foreign patents covering APONVIE have expiration dates ranging from September 2035 to February 2036. HTX-034 is protected by 12 patents issued in the U.S. and by 89 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to November 2036. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents that may be granted to third parties in the future or which patents might be asserted to be infringed by any future manufacture, use or sale of our Products and our product candidates. In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications (“ANDA”) and, in doing so, certify that their products either do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as “Paragraph IV” litigation in the U.S. On July 27, 2022, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi USA, LLC (“Fresenius Kabi”) and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of the CINVANTI patents. These litigations could result in new or additional generic competition to any of our Products and our product candidates and a potential reduction in product revenue.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology and pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers.

Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Actions of activist stockholders could impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, liquidity, financial condition, and the trading price of our common stock.

While we value constructive input from investors and regularly engage in dialogue with our stockholders, and we welcome their views and opinions regarding strategy and performance, we may be subject to actions or proposals from activist stockholders that may not align with our business strategies or the interests of our other stockholders, and our Board of Directors and our management are committed to acting in the best interests of all of our stockholders. Accordingly, there is no assurance that the actions taken by our Board of Directors and our management in seeking to maintain constructive engagement with certain stockholders will be successful in preventing the occurrence of stockholder activist campaigns.

As previously reported, in February 2023, we entered into a Cooperation Agreement, dated February 21, 2023, with two of our stockholders, Rubric Capital Management LP and certain of its affiliates and Velan Capital Investment Management LP and certain of its affiliates (collectively, the “Investor Group”), regarding certain changes to the composition of our Board of Directors, including the appointment of three new independent directors, Adam Morgan, Craig Collard, and Kevin Kotler, to our Board of Directors, among other items.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with any proxy contest or activist stockholder request or action in the future, we may not be able or willing to respond successfully to the contest, request, or action, which could be significantly disruptive to our business. Even if we are successful, our business, results of operations, liquidity, financial condition, and trading price of our common stock could be adversely affected by any proxy contest or activist stockholder request or action involving us because:

•
responding to proxy contests and requests or actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty;

•
perceived uncertainties as to the future direction of the Company and our business may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•
if individuals are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our stockholders; and

•
if individuals are elected or appointed to our Board of Directors who do not agree with our strategic plan, the ability of our Board of Directors to function effectively could be adversely affected.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by activist stockholders and our responses thereto or the ultimate impact on our business, results of operations, liquidity, financial condition, and trading price of our common stock. Any such activist stockholder contests, requests or actions, or the mere public presence of activist stockholders among our stockholder base, could cause the market price of our common stock to experience periods of significant volatility or stagnation.

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

If we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Capital Market or other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space.

ITEM 3. LEGAL PROCEEDINGS.

On June 14, 2022, the Company received a paragraph IV notice of certification (the “Notice Letter”) from Fresenius Kabi advising that Fresenius Kabi had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229, 9,808,465, 9,974,742, 9,974,793, 9,974,794, 10,500,208, 10,624,850, 10,953,018, and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi’s ANDA.

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. The action is currently in fact discovery, and a five-day bench trial is scheduled for June 24, 2024. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve the ANDA until the earlier of December 14, 2024 or resolution of the litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on The Nasdaq Capital Market, under the symbol “HRTX.”

Stockholders

The number of record holders of our common stock as of March 14, 2023 was 90.

Dividend Policy

We have never paid dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021.

•
Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2022. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) are both approved in the United States (“U.S.”) for the prevention of chemotherapy-induced nausea and vomiting. ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the U.S., 31 European countries and Canada for the management of postoperative pain.

In September 2022, APONVIE™ (aprepitant) injectable emulsion (“APONVIE”) was approved in the U.S. for the prevention of postoperative nausea and vomiting and became commercially available in the U.S. in March 2023. We are also developing HTX-034, an investigational agent, our next generation product candidate for the management of postoperative pain.

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

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver our Products to our Customers. These costs include raw materials, labor, manufacturing and quality control overhead, and depreciation of equipment, as well as shipping and distribution costs. We expect cost of product sales to decrease in 2023, as large-scale manufacturing of ZYNRELEF and CINVANTI were validated in the fourth quarter of 2022. See the “Critical Accounting Policies and Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

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

We expect research and development expense to decrease in 2023 because (i) APONVIE was approved in September 2022, (ii) we received U.S. Food and Drug Administration (“FDA”) approval for two manufacturing supplements to the New Drug Application (“NDA”) for ZYNRELEF to add a large-scale supplier of our proprietary polymer and to add larger-scale manufacturing of ZYNRELEF, (iii) larger-scale manufacturing of CINVANTI was validated in the fourth quarter of 2022, and (iv) we submitted a supplemental NDA for ZYNRELEF to further expand the indication statement in December 2022.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, information technology, legal and human resource functions. Other general and administrative expense includes professional fees for legal, investor relations, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense. We expect general and administrative expense in 2023 to remain comparable with 2022.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to launch activities for ZYNRELEF, ongoing costs related to CINVANTI and SUSTOL, and launch preparation activities for APONVIE. We expect sales and marketing expense to decrease in 2023, as 2022 included one-time launch preparation costs for ZYNRELEF and the APONVIE launch will leverage our existing commercial organization in the acute care setting, with no additional field force and limited external spend.

Other Expense, Net

Other expense, net primarily consists of interest expense and the amortization of debt issuance costs related to our convertible notes payable, write-off of property and equipment, and income earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies is provided in Note 2 to our Consolidated Financial Statements.

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

Management considers an accounting estimate to be critical if: it requires a significant level of estimation uncertainty, and changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.

We believe the following critical accounting policies and estimates describe the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Product Sales

Our Products are distributed in the U.S. through a limited number of Customers that resell to healthcare providers and hospitals, the end users of our Products.

Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for our Products. To determine revenue recognition for contracts with customers, we perform the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations.

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

We believe our estimated allowances for distributor fees, group purchasing organization discounts, rebates and administrative fees and Medicaid rebates do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We allow our Customers to return product for credit for up to 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product. We regularly monitor our estimates and record adjustments when return trends, contract terms or other significant events indicate that a change in estimates is appropriate. To date, our estimates have not differed materially from actual returns. However, subsequent changes in estimates may result in a material change to our product sales allowances, which could materially affect our results of operations and financial position.

Investments

We invest in various types of securities, including U.S. treasury bills and government agency obligations, corporate debt securities and commercial paper. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statements of financial positions. To date, our estimates have not differed materially from actual values. However, subsequent changes in estimates may result in a material change to the value of our cash equivalents and short-term investments, which could materially affect our results of operations and financial position.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Cost of product sales for the year ended December 31, 2022 included charges of $8.9 million, resulting primarily from the write-off of short-dated ZYNRELEF inventory. In addition, cost of product sales for the year ended December 31, 2021 included charges of $3.8 million, resulting from the write-off of short-dated SUSTOL inventory.

Accrued Research and Development Expenses

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgment may be required include, among other things, costs associated with services provided by contract organizations for preclinical and clinical development, and manufacturing of our Products and product candidates. We accrue for costs incurred as the services are being provided by monitoring the status of the services provided, and the invoices received from our external service providers. In the case of clinical trials, we rely on estimates of the progress of the clinical trials and related expenses incurred. Changes to estimates are recorded to research and development expense in the period in which the facts that gave rise to the revision become known. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change to our accruals, which could also materially affect our results of operations and financial position.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. At December 31, 2022, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. To date, our estimates have not materially changed. However, subsequent changes in estimates may result in a significant change to our deferred tax assets and liabilities, which could materially affect our results of operations and financial position.

Stock-based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option pricing model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on our historical stock price volatility. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. To date, our assumptions used in our calculation of stock-based compensation expense has not significantly changed. However, subsequent changes in our assumptions could impact our stock-based compensation expense, which could materially affect our net loss and net loss per share.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2022 and 2021

Net Product Sales

For the year ended December 31, 2022, net product sales were $107.7 million, compared to $86.3 million for the same period in 2021.

Net Product Sales – Oncology Care

For the year ended December 31, 2022, net product sales of CINVANTI were $87.3 million, compared to $73.5 million for the same period in 2021. For the year ended December 31, 2022, net product sales of SUSTOL were $10.2 million, compared to $9.9 million for the same period in 2021.

Net Product Sales – Acute Care

For the year ended December 31, 2022, net product sales of ZYNRELEF were $10.2 million, which was net of $0.5 million in returns for short-dated product. Short-dated product returns were due to delays in obtaining initial FDA approval of ZYNRELEF. For the year ended December 31, 2021, net product sales of ZYNRELEF were $2.9 million, which was net of $45,000 in returns for short-dated product. We commenced commercial sales of ZYNRELEF in the U.S. in July 2021.

Cost of Product Sales

For the year ended December 31, 2022, cost of product sales was $54.9 million, compared to $46.0 million for the same period in 2021. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the year ended December 31, 2022, cost of product sales also included charges of $8.9 million, resulting primarily from the write-off of short-dated ZYNRELEF inventory. For the year ended December 31, 2021, cost of product sales also included charges of $3.8 million, resulting from the write-off of short-dated SUSTOL inventory.

Prior to FDA approval, $23.6 million of costs to manufacture ZYNRELEF were recorded to research and development expense in prior periods. We began capitalizing raw materials, labor and overhead related to the manufacturing of ZYNRELEF following FDA approval in May 2021.

We began capitalizing raw materials, labor and overhead related to the manufacturing of APONVIE following FDA approval in September 2022. There were no costs incurred prior to FDA approval for the commercial manufacturing of APONVIE.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2022	2021
ZYNRELEF-related costs	$46,929	$46,804
CINVANTI-related costs	5,594	8,711
APONVIE-related costs	942	6,232
HTX-034-related costs	803	3,260
SUSTOL-related costs	1,902	1,435
Personnel costs and other expenses	33,427	44,897
Stock-based compensation expense	17,909	19,482
Total research and development expense	$107,506	$130,821

For the year ended December 31, 2022, research and development expense was $107.5 million, compared to $130.8 million for the same period in 2021. This decrease was primarily due to decreases in personnel and related costs of $11.5 million, as well as decreases in costs related to APONVIE, CINVANTI and HTX-034 of $5.3 million, $3.1 million and $2.5 million, respectively.

General and Administrative Expense

For the year ended December 31, 2022, general and administrative expense was $37.4 million, compared to $40.2 million for the same period in 2021. This decrease was primarily due to a reduction in facility-related costs as we subleased a portion of our leased space beginning in March 2022.

Sales and Marketing Expense

For the year ended December 31, 2022, sales and marketing expense was $82.5 million, compared to $87.2 million for the same period in 2021. This decrease was primarily due to a decrease in costs to support the ongoing commercialization of CINVANTI and SUSTOL, partially offset by an increase in costs to support the launch activities for ZYNRELEF.

Other Expense, Net

For the year ended December 31, 2022, other expense, net was $7.4 million, compared to $2.9 million for the same period in 2021. The increase was primarily due to the write-off of property and equipment at a third-party manufacturing site, partially offset by an increase in interest income earned on our short-term investments.

Restructuring Plans

See Note 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for discussion of the restructuring plans implemented in October 2021 and June 2022.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $1.8 billion and cash, cash equivalents and short-term investments of $84.9 million. In addition, our net loss for the year ended December 31, 2022 was $182.0 million. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued, however, based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.

In order to meet our cash requirements, we may be required to obtain additional funds and if we are not able to obtain adequate funds, we may be required to delay, reduce the scope of, or eliminate activities to support our Products and reduce personnel and related costs, which could have a material adverse effect on our business.

Our capital requirements and liquidity for the next twelve months will depend on numerous factors, including but not limited to: the degree of commercial success of our Products; the impact of competitive products; the timing and cost to manufacture our Products; the costs associated with the U.S. commercial launch of ZYNRELEF and APONVIE; the time, cost and outcome involved in seeking a further expanded label for ZYNRELEF in the U.S.; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Products and product candidates; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty.

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

Our net loss for the year ended December 31, 2022 was $182.0 million, or $1.67 per share, compared to a net loss of $220.7 million, or $2.24 per share for the same period in 2021.

Our net cash used in operating activities for the year ended December 31, 2022 was $146.9 million, compared to $203.4 million for the same period in 2021. The decrease in net cash used in operating activities was primarily due to changes in working capital, as well as a decrease in net loss.

Our net cash used for investing activities for the year ended December 31, 2022 was $3.3 million, compared to net cash provided by investing activities of $32.7 million for the same period in 2021. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $1.7 million for the year ended December 31, 2022, compared to net maturities of $35.7 million for the same period in 2021.

Our net cash provided by financing activities for the year ended December 31, 2022 was $75.1 million, compared to $156.0 million for the same period in 2021. The decrease in cash provided by financing activities was primarily due to net proceeds of $149.0 million from a convertible note financing received in May 2021, partially offset by net proceeds of $75.1 million received from a private placement in August 2022.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Material Cash Requirements

As of December 31, 2022, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. As of December 31, 2022, we had total operating lease obligations of $9.1 million, with $3.0 million due in one year and $6.1 million due within two to three years.

At December 31, 2022, capital expenditures consisted of non-cancellable commitments for equipment at our third-party manufacturers. Total capital expenditures of $0.7 million were not included in our consolidated financial statements for the year ended December 31, 2022 and are due within one year. We intend to use our current financial resources to fund our commitments under the capital expenditure obligations.

At December 31, 2022, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our Products. Total purchase obligations of $103.7 million were not included in our consolidated financial statements for the year ended December 31, 2022, with $38.7 million due in one year and $65.0 million due within two to three years. We intend to use our current financial resources to fund our commitments under these purchase obligations.

As of December 31, 2022, $150.0 million aggregate principal amount of the convertible notes were outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The convertible notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

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

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REport of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Heron Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Product Returns

Description of the Matter

As discussed in Note 5 to the consolidated financial statements, the Company earns its revenue through the sale of its products, CINVANTI, SUSTOL and ZYNRELEF, to specialty distributors. Such revenue totaled $107.7 million for the year ended December 31, 2022. The amount of revenue recognized is net of product sales allowances for product returns, distributor fees, group purchase organization fees, discounts and rebates, and Medicare rebates, which totaled $181.1 million for the year ended December 31, 2022. The allowances are recorded in the same period that the related revenue is recognized and create variability in the consideration that the Company expects to receive. Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of product returns. Therefore, we identified management's allowance for product returns as a critical audit matter.

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

Additionally, we tested the mathematical accuracy of management’s calculation of revenue, net of product sales allowances, including product returns, and the associated timing of revenue recognition, in the consolidated financial statements.

Assessment of the Company’s Ability to Continue as a Going Concern

Description of the Matter

As discussed in Note 1 to the consolidated financial statements, such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has identified conditions that raise substantial doubt about its ability to continue as a going concern and has concluded that such substantial doubt is alleviated as a result of consideration of their plans.

We identified management’s assessment of their ability to continue as a going concern as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions regarding the cash flow projections, including revenue projections, operating expense projections, and the timing of cash flows.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
obtaining an understanding of the Company's process for determining their ability to continue as a going concern, which included management's analysis over the inputs and assumptions used to forecast future cash flows in the going concern analysis,

•
evaluating the significant assumptions used in developing the financial projections,

•
evaluating the sensitivity to change of assumptions used, including revenue projections and operating expense projections, and

•
assessing management’s financial projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2006.

San Francisco, California

March 29, 2023

PCAOB ID Number 100

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$15,364	$90,541
Short-term investments	69,488	67,039
Accounts receivable, net	52,049	35,499
Inventory	54,573	48,382
Prepaid expenses and other current assets	13,961	12,962
Total current assets	205,435	254,423
Property and equipment, net	22,160	23,734
Right-of-use lease assets	7,645	9,829
Other assets	15,711	17,720
Total assets	$250,951	$305,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,225	$3,803
Accrued clinical and manufacturing liabilities	24,468	23,716
Accrued payroll and employee liabilities	13,416	15,263
Other accrued liabilities	38,552	25,859
Current lease liabilities	2,694	2,417
Total current liabilities	82,355	71,058
Non-current lease liabilities	5,499	7,996
Non-current convertible notes payable, net	149,284	149,082
Other non-current liabilities	241	—
Total liabilities	237,379	228,136
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,500 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value: 150,000 shares authorized; 119,155 and 102,005 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,191	1,020
Additional paid-in capital	1,807,855	1,689,987
Accumulated other comprehensive loss	(19)	(6)
Accumulated deficit	(1,795,455)	(1,613,431)
Total stockholders’ equity	13,572	77,570
Total liabilities and stockholders’ equity	$250,951	$305,706

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021

Revenues:
Net product sales	$107,672	$86,346
Operating expenses:
Cost of product sales	54,874	46,021
Research and development	107,506	130,821
General and administrative	37,437	40,153
Sales and marketing	82,513	87,179
Total operating expenses	282,330	304,174
Loss from operations	(174,658)	(217,828)
Other expense, net:
Interest income	1,638	433
Interest expense	(2,474)	(2,410)
Other income (expense)	(6,530)	(878)
Total other expense, net	(7,366)	(2,855)
Net loss	(182,024)	(220,683)
Other comprehensive loss:
Unrealized losses on short-term investments	(13)	(263)
Comprehensive loss	$(182,037)	$(220,946)
Basic and diluted net loss per share	$(1.67)	$(2.24)
Shares used in computing basic and diluted net loss per share	108,876	98,471

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	91,310	$913	$1,628,070	$257	$(1,392,748)	$236,492
Conversion benefit included in Convertible Notes issued	—	—	230	—	—	230
Issuance of common stock under Employee Stock Purchase Plan	175	2	2,137	—	—	2,139
Issuance of common stock under equity incentive plan	476	5	4,921	—	—	4,926
Issuance of common stock on exercise of warrants	195	2	(2)	—	—	—
Issuance of common stock on conversion of Convertible Notes	9,849	98	7,780	—	—	7,878
Stock-based compensation expense	—	—	46,851	—	—	46,851
Net loss	—	—	—	—	(220,683)	(220,683)
Net unrealized loss on short-term investments	—	—	—	(263)	—	(263)
Comprehensive loss	—	—	—	—	—	(220,946)
Balance, December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under Employee Stock Purchase Plan	407	4	1,440	—	—	1,444
Issuance of common stock under equity incentive plan	614	6	(1,536)	—	—	(1,530)
Issuance of common stock in a private placement	16,129	161	74,984	—	—	75,145
Stock-based compensation expense	—	—	42,980	—	—	42,980
Net loss	—	—	—	—	(182,024)	(182,024)
Net unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Comprehensive loss	—	—	—	—	—	(182,037)
Balance, December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021
Operating activities:
Net loss	$(182,024)	$(220,683)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	42,980	46,851
Depreciation and amortization	2,889	3,021
Amortization of debt discount	—	785
Amortization of debt issuance costs	202	119
Amortization of premium (accretion of discount) on short-term investments	(736)	332
Impairment of property and equipment	209	478
Loss on disposal of property and equipment	74	822
Change in operating assets and liabilities:
Accounts receivable	(16,550)	6,351
Inventory	(6,191)	(6,477)
Prepaid expenses and other assets	1,010	(8,386)
Accounts payable	(578)	3,278
Accrued clinical and manufacturing liabilities	752	(26,246)
Accrued payroll and employee liabilities	(1,847)	1,666
Other accrued liabilities	12,898	(5,265)
Net cash used in operating activities	(146,912)	(203,354)
Investing activities:
Purchases of short-term investments	(145,683)	(129,221)
Maturities and sales of short-term investments	143,957	164,940
Purchases of property and equipment	(1,825)	(3,022)
Proceeds from the sale of property and equipment	227	32
Net cash provided by (used in) investing activities	(3,324)	32,729
Financing activities:
Net proceeds from sale of common stock	75,145	—
Net proceeds from convertible notes financing	—	148,963
Proceeds from purchases under the Employee Stock Purchase Plan	1,444	2,139
Proceeds from (payments for) stock issued under the equity incentive plan	(1,530)	4,926
Net cash provided by financing activities	75,059	156,028
Net decrease in cash and cash equivalents	(75,177)	(14,597)
Cash and cash equivalents at beginning of year	90,541	105,138
Cash and cash equivalents at end of year	$15,364	$90,541
Supplemental disclosure of cash flow information:
Interest paid	$2,250	$1,244

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

CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) are both approved in the United States (“U.S.”) for the prevention of chemotherapy-induced nausea and vomiting. ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the U.S., 31 European countries and Canada for the management of postoperative pain.

In September 2022, APONVIE™ (aprepitant) injectable emulsion (“APONVIE”) was approved in the U.S. for the prevention of postoperative nausea and vomiting and became commercially available in the U.S. in March 2023. We are also developing HTX-034, an investigational agent, our next-generation product candidate for the management of postoperative pain.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We have incurred significant operating losses and negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $1.8 billion and cash, cash equivalents and short-term investments of $84.9 million. In addition, our net loss for the year ended December 31, 2022 was $182.0 million. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued, however, based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

In order to meet our cash requirements, we may be required to obtain additional funds and if we are not able to obtain adequate funds, we may be required to delay, reduce the scope of, or eliminate activities to support our Products and reduce personnel and related costs, which could have a material adverse effect on our business.

Our capital requirements and liquidity for the next twelve months will depend on numerous factors, including but not limited to: the degree of commercial success of our Products; the impact of competitive products; the timing and cost to manufacture our Products; the costs associated with the U.S. commercial launch of ZYNRELEF and APONVIE; the time, cost and outcome involved in seeking a further expanded label for ZYNRELEF in the U.S.; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our Products and product candidates; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty.

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

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value (see Note 3). Our convertible notes outstanding at December 31, 2022 and 2021 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk on our cash, cash equivalents and short-term investments.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Year Ended December 31, 2022	As of December 31, 2022
Customer A	43.5%	51.6%
Customer B	36.4%	32.5%
Customer C	18.8%	15.0%
Total	98.7%	99.1%

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

As of December 31, 2022 and 2021, we determined that an allowance for doubtful accounts was not required. For the years ended December 31, 2022 and 2021, we did not have any material write-offs any accounts receivable balances.

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

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board (the “FASB”) ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

•
Distributor Fees—We pay distribution service fees to our Customers based on a contractually fixed percentage of the wholesale acquisition cost and fees for data. These fees are paid no later than two months after the quarter in which product was shipped.

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

Income Taxes

We recognize the impact of a tax position in our consolidated financial statements if the position is more likely than not to be sustained on examination and on the technical merits of the position. The total amount of unrecognized tax benefits, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect our effective tax rate, since we maintain a full valuation allowance against our deferred tax assets (see Note 12). We recognize interest and penalties related to income tax matters in income tax expense.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive net loss for both periods presented.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, restricted stock units, warrants and shares of common stock underlying convertible notes are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

Because we have incurred a net loss for both periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2022	2021
Stock options outstanding	20,749	18,944
Restricted stock units outstanding	3,167	2,803
Warrants outstanding	8,548	—
Shares of common stock underlying convertible notes outstanding	9,819	9,819

Recent Accounting Pronouncements

Adopted in 2022

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. ASU 2020-06 also amends and simplifies the calculation of earnings per share relating to convertible instruments. On January 1, 2022, we adopted the provisions of ASU 2020-06 using the modified retrospective approach, which did not have a material impact on our results of operations, cash flows, financial condition and related disclosures (see Note 8 for further details).

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of these such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,867	$13,867	$—	$—
U.S. treasury bills and government agency obligations	35,715	35,715	—	—
U.S. corporate debt securities	1,497	—	1,497	—
U.S. commercial paper	5,481	—	5,481	—
Foreign commercial paper	28,292	—	28,292	—
Total	$84,852	$49,582	$35,270	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$86,043	$86,043	$—	$—
U.S. corporate debt securities	15,006	—	15,006	—
Foreign corporate debt securities	10,548	—	10,548	—
U.S. commercial paper	10,496	—	10,496	—
Foreign commercial paper	35,487	—	35,487	—
Total	$157,580	$86,043	$71,537	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2022, cash equivalents included $1.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $69.5 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2021, cash equivalents included $4.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $67.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2022 and 2021 are included in cash and cash equivalents on the consolidated balance sheets.

4.
Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$35,734	$—	$(19)	$35,715
U.S. commercial paper	5,481	—	—	5,481
Foreign commercial paper	28,292	—	—	28,292
Total	$69,507	$—	$(19)	$69,488

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt securities	$15,009	$—	$(3)	$15,006
Foreign corporate debt securities	10,551	—	(3)	10,548
U.S. commercial paper	5,998	—	—	5,998
Foreign commercial paper	35,487	—	—	35,487
Total	$67,045	$—	$(6)	$67,039

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2022 and 2021.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the years ended December 31, 2022 and 2021, we recorded $13,000 and $263,000, respectively, in net unrealized losses associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the years ended December 31, 2022 and 2021.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$15,137	$21,193
Work in process	20,723	20,935
Finished goods	18,713	6,254
Total inventory	$54,573	$48,382

As of December 31, 2022, total inventory included $30.9 million related to ZYNRELEF, $19.9 million related to CINVANTI, $2.6 million related to SUSTOL and $1.2 million related to APONVIE. As of December 31, 2021, total inventory included $23.6 million related to ZYNRELEF, $23.1 million related to CINVANTI, and $1.7 million related to SUSTOL. Cost of product sales for the year ended December 31, 2022 included charges of $8.9 million, resulting primarily from the write-off of short-dated ZYNRELEF inventory. In addition, cost of product sales for the year ended December 31, 2021 included charges of $3.8 million, resulting from the write-off of short-dated SUSTOL inventory.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$21,120	$27,945
Other receivables	6,197	103
Prepaid insurance	1,947	2,135
Deposits	254	254
Interest receivable	154	245
Total prepaid expenses and other assets	$29,672	$30,682

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Scientific equipment	$33,318	$33,403
Leasehold improvements	647	610
Computer equipment and software	1,506	1,497
Furniture, fixtures and office equipment	982	1,467
Property and equipment, gross	36,453	36,977
Less: accumulated depreciation and amortization	(14,293)	(13,243)
Property and equipment, net	$22,160	$23,734

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $2.9 million and $3.0 million, respectively. As of December 31, 2022 and 2021, $5.4 million and $15.9 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued employee salaries and benefits	$2,134	$1,784
Accrued bonuses	7,783	9,439
Accrued vacation	3,499	4,040
Total accrued payroll and employee liabilities	$13,416	$15,263

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued product sales allowances	$33,317	$22,560
Accrued consulting and professional fees	4,236	2,666
Accrued accounts payable	363	70
Other accrued liabilities	636	563
Total other accrued liabilities	$38,552	$25,859

5.
Revenue Recognition

The following table provides disaggregated net product sales (in thousands):

	For the Years Ended December 31,
	2022	2021
CINVANTI net product sales	$87,245	$73,507
SUSTOL net product sales	10,231	9,915
ZYNRELEF net product sales	10,196	2,924
Total net product sales	$107,672	$86,346

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

			Discounts,
			Rebates and
	Product	Distributor	Administrative
	Returns	Fees	Fees	Total
Balance at December 31, 2021	$2,579	$3,466	$16,515	$22,560
Provision	1,546	21,153	158,384	181,083
Payments/credits	(789)	(20,439)	(149,098)	(170,326)
Balance at December 31, 2022	$3,336	$4,180	$25,801	$33,317

6.
Commitments and Contingencies

Leases

As of December 31, 2022, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew the lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the year ended December 31, 2022, we paid $2.9 million for our operating lease.

Annual future minimum lease payments as of December 31, 2022 are as follows (in thousands):

Year ended December 31:
2023	$2,969
2024	3,030
2025	3,097
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	9,096
Less: discount	(903)
Total lease liabilities	$8,193

Rent expense under all operating leases totaled $2.8 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively.

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

Purchase Obligations

At December 31, 2022, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our commercial products. Total purchase obligations of $103.7 million were not included in our consolidated financial statements for the year ended December 31, 2022, with $38.7 million due in one year and $65.0 million due within two to three years.

7.
Reorganization

In June 2022, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities is $5.4 million, $5.0 million of which is primarily for severance and $0.4 million of which is for non-cash, stock-based compensation expense related to stock award modifications. For the year ended December 31, 2022, we recognized $5.4 million of the total expense, $4.2 million of which was included in research and development expense, $1.0 million of which was included in sales and marketing expense, and $0.2 million of which was included in general and administrative expense. We anticipate that the cash payments due to terminated employees will be substantially completed in the first quarter of 2023. As of December 31, 2022, we have paid $4.1 million of the total cash severance charges.

In October 2021, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continued benefits for a specific period of time, outplacement services and certain stock option modifications. The total expense for these activities was $1.4 million, $1.3 million of which was primarily for severance and $0.1 million of which was for non-cash, stock-based compensation expense related to stock option modifications. The total expense was recognized in the fourth quarter of 2021, with $1.2 million included in research and development expense and $0.2 million included in sales and marketing expense. As of December 31, 2022, we have paid $1.3 million of the total cash severance charges.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the year ended December 31, 2022, interest expense related to the Notes was $2.5 million, which included $2.3 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs. As of December 31, 2022, the carrying value of the Notes was $149.3 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.7 million.

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

The Convertible Notes contained an embedded conversion feature that was in-the-money on the issuance dates. Based on an effective fixed conversion rate of 1,250 shares for every $1,000 of principal and accrued interest due under the Convertible Notes, the total conversion benefit at issuance exceeded the loan proceeds. Therefore, a debt discount was recorded in an amount equal to the face value of the Convertible Notes on the issuance dates, and we amortized the resultant debt discount over the respective 10-year term of the Convertible Notes which ended in May 2021. For the year ended December 31, 2021 interest expense relating to the stated rate was $0.2 million and interest expense relating to the amortization of the debt discount was $0.8 million.

In May 2021, holders of the Convertible Notes exercised their right to convert the outstanding principal and accrued interest into shares, which resulted in the issuance of 9.8 million shares of common stock. Upon issuance of these shares, there were no remaining obligations under the Convertible Notes.

9.
Stockholders’ Equity

2022 Private Placement

On August 8, 2022, we entered into an agreement to sell 16.1 million shares of our common stock in a private placement at a purchase price of $3.10 per share. In addition, as a component of the private placement, we agreed to sell 8.5 million pre-funded warrants to purchase shares of our common stock at a purchase price of $3.0999 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and pre-funded warrants is $75.1 million (net of $1.4 million in issuance costs). In October 2022, we filed a registration statement with the SEC to register for resale 24.6 million shares of our common stock. The registration statement was declared effective on October 18, 2022.

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

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2022 were as follows:

Number of
Shares
Stock options outstanding	20,749
Restricted stock units outstanding	3,167
Stock options available for grant	985
Employee Stock Purchase Plan	645
Shares of common stock underlying warrants	8,548
Shares of common stock underlying convertible notes outstanding (see Note 8)	9,819
Total shares reserved for future issuance	43,913

10.
Equity Incentive Plans

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”) at which time a maximum of 10,000 shares of common stock were available for issuance. In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019, June 2021 and May 2022, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000, 200,000, 300,000, 200,000 and 850,000 shares, respectively, for a total of 1,825,000 shares reserved at December 31, 2022. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 6 months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 406,421 and 175,228 shares in 2022 and 2021, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2022 and 2021 was $3.55 and $12.21, respectively. As of December 31, 2022, 1,180,399 shares of common stock have been issued under the ESPP and 644,601 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Amended and Restated Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019, June 2021 and May 2022, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000, 5,000,000, 7,000,000, 2,000,000 and 2,900,000 shares of common stock, respectively, resulting in an aggregate of 30,700,000 shares of common stock authorized for issuance as of December 31, 2022. At December 31, 2022, there were 985,119 shares available for future grant under the 2007 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

In 2014 and 2013, we granted options to certain employees outside of our stockholder approved stock option plans. All options to purchase our common stock were granted with an exercise price that equals fair market value of the underlying common stock on the grant dates and expire no later than 10 years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable 4 years after the date of grant, provided, however, that we have also issued stock options awards that are subject to performance vesting requirements. All stock option grants issued outside of our stockholder approved plans have been registered on Form S-8 with the SEC.

In 2020, we began granting restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2007 Plan. We satisfy such grants through the issuance of new shares upon vesting.

The following table summarizes the stock option plan activity:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2021	18,943,937	$18.71
Granted	5,296,547	$3.11
Exercised	—	$-
Cancelled	(3,491,135)	$19.40
Balance at December 31, 2022	20,749,349	$14.61

	Outstanding RSUs
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2021	2,803,193	$11.51
Granted	1,831,508	$2.73
Released	(899,966)	$11.45
Forfeited	(567,338)	$11.47
Balance at December 31, 2022	3,167,397	$6.46

For the year ended December 31, 2022, equity awards cancelled (included in options outstanding) consisted of 1,227,682 options forfeited with a weighted-average exercise price of $15.57 and 2,263,453 options expired with a weighted-average exercise price of $21.47.

As of December 31, 2022, options exercisable have a weighted-average remaining contractual term of 6.4 years. There were no option exercises during the year ended December 31, 2022. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the year ended December 31, 2021 was $0.7 million. As of December 31, 2022, there were no options outstanding and exercisable that were in-the-money. As of December 31, 2021, the total intrinsic value of options outstanding and exercisable was $1.7 million.

	Years Ended December 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Exercisable at end of year	13,650,210	$17.86	12,243,887	$19.13
Options vested or expected to vest	20,183,769	$14.82	18,416,243	$18.77

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2022 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Outstanding	Range of	Contractual	Exercise	Options	Options
Options	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable
1,440,440	$2.49–$2.74	9.88	$2.70	2,369	$2.74
3,483,035	$2.88–$3.17	9.32	3.17	764,820	3.17
3,758,189	$3.30–$13.00	4.43	9.84	2,922,363	9.94
3,484,856	$13.05–$15.72	6.83	15.33	2,166,837	15.20
3,346,234	$15.75–$23.90	4.72	17.93	3,154,236	17.91
5,236,595	$24.40–$39.00	5.85	26.32	4,639,585	26.49
20,749,349		6.44	14.61	13,650,210	17.86

On December 31, 2022, we had reserved 23,916,746 shares of common stock for future issuance on exercise of outstanding options and vesting of outstanding restricted stock units granted under the 2007 Plan, as well as the non-plan grants.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2022	2021
Research and development	$17,909	$19,482
General and administrative	11,688	11,816
Sales and marketing	13,383	15,553
Total stock-based compensation expense	$42,980	$46,851

As of December 31, 2022, there was $51.9 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 1.9 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2022	2021
Risk-free interest rate	3.3%	1.1%
Dividend yield	—%	—%
Volatility	62.0%	62.6%
Expected life (years)	6	6

ESPP:

	December 31,
	2022	2021
Risk-free interest rate	3.2%	0.1%
Dividend yield	—%	—%
Volatility	83.8%	46.9%
Expected life (months)	6	6

The weighted-average fair value of options granted was $1.71 and $7.10 for the years ended December 31, 2022 and 2021, respectively.

The weighted-average fair value of shares purchased through the ESPP was $1.65 and $3.64 for the years ended December 31, 2022 and 2021, respectively.

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

11.
Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. In the past three calendar years, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $9,150 and $8,700 for the years ended December 31, 2022 and 2021, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2022 and 2021, we contributed $1.4 million and $1.3 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

12.
Income Taxes

For the years ended December 31, 2022 and 2021, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2022	2021
Tax at statutory federal rate	$(38,225)	$(46,343)
State tax, net of federal benefit	(13,898)	(8,683)
Research and development credits	(3,531)	(4,173)
Stock-based compensation expense	5,857	4,584
Non-deductible compensation	2,104	1,970
Employee retention credit adjustment	(1,265)	—
Change in valuation allowance	46,452	51,459
Other	2,506	1,186
Provision for income taxes	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$313,834	$294,189
Research and development credits	60,245	55,789
Section 174 capitalized research and development	20,903	—
Stock-based compensation	23,991	23,342
Lease liabilities	2,052	2,564
Other	3,693	3,953
Total gross deferred tax assets	424,718	379,837
Deferred tax liabilities:
Right-of-use lease assets	(1,914)	(2,420)
Total gross deferred tax liabilities	(1,914)	(2,420)
Valuation allowance	(422,804)	(377,417)
Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2022 and 2021 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2022, we had federal and state net operating loss (“NOL”) carryforwards of $1.3 billion and $891.7 million, respectively. The federal NOL carryforwards consist of $542.7 million generated before January 1, 2018, which will begin to expire in 2023, and $718.2 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2022, we had federal and state research and development credit carryforwards of $49.3 million and $22.2 million, respectively. The federal research and development credit carryforwards will begin to expire in 2023. The state research and development credit carryforwards will be carried forward indefinitely.

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

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2002 to 2022 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$9,631	$7,406
Increase (decrease) for tax positions of prior years	(200)	107
Increase based on tax positions related to current year	1,804	2,118
Balance at end of year	$11,235	$9,631

Due to our valuation allowance, the $11.2 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act includes changes to the tax provisions that benefits business such as the Employee Retention Credit (“ERC”). The ERC provides an eligible employer with a tax credit that is allowed against certain employment taxes. We qualified for federal government assistance through the ERC provisions for the period between January 1, 2021 and September 30, 2021. We recognize government grants when there is reasonable assurance of compliance with grant conditions and receipt of the credits. As of December 31, 2022, we expect one-time refunds totaling $6.0 million, which are included in the consolidated balance sheets as prepaid expenses and other current assets, as well as in the consolidated statements of operations and comprehensive loss as an offset to the related employee expenses within research and development, general and administrative, and sales and marketing expenses.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to IRC Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and over a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $21 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm due to the Company meeting the definition of a smaller reporting company and the established rules of the SEC related to smaller reporting companies.

(c)
Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

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

4.6	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)
10.1*	1997 Employee Stock Purchase Plan, as amended to date (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit B, filed on April 25, 2022)
10.2*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A, as Exhibit A, filed on April 25, 2022)
10.3*	Form of 2007 Equity Incentive Plan Stock Option Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)
10.4*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)
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

Commercial Supply Agreement, dated December 8, 2015, by and between the Company and SAFC, Inc. (incorporated by reference to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2015, as Exhibit 10.36, filed on December 23, 2016)

10.12*

Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)

10.13

Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)

10.14

First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

10.15

Second Amendment to Lease, dated May 8, 2018, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as Exhibit 10.1, filed on May 10, 2018)

10.16

Third Amendment to Lease, dated December 19, 2019, by and between the Company and ARE-SD Region No. 61, LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on December 20, 2019)

10.17

Note Purchase Agreement, dated as of May 24, 2021, by and among Heron Therapeutics, Inc. and funds affiliated with Baker Bros. Advisors, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 25, 2021)

10.18

Fourth Amendment to Lease, dated October 13, 2021, by and between the Company and ARE-SD Region No. 61, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as Exhibit 10.1, filed on November 3, 2021)

10.19*

Executive Employment Agreement, dated March 17, 2016, by and between the Company and David Szekeres (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as Exhibit 10.1, filed on August 9, 2022)

10.20

Securities Purchase Agreement, dated August 8, 2022, by and among the Company and the Purchasers signatory thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)

10.21

Cooperation Agreement, dated February 21, 2023, by and among Heron Therapeutics, Inc., Rubric Capital Management LP, the persons and entities listed on Schedule A thereto, Velan Capital Investment Management LP, and the persons and entities listed on Schedule B thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on February 22, 2023)

23.1	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Management contract or compensatory plan, contract or arrangement.

+ Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

#The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

DATE: March 29, 2023	BY:	/s/ BARRY QUART
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

Signature	Title	Date

/s/ BARRY QUART	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2023
Barry Quart, Pharm.D.

/s/ LISA PERAZA	Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)	March 29 2023
Lisa Peraza

/s/ CRAIG COLLARD	Director	March 29, 2023
Craig Collard

/s/ SHARMILA DISSANAIKE	Director	March 29, 2023
Sharmila Dissanaike

/s/ CRAIG JOHNSON	Director	March 29, 2023
Craig Johnson

/s/ KEVIN KOTLER	Director	March 29, 2023
Kevin Kotler

/s/ ADAM MORGAN	Director	March 29, 2023
Adam Morgan

/s/ SUSAN RODRIGUEZ	Director	March 29, 2023
Susan Rodriguez

/s/ CHRISTIAN WAAGE	Director	March 29, 2023
Christian Waage