Form 10-Q
period 2023-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2023-05-11
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2023 was 119,714,575.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$27,090	$15,364
Short-term investments	32,932	69,488
Accounts receivable, net	51,448	52,049
Inventory	52,059	54,573
Prepaid expenses and other current assets	14,630	13,961
Total current assets	178,159	205,435
Property and equipment, net	21,512	22,160
Right-of-use lease assets	7,071	7,645
Other assets	14,136	15,711
Total assets	$220,878	$250,951
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,065	$3,225
Accrued clinical and manufacturing liabilities	21,273	24,468
Accrued payroll and employee liabilities	9,510	13,416
Other accrued liabilities	40,290	38,552
Current lease liabilities	2,762	2,694
Total current liabilities	77,900	82,355
Non-current lease liabilities	4,831	5,499
Non-current convertible notes payable, net	149,335	149,284
Other non-current liabilities	241	241
Total liabilities	232,307	237,379
Stockholders’ equity (deficit):
Common stock	1,193	1,191
Additional paid-in capital	1,815,592	1,807,855
Accumulated other comprehensive income (loss)	9	(19)
Accumulated deficit	(1,828,223)	(1,795,455)
Total stockholders’ equity (deficit)	(11,429)	13,572
Total liabilities and stockholders’ equity (deficit)	$220,878	$250,951

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product sales	$29,615	$23,457
Operating expenses:
Cost of product sales	16,854	11,355
Research and development	13,817	42,070
General and administrative	10,853	9,533
Sales and marketing	21,154	23,422
Total operating expenses	62,678	86,380
Loss from operations	(33,063)	(62,923)
Other income (expense), net	295	(965)
Net loss	(32,768)	(63,888)
Other comprehensive loss:
Unrealized gains (losses) on short-term investments	28	(2)
Comprehensive loss	$(32,740)	$(63,890)
Basic and diluted net loss per share	$(0.27)	$(0.63)
Shares used in computing basic and diluted net loss per share	119,246	102,123

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under equity incentive plan	125	2	(210)	—	—	(208)
Stock-based compensation expense	—	—	7,947	—	—	7,947
Net loss	—	—	—	—	(32,768)	(32,768)
Net unrealized gain on short-term investments	—	—	—	28	—	28
Comprehensive loss						(32,740)
Balance as of March 31, 2023	119,280	$1,193	$1,815,592	$9	$(1,828,223)	$(11,429)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under equity incentive plan	138	1	(638)	—	—	(637)
Stock-based compensation expense	—	—	10,915	—	—	10,915
Net loss	—	—	—	—	(63,888)	(63,888)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(63,890)
Balance as of March 31, 2022	102,143	$1,021	$1,700,264	$(8)	$(1,677,319)	$23,958

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(32,768)	$(63,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,947	10,915
Depreciation and amortization	718	721
Amortization of debt issuance costs	51	50
(Accretion of discount) amortization of premium on short-term investments	(474)	104
Impairment of property and equipment	154	47
Loss on disposal of property and equipment	—	96
Change in operating assets and liabilities:
Accounts receivable	601	(5,604)
Inventory	2,514	(8,088)
Prepaid expenses and other assets	906	(405)
Accounts payable	840	4,423
Accrued clinical and manufacturing liabilities	(3,195)	13,561
Accrued payroll and employee liabilities	(3,906)	(3,049)
Other accrued and other non-current liabilities	1,712	7,178
Net cash used in operating activities	(24,900)	(43,939)
Investing activities:
Purchases of short-term investments	(13,942)	(38,023)
Maturities and sales of short-term investments	51,000	49,957
Purchases of property and equipment	(224)	(1,044)
Proceeds from the sale of property and equipment	—	56
Net cash provided by investing activities	36,834	10,946
Financing activities:
Payments for stock issued under the equity incentive plan	(208)	(637)
Net cash used in financing activities	(208)	(637)
Net increase (decrease) in cash and cash equivalents	11,726	(33,630)
Cash and cash equivalents at beginning of year	15,364	90,541
Cash and cash equivalents at end of period	$27,090	$56,911
Supplemental disclosure of cash flow information:
Interest paid	$—	$—

See accompanying notes.

HERON THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In this Quarterly Report on Form 10-Q, all references to “Heron,” the “Company,” “we,” “us,” “our” and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF®, APONVIE®, CINVANTI®, SUSTOL®, and Biochronomer® are our trademarks. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners.

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

ZYNRELEF (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the U.S., 31 European countries and Canada for the management of postoperative pain. APONVIE (aprepitant) injectable emulsion (“APONVIE”) is approved in the U.S. for the prevention of postoperative nausea and vomiting and became commercially available in March 2023. CINVANTI (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL (granisetron) extended-release injection (“SUSTOL”) are both approved in the United States (“U.S.”) for the prevention of chemotherapy-induced nausea and vomiting. HTX-034, an investigational agent, is our next-generation product candidate which has been evaluated for the management of postoperative pain. We paused the development of HTX-034 to focus on the efficacy supplement to further expand the ZYNRELEF indication to broadly include soft tissue and orthopedic surgical procedures.

We have incurred significant operating losses and negative cash flows from operations. As of March 31, 2023 we had an accumulated deficit of $1.8 billion and cash, cash equivalents and short-term investments of $60.0 million. In addition, our net loss for the three months ended March 31, 2023 was $32.8 million. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may results from uncertainty related to its ability to continue as a going concern.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023.

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

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk with respect to our cash, cash equivalents and short-term investments.

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

ZYNRELEF, APONVIE, CINVANTI and SUSTOL (collectively, our “Products”) are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, “Customers”) that resell to healthcare providers and hospitals, the end users of our Products.

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2023	As of March 31, 2023
Customer A	41.3%	47.7%
Customer B	39.5%	37.1%
Customer C	17.9%	14.4%
Total	98.7%	99.2%

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

We offered extended payment terms to our Customers in connection with our product launch of APONVIE in March 2023. As of March 31, 2023 and December 31, 2022, we determined that an allowance for credit losses was not required. For the three months ended March 31, 2023 and 2022, we did not have any material write-offs of accounts receivable balances.

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
•
Distributor Fees—We pay distribution service fees to our Customers based on a contractually fixed percentage of the wholesale acquisition costs and fees for data. These fees are paid no later than two months after the quarter in which product was shipped.
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

The following table provides disaggregated net product sales (in thousands):

	For the Three Months Ended March 31,
	2023	2022
CINVANTI net product sales	$22,855	$20,343
SUSTOL net product sales	2,983	2,061
ZYNRELEF net product sales	3,533	1,053
APONVIE net product sales	244	—
Total net product sales	$29,615	$23,457

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2022	$3,336	$4,180	$25,801	$33,317
Provision	565	5,371	40,380	46,316
Payments/credits	(339)	(4,451)	(40,234)	(45,024)
Balance at March 31, 2023	$3,562	$5,100	$25,947	$34,609

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

Because we have incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2023	2022
Stock options outstanding	21,376	18,705
Restricted stock units outstanding	3,851	2,530
Warrants outstanding	8,548	—
Shares of common stock underlying convertible notes outstanding	9,819	9,819

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and do not believe any will have a material impact on our consolidated financial statements or related financial statement disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$25,095	$25,095	$—	$—
U.S. treasury bills and government agency obligations	22,734	22,734	—	—
U.S. commercial paper	1,995	—	1,995	—
Foreign commercial paper	10,198	—	10,198	—
Total	$60,022	$47,829	$12,193	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,867	$13,867	$—	$—
U.S. treasury bills and government agency obligations	35,715	35,715	—	—
U.S. corporate debt securities	1,497	—	1,497	—
U.S. commercial paper	5,481	—	5,481	—
Foreign commercial paper	28,292	—	28,292	—
Total	$84,852	$49,582	$35,270	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of March 31, 2023, cash equivalents included $2.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $32.9 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2022, cash equivalents included $1.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $69.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2023 and December 31, 2022 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at March 31, 2023 and December 31, 2022 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$22,726	$8	$—	$22,734
Foreign commercial paper	10,198	—	—	10,198
Total	$32,924	$8	$—	$32,932

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$35,734	$—	$(19)	$35,715
U.S. commercial paper	5,481	—	—	5,481
Foreign commercial paper	28,292	—	—	28,292
Total	$69,507	$—	$(19)	$69,488

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2023 and 2022.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2023 and 2022.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$16,409	$15,137
Work in process	17,913	20,723
Finished goods	17,737	18,713
Total inventory	$52,059	$54,573

As of March 31, 2023, total inventory included $27.5 million related to ZYNRELEF, $21.0 million related to CINVANTI, $2.3 million related to SUSTOL and $1.3 million related to APONVIE. As of December 31, 2022, total inventory included $30.9 million related to ZYNRELEF, $19.9 million related to CINVANTI, $2.6 million related to SUSTOL and $1.2 million for APONVIE. For the three months ended March 31, 2023, cost of product sales included charges of $5.3 million resulting primarily from the write-off of short-dated ZYNRELEF inventory. There was no comparable activity for the three months ended March 31, 2022.

7. Leases

As of March 31, 2023, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the three months ended March 31, 2023 and 2022, we recognized $0.7 million of operating lease expense and we paid $0.7 million for our operating lease for both periods.

Annual future minimum lease payments as of March 31, 2023 are as follows (in thousands):

2023	$2,231
2024	3,030
2025	3,097
2026	—
Total future minimum lease payments	$8,358
Less: discount	(765)
Total lease liabilities	$7,593

8. Reorganizations

In June 2022, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities was $5.4 million, $5.0 million of which was primarily for severance and $0.4 million of which was for non-cash, stock-based compensation expense related to stock award modifications. As of March 31, 2023, we have paid $5.0 million of the total cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended March 31, 2023, interest expense related to the Notes was $614,000, which included $563,000 related to the stated interest rate and $51,000 related to the amortization of debt issuance costs. For the three months ended March 31, 2022, interest expense related to the Notes was $613,000, which included $563,000 related to the stated interest rate and $50,000 related to the amortization of debt issuance costs. As of March 31, 2023, the carrying value of the Notes was $149.3 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.7 million.

10. Stockholders’ Equity

On August 8, 2022, we entered into an agreement to sell 16.1 million shares of our common stock in a private placement at a purchase price of $3.10 per share (“Private Placement”). In addition, as a component of the Private Placement, we agreed to sell 8.5 million pre-funded warrants to purchase shares of our common stock at a purchase price of $3.0999 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and pre-funded warrants is $75.1 million (net of $1.4 million in issuance costs). The Private Placement closed on August 10, 2022. In October 2022, we filed a registration statement with the SEC to register for resale 24.6 million shares of our common stock. The registration statement was declared effective on October 18, 2022.

11. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	20,749	$14.61	6.44
Granted	1,588	$2.92
Exercised	—	$—
Expired and forfeited	(961)	$15.52
Outstanding at March 31, 2023	21,376	$13.70	5.61

The following table summarizes the restricted stock unit activity (“RSUs”) for the three months ended March 31, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	3,167	$6.46
Granted	1,408	$2.58
Released	(195)	$10.13
Expired and forfeited	(529)	$3.16
Outstanding at March 31, 2023	3,851	$5.31

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,939	$4,563
General and administrative	2,329	3,002
Sales and marketing	2,679	3,350
Total stock-based compensation expense	$7,947	$10,915

As of March 31, 2023, there was $38.8 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.0 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.7%	2.1%
Dividend yield	0.0%	0.0%
Volatility	63.9%	59.1%
Expected life (years)	6	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended March 31, 2023 and 2022.

12. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2023.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023, continue to be accurate for the three months ended March 31, 2023.

13. Subsequent Events

In April 2023, we implemented changes to our leadership structure. In connection with these changes, we provided or will provide these executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The anticipated total expense for these activities is $8.9 million, $2.8 million of which is primarily for severance and $6.1 million of which is for non-cash, stock-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2023.

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

Factors that might cause these differences include the following:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), the United Kingdom (“U.K.”), Canada and any other countries in which we receive applicable regulatory approvals, and of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and APONVIE® (aprepitant) injectable emulsion (“APONVIE”) in the U.S. (collectively, our “Products”), and HTX-034, if approved by applicable regulatory authorities, and our positioning relative to products that now or in the future compete with our Products or product candidates;
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
•
the extent of any lingering effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic on our business, including any COVID-19 mutations or variants and any other diseases related to or resulting from COVID-19;
•
our estimates regarding our capital requirements;
•
the impact of our restructuring activities, including the reduced headcount and external spend; and
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated by our future filings under the Securities Exchange Act of 1934 (“Exchange Act”). You should carefully review all information therein.

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

ZYNRELEF (HTX-011)

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

In March 2022, the Centers for Medicare and Medicaid Services (“CMS”) approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department setting of care. In addition, in December 2022, H.R. 2617, the Omnibus spending bill was approved by Congress that includes a provision requiring CMS to pay for certain non-opioids outside the existing bundled payment for surgeries for the period January 1, 2025 to December 31, 2027.

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020. As of January 1, 2021, ZYNRELEF is approved in 31 European countries including the countries of the EU and EEA and the U.K. ZYNRELEF is indicated in Europe for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults.

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

In May 2020, we initiated a Phase 1b/2 clinical study in patients undergoing bunionectomy of HTX-034, which has completed. Pain scores were similar for the low-dose HTX-034 group (containing 21.7 mg of bupivacaine plus meloxicam and aprepitant) and high-dose HTX-034 group (containing individualized dose of 30.6 mg to 51.5 mg of bupivacaine plus meloxicam and aprepitant) and remained in the mild to low-moderate pain range at all timepoints during the 8 day postoperative period. Both HTX-034 groups had lower mean area under the curve of pain scores compared with bupivacaine HCl for 0-72 hours (primary endpoint) and through Day 8 (secondary endpoint) compared with the 50 mg bupivacaine HCl active control group. Fewer subjects in the low- and high-dose HTX-034 groups experienced severe pain at any timepoint through the Day 8 Visit compared with bupivacaine HCl. Low-dose and high-dose HTX-034 reduced median opioid consumption through 72 hours compared with bupivacaine HCl and a higher proportion of subjects in both HTX-034 groups were opioid-free in the first 24 hours. Both doses of HTX-034 were well tolerated. There were no serious adverse events, deaths, or adverse events that led to study withdrawal in the study. We paused the development of HTX-034 to focus on the efficacy supplement to further expand the ZYNRELEF indication to broadly include soft tissue and orthopedic surgical procedures.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory, accrued research and development expenses, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies include: revenue recognition, investments, inventory, accrued research and development expenses, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Product Sales

For the three months ended March 31, 2023, net product sales were $29.6 million, compared to $23.5 million for the same period in 2022.

Net Product Sales – Acute Care

For the three months ended March 31, 2023, net product sales of ZYNRELEF were $3.5 million, compared to $1.1 million for the same period in 2022. For the three months ended March 31, 2023, net product sales of APONVIE were $0.3 million. APONVIE became commercially available in the U.S. in March 2023.

Net Product Sales – Oncology Care

For the three months ended March 31, 2023, net product sales of CINVANTI were $22.9 million, compared to $20.3 million for the same period in 2022. For the three months ended March 31, 2023, net product sales of SUSTOL were $3.0 million, compared to $2.1 million for the same period in 2022.

Cost of Product Sales

For the three months ended March 31, 2023, cost of product sales was $16.9 million, compared to $11.4 million for the same period in 2022. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three months ended March 31, 2023, cost of product sales also included charges of $5.3 million, resulting primarily from the write-off of short-dated ZYNRELEF inventory.

We began capitalizing raw materials, labor and overhead related to the manufacturing of APONVIE following FDA approval in September 2022. There were no costs incurred prior to FDA approval for the commercial manufacturing of APONVIE.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
ZYNRELEF-related costs	$2,186	$25,163
SUSTOL-related costs	265	845
CINVANTI-related costs	693	1,360
APONVIE-related costs	616	263
HTX-034-related costs	12	173
Personnel costs and other expenses	7,106	9,703
Stock-based compensation expense	2,939	4,563
Total research and development expense	$13,817	$42,070

For the three months ended March 31, 2023, research and development expense was $13.8 million, compared to $42.1 million for the same period in 2022. The decrease was primarily due to decreases in costs related to ZYNRELEF, CINVANTI and SUSTOL of $23.0 million, $0.7 million and $0.6 million, respectively, as well as decreases in personnel and related costs of $2.6 million and non-cash, stock-based compensation expense of $1.6 million.

General and Administrative Expense

For the three months ended March 31, 2023, general and administrative expense was $10.9 million, compared to $9.5 million for the same period in 2022. The increase was due to increased legal costs associated with the CINVANTI patent litigation and support related to activist shareholder activities.

Sales and Marketing Expense

For the three months ended March 31, 2023, sales and marketing expense was $21.2 million, compared to $23.4 million for the same period in 2022. The decrease was primarily due to a decrease in costs to support the ongoing commercialization of ZYNRELEF.

Other Income (Expense), Net

For the three months ended March 31, 2023, other income (expense) was $0.3 million, compared to ($1.0) million for the same period in 2022. The change for the three months ended March 31, 2023, was primarily due to an increase in interest income earned on our invested cash balances.

Restructuring Plans

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for discussion of the restructuring plans implemented in June 2022.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations. As of March 31, 2023 we had an accumulated deficit of $1.8 billion and cash, cash equivalents and short-term investments of $60.0 million. In addition, our net loss for the three months ended March 31, 2023 was $32.8 million. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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

Our net loss for the three months ended March 31, 2023 was $32.8 million, or $0.27 per share, compared to a net loss of $63.9 million, or $0.63 per share, for the same period in 2022.

Our net cash used in operating activities for the three months ended March 31, 2023 was $24.9 million, compared to $43.9 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to a decrease in net loss, partially offset by changes in working capital.

Our net cash provided by investing activities for the three months ended March 31, 2023 was $36.8 million, compared to $10.9 million for the same period in 2022. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $37.1 million for the three months ended March 31, 2023, compared to $11.9 million for the same period in 2022.

Our net cash used in financing activities for the three months ended March 31, 2023 was $0.2 million, compared to $0.6 million for the same period in 2022.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. The action is currently in fact discovery, and a five-day bench trial is scheduled for June 24, 2024. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve the ANDA until the earlier of December 14, 2024 or resolution of the litigation.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the new risk factor described below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

We do not have an adequate number of authorized shares of common stock that are unissued and available for issuance to enable us to support the advancement of our business, including, without limitation, the issuance of shares in connection with any new equity or convertible debt financings, acquisitions, the exercise of options or other awards granted under various equity compensation plans, or other employee benefit plans, and the exercise of any newly issued pre-funded warrants, any of which could severely and irreparably harm our business, our future prospects and our ability to recruit and retain skilled employees.

We are currently authorized to issue up to a total of 150,000,000 shares of common stock. As of March 31, 2023, 119,279,655 shares were issued and outstanding and 43,594,573 shares were reserved for future issuance under outstanding convertible notes, options, restricted stock units and pre-funded warrants. Given our currently issued and outstanding shares and shares reserved for future issuance, we effectively have no available unissued and unreserved authorized shares to meet the needs of our business. Accordingly, our Board of Directors has approved, subject to stockholder approval at our upcoming 2023 annual meeting of stockholders, an amendment to our Certificate of Incorporation, as amended (“Certificate of Incorporation”) to increase the aggregate number of shares of common stock that we are authorized to issue from 150,000,000 to 225,000,000 and an amendment to our 2007 Amended and Restated Equity Incentive Plan (“2007 Plan”) to increase the number of shares of common stock we are authorized to issue thereunder from 30,700,000 to 39,190,000.

There can be no assurance that we will be able to secure the necessary stockholder vote to increase our authorized shares of common stock under our Certificate of Incorporation and our 2007 Plan, and therefore, we may continue to be limited in the shares of common stock we may issue. If our stockholders do not approve the proposal to amend our Certificate of Incorporation and our 2007 Plan to increase the number of authorized shares of common stock, we will effectively not have any unissued and unreserved authorized shares of common stock to advance our business, support the growth needed to conduct the activities necessary to engage in financing transactions, or to respond to compensatory needs by implementing new or revised equity compensation plans or arrangements, any of which could severely and irreparably harm our business, future prospects and our ability to recruit and retain skilled employees.

Absent an increase in the shares of common stock authorized for issuance under our Certificate of Incorporation, we will be limited to non-equity financing structures in the event additional financing is required. Such alternative structures may be less favorable or unavailable in which case we may be forced to forego business opportunities or engage in restructuring activities to downsize operations due to lack of funding. Additionally, the terms of our Senior Unsecured Convertible Notes impose certain limitations on our ability to incur additional debt obligations. In addition, if our stockholders do not authorize an increase in the shares of common stock authorized for issuance under our 2007 Plan, we will be significantly limited in our ability to grant equity awards to recruit new employees and to compensate existing employees, which would put us at a significant disadvantage to other companies with whom we compete for qualified personnel. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Cooperation Agreement, dated February 21, 2023, by and among Heron Therapeutics, Inc., Rubric Capital Management L.P., the persons and entities listed on Schedule A thereto, Velan Capital Investment Management LP, and the persons and entities listed on Schedule B thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on February 22, 2023)

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

Heron Therapeutics, Inc.

Date: May 11, 2023	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President, Chief Accounting Officer
(As Principal Financial and Accounting Officer)