Form 10-Q
period 2023-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2023-08-14
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 25, 2023 was 140,759,276.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$13,462	$15,364
Short-term investments	19,782	69,488
Accounts receivable, net	76,693	52,049
Inventory	44,623	54,573
Prepaid expenses and other current assets	10,720	13,961
Total current assets	165,280	205,435
Property and equipment, net	20,873	22,160
Right-of-use lease assets	6,488	7,645
Other assets	8,583	15,711
Total assets	$201,224	$250,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,957	$3,225
Accrued clinical and manufacturing liabilities	19,881	24,468
Accrued payroll and employee liabilities	9,856	13,416
Other accrued liabilities	52,448	38,552
Current lease liabilities	2,580	2,694
Total current liabilities	86,722	82,355
Non-current lease liabilities	4,158	5,499
Non-current convertible notes payable, net	149,387	149,284
Other non-current liabilities	241	241
Total liabilities	240,508	237,379
Stockholders’ equity (deficit):
Common stock	1,199	1,191
Additional paid-in capital	1,829,805	1,807,855
Accumulated other comprehensive loss	(6)	(19)
Accumulated deficit	(1,870,282)	(1,795,455)
Total stockholders’ equity (deficit)	(39,284)	13,572
Total liabilities and stockholders’ equity	$201,224	$250,951

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product sales	$31,762	$27,630	$61,377	$51,087
Operating expenses:
Cost of product sales	20,158	16,175	37,012	27,530
Research and development	17,572	28,834	31,389	70,904
General and administrative	15,230	9,181	26,083	18,714
Sales and marketing	21,205	22,938	42,359	46,360
Total operating expenses	74,165	77,128	136,843	163,508
Loss from operations	(42,403)	(49,498)	(75,466)	(112,421)
Other income (expense), net	344	(6,861)	639	(7,826)
Net loss	(42,059)	(56,359)	(74,827)	(120,247)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	(15)	(3)	13	(5)
Comprehensive loss	$(42,074)	$(56,362)	$(74,814)	$(120,252)
Basic and diluted net loss per share	$(0.35)	$(0.55)	$(0.63)	$(1.18)
Weighted average common shares outstanding, basic and diluted	119,719	102,405	119,484	102,265

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under equity incentive plan	125	2	(210)	—	—	(208)
Stock-based compensation expense	—	—	7,947	—	—	7,947
Net loss	—	—	—	—	(32,768)	(32,768)
Net unrealized gain on short-term investments	—	—	—	28	—	28
Comprehensive loss						(32,740)
Balance as of March 31, 2023	119,280	1,193	1,815,592	9	(1,828,223)	(11,429)
Issuance of common stock under equity incentive plan	330	3	(388)	—	—	(385)
Issuance of common stock under the employee stock purchase plan	346	3	701	—	—	704
Stock-based compensation expense	—	—	13,900	—	—	13,900
Net loss	—	—	—	—	(42,059)	(42,059)
Net unrealized loss on short-term investments	—	—	—	(15)	—	(15)
Comprehensive loss						(42,074)
Balance as of June 30, 2023	119,956	$1,199	$1,829,805	$(6)	$(1,870,282)	$(39,284)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under equity incentive plan	138	1	(638)	—	—	(637)
Stock-based compensation expense	—	—	10,915	—	—	10,915
Net loss	—	—	—	—	(63,888)	(63,888)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(63,890)
Balance as of March 31, 2022	102,143	1,021	1,700,264	(8)	(1,677,319)	23,958
Issuance of common stock under equity incentive plan	154	2	(459)	—	—	(457)
Issuance of common stock under the employee stock purchase plan	201	2	770	—	—	772
Stock-based compensation expense	—	—	10,353	—	—	10,353
Net loss	—	—	—	—	(56,359)	(56,359)
Net unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Comprehensive loss						(56,362)
Balance as of June 30, 2022	102,498	$1,025	$1,710,928	$(11)	$(1,733,678)	$(21,736)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(74,827)	$(120,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,847	21,268
Depreciation and amortization	1,457	1,392
Amortization of debt issuance costs	103	100
(Accretion of discount) amortization of premium on short-term investments	(835)	93
Impairment of property and equipment	309	88
Loss on disposal of property and equipment	23	96
Change in operating assets and liabilities:
Accounts receivable	(24,644)	(4,804)
Inventory	9,950	(12,936)
Prepaid expenses and other assets	10,369	4,098
Accounts payable	(1,268)	10,001
Accrued clinical and manufacturing liabilities	(4,587)	19,954
Accrued payroll and employee liabilities	(3,560)	1,060
Other accrued and other non-current liabilities	13,598	7,525
Net cash used in operating activities	(52,065)	(72,312)
Investing activities:
Purchases of short-term investments	(28,381)	(58,945)
Maturities and sales of short-term investments	78,935	90,957
Purchases of property and equipment	(502)	(1,366)
Proceeds from the sale of property and equipment	—	56
Net cash provided by investing activities	50,052	30,702
Financing activities:
Payments for stock issued under the equity incentive plan	(593)	(1,094)
Proceeds from purchases under the employee stock purchase plan	704	772
Net cash provided by (used in) financing activities	111	(322)
Net decrease in cash and cash equivalents	(1,902)	(41,932)
Cash and cash equivalents at beginning of year	15,364	90,541
Cash and cash equivalents at end of period	$13,462	$48,609
Supplemental disclosure of cash flow information:
Interest paid	$1,125	$1,125

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

ZYNRELEF (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the United States (“U.S.”) and 30 European countries for the management of postoperative pain. APONVIE (aprepitant) injectable emulsion (“APONVIE”) is approved in the U.S. for the prevention of postoperative nausea and vomiting. CINVANTI (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL (granisetron) extended-release injection (“SUSTOL”) are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting. HTX-034, an investigational agent, is our next-generation product candidate which has been evaluated for the management of postoperative pain. With the recent change of the executive management team, we decided to pause the development of HTX-034 to evaluate the program and market potential going forward.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $33.2 million. In July 2023, we entered into an agreement to sell shares of our common stock and pre-funded warrants (see Note 13) in a private placement. The private placement closed on July 25, 2023 and we received net proceeds of $29.7 million. In August 2023, we entered into a working capital facility agreement which provides an aggregate principal amount of up to $50.0 million. The working capital facility closed on August 9, 2023 at which time we received $24.5 million (see Note 13). Adjusting for net proceeds of $29.7 million from the private placement and proceeds of $24.5 million from the working capital facility, the Company has cash, cash equivalents and short-term investments of $87.4 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments, including the net proceeds from the July 2023 private placement and the proceeds from the working capital facility, will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023.

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

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within other income (expense).

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

The following table includes the percentage of product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Product Sales		Accounts Receivable
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	As of June 30, 2023
Customer A	43.2%	42.3%	33.1%
Customer B	35.1%	37.2%	50.3%
Customer C	20.6%	19.3%	16.1%
Total	98.9%	98.8%	99.5%

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

We offered extended payment terms to our Customers in connection with our product launch of APONVIE in March 2023. As of June 30, 2023 and December 31, 2022, we determined that an allowance for credit losses was not required. For the three and six months ended June 30, 2023 and 2022, we did not have any material write-offs of accounts receivable balances.

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. Such variable consideration includes estimates that take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•
Product Returns—We allow our Customers to return product for credit beginning three months prior to the product expiration date and up to 12 months after the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.
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
•
Prompt Pay Discounts—We may provide discounts on product sales to our Customers for prompt payment based on contractual terms.

We believe our estimated allowance for product returns and GPO discounts requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO rebates and administrative fees, Medicaid rebates and prompt pay discounts do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Changes in product sales allowance estimates could materially affect our results of operations and financial position.

The following table provides disaggregated net product sales (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
CINVANTI net product sales	$24,474	$22,661	$47,329	$43,004
SUSTOL net product sales	2,836	2,446	5,819	4,508
ZYNRELEF net product sales	4,128	2,523	7,661	3,575
APONVIE net product sales	324	—	568	—
Total net product sales	$31,762	$27,630	$61,377	$51,087

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2022	$3,336	$4,180	$25,801	$33,317
Provision	1,533	11,487	84,664	97,684
Payments/credits	(755)	(9,889)	(71,862)	(82,506)
Balance at June 30, 2023	$4,114	$5,778	$38,603	$48,495

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2023	2022
Stock options outstanding	28,778	20,371
Restricted stock units outstanding	2,732	2,207
Warrants outstanding	8,548	—
Shares of common stock underlying convertible notes outstanding	9,819	9,819

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,462	$13,462	$—	$—
U.S. treasury bills and government agency obligations	16,323	16,323	—	—
Foreign commercial paper	3,459	—	3,459	—
Total	$33,244	$29,785	$3,459	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,867	$13,867	$—	$—
U.S. treasury bills and government agency obligations	35,715	35,715	—	—
U.S. corporate debt securities	1,497	—	1,497	—
U.S. commercial paper	5,481	—	5,481	—
Foreign commercial paper	28,292	—	28,292	—
Total	$84,852	$49,582	$35,270	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of June 30, 2023, short-term investments included $19.8 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2022, cash equivalents included $1.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $69.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2023 and December 31, 2022 are included in cash and cash equivalents on the condensed consolidated balance sheets.

A company may elect to use fair value to measure accounts receivable, available-for-sale securities, accounts payable, guarantees and issued debt, among others. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings and any changes in fair value are recognized in earnings. We have elected to not apply the fair value option to our financial assets and liabilities.

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at June 30, 2023 and December 31, 2022 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$16,329	$—	$(6)	$16,323
Foreign commercial paper	3,459	—	—	3,459
Total	$19,788	$—	$(6)	$19,782

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$35,734	$—	$(19)	$35,715
U.S. commercial paper	5,481	—	—	5,481
Foreign commercial paper	28,292	—	—	28,292
Total	$69,507	$—	$(19)	$69,488

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2023 and 2022.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We recognized $1,000 in realized losses during the three and six months ended June 30, 2023. We did not recognize any realized gains or losses during the three and six months ended June 30, 2022.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$18,414	$15,137
Work in process	9,016	20,723
Finished goods	17,193	18,713
Total inventory	$44,623	$54,573

As of June 30, 2023, total inventory included $21.4 million related to CINVANTI, $19.9 million related to ZYNRELEF, $2.3 million related to SUSTOL and $1.0 million related to APONVIE. As of December 31, 2022, total inventory included $30.9 million related to ZYNRELEF, $19.9 million related to CINVANTI, $2.6 million related to SUSTOL and $1.2 million for APONVIE. For the three and six months ended June 30, 2023, cost of product sales included charges of $7.5 million and $12.8 million, respectively, resulting from the write-off of ZYNRELEF inventory. For the three and six months ended June 30, 2022, cost of product sales included charges of $2.5 million resulting primarily from the write-off of short-dated ZYNRELEF inventory.

7. Leases

As of June 30, 2023, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. During the three and six months ended June 30, 2023, we recognized $0.7 million and $1.4 million, respectively, of operating lease expense and we paid $1.0 million and $1.7 million, respectively, for our operating lease. During the three and six months ended June 30, 2022, we recognized $0.7 million and $1.4 million, respectively, of operating lease expense and we paid $0.7 million and $1.4 million, respectively, for our operating lease.

Annual future minimum lease payments as of June 30, 2023 are as follows (in thousands):

2023	$1,247
2024	3,030
2025	3,097
2026	—
Total future minimum lease payments	$7,374
Less: discount	(636)
Total lease liabilities	$6,738

8. Reorganizations

June 2023 Reorganization

In June 2023, we implemented a restructuring plan under which we provided or will provide employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount expected to be incurred for these activities is $2.8 million, which primarily consists of severance payments to terminated employees. During the three and six months ended June 30, 2023, we recognized $1.8 million of the total expense, $1.1 million of which was included in sales and marketing expense, $0.6 million of which was included in research and development expense, and $0.1 million of which was included in general and administrative expense. We expect to recognize the remaining expense during the third and fourth quarters of 2023. We anticipate that the cash payments due to terminated employees will be substantially complete in the first quarter of 2024.

Executive Officer Departures

During the second and third quarters of 2023, we also implemented changes to our executive leadership structure. In connection with these changes, we provided five executive officers, with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The anticipated total expense for these activities is $13.4 million, $4.7 million of which is primarily for severance and $8.7 million of which is for non-cash, stock-based compensation expense. During the three and six months ended June 30, 2023, we recognized $11.2 million of the total expense, $5.0 million of which was included in general and administrative expense, $3.9 million of which was included in sales and marketing expense, and $2.3 million of which was included in research and development expense. We expect to recognize the remaining expense of $2.2 million in the third quarter of 2023. As of June 30, 2023, we have paid $3.6 million of the total cash severance charges and we anticipate that the cash payments due to the terminated executive officers will be substantially complete in the third quarter of 2023.

June 2022 Reorganization

In June 2022, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities was $5.4 million, $5.0 million of which was primarily for severance and $0.4 million of which was for non-cash, stock-based compensation expense related to stock award modifications. As of June 30, 2023, we have paid $5.0 million of the total cash severance charges.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended June 30, 2023, interest expense related to the Notes was $614,000, which included $563,000 related to the stated interest rate and $51,000 related to the amortization of debt issuance costs. For the three months ended June 30, 2022, interest expense related to the Notes was $613,000, which included $563,000 related to the stated interest rate and $50,000 related to the amortization of debt issuance costs. For both the six months ended June 30, 2023 and 2022, interest expense related to the Notes was $1.2 million, which included $1.1 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs. As of June 30, 2023, the carrying value of the Notes was $149.4 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.6 million.

10. Stockholders’ Equity

On August 8, 2022, we entered into an agreement to sell 16.1 million shares of our common stock in a private placement at a purchase price of $3.10 per share (“2022 Private Placement”). In addition, as a component of the 2022 Private Placement, we agreed to sell 8.5 million pre-funded warrants to purchase shares of our common stock at a purchase price of $3.0999 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and pre-funded warrants was $75.1 million (net of $1.4 million in issuance costs). The 2022 Private Placement closed on August 10, 2022. In October 2022, we filed a registration statement with the SEC to register for resale 24.6 million shares of our common stock. The registration statement was declared effective on October 18, 2022.

11. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	20,749	$14.61	6.44
Granted	11,688	$1.83
Exercised	—	$—
Expired and forfeited	(3,659)	$9.23
Outstanding at June 30, 2023	28,778	$10.10	6.18

The following table summarizes the restricted stock unit activity (“RSUs”) for the six months ended June 30, 2023:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	3,167	$6.46
Granted	1,758	$2.39
Released	(732)	$8.12
Expired and forfeited	(1,461)	$4.06
Outstanding at June 30, 2023	2,732	$4.67

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,846	$4,422	$6,785	$8,985
General and administrative	5,773	2,783	8,102	5,785
Sales and marketing	4,281	3,148	6,960	6,498
Total stock-based compensation expense	$13,900	$10,353	$21,847	$21,268

As of June 30, 2023, there was $35.6 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	3.6%	3.1%
Dividend yield	0.0%	0.0%
Volatility	67.4%	60.8%
Expected life (years)	6 to 10	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	5.1%	1.5%
Dividend yield	0.0%	0.0%
Volatility	97.1%	75.3%
Expected life (months)	6	6

12. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2023.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023, continue to be accurate for the three and six months ended June 30, 2023.

13. Subsequent Events

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the “July 2023 Private Placement”) with Rubric Capital Management L.P., Velan Capital, Clearline Capital and Hercules Capital, Inc. (collectively, the “Purchasers”) whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the July 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total estimated net proceeds from the sale of the common stock and pre-funded warrants is $29.7 million (net of $0.3 million in issuance costs). The July 2023 Private Placement closed on July 25, 2023.

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the “Loan Agreement”) with Hercules Capital, Inc., as administrative agent and collateral agent, and the lenders party thereto (the “Lenders”). The Loan Agreement provides an aggregate principal amount of up to $50.0 million with tranched availability as follows: $25.0 million at closing (“tranche 1A”), $5.0 million available through December 15, 2024 (“tranche 1B”), and $20.0 million available from the earlier of: (1) the full draw of tranche 1B and (2) the expiration of tranche 1B, and available through December 15, 2025 (“tranche 1C”), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down.

The Loan Agreement has a term of four years, with a spring maturity date that is 91 days prior to the stated maturity of our existing senior unsecured convertible notes (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, as of closing, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Loan Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the entry into the Loan Agreement, we issued warrants to the Lenders to purchase up to an amount of shares of our common stock equal to 2.00% of the principal amount of loans funded by the Lenders (the “Warrant Coverage”). The Loan Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each warrant is exercisable for seven years from the date of issuance.

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

Factors that might cause these differences include the following:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) in the United States (“U.S.”), the European Union (“EU”), the other countries in the European Economic Area (“EEA”), and any other countries in which we receive applicable regulatory approvals, and of CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and APONVIE® (aprepitant) injectable emulsion (“APONVIE”) in the U.S. (collectively, our “Products”), and our positioning relative to products that now or in the future compete with our Products or product candidates;
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
•
the potential regulatory approval for and commercial launch of any product candidates, if approved;
•
the potential market opportunities for our Products and any product candidates, if approved;
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
•
our ability to successfully develop and achieve regulatory approval for any product candidates utilizing our proprietary Biochronomer® drug delivery technology (“Biochronomer Technology”);
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

In December 2022, we submitted an sNDA to the FDA requesting expansion of the indication statement for ZYNRELEF to broadly cover soft tissue and orthopedic surgical procedures. This sNDA is based on safety and pharmacokinetic data from clinical trials in total shoulder arthroplasty, spinal surgery, abdominoplasty, and C-section showing comparable results to the previously completed pivotal safety and efficacy trials of ZYNRELEF. The FDA accepted the sNDA for filing and set a Prescription Drug User Fee Act goal date of October 23, 2023. On July 31, 2023, Heron was notified by the FDA that the FDA was extending the goal date by three months to provide time for a full review of the submission. The FDA set a new extended PDUFA goal date of January 23, 2024.

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

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020 and by the United Kingdom (“U.K.”) Regulatory Authority in January 2021. In August 2023, we cancelled the U.K. marketing authorization for ZYNRELEF, as we do not plan to commercially launch ZYNRELEF in the U.K. As of August 2, 2023, ZYNRELEF is approved in 30 European countries including the countries of the EU and EEA. ZYNRELEF is indicated in Europe for the treatment of somatic postoperative pain from small- to medium-sized surgical wounds in adults.

Health Canada issued a Notice of Compliance to commercialize ZYNRELEF in March 2022. In the second quarter of 2023, we withdrew our new drug submission, as we do not plan to commercially launch ZYNRELEF in Canada.

APONVIE

APONVIE was approved by the FDA in September 2022 and became commercially available in the U.S. in March 2023. APONVIE is indicated for the prevention of postoperative nausea and vomiting (“PONV”) in adults. CMS granted pass-through payment status for APONVIE, effective April 1, 2023.

APONVIE is the first and only intravenous formulation of a substance P/neurokinin-1 (“NK1”) receptor antagonist indicated for PONV. Delivered via a single 30-second intravenous (“IV”) injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

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

CINVANTI is an IV formulation of aprepitant, a substance NK1 receptor antagonist. CINVANTI is the first IV formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is the only single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0–24 hours after chemotherapy) and the delayed phase (24–120 hours after chemotherapy). CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory and the related reserves, accrued research and development expenses, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued research and development expenses, income taxes, and stock-based compensation. There have been no material changes to our critical accounting estimates disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Net Product Sales

For the three and six months ended June 30, 2023, net product sales were $31.8 million and $61.4 million, respectively, compared to $27.6 million and $51.1 million, respectively, for the same periods in 2022.

Net Product Sales – Acute Care

For the three and six months ended June 30, 2023, net product sales of ZYNRELEF were $4.1 million and $7.7 million, respectively, compared to $2.5 million and $3.5 million, respectively, for the same periods in 2022. For the three and six months ended June 30, 2023, net product sales of APONVIE were $0.3 million and $0.6 million, respectively. APONVIE became commercially available in the U.S. in March 2023.

Net Product Sales – Oncology Care

For the three and six months ended June 30, 2023, net product sales of CINVANTI were $24.5 million and $47.3 million, respectively, compared to $22.7 million and $43.0 million, respectively, for the same periods in 2022. For the three and six months ended June 30, 2023, net product sales of SUSTOL were $2.9 million and $5.8 million, respectively, compared to $2.4 million and $4.5 million, respectively, for the same periods in 2022.

Cost of Product Sales

For the three and six months ended June 30, 2023, cost of product sales was $20.2 million and $37.0 million, respectively, compared to $16.2 million and $27.5 million, respectively, for the same periods in 2022. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three and six months ended June 30, 2023, cost of product sales also included charges of $7.5 million and $12.8 million, respectively, compared to $2.5 million for the three and six months ended June 30, 2022, resulting primarily from the write-off of ZYNRELEF inventory.

We began capitalizing raw materials, labor and overhead related to the manufacturing of APONVIE following FDA approval in September 2022. There were no costs incurred prior to FDA approval for the commercial manufacturing of APONVIE.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ZYNRELEF-related costs	$5,131	$12,452	$7,317	$37,615
SUSTOL-related costs	397	465	662	1,310
CINVANTI-related costs	491	717	1,184	2,077
APONVIE-related costs	1,234	465	1,850	728
HTX-034-related costs	3	114	15	287
Personnel costs and other expenses	6,470	10,199	13,576	19,902
Stock-based compensation expense	3,846	4,422	6,785	8,985
Total research and development expense	$17,572	$28,834	$31,389	$70,904

For the three and six months ended June 30, 2023, research and development expense was $17.6 million and $31.4 million, respectively, compared to $28.8 million and $70.9 million, respectively, for the same periods in 2022. The decrease was primarily due to decreases in costs related to ZYNRELEF, as production scale-up, validation activities and raw materials qualification were completed in 2022. In addition, the decrease in research and development expense was due to a decrease in personnel and related costs as a result of the savings from the June 2022 reduction in force.

General and Administrative Expense

For the three and six months ended June 30, 2023, general and administrative expense was $15.2 million and $26.1 million, respectively, compared to $9.2 million and $18.7 million, respectively, for the same periods in 2022. The increase was primarily due to severance and non-cash, stock-based compensation expense in connection with an executive departure in the second quarter of 2023, and ongoing legal costs associated with the CINVANTI patent litigation.

Sales and Marketing Expense

For the three and six months ended June 30, 2023, sales and marketing expense was $21.2 million and $42.4 million, respectively, compared to $22.9 million and $46.4 million, respectively, for the same periods in 2022. The decrease was primarily due to a decrease in costs to support the ongoing commercialization of ZYNRELEF, due to improved operational efficiencies.

Other Income (Expense), Net

For the three and six months ended June 30, 2023, other income (expense) was $0.3 million and $0.6 million, respectively, compared to ($6.9) million and ($7.8) million, respectively, for the same periods in 2022. The change for the three and six months ended June 30, 2023 was primarily due to the write-off of property and equipment at a third-party manufacturing site in 2022, as well as an increase in interest income earned on our invested cash balances in 2023.

Restructuring Plans

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for discussion of the June 2022 Reorganization and the June 2023 Reorganization.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $33.2 million. In July 2023, we entered into an agreement to sell shares of our common stock and pre-funded warrants in a private placement. The private placement closed on July 25, 2023 and we received net proceeds of $29.7 million. In August 2023, we entered into a working capital facility agreement which provides an aggregate principal amount of up to $50.0 million. The working capital facility closed on August 9, 2023 at which time we received $24.5 million. Adjusting for net proceeds of $29.7 million from the private placement and proceeds of $24.5 million from the working capital facility, the Company has cash, cash equivalents and short-term investments of $87.4 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments, including the net proceeds from the July 2023 private placement and the proceeds from the working capital facility, will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and six months ended June 30, 2023 was $42.1 million, or $0.35 per share, and $74.8 million, or $0.63 per share, respectively, compared to a net loss of $56.4 million, or $0.55 per share, and $120.2 million, or $1.18 per share, respectively, for the same periods in 2022.

Our net cash used in operating activities for the six months ended June 30, 2023 was $52.1 million, compared to $72.3 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to a decrease in net loss, partially offset by changes in working capital.

Our net cash provided by investing activities for the six months ended June 30, 2023 was $50.1 million, compared to $30.7 million for the same period in 2022. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $50.6 million for the six months ended June 30, 2023, compared to $32.0 million for the same period in 2022.

Our net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million, compared to net cash used in financing activities of $0.3 million for the same period in 2022.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 12, 2023)

10.1*+	Executive Employment Agreement, dated April 3, 2023, by and between the Company and Craig Collard

10.2*

Amendment to Executive Employment Agreement, dated May 5, 2023, by and between the Company and David Szekeres (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 24, 2023)

10.3*+	Management Retention Agreement, dated June 6, 2023, by and between the Company and William Forbes

10.4*+	Management Retention Agreement, dated June 16, 2023, by and between the Company and Ira Duarte

10.5*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.1, filed on June 30, 2023)

10.6*	Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.2, filed on June 30, 2023)

10.7*	Form of Inducement Notice of Grant of Stock Options and Option Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.3, filed on June 30, 2023)

10.8*

Form of Inducement Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.4, filed on June 30, 2023)

10.9

Securities Purchase Agreement, dated July 21, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on July 24, 2023)

10.10+

Working Capital Facility Agreement, dated August 9, 2023, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules, Capital, Inc.

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

* Management contract or compensatory plan, contract or arrangement.

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 14, 2023	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(As Principal Financial Officer)