Form 10-Q
period 2023-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2023-11-14
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2023 was 150,072,640.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$34,859	$15,364
Short-term investments	42,553	69,488
Accounts receivable, net	63,795	52,049
Inventory	42,007	54,573
Prepaid expenses and other current assets	10,765	13,961
Total current assets	193,979	205,435
Property and equipment, net	20,785	22,160
Right-of-use lease assets	6,069	7,645
Other assets	8,366	15,711
Total assets	$229,199	$250,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860	$3,225
Accrued clinical and manufacturing liabilities	24,740	24,468
Accrued payroll and employee liabilities	10,376	13,416
Other accrued liabilities	39,770	38,552
Current lease liabilities	2,999	2,694
Total current liabilities	79,745	82,355
Non-current lease liabilities	3,537	5,499
Non-current notes payable, net	24,023	—
Non-current convertible notes payable, net	149,439	149,284
Other non-current liabilities	241	241
Total liabilities	256,985	237,379
Stockholders’ equity (deficit):
Common stock	1,411	1,191
Additional paid-in capital	1,866,094	1,807,855
Accumulated other comprehensive loss	(1)	(19)
Accumulated deficit	(1,895,290)	(1,795,455)
Total stockholders’ equity (deficit)	(27,786)	13,572
Total liabilities and stockholders’ equity	$229,199	$250,951

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net product sales	$31,434	$26,557	$92,811	$77,644
Cost of product sales	18,208	14,717	55,220	42,247
Gross profit	13,226	11,840	37,591	35,397
Operating expenses:
Research and development	13,558	25,545	44,947	96,449
General and administrative	11,641	9,799	37,724	28,513
Sales and marketing	12,956	18,378	55,315	64,738
Total operating expenses	38,155	53,722	137,986	189,700
Loss from operations	(24,929)	(41,882)	(100,395)	(154,303)
Other income (expense), net	(79)	(26)	560	(7,852)
Net loss	(25,008)	(41,908)	(99,835)	(162,155)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	5	(46)	18	(51)
Comprehensive loss	$(25,003)	$(41,954)	$(99,817)	$(162,206)
Basic and diluted net loss per share	$(0.17)	$(0.38)	$(0.75)	$(1.54)
Weighted average common shares outstanding, basic and diluted	144,990	111,735	133,747	105,456

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under equity incentive plan	125	2	(210)	—	—	(208)
Stock-based compensation expense	—	—	7,947	—	—	7,947
Net loss	—	—	—	—	(32,768)	(32,768)
Net unrealized gains on short-term investments	—	—	—	28	—	28
Comprehensive loss						(32,740)
Balance as of March 31, 2023	119,280	1,193	1,815,592	9	(1,828,223)	(11,429)
Issuance of common stock under equity incentive plan	330	3	(388)	—	—	(385)
Issuance of common stock under the employee stock purchase plan	346	3	701	—	—	704
Stock-based compensation expense	—	—	13,900	—	—	13,900
Net loss	—	—	—	—	(42,059)	(42,059)
Net unrealized losses on short-term investments	—	—	—	(15)	—	(15)
Comprehensive loss						(42,074)
Balance as of June 30, 2023	119,956	1,199	1,829,805	(6)	(1,870,282)	(39,284)
Issuance of common stock under equity incentive plan	410	4	(312)	—	—	(308)
Issuance of common stock in private placement	20,735	208	29,547	—	—	29,755
Issuance of warrants in debt financing	—	—	371	—	—	371
Stock-based compensation expense	—	—	6,683	—	—	6,683
Net loss	—	—	—	—	(25,008)	(25,008)
Net unrealized gains on short-term investments	—	—	—	5	—	5
Comprehensive loss						(25,003)
Balance as of September 30, 2023	141,101	$1,411	$1,866,094	$(1)	$(1,895,290)	$(27,786)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under equity incentive plan	138	1	(638)	—	—	(637)
Stock-based compensation expense	—	—	10,915	—	—	10,915
Net loss	—	—	—	—	(63,888)	(63,888)
Net unrealized losses on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(63,890)
Balance as of March 31, 2022	102,143	1,021	1,700,264	(8)	(1,677,319)	23,958
Issuance of common stock under equity incentive plan	154	2	(459)	—	—	(457)
Issuance of common stock under the employee stock purchase plan	201	2	770	—	—	772
Stock-based compensation expense	—	—	10,353	—	—	10,353
Net loss	—	—	—	—	(56,359)	(56,359)
Net unrealized losses on short-term investments	—	—	—	(3)	—	(3)
Comprehensive loss						(56,362)
Balance as of June 30, 2022	102,498	$1,025	$1,710,928	$(11)	$(1,733,678)	$(21,736)
Issuance of common stock in a private placement, net	16,129	161	75,002	—	—	75,163
Issuance of common stock under equity incentive plan	147	2	(223)	—	—	(221)
Stock-based compensation expense	—	—	11,198	—	—	11,198
Net loss	—	—	—	—	(41,908)	(41,908)
Net unrealized losses on short-term investments	—	—	—	(46)	—	(46)
Comprehensive loss						(41,954)
Balance as of September 30, 2022	118,774	$1,188	$1,796,905	$(57)	$(1,775,586)	$22,450

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(99,835)	$(162,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,530	32,466
Depreciation and amortization	2,184	2,098
Amortization of debt discount	21	—
Amortization of debt issuance costs	155	152
Accretion of discount on short-term investments	(1,173)	(162)
Impairment of property and equipment	463	130
Loss on disposal of property and equipment	23	74
Change in operating assets and liabilities:
Accounts receivable	(11,746)	(6,689)
Inventory	12,566	(3,857)
Prepaid expenses and other assets	10,541	5,726
Accounts payable	(1,365)	2,744
Accrued clinical and manufacturing liabilities	272	13,582
Accrued payroll and employee liabilities	(3,040)	(555)
Other accrued and other non-current liabilities	1,160	7,068
Net cash used in operating activities	(61,244)	(109,378)
Investing activities:
Purchases of short-term investments	(64,309)	(127,115)
Maturities and sales of short-term investments	92,435	122,957
Purchases of property and equipment	(1,295)	(1,411)
Proceeds from the sale of property and equipment	—	224
Net cash provided by (used in) investing activities	26,831	(5,345)
Financing activities:
Net proceeds from private placement	29,755	75,163
Net proceeds from note financing	24,350	—
Payments for stock issued under the equity incentive plan	(901)	(1,315)
Proceeds from purchases under the employee stock purchase plan	704	772
Net cash provided by financing activities	53,908	74,620
Net increase (decrease) in cash and cash equivalents	19,495	(40,103)
Cash and cash equivalents at beginning of year	15,364	90,541
Cash and cash equivalents at end of period	$34,859	$50,438
Supplemental disclosure of cash flow information:
Interest paid	$1,288	$1,125

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

ZYNRELEF (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the United States (“U.S.”) for the management of postoperative pain. APONVIE (aprepitant) injectable emulsion (“APONVIE”) is approved in the U.S. for the prevention of postoperative nausea and vomiting. CINVANTI (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL (granisetron) extended-release injection (“SUSTOL”) are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting. HTX-034, an investigational agent, is our next-generation product candidate which has been evaluated for the management of postoperative pain. With the recent change of the executive management team, we decided to pause the development of HTX-034 to evaluate the program and market potential going forward.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $77.4 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023.

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

Our bank and investment accounts have been placed under a control agreement in accordance with our Working Capital Line of Credit (see Note 9).

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

The following table includes the percentage of product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Product Sales		Accounts Receivable
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	As of September 30, 2023
Customer A	43.6%	42.7%	44.7%
Customer B	37.3%	37.2%	37.0%
Customer C	18.5%	19.1%	18.0%
Total	99.4%	99.0%	99.7%

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

We offered extended payment terms to our Customers in connection with our product launch of APONVIE in March 2023. As of September 30, 2023 and December 31, 2022, we determined that an allowance for credit losses was not required. For the three and nine months ended September 30, 2023 and 2022, we did not have any material write-offs of accounts receivable balances.

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
•
Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within six months after the quarter in which the product was sold.
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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CINVANTI net product sales	$23,270	$21,169	$70,599	$64,173
SUSTOL net product sales	3,439	2,671	9,258	7,179
ZYNRELEF net product sales	4,372	2,717	12,033	6,292
APONVIE net product sales	353	—	921	—
Total net product sales	$31,434	$26,557	$92,811	$77,644

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2022	$3,336	$4,180	$25,801	$33,317
Provision	2,092	17,420	128,232	147,744
Payments/credits	(921)	(17,335)	(127,194)	(145,450)
Balance at September 30, 2023	$4,507	$4,265	$26,839	$35,611

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between our net loss and comprehensive loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded warrants to purchase shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, restricted stock units, warrants and shares of common stock underlying convertible notes are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2023	2022
Stock options outstanding	31,317	20,500
Restricted stock units outstanding	1,786	2,817
Warrants outstanding	298	8,548
Shares of common stock underlying convertible notes outstanding	9,819	9,819

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$29,198	$29,198	$—	$—
U.S. treasury bills and government agency obligations	32,068	32,068	—	—
U.S. corporate debt securities	8,048	—	8,048	—
Foreign corporate debt securities	4,164	—	4,164	—
U.S. commercial paper	1,962	—	1,962	—
Foreign commercial paper	1,972	—	1,972	—
Total	$77,412	$61,266	$16,146	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,867	$13,867	$—	$—
U.S. treasury bills and government agency obligations	35,715	35,715	—	—
U.S. corporate debt securities	1,497	—	1,497	—
U.S. commercial paper	5,481	—	5,481	—
Foreign commercial paper	28,292	—	28,292	—
Total	$84,852	$49,582	$35,270	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of September 30, 2023, cash equivalents included $5.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $42.6 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2022, cash equivalents included $1.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $69.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2023 and December 31, 2022 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes outstanding at September 30, 2023 and December 31, 2022 do not have a readily available ascertainable market value, however, the carrying value is considered to approximate its fair value.

5. Short-term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$28,091	$1	$—	$28,092
U.S. corporate debt securities	8,049	—	(1)	8,048
Foreign corporate debt securities	2,480	—	(1)	2,479
U.S. commercial paper	1,962	—	—	1,962
Foreign commercial paper	1,972	—	—	1,972
Total	$42,554	$1	$(2)	$42,553

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$35,734	$—	$(19)	$35,715
U.S. commercial paper	5,481	—	—	5,481
Foreign commercial paper	28,292	—	—	28,292
Total	$69,507	$—	$(19)	$69,488

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2023 and 2022.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We recognized $1,000 in realized losses during the three and nine months ended September 30, 2023. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2022.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$15,611	$15,137
Work in process	16,421	20,723
Finished goods	9,975	18,713
Total inventory	$42,007	$54,573

As of September 30, 2023, total inventory included $25.7 million related to CINVANTI, $12.7 million related to ZYNRELEF, $2.8 million related to SUSTOL and $0.8 million related to APONVIE. As of December 31, 2022, total inventory included $19.9 million related to CINVANTI, $30.9 million related to ZYNRELEF, $2.6 million related to SUSTOL and $1.2 million for APONVIE. For the three and nine months ended September 30, 2023, cost of product sales included charges of $7.5 million and $20.3 million, respectively, compared to $2.0 million and $4.5 million, respectively, for the same periods in 2022, resulting from the write-off of ZYNRELEF inventory.

7. Leases

As of September 30, 2023, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

In September 2023, we also entered into a sublease agreement to sublet 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

During the three and nine months ended September 30, 2023, we recognized $0.7 million and $2.1 million, respectively, of operating lease expense and we paid $0.5 million and $2.2 million, respectively, for our operating leases. During the three and nine months ended September 30, 2022, we recognized $0.7 million and $2.1 million, respectively, of operating lease expense and we paid $0.7 million and $2.1 million, respectively, for our operating leases.

Annual future minimum lease payments as of September 30, 2023 are as follows (in thousands):

2023	$772
2024	3,153
2025	3,138
2026	—
Total future minimum lease payments	$7,063
Less: discount	(527)
Total lease liabilities	$6,536

8. Reorganizations

June 2023 Reorganization

In June 2023, we implemented a restructuring plan under which we provided or will provide employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount expected to be incurred for these activities is $3.9 million, which primarily consists of severance payments to terminated employees. During the three months ended September 30, 2023, we recognized $1.9 million of the total expense, $1.0 million of which was included in sales and marketing expense and $0.9 million of which was included in research and development expense. During the nine months ended September 30, 2023, we recognized $3.7 million of the total expense, $2.1 million of which was included in sales and marketing expense, $1.5 million of which was included in research and development expense, and $0.1 million of which was included in general and administrative expense. We expect to recognize the remaining $0.2 million of expense during the fourth quarter of 2023. As of September 30, 2023, we have paid $1.7 million of the total cash severance charges. We anticipate that the cash payments due to terminated employees will be substantially complete in the first quarter of 2024.

Executive Officer Departures

During the second and third quarters of 2023, we also implemented changes to our executive leadership structure. In connection with these changes, we provided five executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $13.4 million, $4.7 million of which was primarily for severance and $8.7 million of which was for non-cash, stock-based compensation expense. During the three months ended September 30, 2023, we recognized $2.2 million of the total expense, all of which was included in general and administrative expense. During the nine months ended September 30, 2023, we recognized $13.4 million of the total expense, $7.2 million of which was included in general and administrative expense, $3.9 million of which was included in sales and marketing expense, and $2.3 million of which was included in research and development expense. As of September 30, 2023, we have paid $4.6 million of the total cash severance charges.

June 2022 Reorganization

In June 2022, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities was $5.4 million, $5.0 million of which was primarily for severance and $0.4 million of which was for non-cash, stock-based compensation expense related to stock award modifications. As of September 30, 2023, we have paid all of the total cash severance charges.

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

The Loan Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our existing senior unsecured convertible notes (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, as of closing, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Loan Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lenders to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share. The warrants are equal to 2.00% of the principal amount of loans funded by the Lenders (the “Warrant Coverage”). The Loan Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each warrant is exercisable for seven years from the date of issuance.

The Loan Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400 million. The Loan Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Loan Agreement as of September 30, 2023.

The Loan Agreement was accounted for in accordance with ASC Topic 470, Debt, ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. The initial tranche 1A funding of $25.0 million and the warrants issued upon closing to purchase 297,619 shares of our common stock are accounted for as freestanding debt and equity financial instruments, respectively, as they are legally detachable and separately exercisable. The additional borrowings available under the Loan Agreement plus the additional warrants to purchase shares of our common stock, which would be issued concurrently, are accounted for as a single freestanding financial instrument that are not assets or obligations of ours; this financial instrument meets the loan commitment derivative scope exception and will be accounted for when and if we borrow additional tranches in the future. The initial funding of $25.0 million was recorded as a liability on the condensed consolidated balance sheets.

In connection with the Loan Agreement, we recognized the initial 297,619 issued warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee are being amortized and accreted into interest expense using the effective interest rate method over the term of the Loan Agreement, resulting in an effective interest rate of 14.5%. For both the three and nine months ended September 30, 2023, interest expense related to the Loan Agreement was $467,000, which included $376,000 related to the stated interest rate, $55,000 related to paid-in-kind interest, and $36,000 related to the amortization of the debt discounts. As of September 30, 2023, the carrying value of tranche 1A was $24.0 million, which is comprised of the $25.0 million principal amount outstanding, less debt discounts of $1.0 million.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended September 30, 2023, interest expense related to the Notes was $615,000, which included $563,000 related to the stated interest rate and $52,000 related to the amortization of debt issuance costs. For the three months ended September 30, 2022, interest expense related to the Notes was $614,000, which included $563,000 related to the stated interest rate and $51,000 related to the amortization of debt issuance costs. For both the nine months ended September 30, 2023 and 2022, interest expense related to the Notes was $1.8 million, which included $1.7 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs. As of September 30, 2023, the carrying value of the Notes was $149.4 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.6 million.

10. Stockholders’ Equity

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the “July 2023 Private Placement”) with Rubric Capital Management L.P., Velan Capital, Clearline Capital and Hercules Capital, Inc. (collectively, the “Purchasers”) whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the July 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and pre-funded warrants is $29.8 million (net of $0.2 million in issuance costs). The July 2023 Private Placement closed on July 25, 2023. In August 2023, we filed a registration statement with the SEC to register for resale 21.9 million shares of our common stock. The registration statement was declared effective on August 31, 2023.

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

11. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	20,749,349	$14.61	6.44
Granted	16,116,979	$1.70
Exercised	(369)	$1.32
Expired and forfeited	(5,548,978)	$9.47
Outstanding at September 30, 2023	31,316,981	$8.88	6.53

The following table summarizes the restricted stock unit activity (“RSUs”) for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	3,167,397	$6.46
Granted	1,757,506	$2.39
Released	(1,351,303)	$6.48
Expired and forfeited	(1,787,579)	$4.21
Outstanding at September 30, 2023	1,786,021	$4.68

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,308	$4,921	$9,092	$13,906
General and administrative	2,874	2,932	10,977	8,717
Sales and marketing	1,501	3,345	8,461	9,843
Total stock-based compensation expense	$6,683	$11,198	$28,530	$32,466

As of September 30, 2023, there was $30.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 3 years.

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

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2023	2022
Risk-free interest rate	3.7%	3.1%
Dividend yield	0.0%	0.0%
Volatility	68.1%	61.1%
Expected life (years)	6 to 10	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended September 30, 2023.

12. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2023.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2023, continue to be accurate for the three and nine months ended September 30, 2023.

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

Factors that might cause these differences include the following:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), SUSTOL® (granisetron) extended-release injection (“SUSTOL”) and APONVIE® (aprepitant) injectable emulsion (“APONVIE”) in the United States (“U.S.”) (collectively, our “Products”), and our positioning relative to products that now or in the future compete with our Products or product candidates;
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
•
unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment, including as a result of geopolitical uncertainty;
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
•
the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; and
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated by our future filings under the Securities Exchange Act of 1934 (“Exchange Act”). You should carefully review all information therein.

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

In December 2022, we submitted an sNDA to the FDA requesting expansion of the indication statement for ZYNRELEF to broadly cover soft tissue and orthopedic surgical procedures. This sNDA is based on safety and pharmacokinetic data from clinical trials in total shoulder arthroplasty, spinal surgery, abdominoplasty, and C-section showing comparable results to the previously completed pivotal safety and efficacy trials of ZYNRELEF. The FDA accepted the sNDA for filing and set a Prescription Drug User Fee Act (“PDUFA”) goal date of October 23, 2023. On July 31, 2023, Heron was notified by the FDA that the FDA was extending the goal date by three months to provide time for a full review of the submission. The FDA set a new extended PDUFA goal date of January 23, 2024.

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

ZYNRELEF was granted a marketing authorization by the European Commission (“EC”) in September 2020 and by the United Kingdom (“U.K.”) Regulatory Authority in January 2021. In August 2023, we cancelled the U.K. ZYNRELEF marketing authorization and, in October 2023, we cancelled the ZYNRELEF marketing authorization in the European Union (“EU”), as we do not plan to commercially launch ZYNRELEF in the U.K., the EU, or the other countries in the European Economic Area.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Net Product Sales

For the three and nine months ended September 30, 2023, net product sales were $31.4 million and $92.8 million, respectively, compared to $26.6 million and $77.6 million, respectively, for the same periods in 2022.

Net Product Sales – Acute Care

For the three and nine months ended September 30, 2023, net product sales of ZYNRELEF were $4.4 million and $12.0 million, respectively, compared to $2.7 million and $6.3 million, respectively, for the same periods in 2022. For the three and nine months ended September 30, 2023, net product sales of APONVIE were $0.3 million and $0.9 million, respectively. APONVIE became commercially available in the U.S. in March 2023.

Net Product Sales – Oncology Care

For the three and nine months ended September 30, 2023, net product sales of CINVANTI were $23.3 million and $70.6 million, respectively, compared to $21.2 million and $64.2 million, respectively, for the same periods in 2022. For the three and nine months ended September 30, 2023, net product sales of SUSTOL were $3.4 million and $9.3 million, respectively, compared to $2.7 million and $7.1 million, respectively, for the same periods in 2022.

Cost of Product Sales

For the three and nine months ended September 30, 2023, cost of product sales was $18.2 million and $55.2 million, respectively, compared to $14.7 million and $42.2 million, respectively, for the same periods in 2022. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three and nine months ended September 30, 2023, cost of product sales also included charges of $7.5 million and $20.3 million, respectively, compared to $2.0 million and $4.5 million, respectively, for the three and nine months ended September 30, 2022, resulting primarily from the write-off of ZYNRELEF inventory.

We began capitalizing raw materials, labor and overhead related to the manufacturing of APONVIE following FDA approval in September 2022. There were no costs incurred prior to FDA approval for the commercial manufacturing of APONVIE.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ZYNRELEF-related costs	$2,516	$6,940	$9,833	$44,555
SUSTOL-related costs	348	248	1,010	1,558
CINVANTI-related costs	367	3,055	1,551	5,132
APONVIE-related costs	1,714	115	3,564	843
HTX-034-related costs	67	304	83	591
Personnel costs and other expenses	6,238	9,962	19,814	29,864
Stock-based compensation expense	2,308	4,921	9,092	13,906
Total research and development expense	$13,558	$25,545	$44,947	$96,449

For the three and nine months ended September 30, 2023, research and development expense was $13.6 million and $44.9 million, respectively, compared to $25.5 million and $96.4 million, respectively, for the same periods in 2022. The decrease was primarily due to decreases in costs related to ZYNRELEF and CINVANTI, as production scale-up, validation activities and raw materials qualification were completed in 2022. In addition, the decrease in research and development expense was due to decreases in personnel and related costs as a result of the savings from the June 2022 reduction in force, as well as a decrease in non-cash, stock-based compensation expense.

General and Administrative Expense

For the three and nine months ended September 30, 2023, general and administrative expense was $11.6 million and $37.7 million, respectively, compared to $9.8 million and $28.5 million, respectively, for the same periods in 2022. The increase was primarily due to severance and non-cash, stock-based compensation expense in connection with executive departures in the second and third quarters of 2023, and ongoing legal costs associated with the CINVANTI patent litigation.

Sales and Marketing Expense

For the three and nine months ended September 30, 2023, sales and marketing expense was $13.0 million and $55.3 million, respectively, compared to $18.4 million and $64.7 million, respectively, for the same periods in 2022. The decrease was primarily due to a decrease in costs to support the ongoing commercialization of ZYNRELEF, due to improved operational efficiencies.

Other Income (Expense), Net

For the three and nine months ended September 30, 2023, other income (expense), net was ($0.1) million and $0.6 million, respectively, compared to other expense, net of $26,000 and $7.9 million, respectively, for the same periods in 2022. The change for the three and nine months ended September 30, 2023 was primarily due to the write-off of property and equipment at a third-party manufacturing site in 2022, as well as an increase in interest income earned on our invested cash balances in 2023.

Restructuring Plans

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for discussion of the June 2022 Reorganization and the June 2023 Reorganization.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $77.4 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Our net loss for the three and nine months ended September 30, 2023 was $25.0 million, or $0.17 per share, and $99.8 million, or $0.75 per share, respectively, compared to a net loss of $41.9 million, or $0.38 per share, and $162.2 million, or $1.54 per share, respectively, for the same periods in 2022.

Our net cash used in operating activities for the nine months ended September 30, 2023 was $61.2 million, compared to $109.4 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to a decrease in net loss, partially offset by changes in working capital.

Our net cash provided by investing activities for the nine months ended September 30, 2023 was $26.8 million, compared to net cash used for investing activities of $5.3 million for the same period in 2022. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $28.1 million for the nine months ended September 30, 2023, compared to net purchases of short-term investments of $4.2 million for the same period in 2022.

Our net cash provided by financing activities for the nine months ended September 30, 2023 was $53.9 million, compared to $74.6 million for the same period in 2022. The decrease in cash provided by financing activities was primarily due to net proceeds of $54.1 million received from debt and equity financings completed in the third quarter of 2023, compared to net proceeds of $75.2 million received from the August 2022 private placement.

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

The Loan Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our existing senior unsecured convertible notes (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, as of closing, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Loan Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

For both the three and nine months ended September 30, 2023, interest expense related to the Loan Agreement was $467,000, which included $376,000 related to the stated interest rate, $55,000 related to paid-in-kind interest, and $36,000 related to the amortization of the debt discounts. As of September 30, 2023, the carrying value of tranche 1A was $24.0 million, which is comprised of the $25.0 million principal amount outstanding, less debt discounts of $1.0 million. We were in compliance with all covenants of the Loan Agreement as of September 30, 2023. For more information on the Loan Agreement, see Note 9 “Convertible Notes” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 14, 2022, the Company received a paragraph IV notice of certification (the “Notice Letter”) from Fresenius Kabi USA, LLC (“Fresenius Kabi”) advising that Fresenius Kabi had submitted an Abbreviated New Drug Application (“Fresenius’s ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229, 9,808,465, 9,974,742, 9,974,793, 9,974,794, 10,500,208, 10,624,850, 10,953,018, and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius’s ANDA.

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware in response to Fresenius’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. The parties are currently completing fact discovery and will be moving into expert discovery. A five-day bench trial is scheduled for June 24, 2024. On October 17, 2023, the Company received an updated Notice Letter from Fresenius Kabi advising that it had submitted an amendment to Fresenius’s ANDA to include a paragraph IV certification to Heron’s recently listed U.S. Patent No. 11,744,800 (the “‘800 Patent”). The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Fresenius’s ANDA until the earlier of December 14, 2024 or resolution of the litigation.

On August 14, 2023, the Company received a Notice Letter from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an ANDA (“Mylan’s ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of the CINVANTI patents, which are listed in the Orange Book. The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the Court in response to Mylan’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA until the earlier of February 4, 2026 or resolution of the litigation.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Securities Purchase Agreement, dated July 21, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on July 24, 2023)

10.2

Working Capital Facility Agreement, dated August 9, 2023, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules, Capital, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.10, filed on August 14, 2023)

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

Heron Therapeutics, Inc.

Date: November 14, 2023	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(As Principal Financial Officer)