Form 10-K
period 2023-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2024-03-12
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 totaled $119.5 million based on the closing price of $1.16 as reported by The Nasdaq Capital Market. As of February 28, 2024, there were 150,328,585 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2024 Annual Meeting of Stockholders to be held on or about June 13, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “would,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might cause these differences include the following:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”), APONVIE® (aprepitant) injectable emulsion (“APONVIE”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) in the United States (“U.S.”) (collectively, our “Products”), and our positioning relative to products that now or in the future compete with our Products or product candidates;

•
our ability to capture the potential additional market opportunity from the recently approved expanded ZYNRELEF U.S. label;

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

•
our ability to meet the postmarketing study requirements within the U.S. Food and Drug Administration's (“FDA”) mandated timelines and to obtain favorable results and comply with standard postmarketing requirements, including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance and disclosure of payments or other transfers of value to healthcare professionals and entities for Products or any of our product candidates;

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

Acute Care Product Portfolio

ZYNRELEF

ZYNRELEF was initially approved by the FDA in May 2021, and we commenced commercial sales in the U.S. in July 2021. In December 2021 and January 2024, the FDA approved an expansion of ZYNRELEF's indication. ZYNRELEF is approved for small-to-medium open abdominal, lower extremity total joint arthroplasty, soft tissue and orthopedic surgical procedures including foot and ankle, and other procedures in which direct exposure to articular cartilage is avoided.

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

In January 2024, we entered into a five-year distributor partnership with CrossLink Life Sciences, LLC (“Crosslink”) to expand the sales network supporting ZYNRELEF. Crosslink will be the lead partner in the U.S. to expand ZYNRELEF promotion for orthopedic indications. The partnership will launch in several phases, initially at a regional level, followed by an expanded national rollout. In total, approximately 650 representatives will be added to Heron’s sales network over the year.

In the fourth quarter of 2022, we validated large-scale manufacturing of our proprietary polymer and ZYNRELEF, which will allow for the manufacturing of ZYNRELEF annually at a significantly reduced cost of product sales.

In March 2022, the Centers for Medicare and Medicaid Services (“CMS”) approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department (“HOPD”) setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress that includes a provision requiring CMS to pay for certain non-opioids outside the existing bundled payment for surgeries for the period January 1, 2025 through December 31, 2027.

ZYNRELEF was granted a marketing authorization by the European Commission in September 2020 and by the United Kingdom (“U.K.”) Regulatory Authority in January 2021. In August 2023, we cancelled the U.K. ZYNRELEF marketing authorization and, in October 2023, we cancelled the ZYNRELEF marketing authorization in the European Union (“EU”) as we do not plan to commercially launch ZYNRELEF in the U.K., the EU, or the other countries in the European Economic Area.

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

APONVIE is the first and only intravenous (“IV”) formulation of a substance P/neurokinin-1 (“NK1”) receptor antagonist indicated for PONV. Delivered via single 30-second IV injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

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

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and AC combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC regimens are among the most commonly prescribed Highly Emetogenic Cancer (“HEC”) regimens, as defined by both the National Comprehensive Cancer Network (“NCCN”) and the American Society of Clinical Oncology (“ASCO”).

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

In the fourth quarter of 2022, we validated larger-scale manufacturing of CINVANTI, which significantly reduced the cost of product sales in 2023 and will continue going forward.

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 72 employees as of December 31, 2023. The sales and marketing infrastructure includes a targeted, acute care and oncology sales force to establish relationships with a focused group of surgeons, oncologists, nurses and pharmacists. Additionally, the commercial team manages relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, payors and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support.

In January 2024, we entered into a distributor partnership with Crosslink to expand the sales network supporting ZYNRELEF. Crosslink will be the lead partner in the U.S. to expand ZYNRELEF promotion for orthopedic indications. In total, approximately 650 representatives will be added to Heron’s sales network over the year.

Customers

Our Products are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers that resell to healthcare providers and hospitals, the end users of our Products.

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

ZYNRELEF competes in the postoperative pain management market with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL® (bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (owned by Durect Corporation and to be marketed in the U.S. by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals); SEGLENTIS® (celecoxib and tramadol hydrochloride, marketed by Kowa Pharmaceuticals America, Inc. in the U.S.); generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

APONVIE competes in the PONV prevention market with generic ondansetron, the current standard of care, generic aprepitant, and BARHEMSYS® (amisulpride, marketed by Eagle Pharmaceuticals, Inc.); TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV prevention that reach the market.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2023, we had a total of 34 issued U.S. patents and an additional 118 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 10 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036; foreign patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued (or registered) in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 16 patents issued in the U.S. and by 94 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to November 2036. APONVIE is covered by 10 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036; foreign patents covering APONVIE have expiration dates ranging from September 2035 to February 2036. HTX-034 is protected by 12 patents issued in the U.S. and by 89 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to November 2036. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

•
submission and review of a New Drug Application (“NDA”) in the U.S.; and

•
inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current cGMP regulations.

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

Foreign Corrupt Practices Act

We are subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the DOJ and the U.S. Securities and Exchange Commission (“SEC”). A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We have a policy against using Company funds for political purposes, and we incurred no costs in 2022 or 2023 associated with legal or regulatory fines or settlements associated with violations of bribery, corruption or anti-competitive standards.

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health and personal information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and gave California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Additionally, the California Privacy Rights Act, a ballot measure that was approved by California voters on November 3, 2020 and became operative on January 1, 2023, amends and expands the CCPA and its accompanying obligations, including through yet-to-be-finalized implementing regulations from a new enforcement agency, the California Privacy Protection Agency. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as the federal and local levels. Other countries also have developed, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the EU that became effective in May 2018 and the Personal Information Protection and Electronic Documents Act that became effective in Canada in April 2000. In addition, most healthcare providers who utilize our Products or who may utilize other products we may sell in the future are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations (collectively, “HIPAA”). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable or protected health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including through affecting our customers. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Human Capital Management

Heron Employees

As of December 31, 2023, Heron employed 126 full-time employees, 72 of whom are involved in sales and marketing activities, 39 of whom are involved in research and development activities and 15 of whom are involved in general and administrative activities. In 2023, Heron reduced headcount, across all functions, in order to enable us to decrease costs and focus our resources on commercial activities to support revenue growth. Our 2023 voluntary turnover rate of 17% was slightly above industry average voluntary turnover due to employee concerns of job stability following our restructuring and extensive leadership changes. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We expect to hire a small number of additional employees in 2024 to backfill critical positions, but do not expect significant headcount growth. We continually evaluate business needs and opportunities in addition to balancing in-house expertise and capacity with that of outsourced resources. Currently, we outsource drug manufacturing work to contract manufacturers in addition to a few other specialty tasks for which we do not have in-house expertise.

Drug development is a complex endeavor that requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions, which continued in 2023, with heavy competition for talent. To attract qualified applicants, Heron offers a total rewards package consisting of base salary and cash bonus incentive targets aligned with the applicable market norms, equity compensation, and a comprehensive health and welfare benefits package for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payouts for all employees except our most senior executives are based on a weighting of Company and individual performance, which varies based on level of responsibility. Actual bonus payout for our most senior executives is based exclusively on Company performance, as will be more fully described in our Definitive Proxy Statement to be filed with the SEC related to our 2024 Annual Meeting of Stockholders.

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

We also monitor employee compliance with applicable laws and regulations through a third party ethics and compliance hotline system that facilitates anonymous internal and external reporting of complaints or concerns. We did not receive any complaints during 2023.

Heron strives for greater diversity and inclusion through our employment and management practices, as evidenced by an annual third-party demographic analysis indicating that the diversity of our employee population generally reflects the ethnicity, race and gender of the overall available workforce at all job levels. Where underutilization is identified, we remain committed to current and future outreach efforts in place to build employee diversity through our hiring efforts. We are also building diversity in our leadership team. In 2023, 50% of our Section 16 officers were female. We believe diversity is a competitive advantage and through initiatives established in our recruiting strategy and documented in our Affirmative Action Plan, we continued outreach in 2023 to underrepresented candidates for positions undergoing recruitment and will continue doing so on an ongoing basis. Heron also monitors pay practices and decisions to ensure pay equity for minority and female employees when compared to non-minority and male employees in same or similar positions and when considering objective factors related to position qualifications.

Heron is committed to upholding basic human rights and complies with all laws and practices that prohibit child labor, forced or indentured labor, human trafficking and unfair wages.

Heron’s Injury and Illness Prevention Plan documents procedures to reduce work-related injuries and occupational illnesses. In 2023, Heron had three Occupational Safety and Health Administration-reportable work-related injuries or illnesses. One was related to a COVID-19 infection and resulted in all of the missed workdays reported. We did not experience any work-related deaths.

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

•
The global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.

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

The success of our business is substantially dependent on our ability to commercialize our Products and our product candidates. Although members of our management team have prior experience launching new drugs, ZYNRELEF, APONVIE, CINVANTI and SUSTOL are the first four products that we have launched.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of our Products and our product candidates, if approved, may be less than anticipated due to factors that are outside of our control. The factors that may affect revenue include:

•
the scope of our approved Product labels, including our recently expanded indication statement of ZYNRELEF in the U.S.;

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

We have established an internal commercial organization for the sale, marketing and distribution of our Products in the U.S. The development of a sales organization to market our Products and product candidates is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

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

If we enter into arrangements with third parties to help commercialize our Products and product candidates, we would be dependent on the subsequent success of these other parties in performing their responsibilities. Such third parties may not perform their obligations under our agreements with them. We cannot control the amount and timing of such third parties' resources that will be devoted to commercializing our Products and product candidates pursuant to our collaborative agreements with them. For example, we have entered into a Co-Promotion Agreement with Crosslink Network, LLC (“Crosslink”) pursuant to which the Company has committed to pay Crosslink certain agreed-upon compensation to co-promote the sale of certain products; however, if Crosslink fails to perform as anticipated for any reason, it could adversely impact our financial condition and be detrimental to our future business prospects. In addition, under the terms of the Co-Promotion Agreement, Crosslink was appointed as the Company’s exclusive co-promoter of ZYNRELEF within the U.S.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, established policies to encourage the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Currently, due to the SUPPORT Act, Medicare pays separately for certain non-opioid pain management drugs in ambulatory surgical centers (“ASC”) but no in the hospital outpatient setting (“OPPS”). As ZYNRELEF is already separately paid in both settings due to a different policy, the changes from the SUPPORT Act may increase competition for ZYNRELEF.

Recently, the Consolidated Appropriations Act of 2023 established a three-year period of separate payment for non-opioid pain relief products in the OPPS and ASC settings for 2025 through 2027. Beginning January 1, 2025, Medicare will provide separate payment via a different methodology than currently for qualified non-opioids for pain relief in the OPPS and ASC settings through December 31, 2027. This new policy could potentially increase access for ZYNRELEF but may increase competition.

In March 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. This provision, which takes effect in 2024, may increase our rebate obligations and have a negative impact on our business. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program became effective on January 1, 2023 and could potentially result in refund obligations.

Further, the Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs (with the new pricing to take effect in January 2026 or thereafter) and requiring rebates for certain Part B and Part D drugs if their price increases outpace inflation). Although it is too early to assess the impact of these provisions on our Products and product candidates, our Products would be unlikely to be selected for price negotiation given their low Medicare expenditures relative to other drugs. However, Medicare inflation rebates may impact our product pricing or increase our rebate obligations.

In addition, developments in Medicare hospital outpatient reimbursement for 340B-acquired drugs may further drive 340B hospital business for Heron. The 340B program allows certain hospitals and safety net providers to purchase Part B outpatient drugs from manufacturers at federally mandated discounted rates. Due to the June 2022 Supreme Court decision in American Hospital Association et al. v. Becerra et al, since January 1, 2023, the Medicare Part B hospital outpatient payment rate for 340B-acquired drugs has returned to being at the same rate as the rate for non-340B hospitals, Average Selling Price (ASP) + 6% methodology.

As evidenced by developments such as these, low prices of our Products and product candidates in the U.S. and foreign jurisdictions may have a negative impact on the prices of our Products and product candidates in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it.

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

Some of our suppliers may experience disruption to their respective supply chains due to the adverse events or conditions, including the effects of a pandemic or disease outbreak, rising geopolitical tensions, armed conflict or other factors, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products and our product candidates from third-party suppliers whose operations might be directly or indirectly affected by adverse events or conditions, including the effects of a pandemic or disease outbreak, rising geopolitical tensions, armed conflict or other factors (including, without limitation, adverse weather conditions, political instability, war, civil unrest, economic instability, outbreaks of disease, or other public health emergencies and the impact of any such U.S. or foreign government response and public fears regarding any of the foregoing). For example, in particular, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities and threatening the use of military force to gain control over Taiwan in certain circumstances. Similarly, the ongoing armed conflict between Russia and Ukraine remains unpredictable and could escalate into a broader armed conflict and additional economic sanctions by the U.S., the United Nations or other countries against Russia. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the development, testing and clinical study of our Products and product candidates might be delayed or infeasible, and regulatory approval or commercialization of our Products and product candidates might be delayed, not obtained or hindered, which could significantly harm our business.

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

ZYNRELEF competes in the postoperative pain management market with MARCAINETM (bupivacaine hydrochloride injection, solution, marketed by Pfizer Inc.) and generic forms of bupivacaine; NAROPIN® (ropivacaine, marketed by Fresenius Kabi USA, LLC) and generic forms of ropivacaine; EXPAREL® (bupivacaine liposome injectable suspension, marketed by Pacira BioSciences, Inc.); XARACOLL®(bupivacaine HCl implant, marketed by Innocoll Pharmaceuticals Limited); POSIMIR® (owned by Durect Corporation and to be marketed in the U.S. by Innocoll Pharmaceuticals Limited); ANJESO® (meloxicam injection, marketed by Baudax Bio, Inc.); OFIRMEV® (acetaminophen injection, marketed by Mallinckrodt Pharmaceuticals); SEGLENTIS® (celecoxib and tramadol hydrochloride, marketed by Kowa Pharmaceuticals America, Inc. in the U.S.); generic forms of IV acetaminophen; and potentially other products in development for postoperative pain management that reach the U.S. market.

APONVIE competes in the PONV prevention market with generic ondansetron, the current standard of care, generic aprepitant, and BARHEMSYS® (amisulpride, marketed by Eagle Pharmaceuticals, Inc.); TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV prevention that reach the market.

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co., Inc.); EMEND® (aprepitant, marketed by Merck & Co., Inc.); AKYNZEO®(palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV.

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by Cumberland Pharmaceuticals Inc.); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI). Currently, palonosetron is the only 5-HT3receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

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

In June 2023, in connection with our efforts to decrease costs and maintain a streamlined organization to support our acute care and oncology care franchises, we implemented a workforce reduction that resulted in the termination of approximately 25% of our workforce. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by our reduced headcount, we may be unable to meaningfully realize cost savings or capitalize on future opportunities and we may incur expenses in excess of what we anticipate. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including an epidemic, pandemic, or other disease outbreak, cyberattack, or acts of war or terrorism, or resource shortages. For example, COVID-19 caused a decline in, and suspensions of, elective surgeries, which negatively impacted our ability to conduct our clinical trials. In addition, COVID-19 slowed the diagnosis procedures to identify cancer and reduced the number of new cancer patients seeking treatment which may negatively impact our CINV products. We are also vulnerable to damage from other disasters, such as power losses, fires, earthquakes, floods, hurricanes and similar events. For example, a natural or man-made disaster, including an epidemic, pandemic, or other disease outbreak, cyberattack, or act of war or terrorism, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, European Medicines Agency, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products and our product candidates. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

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

If our Products or product candidates are marketed internationally by us or a potential third-party partners, we and such third-party partners could be subject to additional risks related to operating in foreign countries, including:

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

These and other risks associated with international operations may compromise our ability to earn revenue from arrangements with potential third-party partners for our Products or product candidates and, therefore, could adversely affect our business, operations and planned international expansion.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion through December 31, 2023. The amount we spend will impact our profitability. Our spending will depend, in part, on:

•
the commercial success of our Products;

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

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our Products, including our current work commercializing our Products and our anticipated work commercializing our product candidates. We have incurred substantial expenses in our efforts to develop and commercialize our Products and our product candidates and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations and related product development programs.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $80.4 million. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to: the costs associated with the U.S. commercial launches of ZYNRELEF and APONVIE.; the degree of commercial success of our Products and our product candidates, if approved; the timing and cost to manufacture our Products and our product candidates; the number and characteristics of product development programs we pursue and the pace of each program, including the timing of clinical trials; the time, cost and outcome involved in seeking other regulatory approvals; scientific progress in our research and development programs; the magnitude and scope of our research and development programs; our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates; the impact of competitive products; the cost and timing of establishing sales, marketing and distribution capabilities if we commercialize products independently; the cost of establishing clinical and commercial supplies of our product candidates; the impact of our restructuring plans; and general market conditions. Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for the recently expanded U.S. label of ZYNRELEF, which estimates and assumptions are subject to significant uncertainty.

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

•
the cost of establishing supply arrangements for clinical and commercial development of our Products and our product candidates; and

•
the unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment, including as a result of geopolitical uncertainty, or other factors (including the current Russia-Ukraine conflict).

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock.

New debt financing we enter into typically involves covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. For example, under a working capital facility agreement we entered into with Hercules Capital, Inc. and several banks and other financial institutions, we are required to hold cash of no less than $8.5 million, if our market capitalization is less than $400 million. The working capital facility agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. Our Senior Unsecured Convertible Notes also impose certain negative covenants on the Company, including on the incurrence of certain indebtedness, the creation of certain liens and selling royalty interests in Company assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to further delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a negative impact on our business.

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

From time to time, even if a product candidate has not failed, we may voluntarily determine to pause development, which effectively halts our ability to commercialize the product. For example, we recently decided to pause the development of HTX-034 to evaluate the program and market potential going forward. There can be no assurance that our decisions with respect to such pauses, and subsequent resumptions, if any, will yield the most favorable result for the Company.

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

Our success will depend in part on our ability to obtain patents and maintain trade secret protection, as well as successfully defending these patents against challenges, while operating without infringing the proprietary rights of others. We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2023, we had a total of 34 issued U.S. patents and an additional 118 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in March 2026. Currently, CINVANTI is covered by 10 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036; foreign patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036. Currently, SUSTOL is covered by 6 patents issued in the U.S. and by 18 patents issued (or registered) in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. U.S. patents covering SUSTOL expire in September 2024; foreign patents covering SUSTOL expire in September 2025. Currently, ZYNRELEF is protected by 16 patents issued in the U.S. and by 94 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035; foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to November 2036. APONVIE is covered by 10 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036; foreign patents covering APONVIE have expiration dates ranging from September 2035 to February 2036. HTX-034 is protected by 12 patents issued in the U.S. and by 89 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035; foreign patents covering HTX-034 have expiration dates ranging from November 2033 to November 2036. Our policy is to actively seek patent protection in the U.S. and to pursue equivalent patent claims in selected foreign countries, thereby seeking patent coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

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

We also rely on trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for such breach. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents that may be granted to third parties in the future or which patents might be asserted to be infringed by any future manufacture, use or sale of our Products and our product candidates. In part as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications (“ANDA”) and, in doing so, certify that their products either do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as “Paragraph IV” litigation in the U.S. On July 27, 2022, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi USA, LLC (“Fresenius Kabi”) and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of the CINVANTI patents. These litigations, of which there are often multiple in process at one time, could result in new or additional generic competition to any of our Products and our product candidates and a potential reduction in product revenue.

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

We believe our net operating loss and research and development credit carryforwards, and certain other tax attributes, may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 (“IRC”). As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating loss and research and development credit carryforwards that we currently estimate may expire, unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the IRC and similar state provisions for ownership changes after July 31, 2023, including those that may come in conjunction with future equity financings or market trades by our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Chief Financial Officer and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, and other contractors and suppliers. We also conduct periodic employee training on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Chief Financial Officer, who reports directly to the Chief Executive Officer and has over 15 years of experience managing information technology and cybersecurity matters, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected us. However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

ITEM 2. PROPERTIES.

As of December 31, 2023, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. We also had an operating lease for 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

ITEM 3. LEGAL PROCEEDINGS.

On June 14, 2022, the Company received a paragraph IV notice of certification (the “Fresenius Kabi Notice”) from Fresenius Kabi advising that Fresenius Kabi had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Fresenius Kabi Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi’s ANDA.

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware (the “Court”) in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. The parties are currently completing fact discovery and will be moving into expert discovery. A five-day bench trial is scheduled for June 24, 2024. On October 17, 2023, the Company received an updated Notice Letter from Fresenius Kabi advising that it had submitted an amendment to Fresenius’s ANDA to include a paragraph IV certification to Heron’s recently listed U.S. Patent No. 11,744,800 (the “800 Patent”). The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Fresenius’s ANDA until the earlier of December 14, 2024 or resolution of the litigation.

On August 14, 2023, the Company received a Notice Letter from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an ANDA (“Mylan's ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of the CINVANTI patents, which are listed in the Orange Book. The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the Court in response to Mylan’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. The Company intends to vigorously enforce its intellectual property rights relating to the CINVANTI Patents. As a result of our complaint for patent infringement, the FDA may not approve Mylan’s ANDA until the earlier of February 4, 2026 or resolution of the litigation.

On December 18, 2023, the Company received a paragraph IV notice of certification (the “Mylan Notice”) from Mylan advising that Mylan had submitted an ANDA with the FDA, seeking approval to manufacture, use or sell a generic version of the Company’s product APONVIE in the U.S. prior to the expiration of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118 and 11,744,800 (the “APONVIE Patents”), which are listed in the Orange Book and each of which expire September 18, 2035. The Mylan Notice alleges that the APONVIE Patents are invalid, unenforceable, or will not be infringed by the commercial manufacture, use or sale of the generic product described in the ANDA. As of the date of this filing, the Company is not aware of any other ANDA filers. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan. The Company intends to vigorously defend and enforce its intellectual property rights protecting APONVIE. In accordance with the Hatch-Waxman Act, because APONVIE is a new chemical entity the FDA cannot approve Mylan’s ANDA any earlier than 7.5 years from the approval of the APONVIE NDA unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on The Nasdaq Capital Market, under the symbol “HRTX.”

Stockholders

The number of record holders of our common stock as of February 28, 2024 was 88.

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

•
Critical accounting estimates. This section contains a discussion of the accounting estimates that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022.

•
Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2023. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the United States (“U.S.”) for the management of postoperative pain. APONVIE® (aprepitant) injectable emulsion (“APONVIE”) is approved in the U.S. for the prevention of postoperative nausea and vomiting. CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting.

Net Product Sales

Net product sales include revenue recognized for sales of ZYNRELEF, APONVIE, CINVANTI, and SUSTOL (collectively, our “Products”) to a limited number of specialty distributors and full line wholesalers (collectively, “Customers”), less applicable sales allowances. See the “Critical Accounting Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver our Products to our Customers. These costs include raw materials, labor, manufacturing and quality control overhead, and depreciation of equipment, as well as shipping and distribution costs. See the “Critical Accounting Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

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

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to our Products.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense, income earned on our cash, cash equivalents and short-term investments, the amortization of debt issuance costs related to our convertible notes payable, the amortization of a debt discount related to our working capital line of credit, and write-off of property and equipment.

We expect total operating expenses to decrease on a year-over-year basis in 2024 as a result of our cost reduction efforts. Our expectations are subject to various risks and assumptions, including but not limited to those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K. Additional uncertainties are identified in the section entitled “Forward-Looking Statements” in this Annual Report on Form 10-K. We continue to monitor the factors which may impact our business and as of the filing date of this report, we do not believe they are material.

Critical Accounting Estimates

A summary of the significant accounting policies is provided in Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory, accrued clinical and manufacturing liabilities, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Management considers an accounting estimate to be critical if: it requires a significant level of estimation uncertainty, and changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.

We believe the following critical accounting estimates describe the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

We believe our estimated allowances for distributor fees, group purchasing organization (“GPO”) rebates and administrative fees, Medicaid rebates and prompt pay discounts do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

We believe our estimated allowance for product returns and GPO discounts requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We allow our Customers to return product for credit for up to 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product. We estimate anticipated GPO discounts based on the applicable contractual terms. We regularly monitor our estimates and record adjustments when trends, contract terms or other significant events indicate that a change in estimates is appropriate. To date, our estimates have not differed materially from actuals. However, subsequent changes in estimates may result in a material change to our product sales allowances, which could materially affect our results of operations and financial position.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. At December 31, 2023, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. To date, our estimates have not materially changed. However, subsequent changes in estimates may result in a significant change to our deferred tax assets and liabilities, which could materially affect our results of operations and financial position.

Stock-based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option pricing model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on our historical stock price volatility. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. To date, our assumptions used in our calculation of stock-based compensation expense has not significantly changed. However, subsequent changes in our assumptions could impact our stock-based compensation expense, which could materially affect our net loss and net loss per share.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2023 and 2022

Net Product Sales

For the year ended December 31, 2023, net product sales were $127.0 million, compared to $107.7 million for the same period in 2022.

Net Product Sales – Acute Care

For the year ended December 31, 2023, net product sales of ZYNRELEF were $17.7 million, compared to $10.2 million for the same period in 2022. The increase in net product sales of ZYNRELEF was primarily due to an increase in units sold in 2023, as compared to 2022. For the year ended December 31, 2023, net product sales of APONVIE were $1.4 million. APONVIE became commercially available in the U.S. in March 2023.

Net Product Sales – Oncology Care

For the year ended December 31, 2023, net product sales of CINVANTI were $94.9 million, compared to $87.3 million for the same period in 2022. The increase in net product sales of CINVANTI was primarily due to an increase in units sold in 2023, as compared to 2022. For the year ended December 31, 2023, net product sales of SUSTOL were $13.0 million, compared to $10.2 million for the same period in 2022. The increase in net product sales of SUSTOL was primarily due to an increase in units sold in 2023, as compared to 2022.

Cost of Product Sales

For the year ended December 31, 2023, cost of product sales was $65.1 million, compared to $54.9 million for the same period in 2022. The increase in cost of product sales was primarily due to an increase in inventory write-offs in 2023, as compared to 2022. For the years ended December 31, 2023 and 2022, cost of product sales included charges of $20.3 million and $8.9 million, respectively, resulting primarily from the write-off of ZYNRELEF inventory. The increase was also due to an increase in units sold in 2023, as compared to 2022, partially offset by a decrease in cost per units for CINVANTI and ZYNRELEF, as large-scale manufacturing was validated and approved in late 2022.

We began capitalizing raw materials, labor and overhead related to the manufacturing of APONVIE following FDA approval in September 2022. There were no commercial manufacturing costs incurred prior to FDA approval of APONVIE.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2023	2022
ZYNRELEF-related costs	$12,165	$46,929
CINVANTI-related costs	1,842	5,594
APONVIE-related costs	4,464	942
HTX-034-related costs	76	803
SUSTOL-related costs	1,286	1,902
Personnel costs and other expenses	25,184	33,427
Stock-based compensation expense	10,880	17,909
Total research and development expense	$55,897	$107,506

For the year ended December 31, 2023, research and development expense was $55.9 million, compared to $107.5 million for the same period in 2022. This decrease was primarily due to decreases in costs related to ZYNRELEF and CINVANTI, as product scale-up, validation activities and raw materials qualification were completed in 2022. In addition, the decrease in research and development expense was due to decreases in personnel and related costs as a result of the savings from our reorganizations, as well as a decrease in non-cash, stock-based compensation expense.

General and Administrative Expense

For the year ended December 31, 2023, general and administrative expense was $49.0 million, compared to $37.4 million for the same period in 2022. The increase was primarily due to severance and non-cash, stock-based compensation expense in connection with executive departures in the second and third quarters of 2023, and ongoing legal costs associated with the CINVANTI patent litigation.

Sales and Marketing Expense

For the year ended December 31, 2023, sales and marketing expense was $67.6 million, compared to $82.5 million for the same period in 2022. The decrease was primarily due to a decrease in costs to support the ongoing commercialization of ZYNRELEF, due to improved operational efficiencies.

Other Income (Expense), Net

For the year ended December 31, 2023, other income (expense), net was $0.1 million, compared to ($7.4) million for the same period in 2022. The change was primarily due to the write-off of property and equipment at a third-party manufacturing site in 2022, as well as an increase in interest income earned on our invested cash balances in 2023.

Restructuring Plans

See Note 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for discussion of the June 2022 and June 2023 Reorganizations.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $80.4 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.

Our net loss for the year ended December 31, 2023 was $110.6 million, or $0.80 per share, compared to a net loss of $182.0 million, or $1.67 per share, for the same period in 2022.

Our net cash used in operating activities for the year ended December 31, 2023 was $58.8 million, compared to $146.9 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to a decrease in operating expenses and changes in working capital.

Our net cash provided by investing activities for the year ended December 31, 2023 was $18.0 million, compared to net cash used in investing activities of $3.3 million for the same period in 2022. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $19.5 million for the year ended December 31, 2023, compared to net purchases of short-term investments of $1.7 million for the same period in 2022.

Our net cash provided by financing activities for the year ended December 31, 2023 was $54.1 million, compared to $75.1 million for the same period in 2022. The decrease in cash provided by financing activities was primarily due to net proceeds of $54.1 million received from debt and equity financings completed in the third quarter of 2023, compared to net proceeds of $75.1 million received from an equity financing in 2022.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock and debt financings.

Material Cash Requirements

As of December 31, 2023, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. In September 2023, we also entered into a sublease agreement to sublet 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025. As of December 31, 2023, we had total operating lease obligations of $6.3 million, with $3.2 million due in one year and $3.1 million due within two to three years.

At December 31, 2023, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our Products. Total purchase obligations of $60.2 million were not included in our consolidated financial statements for the year ended December 31, 2023, with $39.0 million due in one year and $21.2 million due within two to three years. We intend to use our current financial resources to fund our commitments under these purchase obligations.

As of December 31, 2023, $150.0 million aggregate principal amount of the convertible notes were outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The senior unsecured convertible notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

As of December 31, 2023, $25.2 million aggregate principal amount under the working capital facility was outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The working capital facility has a four year term, with a springing maturity date that is 91 days prior to the stated maturity of our existing senior unsecured convertible notes (if still outstanding at such time).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REport of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Heron Therapeutics, Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Product Returns

Description of the Matter

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company earns its revenue through the sale of its products to a limited number of distributors that resell to healthcare providers and hospitals, the end users of the Company’s products. The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. Such variable consideration includes estimates that take into consideration the terms of the Company’s agreements with customers, historical product returns, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. As of December 31, 2023, the Company’s allowance for product returns totaled $4.8 million. The Company’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of the allowance for product returns. Therefore, we identified the Company's allowance for product returns as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating the allowance for product returns.

We evaluated the significant accounting policies relating to product returns, as well as management’s application of the policies, for appropriateness and reasonableness.

We obtained the Company’s allowance for product returns analysis and performed testing procedures on the underlying data that is used in management’s development of the product returns estimate. We compared the significant assumptions used by management to customer contract information, historical returns data, peer group return rates where available, and current and subsequent product return activity. In addition, we performed sensitivity analyses of significant assumptions used in the analysis to determine what changes in assumptions are particularly sensitive when calculating the amount of the allowance for product returns. Additionally, we tested the mathematical accuracy of management’s calculation of revenue, net of product sales allowances, including product returns, and the associated timing of revenue recognition, in the consolidated financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2006.

San Francisco, California

March 12, 2024

PCAOB ID Number 100

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$28,677	$15,364
Short-term investments	51,732	69,488
Accounts receivable, net	60,137	52,049
Inventory	42,110	54,573
Prepaid expenses and other current assets	6,118	13,961
Total current assets	188,774	205,435
Property and equipment, net	20,166	22,160
Right-of-use lease assets	5,438	7,645
Other assets	8,128	15,711
Total assets	$222,506	$250,951
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,240	$3,225
Accrued clinical and manufacturing liabilities	22,291	24,468
Accrued payroll and employee liabilities	9,224	13,416
Other accrued liabilities	41,855	38,552
Current lease liabilities	3,075	2,694
Total current liabilities	79,685	82,355
Non-current lease liabilities	2,800	5,499
Non-current notes payable, net	24,263	—
Non-current convertible notes payable, net	149,490	149,284
Other non-current liabilities	241	241
Total liabilities	256,479	237,379
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,500,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value: 225,000,000 shares authorized; 150,285,044 shares issued and outstanding at December 31, 2023 and 119,154,538 shares issued and outstanding at December 31, 2022	1,503	1,191
Additional paid-in capital	1,870,525	1,807,855
Accumulated other comprehensive income (loss)	13	(19)
Accumulated deficit	(1,906,014)	(1,795,455)
Total stockholders’ (deficit) equity	(33,973)	13,572
Total liabilities and stockholders’ equity	$222,506	$250,951

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022

Revenues:
Net product sales	$127,044	$107,672
Cost of product sales	65,105	54,874
Gross profit	61,939	52,798
Operating expenses:
Research and development	55,897	107,506
General and administrative	49,014	37,437
Sales and marketing	67,643	82,513
Total operating expenses	172,554	227,456
Loss from operations	(110,615)	(174,658)
Other income (expense), net:
Interest income	3,364	1,638
Interest expense	(3,868)	(2,474)
Other income (expense)	560	(6,530)
Total other income (expense), net	56	(7,366)
Net loss	(110,559)	(182,024)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	32	(13)
Comprehensive loss	$(110,527)	$(182,037)
Basic and diluted net loss per share	$(0.80)	$(1.67)
Shares used in computing basic and diluted net loss per share	138,135	108,876

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under Employee Stock Purchase Plan	407	4	1,440	—	—	1,444
Issuance of common stock under equity incentive plan	614	6	(1,536)	—	—	(1,530)
Issuance of common stock in a private placement	16,129	161	74,984	—	—	75,145
Stock-based compensation expense	—	—	42,980	—	—	42,980
Net loss	—	—	—	—	(182,024)	(182,024)
Net unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Comprehensive loss	—	—	—	—	—	(182,037)
Balance, December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under Employee Stock Purchase Plan	717	7	897	—	—	904
Issuance of common stock under equity incentive plan	1,130	11	(914)	—	—	(903)
Issuance of common stock in a private placement	20,735	208	29,547	—	—	29,755
Issuance of common stock on exercise of pre-funded warrants	8,548	86	(85)	—	—	1
Issuance of warrant in debt financing	—	—	371	—	—	371
Stock-based compensation expense	—	—	32,854	—	—	32,854
Net loss	—	—	—	—	(110,559)	(110,559)
Net unrealized gain on short-term investments	—	—	—	32	—	32
Comprehensive loss	—	—	—	—	—	(110,527)
Balance, December 31, 2023	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(110,559)	$(182,024)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	32,854	42,980
Depreciation and amortization	2,899	2,889
Amortization of debt discount	133	—
Amortization of debt issuance costs	206	202
Accretion of discount on short-term investments	(1,739)	(736)
Impairment of property and equipment	617	209
Loss on disposal of property and equipment	10	74
Change in operating assets and liabilities:
Accounts receivable	(8,088)	(16,550)
Inventory	12,463	(6,191)
Prepaid expenses and other assets	15,426	1,010
Accounts payable	15	(578)
Accrued clinical and manufacturing liabilities	(2,177)	752
Accrued payroll and employee liabilities	(4,192)	(1,847)
Other accrued liabilities	3,343	12,898
Net cash used in operating activities	(58,789)	(146,912)
Investing activities:
Purchases of short-term investments	(87,658)	(145,683)
Maturities and sales of short-term investments	107,185	143,957
Purchases of property and equipment	(1,545)	(1,825)
Proceeds from the sale of property and equipment	13	227
Net cash provided by (used in) investing activities	17,995	(3,324)
Financing activities:
Net proceeds from sale of common stock	29,755	75,145
Net proceeds from notes financing	24,350	—
Proceeds from purchases under the Employee Stock Purchase Plan	904	1,444
Payments for stock issued under the equity incentive plan	(903)	(1,530)
Proceeds from warrant exercises	1	—
Net cash provided by financing activities	54,107	75,059
Net increase (decrease) in cash and cash equivalents	13,313	(75,177)
Cash and cash equivalents at beginning of year	15,364	90,541
Cash and cash equivalents at end of year	$28,677	$15,364
Supplemental disclosure of cash flow information:
Interest paid	$3,059	$2,250

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

ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”) is approved in the United States (“U.S.”) for the management of postoperative pain. APONVIE® (aprepitant) injectable emulsion (“APONVIE”) is approved in the U.S. for the prevention of postoperative nausea and vomiting. CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”) and SUSTOL® (granisetron) extended-release injection (“SUSTOL”) are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting.

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $80.4 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with contractual maturities of three months or less from the original purchase date.

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within other income (expense), net.

Our bank and investment accounts have been placed under a control agreement in accordance with our working capital line of credit (see Note 8).

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

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes and non-current notes payable outstanding at December 31, 2023 and 2022 do not have a readily available ascertainable market value, however, their carrying value, which is measured at carrying value less unamortized debt issuance costs or debt discounts, is considered to approximate their fair value.

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk on our cash, cash equivalents and short-term investments. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

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

The following includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales	Accounts Receivable
	Year Ended December 31, 2023	As of December 31, 2023
Customer A	43.3%	42.1%
Customer B	36.8%	36.1%
Customer C	19.0%	21.5%
Total	99.1%	99.7%

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

As of December 31, 2023 and 2022, we determined that an allowance for credit losses was not required. For the years ended December 31, 2023 and 2022, we did not have any material write-offs of accounts receivable balances.

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

Leases

We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months are recorded as lease liabilities with corresponding right-of-use (“ROU”) lease assets on the consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have elected the practical expedient to not separate lease and non-lease components.

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

Stock-Based Compensation Expense

We estimate the fair value of each option grant using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. This fair value is then amortized using the straight-line single-option method of attributing the value of stock-based compensation to expense over the requisite service periods of the awards. Forfeitures are accounted for, as incurred, as a reversal of stock-based compensation expense related to awards that will not vest. The Black-Scholes option pricing model and the Monte Carlo simulation model both require inputs of complex and subjective assumptions, including each option’s expected life and price volatility of the underlying stock.

Warrants

We have issued warrants to purchase shares of our common stock in conjunction with certain equity and debt financings or in exchange for services. The terms of the warrants were evaluated to determine the appropriate classification as equity or a liability.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, including pre-funded warrants to purchase shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, restricted stock units, warrants and shares of common stock underlying convertible notes are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

Because we have incurred a net loss for both periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2023	2022
Stock options outstanding	24,575	20,749
Restricted stock units outstanding	1,405	3,167
Warrants outstanding	298	8,548
Shares of common stock underlying convertible notes outstanding	9,819	9,819

Segment Reporting

Management has determined that we operate in one business segment which is the development and commercialization of therapeutic innovations. All revenues for the years ended December 31, 2023 and 2022 were generated from customers in the U.S.

Recent Accounting Pronouncements

Not Yet Adopted

In December 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,441	$23,441	$—	$—
U.S. treasury bills and government agency obligations	31,636	31,636	—	—
U.S. corporate debt securities	16,889	—	16,889	—
Foreign corporate debt securities	5,460	—	5,460	—
U.S. commercial paper	1,990	—	1,990	—
Foreign commercial paper	993	—	993	—
Total	$80,409	$55,077	$25,332	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,867	$13,867	$—	$—
U.S. treasury bills and agency obligations	35,715	35,715	—	—
U.S. corporate debt securities	1,497	—	1,497	—
U.S. commercial paper	5,481	—	5,481	—
Foreign commercial paper	28,292	—	28,292	—
Total	$84,852	$49,582	$35,270	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2023, cash equivalents included $5.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $51.7 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2022, cash equivalents included $1.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $69.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2023 and 2022 are included in cash and cash equivalents on the consolidated balance sheets.

4.
Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$31,625	$11	$—	$31,636
U.S. corporate debt securities	11,652	1	—	11,653
Foreign corporate debt securities	5,459	1	—	5,460
U.S. commercial paper	1,991	—	(1)	1,990
Foreign commercial paper	993	—	—	993
Total	$51,720	$13	$(1)	$51,732

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and agency obligations	$35,734	$—	$(19)	$35,715
U.S. commercial paper	5,481	—	—	5,481
Foreign commercial paper	28,292	—	—	28,292
Total	$69,507	$—	$(19)	$69,488

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2023 and 2022.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). For the year ended December 31, 2023, we recorded $32,000 in net unrealized gains associated with our short-term investments. For the year ended December 31, 2022, we recorded $13,000 in net unrealized losses associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We recognized $1,000 in realized losses during the year ended December 31, 2023. We did not recognize any realized gains or losses during the year ended December 31, 2022.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$17,643	$15,137
Work in process	14,550	20,723
Finished goods	9,917	18,713
Total inventory	$42,110	$54,573

As of December 31, 2023, total inventory included $11.2 million related to ZYNRELEF, $26.4 million related to CINVANTI, $4.1 million related to SUSTOL and $0.4 million related to APONVIE. As of December 31, 2022, total inventory included $30.9 million related to ZYNRELEF, $19.9 million related to CINVANTI, $2.6 million related to SUSTOL and $1.2 million related to APONVIE. Cost of product sales for the years ended December 31, 2023 and 2022 included charges of $20.3 million and $8.9 million, respectively, resulting primarily from the write-off of ZYNRELEF inventory.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$11,731	$21,120
Prepaid insurance	1,910	1,947
Interest receivables	310	154
Deposits	274	254
Other receivables	21	6,197
Total prepaid expenses and other assets	$14,246	$29,672

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Scientific equipment	$34,027	$33,318
Leasehold improvements	647	647
Computer equipment and software	1,506	1,506
Furniture, fixtures and office equipment	1,014	982
Property and equipment, gross	37,194	36,453
Less: accumulated depreciation and amortization	(17,028)	(14,293)
Property and equipment, net	$20,166	$22,160

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $2.9 million for both periods. As of December 31, 2023 and 2022, $6.3 million and $5.4 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued employee salaries and benefits	$1,371	$2,134
Accrued bonuses	5,499	7,783
Accrued vacation	2,354	3,499
Total accrued payroll and employee liabilities	$9,224	$13,416

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued product sales allowances	$36,529	$33,317
Accrued consulting and professional fees	3,940	4,236
Accrued accounts payable	559	363
Accrued interest	412	94
Other accrued liabilities	415	542
Total other accrued liabilities	$41,855	$38,552

5.
Revenue Recognition

The following provides disaggregated net product sales (in thousands):

	For the Years Ended December 31,
	2023	2022
CINVANTI net product sales	$94,869	$87,245
SUSTOL net product sales	13,057	10,231
ZYNRELEF net product sales	17,727	10,196
APONVIE net product sales	1,391	—
Total net product sales	$127,044	$107,672

The following provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates, administrative and other fees, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

			Discounts,
			Rebates,
	Product	Distributor	Administrative and
	Returns	Fees	Other Fees	Total
Balance at December 31, 2022	$3,336	$4,180	$25,801	$33,317
Provision	2,638	23,722	169,651	196,011
Payments/credits	(1,198)	(23,483)	(168,118)	(192,799)
Balance at December 31, 2023	$4,776	$4,419	$27,334	$36,529

6.
Commitments and Contingencies

Leases

As of December 31, 2023, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one 5-year option to renew the lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

In September 2023, we also entered into a sublease agreement to sublet 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

Annual future minimum lease payments as of December 31, 2023 are as follows (in thousands):

Year ended December 31:
2024	$3,153
2025	3,138
2026	—
2027	—
2028	—
Thereafter	—
Total future minimum lease payments	6,291
Less: discount	(416)
Total lease liabilities	$5,875

Rent expense under all operating leases totaled $2.9 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we paid $3.0 million and $2.9 million, respectively, for our operating leases.

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

Purchase Obligations

At December 31, 2023, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our commercial products. Total purchase obligations of $60.2 million were not included in our consolidated financial statements for the year ended December 31, 2023, with $39.0 million due in one year and $21.2 million due within two to three years.

7.
Reorganization

June 2023 Reorganization

In June 2023, we implemented a restructuring plan under which we provided or will provide employees with one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount expected to be incurred for these activities is $4.2 million, which primarily consists of severance payments to terminated employees. During the year ended December 31, 2023, we recognized $4.2 million of the total expense, $2.4 million of which was included in sales and marketing expense, $1.7 million of which was included in research and development expense and $0.1 million of which was included in general and administrative expense. As of December 31, 2023, we have paid $3.7 million of the total cash severance charges. We anticipate that the cash payments due to terminated employees will be substantially complete in the first quarter of 2024.

Executive Officer Departures

During the second and third quarters of 2023, we also implemented changes to our executive leadership structure. In connection with these changes, we provided five executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock award modifications. The total expense for these activities was $13.4 million, $4.7 million of which was primarily for severance and $8.7 million of which was for non-cash, stock-based compensation expense. During the year ended December 31, 2023, we recognized $13.4 million of the total expense, $7.2 million of which was included in general and administrative expense, $3.9 million of which was included in sales and marketing expense, and $2.3 million of which was included in research and development expense. As of December 31, 2023, we have paid substantially all of the cash severance charges.

June 2022 Reorganization

In June 2022, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities was $5.4 million, $5.0 million of which was primarily for severance and $0.4 million of which was for non-cash, stock-based compensation expense related to stock award modifications. For the year ended December 31, 2022, we recognized $5.4 million of the total expense, $4.2 million of which was included in research and development expense, $1.0 million of which was included in sales and marketing expense, and $0.2 million of which was included in general and administrative expense. As of December 31, 2023, we have paid all of the total cash severance charges.

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

The Loan Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our existing senior unsecured convertible notes (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, as of closing, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Loan Agreement, the loans also accrue paid-in-kind interest monthly at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

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

The Loan Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400 million. The Loan Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Loan Agreement as of December 31, 2023.

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

In connection with the Loan Agreement, we recognized the initial 297,619 issued warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee, of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Loan Agreement, resulting in an effective interest rate of 14.5%. For the year ended December 31, 2023, interest expense related to the Loan Agreement was $1.3 million, which included $1.0 million related to the stated interest rate, $0.2 million related to paid-in-kind interest, and $0.1 million related to the amortization of the debt discounts. As of December 31, 2023, the carrying value of tranche 1A was $24.3 million, which is comprised of the $25.2 million principal amount outstanding, less debt discounts of $0.9 million.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the year ended December 31, 2023, interest expense related to the Notes was $2.5 million, which included $2.3 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs. As of December 31, 2023, the carrying value of the Notes was $149.5 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.5 million.

9.
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

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2023 were as follows (in thousands):

Number of
Shares
Stock options outstanding	24,575
Restricted stock units outstanding	1,405
Stock options available for grant	8,605
Shares of common stock reserved under the Employee Stock Purchase Plan	328
Shares of common stock underlying warrants	1,461
Shares of common stock underlying convertible notes outstanding (see Note 8)	9,819
Total shares reserved for future issuance	46,193

10.
Equity Incentive Plans

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”) at which time a maximum of 10,000 shares of common stock were available for issuance. In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019, June 2021, May 2022 and June 2023, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000, 200,000, 300,000, 200,000, 850,000 and 400,000 shares, respectively, for a total of 2,225,000 shares reserved at December 31, 2023. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 6 months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 717,046 and 406,421 shares in 2023 and 2022, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2023 and 2022 was $1.26 and $3.55, respectively. As of December 31, 2023, 1,897,445 shares of common stock have been issued under the ESPP and 327,555 shares of common stock are available for future issuance.

Stock Option Plans

We currently have one stock option plan from which we can grant options and restricted stock awards to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Amended and Restated Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019, June 2021, May 2022 and June 2023, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000, 5,000,000, 7,000,000, 2,000,000, 2,900,000 and 8,490,000 shares of common stock, respectively, resulting in an aggregate of 39,190,000 shares of common stock authorized for issuance as of December 31, 2023. At December 31, 2023, there were 8,605,026 shares available for future grant under the 2007 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

In 2023, we granted options to certain employees outside of our stockholder approved stock option plan. All options to purchase our common stock were granted with an exercise price that equals fair market value of the underlying common stock on the grant dates and expire no later than 10 years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable 4 years after the date of grant, provided, however, that we have also issued stock options awards that are subject to market-based vesting requirements. All stock option grants issued outside of our stockholder approved plans were approved by our Board of Directors and have been registered on Form S-8 with the SEC.

In 2020, we began granting restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2007 Plan. We satisfy such grants through the issuance of new shares upon vesting.

The following summarizes the stock option plan activity:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2022	20,749,349	$14.61
Granted	16,210,379	$1.69
Exercised	(26,570)	$1.32
Cancelled	(12,358,296)	$12.72
Balance at December 31, 2023	24,574,862	$7.06

	Outstanding RSUs
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2022	3,167,397	$6.46
Granted	1,757,506	$2.39
Released	(1,627,619)	$6.34
Forfeited	(1,892,355)	$4.27
Balance at December 31, 2023	1,404,929	$4.43

For the year ended December 31, 2023, options cancelled (included in options outstanding) consisted of 11,508,070 options forfeited with a weighted-average exercise price of $13.10 and 850,226 options expired with a weighted-average exercise price of $7.47.

As of December 31, 2023, options exercisable have a weighted-average remaining contractual term of 5.6 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the year ended December 31, 2023 was $10,000. There were no option exercises during the year ended December 31, 2022. As of December 31, 2023, the total intrinsic value of options outstanding and exercisable was $137,000. As of December 31, 2022, there were no options outstanding and exercisable that were in-the-money.

	Years Ended December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Exercisable at end of year	11,390,275	$12.87	13,650,210	$17.86
Options vested or expected to vest	24,574,862	$7.06	20,183,769	$14.82

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2023 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Outstanding	Range of	Contractual	Exercise	Options	Options
Options	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable
6,179,628	$0.97–$1.51	9.51	$1.25	344,006	$1.30
7,660,800	$1.52–$2.28	9.28	1.77	2,001,281	1.78
3,406,724	$2.32–$3.48	7.68	2.99	2,182,510	3.05
83,323	$3.61–$5.42	8.61	4.08	34,239	4.09
21,459	$5.50–$8.25	7.65	5.84	10,059	5.81
1,100,494	$8.80–$13.20	3.57	11.18	996,018	11.20
3,116,010	$13.50–$20.25	4.13	16.10	2,817,050	16.16
2,828,424	$20.93–$31.40	4.26	25.72	2,827,112	25.72
178,000	$31.45–$41.18	3.17	35.45	178,000	35.45
24,574,862		7.58	7.06	11,390,275	12.87

On December 31, 2023, we had reserved 25,979,791 shares of common stock for future issuance on exercise of outstanding options and vesting of outstanding restricted stock units granted under the 2007 Plan, as well as the non-plan grants.

Stock-Based Compensation

The following summarizes stock-based compensation expense related to stock-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2023	2022
Research and development	$10,880	$17,909
General and administrative	12,471	11,688
Sales and marketing	9,503	13,383
Total stock-based compensation expense	$32,854	$42,980

As of December 31, 2023, there was $23.2 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2023	2022
Risk-free interest rate	3.7%	3.3%
Dividend yield	—%	—%
Volatility	68.1%	62.0%
Expected life (years)	6 to 10	6

ESPP:

	December 31,
	2023	2022
Risk-free interest rate	5.3%	3.2%
Dividend yield	—%	—%
Volatility	99.6%	83.8%
Expected life (months)	6	6

The weighted-average fair value of options granted was $1.13 and $1.71 for the years ended December 31, 2023 and 2022, respectively.

The weighted-average fair value of shares purchased through the ESPP was $0.64 and $1.65 for the years ended December 31, 2023 and 2022, respectively.

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

11.
Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. We make matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $9,900 and $9,150 for the years ended December 31, 2023 and 2022, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2023 and 2022, we contributed $1.0 million and $1.4 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

12.
Income Taxes

For the years ended December 31, 2023 and 2022, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2023	2022
Tax at statutory federal rate	$(23,210)	$(38,225)
State tax, net of federal benefit	(1,460)	(13,898)
Research and development credits	—	(3,531)
Stock-based compensation expense	19,022	5,857
Non-deductible compensation	(4,682)	2,104
Employee retention credit adjustment	—	(1,265)
Change in valuation allowance	7,556	46,452
Provision to return adjustment	3,008	—
Other	(234)	2,506
Provision for income taxes	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$320,998	$313,834
Research and development credits	59,417	60,245
Section 174 capitalized research and development	28,822	20,903
Stock-based compensation	15,413	23,991
Lease liabilities	1,471	2,052
Other	5,005	3,693
Total gross deferred tax assets	431,126	424,718
Deferred tax liabilities:
Right-of-use lease assets	(1,362)	(1,914)
Total gross deferred tax liabilities	(1,362)	(1,914)
Valuation allowance	(429,764)	(422,804)
Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2023 and 2022 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $1.3 billion and $879.1 million, respectively. The federal NOL carryforwards consist of $542.3 million generated before January 1, 2018, which will begin to expire in 2024, and $755.7 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2023, we had federal and state research and development credit carryforwards of $44.6 million and $21.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2024. The state research and development credit carryforwards will be carried forward indefinitely.

Internal Revenue Code (“IRC”) Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Sections 382 and 383 limitation. State jurisdictions have similar rules. We have performed an analysis of IRC Sections 382 and 383 through July 31, 2023 and determined there were ownership changes in 2007, 2011 and 2013. The limitation in the federal and state NOL and research and development credit carryforwards that expire unused would reduce the deferred tax assets, which are fully offset by a valuation allowance.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2003 to 2023 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$11,235	$9,631
Decrease for tax positions of prior years	(332)	(200)
Increase based on tax positions related to current year	—	1,804
Balance at end of year	$10,903	$11,235

Due to our valuation allowance, the $10.9 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act includes changes to the tax provisions that benefits business such as the Employee Retention Credit (“ERC”). The ERC provides an eligible employer with a tax credit that is allowed against certain employment taxes. We qualified for federal government assistance through the ERC provisions for the period between January 1, 2021 and September 30, 2021. We recognize government grants when there is reasonable assurance of compliance with grant conditions and receipt of the credits. For the year ended December 31, 2022, we recorded a one-time refund totaling $6.0 million, which was included in the consolidated balance sheets as prepaid expenses and other current assets, as well as in the consolidated statements of operations and comprehensive loss as an offset to the related employee expenses within research and development, general and administrative, and sales and marketing expenses. The one-time $6.0 million refund was received in the second quarter of 2023.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to IRC Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and over a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $21 million during the year ended December 31, 2022.

13.
Subsequent Event

In January 2024, we entered into a five-year distributor partnership with CrossLink Life Sciences, LLC (“Crosslink”) to expand the sales network supporting ZYNRELEF. Crosslink will be the lead partner in the U.S. to expand ZYNRELEF promotion for orthopedic indications. The partnership will launch in several phases, initially at a regional level, followed by an expanded national rollout. In total, approximately 650 representatives will be added to Heron’s sales network over the year. At this time, we cannot estimate the impact of the Crosslink agreement on our future financial results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2023. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting, which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, and to all of our other officers, directors and employees. The Code of Ethics is available in the Corporate Governance section of the Investor Resources page on our website at www.herontx.com. We intend to disclose future waivers or material amendments to certain provisions of our Code of Ethics on the above-referenced website within four business days following the date of such waiver or amendment.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.

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

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Company’s Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2018, as Exhibit 3.6, filed on February 22, 2019)
3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 12, 2023)
3.7	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)
4.1	Common Stock Certificate (incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 4.1, filed on June 27, 2014)
4.3	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on October 22, 2009)
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

4.6	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)
10.1*	Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.2, filed on June 30, 2023)
10.2*	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.1, filed on June 30, 2023)
10.3*	Form of 2007 Equity Incentive Plan Stock Option Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.3, filed on January 14, 2008)
10.4*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to our Registration on Form S-8 (Registration No. 333-148660), as Exhibit 4.4, filed on January 14, 2008)
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

Biomedical, LLC) (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 29, 2015)
10.11*

Executive Employment Agreement, dated January 28, 2016, by and between the Company and Kimberly Manhard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as Exhibit 10.1, filed on May 5, 2016)

10.12

Lease Agreement, dated October 18, 2016, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as Exhibit 10.3, filed on November 8, 2016)

10.13

First Amendment to Lease, dated March 15, 2017, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on March 17, 2017)

10.14

Second Amendment to Lease, dated May 8, 2018, by and between the Company and AP3-SD1 Campus Point LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as Exhibit 10.1, filed on May 10, 2018)

10.15

Third Amendment to Lease, dated December 19, 2019, by and between the Company and ARE-SD Region No. 61, LLC (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on December 20, 2019)

10.16

Note Purchase Agreement, dated as of May 24, 2021, by and among Heron Therapeutics, Inc. and funds affiliated with Baker Bros. Advisors, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 25, 2021)

10.17

Fourth Amendment to Lease, dated October 13, 2021, by and between the Company and ARE-SD Region No. 61, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as Exhibit 10.1, filed on November 3, 2021)

10.18*

Executive Employment Agreement, dated March 17, 2016, by and between the Company and David Szekeres (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as Exhibit 10.1, filed on August 9, 2022)

10.19

Securities Purchase Agreement, dated August 8, 2022, by and among the Company and the Purchasers signatory thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)

10.20

Cooperation Agreement, dated February 21, 2023, by and among Heron Therapeutics, Inc., Rubric Capital Management LP, the persons and entities listed on Schedule A thereto, Velan Capital Investment Management LP, and the persons and entities listed on Schedule B thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on February 22, 2023)

10.21*

Executive Employment Agreement, dated April 3, 2023, by and between the Company and Craig Collard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.1, filed on August 14, 2023)

10.22*

Amendment to Executive Employment Agreement, dated May 5, 2023, by and between the Company and David Szekeres (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on July 24, 2023)

10.23*

Management Retention Agreement, dated June 6, 2023, by and between the Company and William Forbes (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.3, filed on August 14, 2023)

10.24*

Management Retention Agreement, dated June 16, 2023, by and between the Company and Ira Duarte (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.4, filed on August 14, 2023)

10.25*	Form of Inducement Notice of Grant of Stock Options and Option Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.3, filed on June 30, 2023)
10.26*

Form of Inducement Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.4, filed on June 30, 2023)

10.27

Securities Purchase Agreement, dated July 21, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on July 24, 2023)

10.28

Working Capital Facility Agreement dated August 9, 2023, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc.

(incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.10, filed on August 14, 2023)
23.1	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Management contract or compensatory plan, contract or arrangement.

+ Confidential treatment has been requested with respect to certain portions of the exhibit, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

#Furnished herewith. The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

DATE: March 12, 2024	BY:	/s/ CRAIG COLLARD
Craig Collard
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Craig Collard as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, with respect to this annual report and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG COLLARD	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Craig Collard

/s/ IRA DUARTE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 12, 2024
Ira Duarte

/s/ SHARMILA DISSANAIKE	Director	March 12, 2024
Sharmila Dissanaike

/s/ CRAIG JOHNSON	Director	March 12, 2024
Craig Johnson

/s/ ADAM MORGAN	Chairman of the Board of Directors	March 12, 2024
Adam Morgan

/s/ SUSAN RODRIGUEZ	Director	March 12, 2024
Susan Rodriguez

/s/ CHRISTIAN WAAGE	Director	March 12, 2024
Christian Waage