Form 10-Q
period 2024-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2024-05-07
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 2, 2024 was 150,653,158.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$20,450	$28,677
Short-term investments	51,074	51,732
Accounts receivable, net	65,322	60,137
Inventory	42,473	42,110
Prepaid expenses and other current assets	6,584	6,118
Total current assets	185,903	188,774
Property and equipment, net	19,306	20,166
Right-of-use lease assets	4,794	5,438
Other assets	7,884	8,128
Total assets	$217,887	$222,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$837	$3,240
Accrued clinical and manufacturing liabilities	19,943	22,291
Accrued payroll and employee liabilities	7,647	9,224
Other accrued liabilities	43,814	41,855
Current lease liabilities	3,137	3,075
Total current liabilities	75,378	79,685
Non-current lease liabilities	2,045	2,800
Non-current notes payable, net	24,447	24,263
Non-current convertible notes payable, net	149,542	149,490
Other non-current liabilities	241	241
Total liabilities	251,653	256,479
Stockholders’ deficit:
Common stock	1,504	1,503
Additional paid-in capital	1,873,910	1,870,525
Accumulated other comprehensive (loss)/income	(6)	13
Accumulated deficit	(1,909,174)	(1,906,014)
Total stockholders’ deficit	(33,766)	(33,973)
Total liabilities and stockholders’ deficit	$217,887	$222,506

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net product sales	$34,670	$29,615
Cost of product sales	8,444	16,854
Gross profit	26,226	12,761
Operating expenses:
Research and development	4,608	8,836
General and administrative	14,974	15,834
Sales and marketing	11,442	21,154
Total operating expenses	31,024	45,824
Loss from operations	(4,798)	(33,063)
Other income, net	1,638	295
Net loss	(3,160)	(32,768)
Other comprehensive loss:
Unrealized (losses) gains on short-term investments	(19)	28
Comprehensive loss	$(3,179)	$(32,740)
Basic and diluted net loss per share	$(0.02)	$(0.27)
Weighted average common shares outstanding, basic and diluted	151,199	119,246

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2023 (audited)	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under equity incentive plan	93	1	10	—	—	11
Stock-based compensation expense	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	(3,160)	(3,160)
Net unrealized gains on short-term investments	—	—	—	(19)	—	(19)
Comprehensive loss						(3,179)
Balance as of March 31, 2024 (unaudited)	150,378	1,504	1,873,910	(6)	(1,909,174)	(33,766)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2022 (audited)	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under equity incentive plan	125	2	(210)	—	—	(208)
Stock-based compensation expense	—	—	7,947	—	—	7,947
Net loss	—	—	—	—	(32,768)	(32,768)
Net unrealized losses on short-term investments	—	—	—	28	—	28
Comprehensive loss						(32,740)
Balance as of March 31, 2023 (unaudited)	119,280	1,193	1,815,592	9	(1,828,223)	(11,429)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(3,160)	$(32,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,375	7,947
Depreciation and amortization	689	718
Amortization of debt discount	88	—
Amortization of debt issuance costs	52	51
Accretion of discount on short-term investments	(638)	(474)
Impairment of property and equipment	170	154
Changes in operating assets and liabilities:
Accounts receivable	(5,185)	601
Inventory	(363)	2,514
Prepaid expenses and other assets	(222)	906
Accounts payable	(2,403)	840
Accrued clinical and manufacturing liabilities	(2,347)	(3,195)
Accrued payroll and employee liabilities	(1,577)	(3,906)
Other accrued and other non-current liabilities	2,005	1,712
Net cash used in operating activities	(9,516)	(24,900)
Investing activities:
Purchases of short-term investments	(37,892)	(13,942)
Maturities and sales of short-term investments	39,170	51,000
Purchases of property and equipment	—	(224)
Net cash provided by investing activities	1,278	36,834
Financing activities:
Payments for stock issued under the equity incentive plan	11	(208)
Net cash provided by (used in) financing activities	11	(208)
Net (decrease) increase in cash and cash equivalents	(8,227)	11,726
Cash and cash equivalents at beginning of period	28,677	15,364
Cash and cash equivalents at end of period	$20,450	$27,090
Supplemental disclosure of cash flow information:
Interest paid	$649	$—

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

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $71.5 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024.

Reclassification of Certain Expenses

The condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 reflects reclassification of certain expenses from research and development to general and administrative expenses to align with the Company's presentation for the three months ended March 31, 2024 as a result of the restructuring implemented in 2023, the realignment of the Company's departments and the function of the expenses incurred. This presentation results in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

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

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive income (loss) and realized gains and losses included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within other income (expense), net.

Our bank and investment accounts have been placed under a control agreement in accordance with our Working Capital Line of Credit (see Note 9).

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk with respect to our cash, cash equivalents and short-term investments, however, any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flows.

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

The following table includes the percentage of net product sales and accounts receivable balances for our four major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2024	As of March 31, 2024
Customer A	38.0%	37.0%
Customer B	24.0%	23.0%
Customer C	20.0%	20.0%
Customer D	17.0%	20.0%
Total	99.0%	100.0%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable.

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

Revenue Recognition

Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Product Sales

Our Products are distributed in the U.S. through a limited number of Customers that resell to healthcare providers and hospitals, the end users of our Products.

Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for our Products. To determine revenue recognition for contracts with Customers within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a Customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations. We recognize revenue from Product sales when there is a transfer of control of the Product to our Customers. We typically determine transfer of control based on when the Product is delivered, and title passes to our Customers.

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
•
GPO Administrative Fees—We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO's members.
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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended March 31,
	2024	2023
CINVANTI net product sales	$25,617	$22,855
SUSTOL net product sales	3,615	2,983
ZYNRELEF net product sales	5,013	3,533
APONVIE net product sales	425	244
Total net product sales	$34,670	$29,615

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2023	$4,776	$4,419	$27,334	$36,529
Provision	(1,698)	6,655	49,331	54,288
Payments/credits	(237)	(6,085)	(45,823)	(52,145)
Balance at March 31, 2024	$2,841	$4,989	$30,842	$38,672

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded warrants to purchase shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, restricted stock units, warrants and shares of common stock underlying convertible notes are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2024	2023
Stock options outstanding	29,380	21,376
Restricted stock units outstanding	1,973	3,851
Warrants outstanding	298	8,548
Shares of common stock underlying convertible notes outstanding	9,819	9,819

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and do not believe any will have a material impact on our condensed consolidated financial statements or related financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$15,271	$15,271	$—	$—
U.S. Treasury bills and government agency obligations	40,527	40,527	—	—
U.S. corporate debt securities	11,476	—	11,476	—
Foreign corporate debt securities	4,250	—	4,250	—
Total	$71,524	$55,798	$15,726	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,441	$23,441	$—	$—
U.S. Treasury bills and government agency obligations	31,636	31,636	—	—
U.S. corporate debt securities	16,889	—	16,889	—
Foreign corporate debt securities	5,460	—	5,460
U.S. commercial paper	1,990	—	1,990	—
Foreign commercial paper	993	—	993	—
Total	$80,409	$55,077	$25,332	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy, during the three months ended March 31, 2024 or March 31, 2023.

As of March 31, 2024, cash equivalents included $5.2 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $21.4 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2023, cash equivalents included $5.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $51.7 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2024 and December 31, 2023 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at March 31, 2024 and December 31, 2023 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$40,533	$—	$(6)	$40,527
U.S. corporate debt securities	6,298	—	(1)	6,297
Foreign corporate debt securities	4,249	1	—	4,250
U.S. commercial paper	—	—	—	—
Foreign commercial paper	—	—	—	—
Total	$51,080	$1	$(7)	$51,074

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$31,625	$11	$—	$31,636
U.S. corporate debt securities	11,652	1	—	11,653
Foreign corporate debt securities	5,459	1	—	5,460
U.S. commercial paper	1,991	—	(1)	1,990
Foreign commercial paper	993	—	—	993
Total	$51,720	$13	$(1)	$51,732

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2024 and 2023.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2024 or March 31, 2023.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$18,075	$17,643
Work in process	16,288	14,550
Finished goods	8,110	9,917
Total inventory	$42,473	$42,110

As of March 31, 2024, total inventory included $27.4 million related to CINVANTI, $11.2 million related to ZYNRELEF, $3.7 million related to SUSTOL and $0.1 million related to APONVIE. As of December 31, 2023, total inventory included $26.4 million related to CINVANTI, $11.2 million related to ZYNRELEF, $4.1 million related to SUSTOL and $0.4 million for APONVIE. For the three months ended March 31, 2023, cost of product sales included charges of $5.3 million primarily relating to the write-off of short-dated ZYNRELEF inventory. There were no such charges incurred during the three months ended March 31, 2024.

7. Leases

As of March 31, 2024, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

We also have an operating lease through which we sublease 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

During the three months ended March 31, 2024, we recognized $0.7 million of operating lease expense and we paid $0.8 million for our operating leases. During the three months ended March 31, 2023, we recognized $0.7 million of operating lease expense and we paid $0.7 million for our operating leases.

Annual future minimum lease payments as of March 31, 2024 are as follows (in thousands):

2024	$2,362
2025	3,138
Total future minimum lease payments	$5,500
Less: discount	(318)
Total lease liabilities	$5,182

8. Reorganizations

June 2023 Reorganization

In June 2023, we implemented a restructuring plan under which we provided employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities was $4.2 million, which primarily consists of severance payments to terminated employees. During the three months ended March 31, 2024, we paid $0.5 million of the total cash severance charges. As of March 31, 2024, we have completed payment of the cash severance charges.

Executive Officer Departures

During the second and third quarters of 2023, we also implemented changes to our executive leadership structure. In connection with these changes, we provided five executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $13.4 million, $4.7 million of which was primarily for severance and $8.7 million of which was for non-cash, stock-based compensation expense, which was recognized in 2023. During the three months ended March 31, 2024, we paid $0.1 million of the total cash severance charges. As of March 31, 2024, we have completed payment of the cash severance charges.

We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

9. Long-Term Debt and Convertible Notes

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

The Loan Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our Notes (as defined below) (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, as of closing, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Loan Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lenders to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of loans funded by the Lenders (the “Warrant Coverage”). The Loan Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance.

The Loan Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400 million. The Loan Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Loan Agreement as of March 31, 2024.

The Loan Agreement was accounted for in accordance with ASC Topic 470, Debt, ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The initial tranche 1A funding of $25.0 million and the Lender Warrants are accounted for as freestanding debt and equity financial instruments, respectively, as they are legally detachable and separately exercisable. The additional borrowings available under the Loan Agreement plus the additional warrants to purchase shares of our common stock, which would be issued concurrently, are accounted for as a single freestanding financial instrument that are not assets or obligations of ours; this financial instrument meets the loan commitment derivative scope exception and will be accounted for when and if we borrow additional tranches in the future. The initial funding of $25.0 million was recorded as a liability on the condensed consolidated balance sheets.

In connection with the Loan Agreement, we recognized the initial Lender Warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee, of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Loan Agreement, resulting in an effective interest rate of 14.5%. For the three months ended March 31, 2024, interest expense related to the Loan Agreement was $0.9 million, which included $0.6 million related to the stated interest rate, $0.1 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts. As of March 31, 2024, the carrying value of tranche 1A was $24.4 million, which is comprised of the $25.0 million principal amount outstanding, $0.2 million of accumulated paid-in-kind interest, less debt discounts of $0.8 million.

Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million in Senior Unsecured Convertible Notes (the “Notes”). We received a total of $149.0 million, net of issuance costs, from the issuance of the Notes.

The Notes were issued at par. The Notes bear interest at a rate of 1.5% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

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

The Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the Notes were recorded as a liability on the condensed consolidated balance sheets.

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three months ended March 31, 2024, interest expense related to the Notes was $0.6 million, which included $563,000 related to the stated interest rate and $52,000 related to the amortization of debt issuance costs. For the three months ended March 31, 2023, interest expense related to the Notes was $0.6 million, which included $563,000 related to the stated interest rate and $51,000 related to the amortization of debt issuance costs. As of March 31, 2024, the carrying value of the Notes was $149.5 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.5 million.

10. Stockholders’ Deficit

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the “July 2023 Private Placement”) with Rubric Capital Management L.P., Velan Capital, Clearline Capital and Hercules Capital, Inc. (collectively, the “Purchasers”) whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the July 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share (the "July 2023 Pre-Funded Warrants"). The July 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and the July 2023 Pre-Funded Warrants is $29.8 million (net of $0.2 million in issuance costs). The July 2023 Private Placement closed on July 25, 2023. In August 2023, we filed a registration statement with the SEC to register for resale 21.9 million shares of our common stock. The registration statement was declared effective on August 31, 2023.

11. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	24,575	$7.06	5.60
Granted	6,331	$2.17
Exercised	(40)	$1.88
Expired and forfeited	(1,486)	$10.35
Outstanding at March 31, 2024	29,380	$5.85	7.23

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.2%	3.7%
Dividend yield	0.0%	0.0%
Volatility	79.7%	63.9%
Expected life (years)	4	6

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended March 31, 2024.

The following table summarizes the restricted stock unit activity (“RSUs”) for the three months ended March 31, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,405	$4.43
Granted	949	$2.16
Released	(125)	$2.56
Expired and forfeited	(256)	$3.85
Outstanding at March 31, 2024	1,973	$3.09

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$1,878	$3,532
Sales and marketing	796	2,679
Research and development	701	1,736
Total stock-based compensation expense	$3,375	$7,947

As of March 31, 2024, there was $21.3 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

12. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2024.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024, continue to be accurate for the three months ended March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2024 (the "2023 Annual Report").

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

Factors that might cause these differences include the following:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution (“ZYNRELEF”), APONVIE® (aprepitant) injectable emulsion (“APONVIE”), CINVANTI® (aprepitant) injectable emulsion (“CINVANTI”), and SUSTOL® (granisetron) extended-release injection (“SUSTOL” and together with ZYNRELEF, APONVIE and CINVANTI, our "Products") in the United States (“U.S.”) , and our positioning relative to products that now or in the future compete with our Products or product candidates;
•
our estimates regarding the potential market opportunities for our Products and our product candidates, if approved, and our ability to capture the potential additional market opportunity from the expanded ZYNRELEF label recently approved in the U.S.;
•
our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and product candidates that receive regulatory approvals;
•
whether study results of our Products and product candidates are indicative of the results in future studies;
•
the results of the commercial launch of APONVIE in the U.S.;
•
the potential regulatory approval for, and commercial launch, of our product candidates, if approved;
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
•
our ability to meet the postmarketing study requirements within the mandated timelines of the U.S. Food and Drug Administration ("FDA")and to obtain favorable results and comply with standard postmarketing requirements, including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance and disclosure of payments or other transfers of value to healthcare professionals and entities for Products or any of our product candidates;
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
•
our reliance on third-party contract manufacturers to supply our Products and product candidates, if approved;
•
unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment, including as a result of geopolitical uncertainty;
•
our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;
•
uncertainties associated with obtaining and enforcing patents and trade secrets to protect our Products, our product candidates, our Biochronomer Technology and our other technology;
•
our ability to successfully defend ourselves against unforeseen third-party infringement claims and other litigation involving our Products and product candidates;
•
our estimates regarding our capital requirements;
•
the impact of our restructuring activities, including the reduced headcount and external spend;
•
the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements;
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities; and
•
those risks listed under the section entitled "risk Factors" in Part I, Item 1A of the 2023 Annual Report.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated by our future filings under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You should carefully review all information therein.

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

Acute Care Product Portfolio

Our Acute Care Product Portfolio consists of ZYNRELEF, which is approved in the U.S. for the management of postoperative pain and APONVIE, which is approved in the U.S. for the prevention of postoperative nausea and vomiting.

ZYNRELEF

ZYNRELEF was initially approved by the FDA in May 2021, and we commenced commercial sales in the U.S. in July 2021. In each of December 2021 and January 2024, the FDA approved an expansion of ZYNRELEF's indication. ZYNRELEF is approved for small-to-medium open abdominal, lower extremity total joint arthroplasty, soft tissue and orthopedic surgical procedures including foot and ankle, and other procedures in which direct exposure to articular cartilage is avoided.

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

In January 2024, we entered into a five-year distributor partnership with CrossLink Life Sciences, LLC (“Crosslink”) to expand the sales network supporting ZYNRELEF. Crosslink will be the lead partner in the U.S. to expand ZYNRELEF promotion for orthopedic indications. The partnership will launch in several phases, initially at a regional level, followed by an expanded national rollout. In total, we anticipate that approximately 650 representatives will be added to Heron’s sales network over 2024.

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

Oncology Care Product Portfolio

Our Oncology Care Product portfolio consists of SUSTOL and CINVANTI, which are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting.

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

CINVANTI

CINVANTI was approved by the FDA in November 2017, and we commenced commercial sales in the U.S. in January 2018. In each of February 2019 and October 2019, the FDA approved an expansion of CINVANTI of its administration and indication, respectively.

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

CINVANTI is an IV formulation of aprepitant, a substance NK1 receptor antagonist. CINVANTI is the first IV formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is a single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0–24 hours after chemotherapy) and the delayed phase (24–120 hours after chemotherapy). CINVANTI is the first IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC that is free of synthetic surfactants, including polysorbate 80.

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

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued research and development expenses, income taxes, and stock-based compensation. There have been no material changes to our critical accounting estimates disclosures included in our 2023 Annual Report.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net Product Sales

For the three months ended March 31, 2024 and March 31, 2023, net product sales were $34.7 million and $29.6 million, respectively.

Net Product Sales – Acute Care

For the three months ended March 31, 2024 and March 31, 2023, net product sales of ZYNRELEF were $5.0 million and $3.5 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, net product sales of APONVIE were $0.5 million and $0.3 million, respectively. The increase in net product sales for both ZYNRELEF and APONVIE is attributed to an increase in the units sold in 2024 as compared to 2023.

Net Product Sales – Oncology Care

For the three months ended March 31, 2024 and March 31, 2023, net product sales of CINVANTI were $25.6 million and $22.8 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, net product sales of SUSTOL were $3.6 million and $3.0 million, respectively. The increase in net product sales for both CINVANTI and SUSTOL is attributed to an increase in the units sold in 2024 as compared to 2023.

Cost of Product Sales

For the three months ended March 31, 2024 and March 31, 2023, cost of product sales was $8.4 million and $16.9 million, respectively. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three months ended March 31, 2023, cost of product sales also included charges of $5.3 million, resulting primarily from the write-off of short-dated ZYNRELEF inventory. There were no charges related to the write-off of inventory during the three months ended March 31, 2024. The remaining decrease in cost of product sales is attributed to a decrease in cost per units for CINVANTI and ZYNRELEF, as large-scale manufacturing was validated and approved in late 2022.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
ZYNRELEF-related costs	$636	$2,156
CINVANTI-related costs	471	824
APONVIE-related costs	202	693
SUSTOL-related costs	90	281
Personnel costs and other expenses	2,508	3,147
Stock-based compensation expense	701	1,736
Total research and development expense	$4,608	$8,837

For the three months ended March 31, 2024 and March 31, 2023, research and development expense was $4.6 million and $8.8 million, respectively. The decrease in research and development expense was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023, as well as a decrease in non-cash, stock-based compensation expense. The decrease is also due to decreases in costs related to ZYNRELEF and CINVANTI, as large-scale manufacturing was approved in 2022 and APONVIE as a result of the product becoming commercially available in March 2023.

General and Administrative Expense

For the three months ended March 31, 2024 and March 31, 2023, general and administrative expense was $15.0 million and $15.8 million, respectively. The decrease was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023.

Sales and Marketing Expense

For the three months ended March 31, 2024 and March 31, 2023, sales and marketing expense was $11.4 million and $21.2 million, respectively. The decrease was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023.

Other Income, Net

For the three months ended March 31, 2024 and March 31, 2023, other income, net was $1.6 million and $0.3 million, respectively. The increase is primarily attributed to a one time settlement gain contingency related to a legal dispute, during the three months ended March 31, 2024.

Restructuring Plans

See Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for discussion of the June 2023 Reorganization.

Liquidity and Capital Resources

The Company's short-term and long-term liquidity requirements primarily arise from funding (i) sales and marketing expenses, (ii) general and administrative expenses including salaries, bonuses and commissions, (iii) working capital requirements, and (iv) research and development expenses, and (v) payments related to our outstanding convertible notes. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $71.5 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue and the scope and costs of our commercial and research and development activities.

Our net loss for the three months ended March 31, 2024 and March 31, 2023 was $3.2 million, or $0.02 per share, and $32.8 million, or $0.27 per share, respectively.

Our net cash used in operating activities for the three months ended March 31, 2024 and March 31, 2023 was $9.5 million, compared to $24.9 million. The decrease in net cash used in operating activities was primarily due to a decrease in net loss as a result of decreases in operating spend, partially offset by changes in working capital, specifically accounts receivable due to timing of collections, inventory as a result of write-offs incurred during Q1 2023 which did not reoccur during Q1 2024, accounts payable due to timing of payments and accrued payroll and employee liabilities due to reduced headcount.

Our net cash provided by investing activities for the three months ended March 31, 2024 and March 31, 2023 was $1.3 million, compared to $36.8 million. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $37.1 million for the three months ended March 31, 2023 compared to $1.3 million for the three months ended March 31, 2024.

Our net cash provided by financing activities for the three months ended March 31, 2024 was $0.01 million, compared to net cash used in financing activities of $0.2 million for the same period in 2023.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock, product sales and debt financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of such time.

There were no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed below, there are no material changes from the legal proceedings previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2023.

On August 4, 2023, the Company received a Notice Letter from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Mylan’s ANDA for a generic version of CINVANTI”) in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229, 9,808,465, 9,974,742, 9,974,793, 9,974,794, 10,500,208, 10,624,850, 10,953,018, and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of CINVANTI. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the U.S. District Court for the District of Delaware in response to the filing of Mylan’s ANDA for a generic version of CINVANTI. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. The parties are currently conducting fact discovery. A five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA for a generic version of CINVANTI until the earlier of February 4, 2026 or resolution of the litigation.

On December16, 2023, the Company received a Notice Letter from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Mylan’s ANDA for a generic version of APONVIE”) prior to the expiration of the APONVIE patents, which are listed in the Orange Book. The Notice Letter alleges that the APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of APONVIE. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing an ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the APONVIE Patents. On January 26, 2024, the Court consolidated this litigation concerning Mylan’s ANDA for a generic version of APONVIE with the previously-filed litigation concerning Mylan’s ANDA for a generic version of CINVANTI. Accordingly, a five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to APONVIE. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA for a generic version of APONVIE until the earlier of June 16, 2026 or resolution of the litigation.

On December 12, 2023, the Company received a Notice Letter from Slayback Pharma LLC (“Slayback”) advising that Slayback had submitted an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the CINVANTI patents, which are listed in the Orange Book. The Notice Letter alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. The parties are currently providing their pleadings for the case. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Slayback's NDA until the earlier of June 12, 2026 or resolution of the litigation.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation, as amended through July 29, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as Exhibit 3.1, filed on August 9, 2009)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Company's Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2018, as exhibit 3.6, filed on February 22, 2019)

3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as exhibit 3.1, filed on June 12, 2023)

3.7	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)

10.1+*	Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

+ Filed herewith

++ Furnished herewith

* Certain information has been omitted from the exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: May 7, 2024	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)