Form 10-Q
period 2024-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2024-08-06
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2024 was 151,668,017.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$18,386	$28,677
Short-term investments	48,961	51,732
Accounts receivable, net	73,708	60,137
Inventory	42,864	42,110
Prepaid expenses and other current assets	7,249	6,118
Total current assets	191,168	188,774
Property and equipment, net	15,900	20,166
Right-of-use lease assets	4,138	5,438
Other assets	6,930	8,128
Total assets	$218,136	$222,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,226	$3,240
Accrued clinical and manufacturing liabilities	17,554	22,291
Accrued payroll and employee liabilities	7,085	9,224
Other accrued liabilities	42,258	41,855
Current lease liabilities	3,194	3,075
Total current liabilities	80,317	79,685
Non-current lease liabilities	1,289	2,800
Non-current notes payable, net	24,634	24,263
Non-current convertible notes payable, net	149,595	149,490
Other non-current liabilities	241	241
Total liabilities	256,076	256,479
Stockholders’ deficit:
Common stock	1,516	1,503
Additional paid-in capital	1,878,961	1,870,525
Accumulated other comprehensive (loss) income	(8)	13
Accumulated deficit	(1,918,409)	(1,906,014)
Total stockholders’ deficit	(37,940)	(33,973)
Total liabilities and stockholders’ deficit	$218,136	$222,506

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net product sales	$36,024	$31,762	$70,694	$61,377
Cost of product sales	10,518	20,158	18,962	37,012
Gross Profit	25,506	11,604	51,732	24,365
Operating expenses:
Research and development	4,432	13,210	9,040	22,046
General and administrative	13,905	19,592	28,879	35,426
Sales and marketing	13,614	21,205	25,056	42,359
Total operating expenses	31,951	54,007	62,975	99,831
Loss from operations	(6,445)	(42,403)	(11,243)	(75,466)
Other (expense) income, net	(2,790)	344	(1,152)	639
Net loss	(9,235)	(42,059)	(12,395)	(74,827)
Other comprehensive loss:
Unrealized (losses) gains on short-term investments	(2)	(15)	(21)	13
Comprehensive loss	$(9,237)	$(42,074)	$(12,416)	$(74,814)
Basic and diluted net loss per common share	$(0.06)	$(0.35)	$(0.08)	$(0.63)
Weighted average common shares outstanding, basic and diluted	152,305	119,719	151,900	119,484

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2023	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under equity incentive plan	93	1	10	—	—	11
Stock-based compensation expense	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	(3,160)	(3,160)
Net unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Comprehensive loss						(3,179)
Balance as of March 31, 2024 (unaudited)	150,378	1,504	1,873,910	(6)	(1,909,174)	(33,766)
Issuance of common stock under equity incentive plan	872	9	309	—	—	318
Issuance of common stock under the employee stock purchase plan	328	3	172	—	—	175
Stock-based compensation expense	—	—	4,570	—	—	4,570
Net loss	—	—	—	—	(9,235)	(9,235)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(9,237)
Balance as of June 30, 2024 (unaudited)	151,578	$1,516	$1,878,961	$(8)	$(1,918,409)	$(37,940)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under equity incentive plan	125	2	(210)	—	—	(208)
Stock-based compensation expense	—	—	7,947	—	—	7,947
Net loss	—	—	—	—	(32,768)	(32,768)
Net unrealized gain on short-term investments	—	—	—	28	—	28
Comprehensive loss						(32,740)
Balance as of March 31, 2023 (unaudited)	119,280	1,193	1,815,592	9	(1,828,223)	(11,429)
Issuance of common stock under equity incentive plan	330	3	(388)	—	—	(385)
Issuance of common stock under the employee stock purchase plan	346	3	701	—	—	704
Stock-based compensation expense	—	—	13,900	—	—	13,900
Net loss	—	—	—	—	(42,059)	(42,059)
Net unrealized loss on short-term investments	—	—	—	(15)	—	(15)
Comprehensive loss						(42,074)
Balance as of June 30, 2023 (unaudited)	119,956	$1,199	$1,829,805	$(6)	$(1,870,282)	$(39,284)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(12,395)	$(74,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,945	21,847
Depreciation and amortization	1,330	1,457
Amortization of debt discount	180	103
Amortization of debt issuance costs	104	—
Accretion of discount on short-term investments	(1,211)	(835)
Impairment of property and equipment	3,441	309
Loss on disposal of property and equipment	—	23
Change in operating assets and liabilities:
Accounts receivable	(13,571)	(24,644)
Inventory	(754)	9,950
Prepaid expenses and other assets	67	10,369
Accounts payable	6,986	(1,268)
Accrued clinical and manufacturing liabilities	(4,605)	(4,587)
Accrued payroll and employee liabilities	(2,139)	(3,560)
Other accrued and other non-current liabilities	502	13,598
Net cash used in operating activities	(14,120)	(52,065)
Investing activities:
Purchases of short-term investments	(65,100)	(28,381)
Maturities and sales of short-term investments	69,063	78,935
Purchases of property and equipment	(637)	(502)
Net cash provided by investing activities	3,326	50,052
Financing activities:
Receipts (Payments) for stock issued under the equity incentive plan	328	(593)
Proceeds from purchases under the employee stock purchase plan	175	704
Net cash provided by financing activities	503	111
Net decrease in cash and cash equivalents	(10,291)	(1,902)
Cash and cash equivalents at beginning of year	28,677	15,364
Cash and cash equivalents at end of period	$18,386	$13,462
Supplemental disclosure of cash flow information:
Interest paid	$2,426	$1,125

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

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $67.3 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024.

Reclassification of Certain Expenses

The condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 reflect reclassification of certain expenses from research and development to general and administrative expenses to align with the Company's presentation for the three and six months ended June 30, 2024 as a result of the restructuring implemented in 2023 and the realignment of the Company's departments. This presentation results in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

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

Our bank and investment accounts have been placed under a control agreement in accordance with our working capital facility agreement (see Note 8).

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	As of June 30, 2024
Customer A(1)	46.0%	45.1%	45.7%
Customer B	34.6%	36.2%	35.1%
Customer C	18.3%	17.7%	18.8%
Total	98.9%	99.0%	99.6%

(1)
Includes net product sales and accounts receivable balances for a subsidiary of Customer A that were reported separately in the Company’s Form 10-Q for the three months ended March 31, 2024, filed with the SEC on May 7, 2024.

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. As of June 30, 2024, we do not have an allowance for credit losses. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (generally 5 years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. During the three months ended June 30, 2024 we incurred a loss on the write-off of property and equipment of $3.1 million, of which $2.5 million relates to a project for which we had a one-time settlement gain contingency related to a legal dispute, during the three months ended March 31, 2024. This loss was recorded to other (expense) income, net. The remaining loss was recorded to operating expenses.

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. Such variable consideration includes estimates that take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•
Product Returns—We allow the majority of our Customers to return product for credit beginning three months prior to the product expiration date and up to 12 months after the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.
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

The following table provides disaggregated net product sales (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
CINVANTI net product sales	$24,927	$24,474	$50,544	$47,329
SUSTOL net product sales	4,246	2,836	7,860	5,819
ZYNRELEF net product sales	5,831	4,128	10,844	7,661
APONVIE net product sales	1,020	324	1,446	568
Total net product sales	$36,024	$31,762	$70,694	$61,377

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2023	$4,776	$4,419	$27,334	$36,529
Provision	(1,216)	14,212	101,867	114,863
Payments/credits	(517)	(12,969)	(100,890)	(114,376)
Balance at June 30, 2024	$3,043	$5,662	$28,311	$37,016

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2024	2023
Stock options outstanding	27,445	28,778
Restricted stock units outstanding	1,642	2,732
Warrants outstanding	298	8,548
Shares of common stock underlying convertible notes outstanding	9,819	9,819

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$14,210	$14,210	$—	$—
U.S. Treasury bills and government agency obligations	31,634	31,634	—	—
U.S. corporate debt securities	11,202	—	11,202	—
Foreign corporate debt securities	10,301	—	10,301	—
Total	$67,347	$45,844	$21,503	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,441	$23,441	$—	$—
U.S. Treasury bills and government agency obligations	31,636	31,636	—	—
U.S. corporate debt securities	16,889	—	16,889	—
Foreign corporate debt securities	5,460	—	5,460	—
U.S. commercial paper	1,990	—	1,990	—
Foreign commercial paper	993	—	993	—
Total	$80,409	$55,077	$25,332	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three and six months ended June 30, 2024 or 2023.

As of June 30, 2024, cash equivalents included $4.2 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $19.1 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2023, cash equivalents included $5.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $51.7 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2024 and December 31, 2023 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at June 30, 2024 and December 31, 2023 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$30,151	$1	$(3)	$30,149
U.S. corporate debt securities	8,513	—	(2)	8,511
Foreign corporate debt securities	10,305	—	(4)	10,301
Total	$48,969	$1	$(9)	$48,961

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$31,625	$11	$—	$31,636
U.S. corporate debt securities	11,652	1	—	11,653
Foreign corporate debt securities	5,459	1	—	5,460
U.S. commercial paper	1,991	—	(1)	1,990
Foreign commercial paper	993	—	—	993
Total	$51,720	$13	$(1)	$51,732

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2024 and 2023.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and six months ended June 30, 2024 and 2023.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$19,594	$17,643
Work in process	16,051	14,550
Finished goods	7,219	9,917
Total inventory	$42,864	$42,110

As of June 30, 2024, total inventory included $28.9 million related to CINVANTI, $11.0 million related to ZYNRELEF, $2.9 million related to SUSTOL and $0.1 million related to APONVIE. As of December 31, 2023, total inventory included $26.4 million related to CINVANTI, $11.2 million related to ZYNRELEF, $4.1 million related to SUSTOL and $0.4 million for APONVIE. For the three and six months ended June 30, 2024, cost of product sales included charges of $1.6 million relating to reserves and write-offs of inventory. For the three and six months ended June 30, 2023, cost of product sales included charges of $7.5 million and $12.8 million, respectively, relating to the write-off of inventory.

7. Leases

As of June 30, 2024, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

We also have an operating lease through which we sublease 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

During the three and six months ended June 30, 2024, we recognized $0.7 million and $1.5 million of operating lease expense, respectively. During the three and six months ended June 30, 2024, we paid $0.8 million and $1.6 million, respectively, for our operating leases.

During the three and six months ended June 30, 2023, we recognized $0.7 million and $1.4 million of operating lease expense, respectively. During the three and six months ended June 30, 2023, we paid $1.0 million and $1.7 million, respectively, for our operating leases.

Annual future minimum lease payments as of June 30, 2024 are as follows (in thousands):

2024	$1,578
2025	3,138
Total future minimum lease payments	$4,716
Less: discount	(233)
Total lease liabilities	$4,483

8. Long-Term Debt and Convertible Notes

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

The Loan Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our Notes (as defined below) (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Loan Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lenders to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of tranche 1A loans funded by the Lenders (the “Warrant Coverage”). The Loan Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance.

The Loan Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400.0 million. The Loan Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Loan Agreement as of June 30, 2024.

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

In connection with the Loan Agreement, we recognized the initial Lender Warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee, of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Loan Agreement, resulting in an effective interest rate of 14.5%. For the three and six months ended June 30, 2024, interest expense related to the Loan Agreement was $0.9 million and $1.8 million, respectively, which included $0.7 million and $1.3 million, respectively, related to the stated interest rate, $0.1 million and $0.2 million, respectively, related to paid-in-kind interest, and $0.2 million and $0.3 million, respectively, related to the amortization of the debt discounts. As of June 30, 2024, the carrying value of tranche 1A was $24.6 million, which is comprised of the $25.0 million principal amount outstanding, $0.3 million of accumulated paid-in-kind interest, less debt discounts of $0.7 million. The end of term fee accreted as of June 30, 2024 of $0.2 million is recorded in other accrued liabilities on the condensed consolidated balance sheets.

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

The Notes are subject to redemption at our option, between May 24, 2024 and May 24, 2025, but only if the last reported sale price per share of our common stock exceeds 250% of the conversion price for a specified period of time, or will be subject to redemption at our option on or after May 24, 2025 if the last reported sale price per share of our common stock exceeds 200% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three and six months ended June 30, 2024, interest expense related to the Notes was $0.5 million and $1.1 million, respectively, which included $0.4 million and $1.0 million, respectively, related to the stated interest rate and $0.1 million and $0.1 million, respectively, related to the amortization of debt issuance costs. For the three and six months ended June 30, 2023, interest expense related to the Notes was $0.6 million and $1.2 million, respectively, which included $0.6 million and $1.1 million, respectively, related to the stated interest rate and $51,000 and $0.1 million, respectively, related to the amortization of debt issuance costs. As of June 30, 2024, the carrying value of the Notes was $149.6 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.4 million.

9. Stockholders’ Deficit

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the “July 2023 Private Placement”) with Rubric Capital Management L.P., Velan Capital, Clearline Capital and Hercules Capital, Inc. (collectively, the “Purchasers”) whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the July 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share (the "July 2023 Pre-Funded Warrants"). The July 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and the July 2023 Pre-Funded Warrants was $29.8 million (net of $0.2 million in issuance costs). The July 2023 Private Placement closed on July 25, 2023. In August 2023, we filed a registration statement with the SEC to register for resale 21.9 million shares of our common stock. The registration statement was declared effective on August 31, 2023.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	24,575	$7.06	5.60
Granted	6,826	$2.23
Exercised	(372)	$2.46
Expired and forfeited	(3,584)	$11.17
Outstanding at June 30, 2024	27,445	$5.38	7.74

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	4.2%	3.6%
Dividend yield	0.0%	0.0%
Volatility	74.9%	67.4%
Expected life (years)	6 to 10	6 to 10

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	For the Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	5.4%	5.1%
Dividend yield	0.0%	0.0%
Volatility	83.6%	97.1%
Expected life (months)	6	6

The following table summarizes the restricted stock unit activity (“RSUs”) for the six months ended June 30, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,405	$4.43
Granted	1,482	$2.30
Released	(829)	$2.63
Expired and forfeited	(415)	$3.67
Outstanding at June 30, 2024	1,642	$2.97

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$553	$2,694	$1,254	$4,430
General and administrative	2,060	6,925	3,938	10,457
Sales and marketing	1,957	4,281	2,753	6,960
Total stock-based compensation expense	$4,570	$13,900	$7,945	$21,847

As of June 30, 2024, there was $23.6 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2024.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024, continue to be accurate for the three and six months ended June 30, 2024.

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
•
our ability to establish and maintain successful commercial arrangements like our co-promotion agreement with CrossLink Life Sciences, LLC ("CrossLink");
•
the realization of anticipated benefits from our co-promotion agreement with CrossLink;
•
the outcome of our pending abbreviated new drug application litigation;
•
whether we are required to write-off any additional inventory in the future;
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
•
the impact of our 2023 restructuring activities, including the reduced headcount and external spend;
•
our inability or delay in achieving profitability;
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

In May 2024, we submitted a prior approval supplement (“PAS”) for the addition of a vial access needle (“VAN”) in the ZYNRELEF co-packaged combination product kit. The FDA accepted the VAN PAS for filing and set a Prescription Drug User Fee Act goal date of September 23, 2024. If approved, the introduction of the VAN will replace the current vented vial spike and has the potential to simplify aseptic preparation, while also significantly reducing ZYNRELEF's withdrawal time from up to three minutes down to between twenty and forty-five seconds. The user-friendly "container-like" design of the VAN may enhance the safe use of ZYNRELEF, increase adoption, and improve the preparation process. If approved, the VAN is expected to be available for use in the fourth quarter of this year.

In January 2024, we entered into a five-year distributor partnership with CrossLink to expand the sales network supporting ZYNRELEF. CrossLink will be the lead partner in the U.S. to expand ZYNRELEF promotion for orthopedic indications. The partnership will launch in several phases, initially at a regional level, followed by an expanded national rollout. In total, we anticipate that approximately 650 representatives will be added to Heron’s sales network over 2024.

In March 2022, the Centers for Medicare and Medicaid Services (“CMS”) approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress. The bill includes the Non-Opioids Prevent Addiction in the Nation (NOPAIN) Act which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings from January 1, 2025 through December 31, 2027.

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

NK1 receptor antagonists are typically used in combination with 5-HT3 receptor antagonists. Unlike CINVANTI many other injectable NK1 receptor antagonists currently approved in the U.S. for both acute and delayed chemotherapy induced nausea and vomiting (“CINV”), EMEND® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which has been linked to hypersensitivity reactions, including anaphylaxis, and infusion site reactions. The CINVANTI formulation does not contain polysorbate 80 or any other synthetic surfactant. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events reported with CINVANTI.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory and the related reserves, accrued research and development expenses, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Net Product Sales

For the three and six months ended June 30, 2024, net product sales were $36.0 million and $70.7 million, respectively, compared to $31.8 million and $61.4 million, respectively, for the same periods in 2023.

Net Product Sales – Acute Care

For the three and six months ended June 30, 2024, net product sales of ZYNRELEF were $5.8 million and $10.8 million, respectively, compared to $4.1 million and $7.7 million, respectively, for the same periods in 2023. For the three and six months ended June 30, 2024, net product sales of APONVIE were $1.0 million and $1.5 million, respectively, compared to $0.3 million and $0.6 million, respectively, for the same periods in 2023. The increase in net product sales for both ZYNRELEF and APONVIE is attributed to an increase in the units sold in 2024 as compared to 2023.

Net Product Sales – Oncology Care

For the three and six months ended June 30, 2024, net product sales of CINVANTI were $24.9 million and $50.5 million, respectively, compared to $24.5 million and $47.3 million, respectively, for the same periods in 2023. For the three and six months ended June 30, 2024, net product sales of SUSTOL were $4.3 million and $7.9 million, respectively, compared to $2.9 million and $5.8 million, respectively, for the same periods in 2023. The increase in net product sales for both CINVANTI and SUSTOL is attributed to an increase in the units sold in 2024 as compared to 2023.

Cost of Product Sales

For the three and six months ended June 30, 2024, cost of product sales was $10.5 million and $19.0 million, respectively, compared to $20.2 million and $37.0 million, respectively, for the same periods in 2023. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three and six months ended June 30, 2024, cost of product sales included charges of $1.6 million relating to reserves and write-offs of inventory. For the three and six months ended June 30, 2023, cost of product sales included charges of $7.5 million and $12.8 million, respectively, relating to the write-off of inventory. The remaining decrease in cost of product sales is attributed to a decrease in cost per units for CINVANTI and ZYNRELEF, as large-scale manufacturing was validated and approved in late 2022.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ZYNRELEF-related costs	$1,083	$3,471	$1,719	$5,627
SUSTOL-related costs	400	370	490	651
CINVANTI-related costs	925	461	1,396	1,286
APONVIE-related costs	92	1,203	294	1,896
Personnel costs and other expenses	1,379	5,011	3,887	8,156
Stock-based compensation expense	553	2,694	1,254	4,430
Total research and development expense	$4,432	$13,210	$9,040	$22,046

For the three and six months ended June 30, 2024, research and development expense was $4.4 million and $9.0 million, respectively, compared to $13.2 million and $22.0 million, respectively, for the same periods in 2023. The decrease in research and development expense was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023, as well as a decrease in non-cash, stock-based compensation expense. The decrease is also due to decreases in costs related to ZYNRELEF, as large-scale manufacturing was approved in 2022, and APONVIE as a result of the product becoming commercially available in March 2023.

General and Administrative Expense

For the three and six months ended June 30, 2024, general and administrative expense was $13.9 million and $28.9 million, respectively, compared to $19.6 million and $35.4 million, respectively, for the same periods in 2023. The decrease was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023 and operational efficiencies.

Sales and Marketing Expense

For the three and six months ended June 30, 2024, sales and marketing expense was $13.6 million and $25.1 million, respectively, compared to $21.2 million and $42.4 million, respectively, for the same period in 2023. The decrease was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023 and operational efficiencies.

Other (Expense) Income, Net

For the three and six months ended June 30, 2024, other expense, net was $2.8 million and $1.2 million, respectively, compared to other income, net of $0.3 million and $0.6 million, respectively, for the same period in 2023. The increase in other expense is attributed to increased interest expense as a result of the working capital facility agreement entered into in August 2023 (see Note 8 for further discussion of our working capital facility agreement) and the write-off of property and equipment during the three months ended June 30, 2024, which was associated with a project for which we had a one-time settlement related to a legal dispute during the three months ended March 31, 2024.

Liquidity and Capital Resources

The Company's short-term and long-term liquidity requirements primarily arise from funding (i) sales and marketing expenses, (ii) general and administrative expenses including salaries, bonuses and commissions, (iii) working capital requirements, and (iv) research and development expenses, and (v) payments related to our outstanding convertible notes. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $67.3 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents, short-term investments and working capital facility, will be sufficient to meet the Company's anticipated cash requirements for a period of at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue and the scope and costs of our commercial and research and development activities.

Our net loss for the three and six months ended June 30, 2024 was $9.2 million, or $0.06 per share, and $12.4 million, or $0.08 per share, respectively, compared to $42.1 million, or $0.35 per share and $74.8 million, or $0.63 per share, respectively, for the same period in 2023.

Our net cash used in operating activities for the six months ended June 30, 2024 and June 30, 2023 was $14.1 million and $52.1 million, respectively. The decrease in net cash used in operating activities was primarily due to a decrease in net loss as a result of decreases in operating spend, primarily as a result of the restructuring implemented in 2023, partially offset by $3.4 million of write-offs of property and equipment during the six months ended June 30, 2024, changes in working capital, specifically accounts receivable due to timing of collections, inventory as a result of write-offs incurred during the six months ended June 30, 2024, accounts payable and accrued expenses due to timing of payments and accrued payroll and employee liabilities due to reduced headcount.

Our net cash provided by investing activities for the six months ended June 30, 2024 and June 30, 2023 was $3.3 million, and $50.1 million, respectively. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $4.0 million for the six months ended June 30, 2024 compared to $50.6 million for the six months ended June 30, 2023.

Our net cash provided by financing activities for the six months ended June 30, 2024 and June 30, 2023 was $0.5 million, and $0.1 million, respectively.

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

On June 14, 2022, the Company received a Notice Letter (the “Fresenius Kabi Notice”) from Fresenius Kabi advising that Fresenius Kabi had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Fresenius Kabi Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi’s ANDA. On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. On May 15, 2024, the Court granted partial summary judgment of infringement for the Company and found no indefiniteness of U.S. Patent Nos. 9,561,229 and 9,974,794. On June 24, 2024, the parties completed a four-day bench trial centered on Fresenius’s defense of obviousness of claims from U.S. Patent Nos. 9,561,229 and 9,974,794 that cover CINVANTI. The parties are currently conducting post-trial briefing. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Fresenius’s ANDA until the earlier of December 14, 2024 or resolution of the litigation

On August 4, 2023, the Company received a Notice Letter (the "Mylan August Notice") from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Mylan’s ANDA for a generic version of CINVANTI”) in the U.S. prior to the expiration of the CINVANTI Patents, which are listed in the Orange Book. The Mylan August Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of CINVANTI. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the U.S. District Court for the District of Delaware in response to the filing of Mylan’s ANDA for a generic version of CINVANTI. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. On November 9, 2023, the Company received an updated Notice Letter from Mylan advising that it had submitted an amendment to Mylan’s ANDA to include a paragraph IV certification to Heron’s recently listed U.S. Patent No. 11,744,800.The parties are currently conducting fact discovery. A five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA for a generic version of CINVANTI until the earlier of February 4, 2026 or resolution of the litigation.

On December 16, 2023, the Company received a Notice Letter (the "Mylan December Notice") from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Mylan’s ANDA for a generic version of APONVIE”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 (the "APONVIE Patents"), which are listed in the Orange Book. The Mylan December Notice Letter alleges that the APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of APONVIE. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing an ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the APONVIE Patents. On January 26, 2024, the Court consolidated this litigation concerning Mylan’s ANDA for a generic version of APONVIE with the previously-filed litigation concerning Mylan’s ANDA for a generic version of CINVANTI. Accordingly, a five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to APONVIE. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA for a generic version of APONVIE until the earlier of June 16, 2026 or resolution of the litigation.

On December 12, 2023, the Company received a Notice Letter (the "Slayback Notice") from Slayback Pharma LLC (“Slayback”) advising that Slayback had submitted an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents, listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. The trial in the U.S. District Court for the District of Delaware is not yet scheduled. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Slayback's NDA until the earlier of June 12, 2026 or resolution of the litigation.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2023 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2023 Form 10-K.

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

CINVANTI faces significant competition. NK1 receptor antagonists are administered for the prevention of CINV, in combination with 5-HT3 receptor antagonists, to augment the therapeutic effect of the 5-HT3 receptor antagonist. Currently available NK1receptor antagonists include: generic versions of EMEND® IV (fosaprepitant); EMEND® IV (fosaprepitant, marketed by Merck & Co., Inc.); EMEND® (aprepitant, marketed by Merck & Co., Inc.); AKYNZEO®(palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); VARUBI® (rolapitant, marketed by TerSera Therapeutics LLC), FOCINVEZTM (fosaprepitant injection, marketed by Amneal Pharmaceuticals, LLC) and other products that include an NK1 receptor antagonist that reach the market for the prevention of CINV.

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

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Company's Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2018, as exhibit 3.6, filed on February 22, 2019)

3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as exhibit 3.1, filed on June 12, 2023)

3.7	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as exhibit 3.1, filed on June 18, 2024)

3.8	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 6, 2024	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)