Form 10-Q
period 2024-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2024-11-12
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 7, 2024 was 152,094,912.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$25,741	$28,677
Short-term investments	45,149	51,732
Accounts receivable, net	67,039	60,137
Inventory	45,950	42,110
Prepaid expenses and other current assets	11,308	6,118
Total current assets	195,187	188,774
Property and equipment, net	15,414	20,166
Right-of-use lease assets	3,469	5,438
Other assets	6,707	8,128
Total assets	$220,777	$222,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,188	$3,240
Accrued clinical and manufacturing liabilities	22,859	22,291
Accrued payroll and employee liabilities	8,531	9,224
Other accrued liabilities	40,717	41,855
Current lease liabilities	3,249	3,075
Total current liabilities	85,544	79,685
Non-current lease liabilities	522	2,800
Non-current notes payable, net	24,828	24,263
Non-current convertible notes payable, net	149,647	149,490
Other non-current liabilities	241	241
Total liabilities	260,782	256,479
Stockholders’ deficit:
Common stock	1,517	1,503
Additional paid-in capital	1,881,695	1,870,525
Accumulated other comprehensive income	40	13
Accumulated deficit	(1,923,257)	(1,906,014)
Total stockholders’ deficit	(40,005)	(33,973)
Total liabilities and stockholders’ deficit	$220,777	$222,506

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net product sales	$32,810	$31,434	$103,504	$92,811
Cost of product sales	9,458	18,208	28,420	55,220
Gross profit	23,352	13,226	75,084	37,591
Operating expenses:
Research and development	4,465	9,285	13,505	31,331
General and administrative	12,373	15,914	41,252	51,340
Sales and marketing	10,972	12,956	36,028	55,315
Total operating expenses	27,810	38,155	90,785	137,986
Loss from operations	(4,458)	(24,929)	(15,701)	(100,395)
Other (expense) income, net	(390)	(79)	(1,542)	560
Net loss	(4,848)	(25,008)	(17,243)	(99,835)
Other comprehensive income:
Unrealized gains on short-term investments	48	5	27	18
Comprehensive loss	$(4,800)	$(25,003)	$(17,216)	$(99,817)
Basic and diluted net loss per common share	$(0.03)	$(0.17)	$(0.11)	$(0.75)
Weighted average common shares outstanding, basic and diluted	152,830	144,990	152,213	133,747

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2023	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under equity incentive plan	93	1	10	—	—	11
Stock-based compensation expense	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	(3,160)	(3,160)
Net unrealized losses on short-term investments	—	—	—	(19)	—	(19)
Comprehensive loss						(3,179)
Balance as of March 31, 2024 (unaudited)	150,378	1,504	1,873,910	(6)	(1,909,174)	(33,766)
Issuance of common stock under equity incentive plan	872	9	309	—	—	318
Issuance of common stock under the employee stock purchase plan	328	3	172	—	—	175
Stock-based compensation expense	—	—	4,570	—	—	4,570
Net loss	—	—	—	—	(9,235)	(9,235)
Net unrealized losses on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(9,237)
Balance as of June 30, 2024 (unaudited)	151,578	1,516	1,878,961	(8)	(1,918,409)	(37,940)
Issuance of common stock under equity incentive plan	124	1	12	—	—	13
Stock-based compensation expense	—	—	2,722	—	—	2,722
Net loss	—	—	—	—	(4,848)	(4,848)
Net unrealized gains on short-term investments	—	—	—	48	—	48
Comprehensive loss						(4,800)
Balance as of September 30, 2024 (unaudited)	151,702	$1,517	$1,881,695	$40	$(1,923,257)	$(40,005)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under equity incentive plan	125	2	(210)	—	—	(208)
Stock-based compensation expense	—	—	7,947	—	—	7,947
Net loss	—	—	—	—	(32,768)	(32,768)
Net unrealized gains on short-term investments	—	—	—	28	—	28
Comprehensive loss						(32,740)
Balance as of March 31, 2023 (unaudited)	119,280	1,193	1,815,592	9	(1,828,223)	(11,429)
Issuance of common stock under equity incentive plan	330	3	(388)	—	—	(385)
Issuance of common stock under the employee stock purchase plan	346	3	701	—	—	704
Stock-based compensation expense	—	—	13,900	—	—	13,900
Net loss	—	—	—	—	(42,059)	(42,059)
Net unrealized losses on short-term investments	—	—	—	(15)	—	(15)
Comprehensive loss						(42,074)
Balance as of June 30, 2023 (unaudited)	119,956	1,199	1,829,805	(6)	(1,870,282)	(39,284)
Issuance of common stock under equity incentive plan	410	4	(312)	—	—	(308)
Issuance of common stock in private placement	20,735	208	29,547	—	—	29,755
Issuance of warrants in debt financing	—	—	371	—	—	371
Stock-based compensation expense	—	—	6,683	—	—	6,683
Net loss	—	—	—	—	(25,008)	(25,008)
Net unrealized losses on short-term investments	—	—	—	5	—	5
Comprehensive loss						(25,003)
Balance as of September 30, 2023 (unaudited)	141,101	$1,411	$1,866,094	$(1)	$(1,895,290)	$(27,786)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(17,243)	$(99,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,667	28,530
Depreciation and amortization	1,911	2,184
Amortization of debt discount	504	21
Amortization of debt issuance costs	157	155
Accretion of discount on short-term investments	(1,754)	(1,173)
Impairment of property and equipment	4,269	463
Loss on disposal of property and equipment	—	23
Change in operating assets and liabilities:
Accounts receivable	(6,902)	(11,746)
Inventory	(3,840)	12,566
Prepaid expenses and other assets	(3,769)	10,541
Accounts payable	6,948	(1,365)
Accrued clinical and manufacturing liabilities	208	272
Accrued payroll and employee liabilities	(693)	(3,040)
Other accrued and other non-current liabilities	(1,212)	1,160
Net cash used in operating activities	(10,749)	(61,244)
Investing activities:
Purchases of short-term investments	(90,745)	(64,309)
Maturities and sales of short-term investments	99,109	92,435
Purchases of property and equipment	(1,068)	(1,295)
Net cash provided by investing activities	7,296	26,831
Financing activities:
Net proceeds from private placement	—	29,755
Net proceeds from note financing	—	24,350
Receipts (payments) for stock issued under the equity incentive plan	342	(901)
Proceeds from purchases under the employee stock purchase plan	175	704
Net cash provided by financing activities	517	53,908
Net (decrease) increase in cash and cash equivalents	(2,936)	19,495
Cash and cash equivalents at beginning of year	28,677	15,364
Cash and cash equivalents at end of period	$25,741	$34,859
Supplemental disclosure of cash flow information:
Interest paid	$3,088	$1,288

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

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $70.9 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024.

Reclassification of Certain Expenses

The condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 reflect reclassification of certain expenses from research and development to general and administrative expenses to align with the Company's presentation for the three and nine months ended September 30, 2024, as a result of the restructuring implemented in 2023 and the realignment of the Company's departments. These reclassifications resulted in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	As of September 30, 2024
Customer A	43.4%	44.5%	41.4%
Customer B	35.0%	35.8%	36.3%
Customer C	20.2%	18.5%	22.0%
Total	98.6%	98.8%	99.7%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. As of September 30, 2024, and December 31, 2023, we do not have an allowance for credit losses. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (generally 5 years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. During the three and nine months ended September 30, 2024, we incurred a loss on the write-off of property and equipment of $0.8 million and $4.3 million, respectively. Of the $4.3 million for the nine months ended September 30, 2024, $2.5 million was recorded to other (expense) income, net and the remaining loss was recorded to operating expenses.

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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
CINVANTI net product sales	$22,662	$23,270	$73,205	$70,599
SUSTOL net product sales	2,763	3,439	10,623	9,258
ZYNRELEF net product sales	6,245	4,372	17,089	12,033
APONVIE net product sales	1,140	353	2,587	921
Total net product sales	$32,810	$31,434	$103,504	$92,811

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2023	$4,776	$4,419	$27,334	$36,529
Provision	(750)	21,314	150,281	170,845
Payments/credits	(638)	(20,261)	(151,592)	(172,491)
Balance at September 30, 2024	$3,388	$5,472	$26,023	$34,883

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

Because we have incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2024	2023
Stock options outstanding	26,156	31,317
Restricted stock units outstanding	1,547	1,786
Warrants outstanding	298	298
Shares of common stock underlying convertible notes outstanding	9,819	9,819

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and do not believe any will have a material impact on our condensed consolidated financial statements or related financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures primarily by requiring disclosure of significant segment expenses.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Retrospective application is required. We are currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,678	$22,678	$—	$—
U.S. Treasury bills and government agency obligations	24,734	24,734	—	—
U.S. corporate debt securities	9,439	—	9,439	—
Foreign corporate debt securities	9,077	—	9,077	—
Foreign commercial paper	3,970	—	3,970	—
U.S. commercial paper	992	—	992	—
Total	$70,890	$47,412	$23,478	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,441	$23,441	$—	$—
U.S. Treasury bills and government agency obligations	31,636	31,636	—	—
U.S. corporate debt securities	16,889	—	16,889	—
Foreign corporate debt securities	5,460	—	5,460	—
U.S. commercial paper	1,990	—	1,990	—
Foreign commercial paper	993	—	993	—
Total	$80,409	$55,077	$25,332	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three and nine months ended September 30, 2024, and 2023.

As of September 30, 2024, cash equivalents included $11.5 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $22.1 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2023, cash equivalents included $5.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $51.7 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2024, and December 31, 2023 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at September 30, 2024 and December 31, 2023 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$23,218	$22	$—	$23,240
U.S. corporate debt securities	8,611	9	—	8,620
Foreign corporate debt securities	8,321	6	—	8,327
Foreign commercial paper	3,967	3	—	3,970
U.S. commercial paper	992	—	—	992
Total	$45,109	$40	$—	$45,149

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$31,625	$11	$—	$31,636
U.S. corporate debt securities	11,652	1	—	11,653
Foreign corporate debt securities	5,459	1	—	5,460
U.S. commercial paper	1,991	—	(1)	1,990
Foreign commercial paper	993	—	—	993
Total	$51,720	$13	$(1)	$51,732

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2024, and 2023.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2024, and 2023.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$20,821	$17,643
Work in process	18,352	14,550
Finished goods	6,777	9,917
Total inventory	$45,950	$42,110

As of September 30, 2024, total inventory included $30.6 million related to CINVANTI, $11.1 million related to ZYNRELEF, $3.4 million related to SUSTOL and $0.8 million related to APONVIE. As of December 31, 2023, total inventory included $26.4 million related to CINVANTI, $11.2 million related to ZYNRELEF, $4.1 million related to SUSTOL and $0.4 million for APONVIE. For the three and nine months ended September 30, 2024, cost of product sales included charges of $0.8 million and $2.4 million relating to reserves and write-offs of inventory. For the three and nine months ended September 30, 2023, cost of product sales included charges of $7.5 million and $20.3 million, respectively, relating to the write-off of inventory.

7. Leases

As of September 30, 2024, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

We have an operating lease through which we sublease 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

During the three and nine months ended September 30, 2024, we recognized $0.7 million and $2.2 million of operating lease expense, respectively. During the three and nine months ended September 30, 2024, we paid $0.8 million and $2.4 million, respectively, for our operating leases.

During the three and nine months ended September 30, 2023, we recognized $0.7 million and $2.1 million of operating lease expense, respectively. During the three and nine months ended September 30, 2023, we paid $0.5 million and $2.2 million, respectively, for our operating leases.

Annual future minimum lease payments as of September 30, 2024, are as follows (in thousands):

2024	793
2025	3,138
Total future minimum lease payments	$3,931
Less: discount	(160)
Total lease liabilities	$3,771

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

The Loan Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400.0 million. The Loan Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Loan Agreement as of September 30, 2024.

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

In connection with the Loan Agreement, we recognized the initial Lender Warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee, of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Loan Agreement, resulting in an effective interest rate of 14.5%. For the three and nine months ended September 30, 2024, interest expense related to the Loan Agreement was $0.9 million and $2.7 million, respectively, which included $0.6 million and $1.9 million, respectively, related to the stated interest rate, $0.1 million and $0.3 million, respectively, related to paid-in-kind interest, and $0.2 million and $0.5 million, respectively, related to the amortization of the debt discounts and accretion of the end of term fee. For the three and nine months ended September 30, 2023, interest expense related to the Loan Agreement was $0.5 million, which included $0.4 million related to the stated interest rate, and $0.1 million related to paid-in-kind interest.

As of September 30, 2024, the carrying value of tranche 1A was $24.8 million, which is comprised of the $25.0 million principal amount outstanding, $0.4 million of accumulated paid-in-kind interest, less debt discounts of $0.6 million. The end of term fee accreted as of September 30, 2024, of $0.3 million is recorded in other accrued liabilities on the condensed consolidated balance sheets.

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

We incurred issuance costs related to the Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes, resulting in an effective interest rate of 1.6%. For the three and nine months ended September 30, 2024, interest expense related to the Notes was $0.6 million and $1.8 million, respectively, which included $0.5 million and $1.6 million, respectively, related to the stated interest rate and $0.1 million and $0.2 million, respectively, related to the amortization of debt issuance costs. For the three and nine months ended September 30, 2023, interest expense related to the Notes was $0.6 million and $1.8 million, respectively, which included $0.5 million and $1.7 million, respectively, related to the stated interest rate and $0.1 million and $0.1 million, respectively, related to the amortization of debt issuance costs. As of September 30, 2024, the carrying value of the Notes was $149.6 million, which is comprised of the $150.0 million principal amount of the Notes outstanding, less debt issuance costs of $0.4 million.

9. Stockholders’ Deficit

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the “July 2023 Private Placement”) with Rubric Capital Management L.P., Velan Capital, Clearline Capital and Hercules Capital, Inc. (collectively, the “Purchasers”) whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the July 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share (the "July 2023 Pre-Funded Warrants"). The July 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and the July 2023 Pre-Funded Warrants was $29.8 million (net of $0.2 million in issuance costs). The July 2023 Private Placement closed on July 25, 2023. In August 2023, we filed a registration statement with the SEC to register for resale 21.9 million shares of our common stock issued to the Purchasers. The registration statement was declared effective on August 31, 2023.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	24,575	$7.06	5.60
Granted	7,697	$2.23
Exercised	(446)	$2.57
Expired and forfeited	(5,670)	$12.19
Outstanding at September 30, 2024	26,156	$4.61	8.15

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2024	2023
Risk-free interest rate	3.7%	3.7%
Dividend yield	0.0%	0.0%
Volatility	79.8%	68.1%
Expected life (years)	6 to 10	6 to 10

The following table summarizes the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	1,405	$4.43
Granted	1,533	$2.29
Released	(928)	$2.66
Expired and forfeited	(463)	$3.69
Outstanding at September 30, 2024	1,547	$2.74

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimate the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended September 30, 2024.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$361	$1,193	$1,615	$5,624
General and administrative	1,671	3,989	5,609	14,445
Sales and marketing	690	1,501	3,443	8,461
Total stock-based compensation expense	$2,722	$6,683	$10,667	$28,530

As of September 30, 2024, there was $21.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2024.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024, continue to be accurate for the three and nine months ended September 30, 2024.

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
•
our ability to successfully launch VAN in the US;
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
•
the impact of evolving legal and regulatory requirements and interpretations thereof, including emerging environmental, social and governance requirements and the recent U.S. Supreme Court decision regarding deference to federal administrative agencies' interpretations of federal statutes;
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

In September 2024, the FDA approved the prior approval supplement (“PAS”) for the addition of a vial access needle (“VAN”) in the ZYNRELEF co-packaged combination product kit. The introduction of the VAN will replace the current vented vial spike and has the potential to simplify aseptic preparation, while also significantly reducing ZYNRELEF's withdrawal time down to between twenty and forty-five seconds. The user-friendly "container-like" design of the VAN may enhance the safe use of ZYNRELEF, increase adoption, and improve the preparation process. The VAN is expected to be available for use in the fourth quarter of 2024.

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

In March 2022, the Centers for Medicare and Medicaid Services (“CMS”) approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress. The bill includes the Non-Opioids Prevent Addiction in the Nation (NOPAIN) Act which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings from January 1, 2025, through December 31, 2027.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Net Product Sales

For the three and nine months ended September 30, 2024, net product sales were $32.8 million and $103.5 million, respectively, compared to $31.4 million and $92.8 million, respectively, for the same periods in 2023.

Net Product Sales – Acute Care

For the three and nine months ended September 30, 2024, net product sales of ZYNRELEF were $6.3 million and $17.1 million, respectively, compared to $4.4 million and $12.0 million, respectively, for the same periods in 2023. For the three and nine months ended September 30, 2024, net product sales of APONVIE were $1.1 million and $2.6 million, respectively, compared to $0.3 million and $0.9 million, respectively, for the same periods in 2023. The increase in net product sales for both ZYNRELEF and APONVIE is attributed to an increase in the units sold in 2024 as compared to 2023.

Net Product Sales – Oncology Care

For the three and nine months ended September 30, 2024, net product sales of CINVANTI were $22.6 million and $73.2 million, respectively, compared to $23.3 million and $70.6 million, respectively, for the same periods in 2023. For the three and nine months ended September 30, 2024, net product sales of SUSTOL were $2.8 million and $10.6 million, respectively, compared to $3.4 million and $9.3 million, respectively, for the same periods in 2023. The decrease in net product sales for CINVANTI for the three months ended September 30, 2024, as compared to 2023 is attributed to an increase in units sold, offset by increased gross to net adjustments. The decrease in net product sales for SUSTOL for the three months ended September 30, 2024, as compared to 2023 is attributed to a decrease in units sold. The increase in net product sales for both CINVANTI and SUSTOL for the nine months ended September 30, 2024 as compared to 2023 is attributed to an increase in the units sold.

Cost of Product Sales

For the three and nine months ended September 30, 2024, cost of product sales was $9.5 million and $28.4 million, respectively, compared to $18.2 million and $55.2 million, respectively, for the same periods in 2023. Cost of product sales primarily included raw materials, labor and overhead related to the manufacturing of our Products, as well as shipping and distribution costs. For the three and nine months ended September 30, 2024, cost of product sales included charges of $0.8 million and $2.4 million, respectively relating to reserves and write-offs of inventory. For the three and nine months ended September 30, 2023, cost of product sales included charges of $7.5 million and $20.3 million, respectively, relating to the write-off of inventory. The remaining decrease in cost of product sales is attributed to a decrease in cost per units for CINVANTI and ZYNRELEF, as large-scale manufacturing was validated and approved in late 2022.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SUSTOL-related costs	$125	$297	$615	$947
ZYNRELEF-related costs	1,831	2,185	3,549	7,812
CINVANTI-related costs	737	330	2,133	1,616
APONVIE-related costs	375	1,751	669	3,647
Personnel and related costs	1,036	3,529	4,924	11,685
Stock-based compensation expense	361	1,193	1,615	5,624
Total research and development expense	$4,465	$9,285	$13,505	$31,331

For the three and nine months ended September 30, 2024, research and development expense was $4.5 million and $13.5 million, respectively, compared to $9.3 million and $31.3 million, respectively, for the same periods in 2023. The decrease in research and development expense was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023, as well as a decrease in non-cash, stock-based compensation expense. The decrease is also due to decreases in costs related to ZYNRELEF, as large-scale manufacturing was approved in 2022, and APONVIE, as a result of the product becoming commercially available in March 2023.

General and Administrative Expense

For the three and nine months ended September 30, 2024, general and administrative expense was $12.4 million and $41.3 million, respectively, compared to $15.9 million and $51.3 million, respectively, for the same periods in 2023. The decrease was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023 and operational efficiencies.

Sales and Marketing Expense

For the three and nine months ended September 30, 2024, sales and marketing expense was $11.0 million and $36.0 million, respectively, compared to $13.0 million and $55.3 million, respectively, for the same period in 2023. The decrease was primarily due to our decreased headcount and related costs as a result of the restructuring implemented in 2023 and operational efficiencies.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2024, other expense, net was $0.4 million and $1.5 million, respectively, compared to other (expense) income, net of ($0.1) million and $0.6 million, respectively, for the same period in 2023. The increase in other expense, net is attributed to increased interest expense as a result of the working capital facility agreement entered into in August 2023 (see Note 8 for further discussion of our working capital facility agreement) and the write-off of property and equipment during the three months ended June 30, 2024, which was associated with a project for which we had a one-time settlement related to a legal dispute.

Liquidity and Capital Resources

The Company's short-term and long-term liquidity requirements primarily arise from funding (i) sales and marketing expenses, (ii) general and administrative expenses including salaries, bonuses and commissions, (iii) working capital requirements, and (iv) research and development expenses, and (v) payments related to our outstanding convertible notes. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $70.9 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents, short-term investments and working capital facility, will be sufficient to meet the Company's anticipated cash requirements for a period of at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue and the scope and costs of our commercial and research and development activities.

Our net loss for the three and nine months ended September 30, 2024 was $4.8 million, or $0.03 per share, and $17.2 million, or $0.11 per share, respectively, compared to $25.0 million, or $0.17 per share, and $99.8 million, or $0.75 per share, respectively, for the same period in 2023.

Our net cash used in operating activities for the nine months ended September 30, 2024 and September 30, 2023 was $10.7 million and $61.2 million, respectively. The decrease in net cash used in operating activities was primarily due to a decrease in net loss as a result of decreases in operating spend and stock-based compensation expenses, primarily as a result of the restructuring implemented in 2023, the $4.3 million of write-offs of property and equipment during the nine months ended September 30, 2024, and changes in working capital, specifically accounts receivable due to timing of collections, inventory as a result of write-offs incurred, prepaid assets due to the timing of payments, and accounts payable and accrued expenses, including payroll and employee liabilities due to the timing of payments and reduced headcount.

Our net cash provided by investing activities for the nine months ended September 30, 2024, and September 30, 2023 was $7.3 million, and $26.8 million, respectively. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $8.4 million for the nine months ended September 30, 2024 compared to $28.1 million for the nine months ended September 30, 2023.

Our net cash provided by financing activities for the nine months ended September 30, 2024, and September 30, 2023 was $0.5 million, and $53.9 million, respectively. The decrease in cash provided by financing activities is a result of proceeds from the 2023 private placement and note financing, which did not recur in 2024.

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

On June 14, 2022, the Company received a Notice Letter (the “Fresenius Kabi Notice”) from Fresenius Kabi advising that Fresenius Kabi had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Fresenius Kabi Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi’s ANDA. On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. On May 15, 2024, the Court granted partial summary judgment of infringement for the Company and found no indefiniteness of U.S. Patent Nos. 9,561,229 and 9,974,794. On June 24, 2024, the parties completed a four-day bench trial centered on Fresenius’s defense of obviousness of claims from U.S. Patent Nos. 9,561,229 and 9,974,794 that cover CINVANTI. Oral argument was held on August 29, 2024. The parties are currently awaiting the Court’s decision. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Fresenius’s ANDA until the earlier of December 14, 2024 or resolution of the litigation.

On August 4, 2023, the Company received a Notice Letter (the “Mylan August Notice”) from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Mylan’s ANDA for a generic version of CINVANTI”) in the U.S. prior to the expiration of the CINVANTI Patents, which are listed in the Orange Book. The Mylan August Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of CINVANTI. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the U.S. District Court for the District of Delaware in response to the filing of Mylan’s ANDA for a generic version of CINVANTI. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. On November 9, 2023, the Company received an updated Notice Letter from Mylan advising that it had submitted an amendment to Mylan’s ANDA to include a paragraph IV certification to Heron’s recently listed U.S. Patent No. 11,744,800. The parties completed fact discovery and are progressing into expert discovery. A five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA for a generic version of CINVANTI until the earlier of February 4, 2026 or resolution of the litigation.

On December 16, 2023, the Company received a Notice Letter (the “Mylan December Notice”) from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Mylan’s ANDA for a generic version of APONVIE”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 (the “APONVIE Patents”), which are listed in the Orange Book. The Mylan December Notice Letter alleges that the APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of APONVIE. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing an ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the APONVIE Patents. On January 26, 2024, the Court consolidated this litigation concerning Mylan’s ANDA for a generic version of APONVIE with the previously-filed litigation concerning Mylan’s ANDA for a generic version of CINVANTI. Accordingly, a five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to APONVIE. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s ANDA for a generic version of APONVIE until the earlier of June 16, 2026 or resolution of the litigation.

On December 12, 2023, the Company received a Notice Letter (the “Slayback Notice”) from Slayback Pharma LLC (“Slayback”) advising that Slayback had submitted an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents, listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. A four-day bench trial is scheduled for January 20, 2026. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Slayback's NDA until the earlier of June 12, 2026, or resolution of the litigation.

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

SUSTOL faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by Cumberland Pharmaceuticals Inc.); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL), palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI) and Posfrea (Palonosetron Injection, marketed by AVYXA). Currently, palonosetron is the only 5-HT3receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of moderately emetogenic chemotherapy (MEC) or anthracycline and cyclophosphamide (AC) combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

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

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 30, 2011)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Company's Post-Effective Amendment to its Registration Statement on Form 8-A/A, filed on July 6, 2017)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2018, as exhibit 3.6, filed on February 22, 2019)

3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as exhibit 3.1, filed on June 12, 2023)

3.7	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as exhibit 3.1, filed on June 18, 2024)

3.8	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)

10.1+*	Amendment No. 1 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC

10.2+*	Amendment No. 2 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

+ Filed herewith

++ Furnished herewith

* Certain information has been omitted from the exhibit pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: November 12, 2024	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)