Form 10-K
period 2024-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2025-02-27
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2875566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 REGENCY FOREST DRIVE, SUITE 300 CARY, NC	27518 (Zip Code)
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 totaled $394.1 million based on the closing price of $3.50 as reported by The Nasdaq Capital Market. As of February 13, 2025, there were 152,329,588 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “would,” “could,” “should,” “may,” “might,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial condition, business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

•
our ability to establish and maintain successful commercial arrangements like our co-promotion agreement with Crosslink Network, LLC ("Crosslink Network");

•
the realization of our anticipated benefits from our co-promotion agreement with Crosslink Network;

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

•
our ability to successfully launch VAN in the U.S.;

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

•
our ability to meet the postmarketing study requirements within the mandated timelines of the U.S. Food and Drug Administration (“FDA”) and to obtain favorable results and comply with standard postmarketing requirements, including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance and disclosure of payments or other transfers of value to healthcare professionals and entities for Products or any of our product candidates;

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

•
our ability to scale manufacturing capacity appropriately to meet demand;

•
unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment, including as a result of geopolitical uncertainty;

•
our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;

•
uncertainties associated with obtaining and enforcing patents and trade secrets to protect our Products, our product candidates, our Biochronomer Technology and our other technology

•
our ability to successfully defend ourselves against unforeseen third-party infringement claims and other litigation involving our Products and product candidates;

•
our estimates regarding our capital requirements;

•
the impact of our fiscal year 2023 restructuring activities, including the reduced headcount and external spend;

•
our inability to achieve, or delay in achieving, profitability;

•
the impacts of general business, financial market and economic conditions, including the impact of conflicts in Ukraine and the Middle East, global pandemics such as COVID-19, tariffs or other trade protection measures, and other sources of volatility, which could adversely affect our financial condition, results of operations and cash flows;

•
the impact of evolving legal and regulatory requirements, and interpretations thereof, including the recent U.S. Supreme Court decision regarding deference to federal administrative agencies' interpretations of federal statutes;

•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities, and

•
the impact of global economic and political developments on our business, including economic slowdowns or recessions and market disruptions that may result from, among others, global conflicts, economic sanctions, an inflationary environment, which could harm our commercialization effort, as well as the value of our common stock and our ability to access capital markets.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K. You should carefully review all of these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Annual Report on Form 10-K, and except as required by law, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These risk factors may be updated by our future filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You should carefully review all information therein.

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

ZYNRELEF was initially approved by the FDA in May 2021, and we commenced commercial sales in the U.S. in July 2021. In December 2021 and January 2024, the FDA approved an expansion of ZYNRELEF's indication. ZYNRELEF is approved for small-to-medium open abdominal, lower extremity total joint arthroplasty, soft tissue and orthopedic surgical procedures including foot and ankle, and other procedures in which direct exposure to articular cartilage is avoided. In September 2024, the FDA approved our Prior Approval Supplement Application for ZYNRELEF Vial Access Needle ("VAN"), which will replace the current vented vial spike.

In March 2022, the Centers for Medicare and Medicaid Services (“CMS”) approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department (“HOPD”) setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress, which includes the Non-Opioids Prevent Addiction in the Nation (NOPAIN) Act which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings from January 1, 2025, through December 31, 2027.

APONVIE

APONVIE is the first and only intravenous (“IV”) formulation of a substance P/neurokinin-1 (“NK1”) receptor antagonist indicated for postoperative nausea and vomiting (“PONV”). Delivered via single 30-second IV injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

APONVIE was approved by the FDA in September 2022 and became commercially available in the U.S. in March 2023. APONVIE is indicated for the prevention of PONV in adults. CMS granted pass-through payment status for APONVIE, effective April 1, 2023.

Oncology Care Product Portfolio

CINVANTI

CINVANTI is an IV formulation of aprepitant, a substance NK1 receptor antagonist. CINVANTI is the first IV formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is the only single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0–24 hours after chemotherapy) and the delayed phase (24–120 hours after chemotherapy). CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with Highly Emetogenic Cancer (“HEC”) and nausea and vomiting associated with moderately emetogenic chemotherapy ("MEC") that is free of synthetic surfactants, including polysorbate 80.

CINVANTI, in combination with other antiemetic agents, is indicated in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of HEC including high-dose cisplatin as a single-dose regimen, delayed nausea and vomiting associated with initial and repeat courses of MEC as a single-dose regimen, and nausea and vomiting associated with initial and repeat courses of MEC as a 3-day regimen.

NK1 receptor antagonists are typically used in combination with 5-hydroxytryptamine type 3 (“5-HT3”) receptor antagonists. The only other injectable NK1 receptor antagonist currently approved in the U.S. for both acute and delayed chemotherapy induced nausea and vomiting (“CINV”), EMEND® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which has been linked to hypersensitivity reactions, including anaphylaxis, and infusion site reactions. The CINVANTI formulation does not contain polysorbate 80 or any other synthetic surfactant. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events reported with CINVANTI.

CINVANTI was approved by the FDA in November 2017, and we commenced commercial sales in the U.S. in January 2018.

SUSTOL

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and anthracycline and cyclophosphamide ("AC") combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC regimens are among the most commonly prescribed HEC regimens, as defined by both the National Comprehensive Cancer Network (“NCCN”) and the American Society of Clinical Oncology (“ASCO”).

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 75 employees as of December 31, 2024. The sales and marketing infrastructure includes a targeted, acute care and oncology sales force to establish relationships with a focused group of surgeons, oncologists, nurses and pharmacists. Additionally, the commercial team manages relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, payors and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support.

In January 2024, we entered into a co-promotion agreement with Crosslink Network to expand the sales network supporting ZYNRELEF. Crosslink Network is the lead partner in the U.S. for ZYNRELEF promotion for orthopedic indications.

Customers

Our Products are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers that resell to healthcare providers and hospitals, the end users of our Products.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors are many in number and include major and mid-sized pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies. Our Products compete in highly competitive markets. Our potential competitors in these markets may succeed in developing products that could render our Products obsolete or noncompetitive.

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

SUSTOL also faces significant competition. Currently available 5-HT3 receptor antagonists include: AKYNZEO® (palonosetron, a 5-HT3 receptor antagonist, combined with netupitant, an NK1 receptor antagonist, marketed by Helsinn Therapeutics (U.S.), Inc.); SANCUSO® (granisetron transdermal patch, marketed by Cumberland Pharmaceuticals Inc.); and generic products including ondansetron (formerly marketed by GlaxoSmithKline plc as ZOFRAN), granisetron (formerly marketed by Hoffman-La Roche, Inc. as KYTRIL) and palonosetron (formerly marketed by Eisai in conjunction with Helsinn Healthcare S.A. as ALOXI) and Posfrea (Palonosetron Injection, marketed by AVYXA). Currently, palonosetron is the only 5-HT3receptor antagonist other than SUSTOL that is approved for the prevention of delayed CINV associated with MEC regimens. SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy regimens, which is considered to be a HEC regimen by the NCCN and ASCO. No other 5-HT3 receptor antagonist is specifically approved for the prevention of delayed CINV associated with a HEC regimen.

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of our Products. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development and commercial activities and expect to continue to do so to meet the preclinical and clinical requirements of our Products and potential products and for all of our commercial needs. We currently have long-term manufacturing and processing agreements with certain third-party manufacturers. These agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, excipients and finished products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our Products and our Biochronomer Technology.

Some of the critical materials and components used in manufacturing our Products are sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development of our Products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner that is different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2024, we had a total of 31 issued U.S. patents and an additional 124 issued (or registered) foreign patents. The patents on the bioerodible technologies expire in April 2026.

CINVANTI is covered by 12 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036. Foreign patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036.

SUSTOL is covered by 18 patents issued (or registered) in foreign countries including France, Germany, Hong Kong, Ireland, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. Foreign patents covering SUSTOL expire in September 2025.

ZYNRELEF is protected by 16 patents issued in the U.S. and by 100 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035. Foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to November 2036.

APONVIE is covered by 13 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036. Foreign patents covering APONVIE have expiration dates ranging from September 2035 to February 2036.

HTX-034 is protected by 13 patents issued in the U.S. and by 100 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Foreign patents covering HTX-034 have expiration dates ranging from November 2033 to November 2036.

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

An IND is the request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes information regarding the preclinical studies, the investigational product’s chemistry and manufacturing, supporting data and literature and the investigational plan and protocol(s). Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. An IND must become effective before human clinical trials begin. We have filed INDs in the U.S. and Clinical Trial Applications (“CTAs”) in the EU, and we may file additional INDs and CTAs in the future. We cannot assure that submission of any additional INDs or CTAs for any of our Products will result in authorization to commence clinical trials.

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

Third-party Payor Coverage and Reimbursement

Commercial success of our Products will depend, in part, on the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures, from time to time, propose and adopt initiatives aimed at cost containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the U.S. may cause reduced payments for drugs in the future include:

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

Anti-kickback, Fraud and Abuse and False Claims Regulation

We are subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of our Products. Arrangements with third-party payors and customers may expose us to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our Products.

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

Foreign Corrupt Practices Act

We are subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We have a policy against using Company funds for political purposes, and we incurred no costs in 2024, 2023 or 2022 associated with legal or regulatory fines or settlements associated with violations of bribery, corruption or anti-competitive standards.

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

There are a number of proposed and pending rules and regulations relating to climate-related disclosures to which we may be subject if such rules become effective and survive pending legal challenges. For example on March 6, 2024, the U.S. Securities and Exchange Commission (the "SEC") adopted a final rule requiring public companies to include various climate-related disclosures in certain documents filed with the SEC, including climate-related financial statement metrics, greenhouse gas emissions and climate related targets and goals, and management's role in managing material climate-related risks. A number of state legislators and regulators have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring climate-related disclosures or limiting (or affirmatively requiring) certain climate-related conduct, including California laws S.B. 253, S.B. 261, and A.B. 1305. The Company is monitoring the status of such regulations.

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

Human Capital Management

As of December 31, 2024, we employed 122 full-time employees, 75 of whom are involved in sales and marketing activities, 12 of whom are involved in research and development activities and 35 of whom are involved in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We continually evaluate business needs and opportunities in addition to balancing in-house expertise and capacity with that of outsourced resources. Currently, we outsource drug manufacturing work to contract manufacturers in addition to a few other specialty tasks for which we do not have in-house expertise.

Drug development is a complex endeavor that requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions, which continued in 2024, with heavy competition for talent. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash bonus incentive targets aligned with the applicable market norms and long term equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payouts for all employees except our executive officers are based on a weighting of Company and individual performance, which varies based on level of responsibility. Actual bonus payout for our executive officers (including our named executive officers for the year ended December 31, 2024) is based exclusively on Company performance, as will be more fully described in our Definitive Proxy Statement to be filed with the SEC related to our 2025 Annual Meeting of Stockholders.

As additional means of attracting and retaining appropriate talent, we offer all employees a robust benefits package offering a comprehensive array of benefits including generous employer contributions toward medical, dental, and vision insurance as well as company paid life and disability insurance coverage. We also offer a retirement savings plan with a company match and an Employee Stock Purchase Plan.

We support our employees’ further development with individualized development plans, mentoring, coaching, internal development workshops, and certain financial support, including Company-paid external conference attendance and tuition reimbursement. We sponsor professional society memberships for all employees, as well as memberships for interested female employees in a women’s advocacy organization supporting women in Science, Technology, Engineering and Math.

We also monitor employee compliance with applicable laws and regulations through a third-party ethics and compliance hotline system that facilitates anonymous internal and external reporting of complaints or concerns. We did not receive any complaints during 2024.

We are committed to the safety, health and security of our employees. We believe a hazard-free environment is critical for the success of our business. Throughout our operations, we strive to ensure that all our employees have access to safe workplaces that allow them to succeed in their jobs. Our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues safe.

Company Information

Our principal executive offices are located at 100 Regency Forest Drive, Suite 300, Cary, North Carolina 27518, and our telephone number is (858) 251-4400. Our website address is www.herontx.com. We make our periodic and current reports, and any amendments to those reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

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

•
We are substantially dependent on the commercial success of our Products, and if these Products do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.
•
If we cannot maintain satisfactory pricing of our Products, that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.
•
If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a negative impact on our business, financial condition, and results of operations.
•
If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, or perform as expected, we could face delays in our ability to commercialize our Products, our costs will increase and sales of our Products , may be severely hindered.
•
Certain of the components used in the manufacture of our Products are, or might be, sourced from a single vendor, and the loss or disruption of this vendor could significantly harm our business.
•
We face intense competition from other companies developing products for the management of postoperative pain or the prevention of CINV and PONV, including lower-cost generic products, which may limit our ability to sell our products.
•
Our product platforms or product development efforts may not produce safe, efficacious or commercially viable products, and, if we are unable to develop new products, our business may suffer.
•
If we are unable to recruit and retain skilled employees, we may not be able to achieve our objectives.
•
Our business strategy may include international expansion, acquisitions of other businesses, products or product licenses. We may not be able to successfully manage such activities.
•
Our business strategy may include entry into collaborative agreements. We may not be able to enter into collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements.
•
Natural or man-made disasters, including severe weather, epidemics, pandemics, cyber attacks, acts of war or terrorism, armed conflict, federal workforce uncertainty, or resource shortages, could disrupt our investigational drug candidate development and approved drug commercialization efforts or have other negative consequences on our business and adversely affect results.
•
We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

•
Additional capital will be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations.
•
Provisions contained in our debt instruments limit our ability to incur additional indebtedness.
•
We could be exposed to significant product liability claims that could be time-consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.
•
If any of our services providers are characterized as employees, we would be subject to employment and tax withholding liabilities and other additional costs.
•
The investment of our cash is subject to risks, which may cause losses or adversely affect the liquidity of these investments and our results of operations, liquidity and financial condition.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
•
If we fail to comply with continuing federal, state and foreign regulations with respect to our Products for which we obtain regulatory approval, we could lose our approvals to market drugs, and our business would be seriously harmed.
•
The commercial use of our Products may cause unintended side effects or adverse reactions, or incidents of misuse may occur, which could adversely affect our business.
•
The pharmaceutical industry is subject to significant regulation and oversight pursuant to anti-kickback laws, false claims statutes and anti-corruption laws, which may result in significant additional expense and limit our ability to commercialize our Products. In addition, any failure to comply with these regulations could result in substantial fines or penalties.
•
We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs or promoting in a non-truthful and misleading way.
•
Health care reform could increase our expenses and adversely affect the commercial success of our Products.
•
Our use of hazardous materials could subject us to liabilities, fines and sanctions.
•
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a negative impact on our business.
•
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
•
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
•
Changes in government policies, laws, and regulations and with respect to the government workforce may have a negative impact on our business and the markets in which we operate.
•
If we are unable to adequately protect or enforce our intellectual property rights, we may lose valuable assets or incur costly litigation to protect our rights.
•
We may be subject to claims that we have infringed on the intellectual property rights of others, and any litigation could force us to stop developing or selling potential products and could be costly, divert management attention and harm our business.

•
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•
The price of our common stock has been and may continue to be volatile.
•
Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
•
Future utilization of net operating loss carryforwards or research and development credit carryforwards may be impaired due to recent changes in ownership.
•
Actions of activist stockholders could impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, liquidity, financial condition, and the trading price of our common stock.
•
If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our common stock could be negatively affected.
•
Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the source of gain for our stockholders.

Risks Related to Our Business

We are substantially dependent on the commercial success of our Products, and if these Products do not attain market acceptance by healthcare professionals and patients, our business and results of operations will suffer.

The success of our business is substantially dependent on our ability to achieve market acceptance of our Products. Although members of our management team have prior experience launching new drugs, ZYNRELEF, APONVIE, CINVANTI and SUSTOL are the first four products that we have launched.

Further, even if our sales organization performs as expected, the revenue that we may receive from the sales of our Products, may be less than anticipated due to factors that are outside of our control. The factors that may affect revenue include:

•
the scope of our approved Product labels, including any expanded indications;

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

•
our ability to obtain coverage and adequate reimbursement from government and third-party payors;

•
unfavorable publicity concerning our Products or similar products;

•
the introduction, availability and acceptance of competing treatments, including competing generic products;

•
adverse event information relating to our Products or similar classes of drugs;
•
product liability litigation alleging injuries relating to our Products or similar classes of drugs;

•
our ability to maintain and defend our patents and trade secrets for our Products and our Biochronomer Technology;

•
our ability to continue to have our Products manufactured at commercial production levels successfully and on a timely basis;

•
our ability to scale up manufacturing of our Products to meet commercial requirements;

•
the availability of raw materials necessary to manufacture our Products;

•
our ability to establish and maintain successful commercial arrangements like our co-promotion agreement with Crosslink Network;

•
our ability to access third parties to manufacture and distribute our Products on acceptable terms or at all and those third parties’ ability and/or willingness to fully perform their obligations;

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

Our business will be adversely affected if, due to these or other factors, our commercialization of our Products does not achieve the acceptance and demand necessary to sustain revenue growth. If we are unable to successfully commercialize our Products our business and results of operations will suffer.

If we are unable to develop and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to sell and market our Products, our sales may be adversely affected.

We have established an internal commercial organization for the sale, marketing and distribution of our Products in the U.S. The development of a sales organization to market our Products is expensive and time consuming, and we cannot be certain that we will be able to successfully develop this capacity or that this function will execute as expected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business and results of operations will suffer.

Our internal sales and marketing organization is not currently structured or staffed to launch products on an international level and, therefore, we may not be able to successfully commercialize our Products outside of the U.S. In order to commercialize our Products in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. If we decide to seek the assistance of third parties with international expertise to help commercialize our Products outside of the U.S., we may not be successful in finding willing third parties and, even if we are able to find willing third parties, they might not be able to successfully obtain the approvals and take the steps needed to commercialize our Products. If we decide to commercialize our Products outside of the U.S. without the assistance of third parties with international expertise, it may take longer than expected to obtain the approvals and take the steps needed to commercialize them. As a result, we may decide to delay or abandon development efforts in certain markets. Any such delay or abandonment may have an adverse effect on the benefits otherwise expected from marketing our Products in foreign countries.

From time to time, we may enter into additional arrangements with third parties to help commercialize our Products and we would be dependent on the subsequent efforts of these other parties to sell our Products. Currently, we have a co-promotion agreement with Crosslink Network, pursuant to which we have committed to pay Crosslink Network certain agreed-upon compensation to co-promote the sale of certain products and Crosslink Network has been appointed as our exclusive co-promoter of ZYNRELEF within the U.S. If Crosslink Network or any such other third party fails to perform their obligations as anticipated for any reason, it could adversely impact our financial condition and be detrimental to our future business prospects.

If we cannot maintain satisfactory pricing of our Products that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer.

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make our Products commercially viable. Our ability to commercialize our Products successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

Adoption of our Products by the medical community may be limited if third-party payors will not offer adequate coverage. In addition, third-party payors often challenge the price and cost-effectiveness of medical products and services, and such pressure may increase in the future. In many cases, uncertainty exists as to the adequate reimbursement status of newly approved healthcare products. Accordingly, our Products may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our Products or product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Legislation and regulations affecting the pricing of pharmaceuticals may change and any such changes could further limit reimbursement. Cost control initiatives may decrease coverage and payment levels for our Products and, in turn, the reimbursement that we receive. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our Products. If our Products do not receive adequate reimbursement, our revenue could be severely limited.

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) encourages comparative effectiveness research. Any adverse findings for our Products from such research may negatively impact reimbursement available for our Products. Similarly, the SUPPORT Act, which was signed into law on October 24, 2018, established policies to encourage the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Due to the SUPPORT Act, Medicare pays separately for certain non-opioid pain management drugs in ambulatory surgical centers (“ASC”) but not in the hospital outpatient setting (“OPPS”). However, under the Consolidated Appropriations Act of 2023, the prior payment policy was replaced by a new three-year period of separate payment for non-opioid pain relief products in the OPPS and ASC settings for 2025 through 2027. As of January 1, 2025, Medicare has implemented this new payment methodology, which remains in effect through December 31, 2027. For 2025, ZYNRELEF is included in this new policy, effective April 1, which means continued separate Medicare payment in the OPPS and ASC settings. While this change may improve access to ZYNRELEF, it may also lead to greater competition.

In March 2021, Congress enacted the American Rescue Plan Act of 2021, which removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program became effective on January 1, 2023. Neither of these pieces of legislation have had a material impact on the Company, through December 31, 2024.

Further, the Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, includes various provisions intended to address drug-pricing issues (such as provisions empowering the federal government to negotiate the price of some high-cost, single-source Medicare Part B and Part D drugs (with the new pricing to take effect in January 2026 or thereafter) and requiring rebates for certain Part B and Part D drugs if their price increases outpace inflation). Although it is too early to assess the impact of these provisions on our Products, our Products would be unlikely to be selected for price negotiation given their low Medicare expenditures relative to other drugs. However, Medicare inflation rebates may impact our product pricing or increase our rebate obligations, though no material impact has been observed thus far through December 31, 2024.

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

As evidenced by developments such as these, low prices of our Products in the U.S. and foreign jurisdictions may have a negative impact on the prices of our Products in the U.S. For example, if legislation is passed or regulations are adopted that tie the prices of U.S. pharmaceuticals to the cost of pharmaceuticals in other countries, then this could lower the potential price of the product in the U.S., thereby limiting the revenue we would be able to generate from it.

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Further, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties and fines, which could have a negative impact on our business, financial condition, and results of operations.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Services’ 340B drug pricing program, and the pricing program under the Veterans Health Care Act of 1992 impact the reimbursement we may receive from sales of our Products, or any other products that are approved for marketing in the U.S. Pricing and rebate calculations vary among programs. The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies and the courts. We are required to submit a number of different pricing calculations to government agencies on a quarterly basis. Failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may result in additional payments, penalties and fines due to government agencies, which could negatively impact our business, financial condition and results of operations.

If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, we could face delays in our ability to commercialize our Products, our costs will increase and sales of our Products , may be severely hindered.

The commercial success of our Products are dependent on the ability of our contract manufacturers to produce a product in commercial quantities at competitive costs of manufacture in a process that is validated by the FDA. We have scaled up manufacturing for CINVANTI and ZYNRELEF in order to realize important economies of scale, and these activities took time to implement, required additional capital investment, process development and validation studies and regulatory approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scaled-up activities or that our contract manufacturers will perform their obligations. In addition, our manufacturing agreements include payment terms that require significant cash payments at specified times, and if we are unable to make the required payments at the required times, we are at risk of default under the agreements, which would severely hinder our ability to procure adequate amounts of our Products.

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

We depend on third-party suppliers and contract manufacturers to manufacture our Products, and we expect to do the same for any future products that we develop; if our contract manufacturers do not perform as expected, our business could suffer.

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of any product, including our Products. Our ability to successfully commercialize our Products depends in part on our ability to arrange for, and rely on, other parties to manufacture our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and commercialization. We currently rely on a small number of third-party manufacturers to produce compounds used in our Products. Certain contract manufacturers are, at the present time (and are expected to be for the foreseeable future), our sole resource to manufacture certain key components of our Products. Although we entered into long-term commercial manufacturing agreements for the manufacture of our Products, including long-term agreements for the manufacture of our Biochronomer Technology, we might not be able to successfully negotiate long-term agreements with any additional third parties, or we might not receive all required regulatory approvals to utilize such third parties, and, accordingly, we might not be able to reduce or remove our dependence on a single supplier for the commercial manufacturing of our Products. We may have difficulties with these manufacturer relationships, and we may not be able to find replacement contract manufacturers on satisfactory terms or on a timely basis. At times, our contract manufacturers or other third parties might not perform their obligations under long-term commercial manufacturing agreements or other agreements, which could impede the manufacturing of our Products and could require us to incur additional costs, including legal fees, as we seek to enforce our contractual rights. Our reliance on third-party suppliers and contract manufacturers also subjects our business to risks associated with geographic areas in which those parties reside, which could include natural or man-made disasters, including severe weather, epidemics, pandemics, acts of war or terrorism, armed conflict or resource shortages. Due to regulatory and technical requirements, we may have limited ability to shift production to a different third-party should the need arise. We cannot be certain that we could reach agreement on reasonable terms, if at all, with such a manufacturer. Even if we were to reach agreement, the transition of the manufacturing process to a different third-party could take a significant amount of time and money and may not be successful.

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

Our Products may be in competition with other products for access to the facilities of third parties and, consequently, could be subject to manufacturing delays if our contractors give other companies’ products greater priority than ours. Additionally, our contractors might be required by government regulation or government authority to prioritize production of other products, such as priority-rated orders pursuant to the U.S. Government Department of Defense Operation Warp Speed under the Health Resources Priority and Allocations System regulation. For this and other reasons, our third-party contract manufacturers may not be able to manufacture our Products in a cost-effective or timely manner. If not manufactured in a timely manner, the manufacture of any of our Products or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Certain of the components used in the manufacture of our Products are, or might be, sourced from a single vendor, and the loss or disruption of this vendor could significantly harm our business.

Some of the critical materials and components used in manufacturing our Products are, or might be, sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including severe weather, epidemics, pandemics, acts of war or terrorism, armed conflict, geopolitical instability or resource shortages. Such adverse events could cause global supply chain interruptions that could increase our costs and, to the extent such interruptions impair our ability to have sufficient inventory, cause us to lose revenue or market share. We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the manufacturing of our Products. Establishing additional or replacement suppliers for certain raw materials in our proprietary polymers, if required, may not be accomplished quickly, or at all, and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement vendor and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process could require additional regulatory approval and result in operational delays.

Some of our suppliers may experience disruption to their respective supply chains due to the adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions, armed conflict or other factors, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products from third-party suppliers whose operations might be directly or indirectly affected by adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions, armed conflict or other factors (including, without limitation, adverse weather conditions, political instability, war, civil unrest, economic instability, outbreaks of disease, or other public health emergencies and the impact of any such U.S. or foreign government response and public fears regarding any of the foregoing). For example, in particular, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities and threatening the use of military force to gain control over Taiwan in certain circumstances. Similarly, the ongoing armed conflict between Russia and Ukraine remains unpredictable and could escalate into a broader armed conflict and additional economic sanctions by the U.S., the United Nations or other countries against Russia. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the manufacture, development, testing and clinical study of our Products might be delayed or infeasible, which could significantly harm our business.

We have, or may have, significant inventory levels of drug products, and write-downs related to the impairment of those inventories may adversely impact or delay our profitability.

We have, or may have, significant inventory levels of drug products, and we may increase those inventory levels as we continue to commercialize our Products. We determine inventory levels of drug products based on a variety of estimates, including timing of regulatory approval of our drug products, market demand for our drug products and those of our competitors, entrance of competing drug products, introduction of new, or changes in interpretations of, pharmaceutical regulations, and changes in healthcare provider and insurer reimbursement policies. These estimates are inherently difficult to make and may be inaccurate. We analyze our inventory levels and will write down inventory that has become obsolete. If our initial estimate of the appropriate inventory levels of drug products is or becomes inaccurate, write-downs of inventory may be required, which would be recorded as cost of product sales and thereby adversely impact or delay our profitability.

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

We face intense competition from other companies developing products for the management of postoperative pain or the prevention of CINV and PONV, which may limit our ability to sell our Products.

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

Small or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. We will also face competition from these parties in establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their product candidates sooner than we do for our product candidates that are more effective or less costly than ours, our commercial opportunity could be significantly reduced. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

Our Products may face competition from lower-cost generic products offered by our competitors, which may limit our ability to sell our Products or require us to reduce our pricing.

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

For example, we may face competition from newly developed generic products as the Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. Currently, two companies are seeking approval via an Abbreviated New Drug Application (“ANDA”) in the United States for CINVANTI and one company is seeking approval via a 505(b)(2) application in the United States based on CINVANTI. If the Company is unsuccessful in demonstrating infringement of its patents by an ANDA or 505(b)(2) product, or the validity of the Company’s patents is successfully challenged, cheaper ANDA or 505(b)(2) versions of our products may be launched commercially and may compete with CINVANTI, as they may be favored by insurers and third-party payors, which would significantly harm our business.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our Products. In addition, professional societies, practice management groups, private health and science foundations and other organizations from time to time may publish papers, guidelines or recommendations to the healthcare and patient communities with respect to specific products or classes of products. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that do not recognize a Product, suggest limitations or inadequacies of a Product or suggest the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use or adoption of any of our Products which could have an adverse impact on our business, financial condition and results of operations.

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

We may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects.

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

Our business strategy may include the entry into collaborative agreements for the development and commercialization of our Products. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements.

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

Natural or man-made disasters, including severe weather, epidemics, pandemics, cyber attacks, acts of war or terrorism, armed conflict, federal workforce uncertainty, or resource shortages, could disrupt our investigational drug candidate development and approved drug commercialization efforts or have other negative consequences on our business and adversely affect results.

Our ongoing or planned clinical studies and approved drug commercialization efforts could be delayed or disrupted indefinitely on the occurrence of a natural or man-made disaster, including severe weather, an epidemic, a pandemic, or other disease outbreak, cyberattacks, acts of war or terrorism, armed conflict, or resource shortages. We are also vulnerable to damage from other disasters, such as power losses, fires, earthquakes, floods, hurricanes and similar events. Any such natural or man-made disaster, including severe weather, an epidemic, a pandemic, or other disease outbreak, cyberattacks, acts of war or terrorism, armed conflict, and the resulting damage could negatively impact enrollment and participation in our clinical studies, divert attention and resources at our research sites, cause unanticipated delays in the collection and receipt of data from our clinical studies, cause unanticipated delays in communications with, and any required approvals from, the FDA, European Medicines Agency, United Kingdom’s Medicines and Healthcare Products Regulatory Agency, Health Canada, and other regulatory authorities, and cause unanticipated delays in the manufacturing and distribution of our Products. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

Further, the recent geo-political conflicts have created extreme volatility in the global financial markets and are expected to have further global economic consequences, including continued disruptions of the global supply chain and energy markets and heightened volatility of commodity prices. Any such instability or disruption may have adverse consequences on us or the third parties on whom we rely, including as a result of a general downturn in global economic conditions, deterioration in the credit or equity markets, or more direct impacts on operational matters. This conflict may also give rise to or amplify the other risks described herein including risks relating to cybersecurity, global economic conditions, and supply chains, which could adversely affect our business, operations and financial condition and results.

Our potential international expansion of our business may expose us to new business, regulatory, political, operational, financial and economic risks associated with such expansion and could adversely affect our business, financial condition, results of operations and growth.

If our Products are marketed internationally by us or a potential third-party partners, we and such third-party partners could be subject to additional risks related to operating in foreign countries, including:

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

•
logistical challenges resulting from distributing our Products to foreign countries; and

•
economic or business interruptions resulting from civil unrest or social, political, economic, or diplomatic developments, including geo-political actions, such as armed conflict or terrorism.

These and other risks associated with international operations may compromise our ability to earn revenue from arrangements with potential third-party partners for our Products and, therefore, could adversely affect our business, operations and planned international expansion.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion through December 31, 2024. The amount we spend will impact our profitability. Our spending will depend, in part, on:

•
the commercial success of our Products;

•
the cost of possible acquisitions of technologies, compounds, product rights or companies;

•
the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•
the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•
the costs and impacts of current and potential future litigation; and

•
the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our Products, including our current work commercializing our Products . We have incurred substantial expenses in our efforts to develop and commercialize our Products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital will be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $59.3 million and indebtedness under our Senior Convertible Notes and Working Capital Facility totaling $175.5 million. We expect that we will need to refinance, or otherwise satisfy, our current indebtedness of $175.5 million to fully fund our current business plan and meet all of our commitments. Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock, product sales and debt financings.

Our capital requirements and liquidity going forward will depend on numerous factors, including but not limited to:

•
the degree of commercial success of our Products and our product candidates, if approved;
•
the timing and cost to manufacture our Products and our product candidates;
•
the magnitude and scope of our research and development programs;
•
our ability to establish and maintain strategic collaborations or partnerships for research, development, clinical testing, manufacturing and marketing of our product candidates;
•
the impact of competitive products;
•
the cost of establishing supply arrangements for our Products;
•
the cost and timing of establishing or enlarging sales and marketing capabilities;
•
the unanticipated delays due to manufacturing difficulties, supply constraints or changes in the regulatory environment, including as a result of geopolitical uncertainty, or other factors;
•
the impact of the $150.0 million in aggregate principal amount of the Senior Convertible Notes (as defined below) that are outstanding and will mature on May 26, 2026, unless earlier converted, redeemed or repurchased;
•
the impact of the $25.5 million in aggregate principal amount of the Working Capital Facility (as defined below) that is outstanding and will mature on the earlier of earlier of (a) September 1, 2027 and (b) to the extent that any of the Senior Convertible Notes remain outstanding on such date, (i) May 12, 2026 or (ii) in the event that the maturity date of any of the Senior Convertible Notes is extended, prior to May 12, 2026, to August 11, 2026 or later, the date that is ninety-one days prior to the maturity date of such further extended Senior Convertible Notes; and
•
general market conditions.

If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and such issuance may adversely affect the market price of our common stock.

New debt financing we enter into typically involves covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. For example, under a working capital facility agreement that we entered into with Hercules Capital, Inc. as administrative agent and collateral agent, and the lenders party thereto (the "Working Capital Facility Agreement" and the facility thereunder, the "Working Capital Facility"), we are required to hold cash of no less than $8.5 million, if our market capitalization is less than $400 million. The Working Capital Facility Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. Our outstanding senior unsecured convertible notes due 2026, (the "Senior Convertible Notes") also impose certain negative covenants on the Company, including on the incurrence of certain indebtedness, the creation of certain liens and selling royalty interests in Company assets. In the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or Products on terms that are not favorable to us or require us to enter into a collaboration arrangement that we would otherwise seek to develop and commercialize ourselves. If adequate funds are not available, we may default on our indebtedness, be required to further delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a negative impact on our business.

Management’s view of our liquidity relies on estimates and assumptions about the market opportunity for our Products, which estimates and assumptions are subject to significant uncertainty.

Provisions contained in our debt instruments limit our ability to incur additional indebtedness.

The terms of our Senior Convertible Notes require us to seek approval from the holders of such notes before taking certain actions, including incurring certain additional indebtedness, modifying the terms of certain existing indebtedness, creating liens or selling royalty interests in Company assets. Our Senior Convertible Notes also contain provisions that trigger events of default on any default of our financial obligations under certain material contracts we may enter into. As a result, we may not be able to raise funds through the issuance of debt or selling of royalty interests in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

We could be exposed to significant product liability claims that could be time-consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our Products and other products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and we may not learn about or understand those effects until the Product has been administered to patients for a prolonged period of time.

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

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s 2019 passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. There is limited guidance from the regulatory authorities charged with its enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, may enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the services providers we characterize as independent contractors are our employees could have a negative impact on our business, financial condition and results of operations.

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

Further, any additional deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Risks Related to Our Industry

Failure to obtain regulatory approval in international jurisdictions would prevent our Products from being marketed abroad.

In the event we pursue the right to market and sell our Products in jurisdictions other than the U.S., we or our potential third-party partners would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. In the event we choose to pursue them, we or our potential third-party partners may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our or our potential third-party partners’ ability to obtain approval elsewhere. If we or our potential third-party partners are unable in the future to obtain approval of a product candidate by regulatory authorities in non-U.S. jurisdictions, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

If we fail to comply with continuing federal, state and foreign regulations with respect to our Products for which we obtain regulatory approval, we could lose our approvals to market drugs, and our business would be seriously harmed.

Our Products for which we obtain regulatory approval remain subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping, and reporting of safety and other postmarket information. Following initial regulatory approval for drugs we develop, including our Products, we remain subject to continuing regulatory review, including review of adverse drug experiences and clinical results that may be reported after drug products become commercially available. This would include results from any postmarketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a Product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that Product or on the manufacturing facility, including requiring us to withdraw the Product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will also be subject to ongoing FDA requirements for submission of safety and other postmarket information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Additionally, such regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use or other inappropriate sales and marketing activities. Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, and the Department of Health and Human Services’ Office of Inspector General. Violations of applicable advertising and promotion laws and regulations, including promotion of products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the FDA. We are also required to submit information on our open and completed clinical trials to public registries and databases; failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business. We are also required to comply with the requirements to submit to governmental authorities information on payments to physicians and certain other third parties. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

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

Changes in laws affecting the healthcare industry could also adversely affect our revenues and profitability, including new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions related to patent protection and enforcement, healthcare availability, and drug product pricing and marketing. Changes in FDA regulations and regulations issued by other regulatory agencies inside and outside of the U.S., including new or different approval requirements, timelines and processes, may also require additional safety monitoring, labeling changes, restrictions on product distribution or other measures that could increase our costs of doing business and adversely affect the market for our Products. The enactment in the U.S. of healthcare reform, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

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

We are prohibited from promoting our Products that receive regulatory approval for “off-label” uses or promoting in a non-truthful and misleading way that are not described in its labeling and that differ from the uses approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. The FDA and other regulatory agencies do not regulate a physician’s choice of treatments. However, they do restrict pharmaceutical companies and their sales representatives’ dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted products for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchanges concerning their products.

The FDA or other regulatory authorities may conclude that we have violated applicable laws, rules or regulations, and we may therefore be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. Such enforcement actions could cause us reputational harm and divert the attention of our management from our business operations. Likewise, our distribution and contracting partners and those providing vendor support services may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label promotion of our Products, which may adversely impact sales of our Products or trigger indemnification obligations. These consequences, could, in turn, have a negative impact on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

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

For example, the PPACA includes numerous provisions that affect pharmaceutical companies. The PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the “sunshine” laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. In addition, the IRA extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our Products.

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

From time to time, even if a product candidate has not failed, we may voluntarily determine to pause development, which effectively halts our ability to commercialize the product. For example, we decided to pause the development of HTX-034 to evaluate the program and market potential going forward. There can be no assurance that our decisions with respect to such pauses, and subsequent resumptions, if any, will yield the most favorable result for the Company.

There can be no assurance, that if our clinical trials are successfully initiated and completed, we will be able to obtain approval by the FDA in the U.S. or similar regulatory authorities elsewhere in the world in a timely manner, if at all. If we fail to successfully develop and commercialize one or more of our product candidates, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to significantly decrease.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions and financial information (collectively, "sensitive data"). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA, which became operative January 1, 2023, expanded the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose data privacy and security laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

The increase in remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Changes in government policies, laws, and regulations and with respect to the government workforce may have a negative impact on our business and the markets in which we operate.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Similarly, operational changes at government agencies, including actions intended to reduce government spending at agencies that regulate significant parts of our business, such as the FDA and CMS, could have a significant impact on the implementation of laws and regulations that impact our business. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, U.S. trade policy under the new administration, including potential new or increased tariffs, along with changing trade policies in China, Mexico, the U.K., Canada, and parts of Europe, may impact global trade, create sourcing challenges with respect to raw materials and instruments and increase our costs, potentially harming our business.

Moreover, uncertainty with respect to legislation, regulation and government policy at the federal, state and local levels, including as a result of the change in administration, has introduced new and difficult-to-quantify macroeconomic and geopolitical risks with potentially far-reaching implications. There are currently a number of laws and regulations in the U.S. that have recently been adopted with the change in presidential administration but not yet implemented or have been proposed or are being considered to which we or our customers may become subject, including healthcare reform initiatives and potential spending and tax proposals, but at this time their impact on our business and results of operations remains uncertain. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the foregoing changes could increase our litigation and regulatory exposure, directly impact our results of operations and cash flows, adversely affect our ability to provide our products, or adversely impact the demand for our products. Such changes may also impact our business by creating increased volatility and uncertainty in the markets in which we operate. At this time, we cannot predict the ultimate content, timing, or effect of these changes, including any legislative, regulatory and other actions under the new U.S. administration, or estimate the overall impact of any such changes on our business, results of operations and financial condition

Risks Related to Our Intellectual Property

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

We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications (“ANDA”) and, in doing so, certify that their products either do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as “Paragraph IV” litigation in the U.S. On July 27, 2022, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi USA, LLC (“Fresenius Kabi”) and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of the CINVANTI patents. While in December 2024, the District Court found that the Company’s CINVANTI patents are valid and would be infringed by Fresenius Kabi’s proposed generic product, this decision is currently pending appeal and there is no guarantee that other similar or future litigation will be resolved in our favor. These litigations, of which there are often multiple in process at one time, could result in new or additional generic competition to any of our Products and our product candidates and a potential reduction in product revenue. For example, there is pending litigation relating to the Company’s CINVANTI patents against Mylan Pharmaceuticals Inc., and Azurity Pharmaceuticals, Inc. (and its subsidiaries).

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

We may be subject to claims that we have infringed on the intellectual property rights of others, and any litigation could force us to stop developing or selling potential products and could be costly, divert management attention and harm our business.

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

Provisions of Delaware law, our certificate of incorporation and our bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our Board of Directors (the "Board"). These provisions include authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

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

While we value constructive input from investors and regularly engage in dialogue with our stockholders, and we welcome their views and opinions regarding strategy and performance, we may be subject to actions or proposals from activist stockholders that may not align with our business strategies or the interests of our other stockholders, and the Board and our management are committed to acting in the best interests of all of our stockholders. Accordingly, there is no assurance that the actions taken by the Board and our management in seeking to maintain constructive engagement with certain stockholders will be successful in preventing the occurrence of stockholder activist campaigns.

As previously reported, in February 2023, we entered into a Cooperation Agreement, dated February 21, 2023, with two of our stockholders, Rubric Capital Management LP and certain of its affiliates and Velan Capital Investment

Management LP and certain of its affiliates (collectively, the “Investor Group”), regarding certain changes to the composition of the Board, among other items.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with any proxy contest or activist stockholder request or action in the future, we may not be able or willing to respond successfully to the contest, request, or action, which could be significantly disruptive to our business. Even if we are successful, our business, results of operations, liquidity, financial condition, and trading price of our common stock could be adversely affected by any proxy contest or activist stockholder request or action involving us because:

•
responding to proxy contests and requests or actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty;

•
perceived uncertainties as to the future direction of the Company and our business may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•
if individuals are elected or appointed to the Board with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our stockholders; and

•
if individuals are elected or appointed to the Board who do not agree with our strategic plan, the ability of the Board to function effectively could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Chief Financial Officer and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, and other contractors and suppliers. We also conduct periodic employee training on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

In the last fiscal year, we have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected us. However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

Governance

Our Chief Financial Officer, who reports directly to the Chief Executive Officer and has over 15 years of experience managing information technology and cybersecurity matters, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

The Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by the Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

ITEM 2. PROPERTIES.

We have an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. We have an operating lease for 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025. We also have a short-term operating lease for 9,882 square feet of office space in Cary, North Carolina, with a lease term that expires on August 31, 2025.

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

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware (the “Court”) in response to Fresenius Kabi’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. On May 15, 2024, the Court granted partial summary judgment of infringement for the Company and found no indefiniteness of U.S. Patent Nos. 9,561,229 and 9,974,794. On June 24, 2024, the parties commenced a four-day bench trial centered on Fresenius Kabi’s defense of obviousness of claims from U.S. Patent Nos. 9,561,229 and 9,974,794 that cover CINVANTI. Oral argument was held on August 29, 2024.

On December 3, 2024, the Court issued a ruling in the Company’s favor. The Court found that the Company’s U.S. Patent Nos. 9,561,229 and 9,974,794, which expire in 2035, are valid and would be infringed by Fresenius Kabi’s proposed generic product. In view of the decision, the Court ordered that the effective date of any final approval by the FDA of Fresenius Kabi’s ANDA shall not be a date earlier than September 18, 2035, the expiration date of each of U.S. Patents Nos. 9,561,229 and 9,974,794. On January 8, 2025, Fresenius Kabi filed notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

On August 4, 2023, the Company received a Notice Letter (the “Mylan August Notice”) from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Mylan’s CINVANTI ANDA”) in the U.S. prior to the expiration of the CINVANTI Patents, which are listed in the Orange Book. The Mylan August Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s CINVANTI ANDA. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the U.S. District Court for the District of Delaware in response to the filing of Mylan’s CINVANTI ANDA. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. On November 9, 2023, the Company received an updated Notice Letter from Mylan advising that it had submitted an amendment to Mylan’s ANDA to include a Paragraph IV certification to Heron’s recently listed U.S. Patent No. 11,744,800. The parties completed fact discovery and are in expert discovery. A five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s CINVANTI ANDA until the earlier of February 4, 2026 or resolution of the litigation.

On December 16, 2023, the Company received a Notice Letter (the “Mylan December Notice”) from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Mylan’s APONVIE ANDA”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 (the “APONVIE Patents”), which are listed in the Orange Book. The Mylan December Notice alleges that the APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s APONVIE ANDA. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing Mylan's APONVIE ANDA. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the APONVIE Patents. On January 26, 2024, the Court consolidated this litigation concerning Mylan’s APONVIE ANDA with the previously-filed litigation concerning Mylan’s CINVANTI ANDA. A five-day bench trial is scheduled for May 19, 2025. The Company intends to vigorously enforce its intellectual property rights relating to APONVIE. As a result of filing our complaint for patent infringement, the FDA may not approve Mylan’s APONVIE ANDA until the earlier of June 16, 2026 or resolution of the litigation.

On December 11, 2023, the Company received a Paragraph IV notice of certification (the “Slayback Notice”) from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc.) advising that Slayback had submitted an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, to reflect Azurity Pharmaceuticals, Inc.’s (“Azurity”) acquisition of Slayback, the Court entered a stipulation adding Azurity and a related entity into the case. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of U.S. Patent Nos. 12,115,254 and 12,115,255. The parties are currently in fact discovery and preparing for claim construction. A four-day bench trial is currently scheduled for November 17, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our initial complaint for patent infringement, the FDA may not approve Slayback’s NDA until the earlier of June 12, 2026 or resolution of the litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on The Nasdaq Capital Market, under the symbol “HRTX.”

Stockholders

As of February 6, 2025, there were 68 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Cumulative Total Return

The following graph compares the relative performance of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This graph covers the period from December 31, 2019 through December 31, 2024 and assumes that $100 was invested on December 31, 2019 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index with the reinvestment of any dividends.

$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
Heron Therapeutics, Inc.
Nasdaq Composite
Nasdaq Biotechnology

	December 31,
	2019	2020	2021	2022	2023	2024
Heron Therapeutics, Inc.	$100.00	$90.06	$38.85	$10.64	$7.23	$6.51
Nasdaq Composite Index	100.00	143.64	174.36	116.65	167.30	215.22
Nasdaq Biotechnology Index	100.00	125.69	124.89	111.27	115.42	113.84

The graph is not, and is not intended to be, indicative of future performance of our common stock.

This performance graph shall not be deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the sections entitled "Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the consolidated financial statements and notes, included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business and operating expenses, as well as other matters that we believe are important to understanding our results of operations and financial condition and in anticipating future trends.

•
Critical accounting estimates. This section contains a discussion of the accounting estimates that require a significant level of estimation uncertainty, and changes in which are reasonably likely to have a material effect on our financial condition or results of operations. In addition, all of our significant accounting policies are summarized in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023 and the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022.

•
Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2024 and 2023, and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2024.

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

Material Trends and Developments

Impact of Global Business, Political and Macroeconomic Conditions

Uncertainty in the political and macroeconomic environments presents significant risks to our business. We are subject to continuing risks and uncertainties, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, natural or man-made disasters, including severe weather, epidemics, pandemics, cyberattacks, acts of war or terrorism, armed conflict, or global pandemics. We closely monitor the impacts of these factors on all aspects of our business, including the impacts on our clinical trial patients, employees, partners, suppliers, and vendors. The ultimate impact of global economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled "Risk Factors" in this Annual Report on Form 10-K.

Crosslink Co-Promotion Agreement

On January 5, 2024, we entered into a five-year co-promotion agreement with Crosslink Network to be the lead partner in the United States to expand the promotion of ZYNRELEF for orthopedic indications. Under the terms of the agreement, Crosslink Network is compensated on a fixed-fee per vial basis, based on growth over a pre-determined baseline period.

Net Product Sales

Net product sales include revenue recognized for sales of ZYNRELEF, APONVIE, CINVANTI, and SUSTOL (collectively, our “Products”) to a limited number of specialty distributors and full line wholesalers (collectively, “Customers”), less applicable sales allowances. The revenues we generate are dependent upon and subject to several factors, including those discussed in the "Risk Factors" section of this Annual Report on Form 10-K. Refer to the “Critical Accounting Estimates” section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver our Products to our Customers. These costs include raw materials, labor, manufacturing and quality control overhead, and depreciation of equipment, as well as shipping and distribution costs. The costs to produce, package and deliver our Products are dependent upon and subject to several factors as discussed in the "Risk Factors" section of this Annual Report on Form 10-K. See the “Critical Accounting Estimates” section of this Annual Report on Form 10-K for further details on our inventory policy.

Research and Development Expense

All costs of research and development are expensed in the period incurred. Research and development expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in clinical and preclinical development, regulatory, and quality. Other research and development expense includes professional fees paid to outside service providers and consultants, facilities costs and materials used in the clinical and preclinical trials and research and development.

General and Administrative Expense

General and administrative expense primarily consists of salaries, stock-based compensation expense and other related costs for personnel in executive, finance and accounting, information technology, legal, human resource, manufacturing and medical affairs functions. Other general and administrative expense includes professional fees for legal, investor relations, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense.

Sales and Marketing Expense

Sales and marketing expense primarily consists of salaries and related costs for personnel, stock-based compensation expense and other related costs for sales operations, marketing and market access. Other sales and marketing costs include professional fees and commercialization costs related to our Products.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense, income earned on our cash, cash equivalents and short-term investments, the amortization of debt issuance costs related to our Senior Convertible Notes payable, the amortization of debt discount related to our Working Capital Facility, and write-off of property and equipment.

We may be able to control the timing and extent of the operating expenses, but some expenses may be incurred without regard to our actions due to contractual commitments. Our expectations are subject to various risks and assumptions, including but not limited to those listed under the section entitled "Forward-Looking Statements" and “Risk Factors” in this Annual Report on Form 10-K.

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

Management considers an accounting estimate to be critical if it requires a significant level of estimation uncertainty, and changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.

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

We believe our estimated allowance for product returns and GPO discounts requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We allow our Customers to return product for credit for up to 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product. We estimate anticipated GPO discounts based on the applicable contractual terms. We regularly monitor our estimates and record adjustments when trends, contract terms or other significant events indicate that a change in estimates is appropriate. To date, our estimates have not differed materially from actuals. However, subsequent changes in estimates may result in a material change to our product sales allowances, which could materially affect our results of operations and financial condition.

Investments

We invest in various types of securities, including U.S. treasury bills and government agency obligations, corporate debt securities and commercial paper. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party to assess the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our consolidated balance sheets. To date, our estimates have not differed materially from actual values. However, subsequent changes in estimates may result in a material change to the value of our cash equivalents and short-term investments, which could materially affect our results of operations and financial condition.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out ("FIFO"), basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as cost of product sales.

Accrued Research and Development Expenses

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgment may be required include, among other things, costs associated with services provided by contract organizations for preclinical and clinical development, and manufacturing of our Products. We accrue for costs incurred as the services are being provided by monitoring the status of the services provided, and the invoices received from our external service providers. In the case of clinical trials, we rely on estimates of the progress of the clinical trials and related expenses incurred. Changes to estimates are recorded to research and development expense in the period in which the facts that gave rise to the revision become known. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change to our accruals, which could also materially affect our results of operations and financial condition.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. At December 31, 2024, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. To date, our estimates have not materially changed. However, subsequent changes in estimates may result in a significant change to our deferred tax assets and liabilities, which could materially affect our results of operations and financial condition.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of Results of Operations

	Years Ended December 31,
($ in thousands)	2024	% of Sales	2023	% of Sales	2022	% of Sales
Net product sales	$144,285		$127,044		$107,672
Cost of product sales	38,648	26.8%	65,105	51.2%	54,874	51.0%
Gross Profit	$105,637		$61,939		$52,798

Operating expenses:
Research and development	16,683	11.6%	39,133	30.8%	82,704	76.8%
General and administrative	53,397	37.0%	65,778	51.8%	62,239	57.8%
Sales and marketing	47,085	32.6%	67,643	53.2%	82,513	76.6%
Loss from operations	$(11,528)	(8%)	$(110,615)	(87%)	$(174,658)	(162%)

Net Product Sales

	Years Ended December 31,
	2024	2023	2022
Acute Care Net Product Sales	$30,064	$19,118	$10,196
Oncology Net Product Sales	$114,221	$107,926	$97,476
Total Net Product Sales	$144,285	$127,044	$107,672

	2024 vs. 2023	2023 vs. 2022
Acute Care Growth	57.3%	87.5%
Oncology Growth	5.8%	10.7%
Total Net Product Sales Growth	13.6%	18.0%

Total acute care net product sales increased 57.3% during the year ended December 31, 2024, as compared to the prior year, primarily driven by an increase in the units sold as a result of increase in market share and new customers to the products for both ZYNRELEF and APONVIE. In addition, the increase is attributed to the commercial launch of APONVIE in March 2023.

Total acute care net product sales increased 87.5% during the year ended December 31, 2023, as compared to the prior year, driven by an increase in the units sold as a result of increase in market share and new customers to the products, as well as commercial launch of APONVIE in the U.S. in March 2023.

Total oncology net product sales increased 5.8% during the year ended December 31, 2024, as compared to the prior year, primarily driven by an increase in the units sold.

Total oncology net product sales increased 10.7% during the year ended December 31, 2023, as compared to the prior year, driven by an increase in the units sold.

Cost of Product Sales

Cost of sales decreased 40.6% during the year ended December 31, 2024, as compared to the prior year and as a percentage of sales, decreased 24.4% during the same period, primarily driven by a 29.2% decrease due to reduction in inventory reserves recorded, as the year-ended December 31, 2023 included write-offs for excess and obsolete inventory, for which there were not similar reserves or write-offs in the current year, and a 10.3% decrease due to scaled production achieved in late 2022, resulting in a lower cost per unit.

Cost of sales increased 18.6% during the year ended December 31, 2023, as compared to the prior year and as a percentage of sales, increased 0.2% during the same period, primarily driven by a 20.8% increase due to inventory reserves recorded. This increase was partially offset by a 1.8% decrease due to scaled production achieved in late 2022, resulting in a lower cost per unit.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2024	2023	2022
ZYNRELEF-related costs	$6,424	$11,505	$47,975
CINVANTI-related costs	1,441	1,772	6,300
SUSTOL-related costs	428	1,207	1,681
APONVIE-related costs	405	4,572	724
Personnel costs and other expenses	6,129	13,572	15,993
Stock-based compensation expense	1,856	6,505	10,031
Total research and development expense	$16,683	$39,133	$82,704

Research and development expense decreased 57.4% during the year ended December 31, 2024, compared to the prior year and as a percentage of sales, decreased 19.2% during the same period, primarily due to decreased headcount and related costs as a result of the restructuring implemented in the year ended December 31, 2023, as well as a decrease in corresponding non-cash, stock-based compensation expense. The decrease is also partially due to APONVIE becoming commercially available in March 2023, which resulted in lower research and development expense in the year ended December 31, 2024 for APONVIE.

Research and development expense decreased 52.7% during the year ended December 31, 2023, compared to the prior year and as a percentage of sales, decreased 46.0% during the same period, primarily due to decreases in costs related to ZYNRELEF and CINVANTI, as product scale-up, validation activities and raw materials qualification were completed in 2022. In addition, the decrease in research and development expense was due to decreased headcount and related costs as a result of restructurings in the years ended December 31, 2023 and December 31, 2022, as well as a decrease in corresponding non-cash, stock-based compensation expense. These decreases were offset by an increase in APONVIE related costs to support commercial launch in March 2023.

General and Administrative Expense

General and administrative expense decreased 18.8% during the year ended December 31, 2024, compared to the prior year and as a percentage of sales, decreased 14.8% during the same period, primarily due to decreased headcount and related costs, as a result of the restructuring implemented in the year ended December 31, 2023, and operational efficiencies. These decreases were offset by increased legal costs due to ongoing patent litigation.

General and administrative expense increased 5.7% during the year ended December 31, 2023, compared to the prior year and as a percentage of sales, decreased 6.0% during the same period, primarily due to severance and non-cash, stock-based compensation expense in connection with the executive departures in the second and third quarters of 2023, and ongoing legal costs associated with the CINVANTI patent litigation.

Sales and Marketing Expense

Sales and marketing expense decreased 30.4% during the year ended December 31, 2024, compared to the prior year and as a percentage of sales, decreased 20.6% during the same period, primarily due to decreased headcount and related costs, as a result of the restructuring implemented in the year ended December 31, 2023, and operational efficiencies.

Sales and marketing expense decreased 18.0% during the year ended December 31, 2023, compared to the prior year and as a percentage of sales, decreased 23.4% during the same period, primarily due to a decrease in costs to support the ongoing commercialization of ZYNRELEF, offset by costs to support commercialization of APONVIE, and due to improved operational efficiencies.

Other (Expense) Income, Net

Other (expense) income, net decreased $2.1 million during the year ended December 31, 2024, compared to the prior year, primarily due to the interest expense associated with the Working Capital Facility Agreement, which was entered into August 2023.

Other (expense) income, net increased $7.4 million during the year ended December 31, 2023, compared to the prior year, primarily due to the write-off of property and equipment at a third-party manufacturing site in 2022, as well as an increase in interest income earned on our invested cash balances in 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $59.3 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission. However, we expect that we will need to refinance, or otherwise satisfy, our current indebtedness of $175.5 million to fully fund our current business plan and meet all commitments discussed below. We continuously evaluate our liquidity and capital resources, including access to external capital, in light of current economic and market conditions and our operational performance.

Our net loss for the year ended December 31, 2024 was $13.6 million, or $0.09 per share, compared to a net loss of $110.6 million, or $0.80 per share, for the same period in 2023, and $182.0 million or $1.67 per share for the same period in 2022.

Our net cash used in operating activities for the year ended December 31, 2024 was $22.5 million, compared to $58.8 million for the same period in 2023. The decrease in net cash used in operating activities was primarily due to a decrease in net loss as a result of decreases in operating spend and stock-based compensation expenses, primarily as a result of the restructuring implemented in 2023, offset by the net increase in write-offs of property and equipment of $3.8 million during the year ended December 31, 2024, and changes in working capital, specifically accounts receivable due to timing of collections, inventory as a result of write-offs incurred, prepaid assets due to the timing of payments, and accounts payable and accrued expenses, including payroll and employee liabilities due to the timing of payments and reduced headcount.

Our net cash provided by investing activities for the year ended December 31, 2024 was $18.7 million, compared to $18.0 million for the same period in 2023. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $20.4 million for the year ended December 31, 2024, compared to net maturities of short-term investments of $19.5 million for the same period in 2023.

Our net cash provided by financing activities for the year ended December 31, 2024 was $0.9 million, compared to $54.1 million for the same period in 2023. The decrease in cash provided by financing activities was primarily due to net proceeds of $54.1 million received from debt and equity financings completed in the third quarter of 2023. There were no comparable transactions in the year ended December 31, 2024. The net cash provided by financing activities for the year ended December 31, 2024 was a result of proceeds from transactions under the Employee Stock Purchase Plan and the equity incentive plan.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock, product sales and debt financings.

Material Cash Requirements

As of December 31, 2024, $150.0 million in aggregate principal amount of the Senior Convertible Notes were outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The Senior Convertible Notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

As of December 31, 2024, $25.5 million aggregate principal amount under the Working Capital Facility was outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The Working Capital Facility has a four year term and matures on the earlier of earlier of (a) September 1, 2027 and (b) to the extent that any of the Senior Convertible Notes remain outstanding on such date, (i) May 12, 2026 or (ii) in the event that the maturity date of any of the Senior Convertible Notes is extended, prior to May 12, 2026, to August 11, 2026 or later, the date that is ninety-one days prior to the maturity date of such further extended Senior Convertible Notes. As of December 31, 2024, the total amount of availability under the Working Capital Facility is approximately $10 million.

At December 31, 2024, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our Products. Total purchase obligations of $49.2 million were not included in our consolidated financial statements for the year ended December 31, 2024, with $37.4 million due in one year and $11.8 million due within two years. We intend to use our current financial resources to fund our commitments under these purchase obligations.

As of December 31, 2024, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. The sublease agreement expires on December 31, 2025 and is coterminous with the operating lease for the subleased space. In September 2023, we also entered into a sublease agreement to sublet 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025. In September 2024, we entered into a short-term sublease agreement to sublet 9,882 square feet of office space in Cary, North Carolina, with a lease term that expires on August 31, 2025. As of December 31, 2024, we had total operating lease obligations of $3.0 million, all of which is due within one year.

We enter into agreements with contract manufacturing organizations for the manufacture and supply of commercial materials and drug product. In some of our agreements with contract manufacturing organizations, we are required to meet minimum purchase obligations. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors, as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. We generally have the ability to hold our fixed-income investments to maturity and, therefore, do not expect that our operating results, financial condition or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. We have not realized any significant losses from our investments. We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

Foreign Currency Exchange Rate Risk

Most of our revenues and expenses are denominated in the U.S. Dollar. We also incur transactions in foreign currency, principally denominated in Euros, primarily related to contract manufacturing, and we expect to continue to do so. Our limited foreign currency exposure is to fluctuations in the Euro. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. Foreign currency gains or losses are included in the line items to which they relate in the Consolidated Statements of Operations and Comprehensive Loss.

Inflation Risk

Inflation generally impacts us by potentially increasing our operating expenses, including cost of product sales. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the consolidated financial statements are presented in this report. Significant adverse changes in inflation could negatively impact our future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REport of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Heron Therapeutics, Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

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

Allowance for Product Returns

Description of the Matter

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company earns its revenue through the sale of its products, CINVANTI, SUSTOL, ZYNRELEF, and APONVIE, to specialty distributors. The Company’s net product sales totaled $144.3 million for the year ended December 31, 2024. The amount of revenue recognized is net of product sales allowances for product returns, distributor fees, group purchase organization fees, discounts and rebates, and Medicare rebates, which totaled $37.4 million as of December 31, 2024. The allowances are recorded in the same period that the related revenue is recognized and create variability in the consideration that the Company expects to receive. Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of the allowance for product returns. Therefore, we identified management's allowance for product returns as a critical audit matter.

How We Addressed the Matter in Our Audit

To address this matter, through our integrated audit approach, we performed both control testing as well as substantive audit procedures. We obtained an understanding of, evaluated the design and tested the operating effectiveness of management’s controls over the Company’s processes related to recording the allowance for product returns, including testing management’s quarterly control to perform a hindsight analysis and review historical returns rates.

We also evaluated the significant accounting policies relating to product returns, as well as management’s application of the policies, for appropriateness and reasonableness. As part of our substantive testing procedures, we selected a sample of customer transactions and performed the following procedures for each selection:

•
Obtained and read contract source documents and management’s contract analyses.
•
Evaluated whether the selected estimates were applied consistently across similar arrangements.
•
Tested the reasonableness of management’s assumptions in calculating the allowance for product returns by comparing them to historical data, peer group information, and, where available, subsequent product returns.
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

Orlando, Florida

February 27, 2025

PCAOB ID Number 100

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$25,802	$28,677
Short-term investments	33,481	51,732
Accounts receivable, net	78,881	60,137
Inventory, net	53,160	42,110
Prepaid expenses and other current assets	17,690	6,118
Total current assets	209,014	188,774
Property and equipment, net	14,863	20,166
Right-of-use lease assets	2,787	5,438
Other assets	6,483	8,128
Total assets	$233,147	$222,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,709	$3,240
Accrued clinical and manufacturing liabilities	25,402	22,291
Accrued payroll and employee liabilities	9,554	9,224
Other accrued liabilities	41,755	41,855
Current lease liabilities	3,037	3,075
Total current liabilities	91,457	79,685
Non-current lease liabilities	—	2,800
Non-current notes payable, net	25,026	24,263
Non-current convertible notes payable, net	149,700	149,490
Other non-current liabilities	615	241
Total liabilities	266,798	256,479
Commitments and contingencies (see Note 6)
Stockholders’ deficit:
Common stock, $0.01 par value: 400,000,000 shares authorized; 152,127,878 shares issued and outstanding at December 31, 2024 and 225,000,000 shares authorized; 150,285,044 shares issued and outstanding at December 31, 2023	1,521	1,503
Additional paid-in capital	1,884,409	1,870,525
Accumulated other comprehensive income	13	13
Accumulated deficit	(1,919,594)	(1,906,014)
Total stockholders’ deficit	(33,651)	(33,973)
Total liabilities and stockholders’ deficit	$233,147	$222,506

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022

Revenues:
Net product sales	$144,285	$127,044	$107,672
Cost of product sales	38,648	65,105	54,874
Gross profit	105,637	61,939	52,798
Operating expenses:
Research and development	16,683	39,133	82,704
General and administrative	53,397	65,778	62,239
Sales and marketing	47,085	67,643	82,513
Total operating expenses	117,165	172,554	227,456
Loss from operations	(11,528)	(110,615)	(174,658)
Other (expense) income, net:
Interest income	3,550	3,364	1,638
Interest expense	(6,032)	(3,868)	(2,474)
Other income (expense)	430	560	(6,530)
Total other (expense) income, net	(2,052)	56	(7,366)
Net loss	(13,580)	(110,559)	(182,024)
Other comprehensive income (loss):
Unrealized gains (losses) on short-term investments	-	32	(13)
Comprehensive loss	$(13,580)	$(110,527)	$(182,037)
Basic and diluted net loss per share	$(0.09)	$(0.80)	$(1.67)
Shares used in computing basic and diluted net loss per share	152,449	138,135	108,876

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	102,005	$1,020	$1,689,987	$(6)	$(1,613,431)	$77,570
Issuance of common stock under Employee Stock Purchase Plan	407	4	1,440	—	—	1,444
Issuance of common stock under equity incentive plan	614	6	(1,536)	—	—	(1,530)
Issuance of common stock in a private placement	16,129	161	74,984	—	—	75,145
Stock-based compensation expense	—	—	42,980	—	—	42,980
Net loss	—	—	—	—	(182,024)	(182,024)
Net unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Comprehensive loss	—	—	—	—	—	(182,037)
Balance, December 31, 2022	119,155	$1,191	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under Employee Stock Purchase Plan	717	7	897	—	—	904
Issuance of common stock under equity incentive plan	1,130	11	(914)	—	—	(903)
Issuance of common stock in a private placement	20,735	208	29,547	—	—	29,755
Issuance of common stock on exercise of pre-funded warrants	8,548	86	(85)	—	—	1
Issuance of warrant in debt financing	—	—	371	—	—	371
Stock-based compensation expense	—	—	32,854	—	—	32,854
Net loss	—	—	—	—	(110,559)	(110,559)
Net unrealized gain on short-term investments	—	—	—	32	—	32
Comprehensive loss	—	—	—	—	—	(110,527)
Balance, December 31, 2023	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under Employee Stock Purchase Plan	640	6	631	—	—	637
Issuance of common stock under equity incentive plan	1,203	12	291	—	—	303
Stock-based compensation expense	—	—	12,962	—	—	12,962
Net loss	—	—	—	—	(13,580)	(13,580)
Comprehensive loss	—	—	—	—	—	(13,580)
Balance, December 31, 2024	152,128	$1,521	$1,884,409	$13	$(1,919,594)	$(33,651)

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(13,580)	$(110,559)	$(182,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,962	32,854	42,980
Depreciation and amortization	2,492	2,899	2,889
Amortization of debt discount	751	133	—
Amortization of debt issuance costs	210	206	202
Accretion of discount on short-term investments	(2,143)	(1,739)	(736)
Retirement and impairment of property and equipment	4,409	617	209
(Gain)/Loss on disposal of property and equipment	(27)	10	74
Change in operating assets and liabilities:
Accounts receivable	(18,744)	(8,088)	(16,550)
Inventory	(11,050)	12,463	(6,191)
Prepaid expenses and other assets	(9,927)	15,426	1,010
Accounts payable	8,469	15	(578)
Accrued clinical and manufacturing liabilities	3,220	(2,177)	752
Accrued payroll and employee liabilities	330	(4,192)	(1,847)
Other accrued liabilities	99	3,343	12,898
Net cash used in operating activities	(22,529)	(58,789)	(146,912)
Investing activities:
Purchases of short-term investments	(103,087)	(87,658)	(145,683)
Maturities and sales of short-term investments	123,480	107,185	143,957
Purchases of property and equipment	(1,706)	(1,545)	(1,825)
Proceeds from the sale of property and equipment	27	13	227
Net cash provided by (used in) investing activities	18,714	17,995	(3,324)
Financing activities:
Net proceeds from sale of common stock	—	29,755	75,145
Net proceeds from notes financing	—	24,350	—
Proceeds from purchases under the Employee Stock Purchase Plan	637	904	1,444
Receipts (payments) for stock issued under the equity incentive plan	303	(903)	(1,530)
Proceeds from warrant exercises	—	1	—
Net cash provided by financing activities	940	54,107	75,059
Net (decrease) increase in cash and cash equivalents	(2,875)	13,313	(75,177)
Cash and cash equivalents at beginning of year	28,677	15,364	90,541
Cash and cash equivalents at end of year	$25,802	$28,677	$15,364
Supplemental disclosure of cash flow information:
Interest paid	$4,860	$3,059	$2,250

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

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $59.3 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Reclassification of Certain Expenses

The consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and December 31, 2022, reflect reclassification of certain expenses from research and development to general and administrative expenses to align with the Company's presentation for the year ended December 31, 2024, as a result of the restructuring implemented in 2023 and the realignment of the Company's departments. These reclassifications resulted in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

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

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes and non-current notes payable outstanding at December 31, 2024 and 2023 do not have a readily available ascertainable market value, however, their carrying value, which is measured at carrying value less unamortized debt issuance costs or debt discounts, is considered to approximate their fair value.

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

The following includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales Year Ended December 31			Accounts Receivable As of December 31,
	2024	2023	2022	2024	2023
Customer A	43.3%	43.3%	43.5%	39.9%	42.1%
Customer B	36.1%	36.8%	36.4%	37.2%	36.1%
Customer C	19.4%	19.0%	18.8%	22.5%	21.5%
Total	98.8%	99.1%	98.7%	99.6%	99.7%

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

As of December 31, 2024 and 2023, we determined that an allowance for credit losses was not required. For the years ended December 31, 2024 and 2023, we did not have any material write-offs of accounts receivable balances.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a FIFO basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory quantities that are in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as cost of product sales.

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. Such variable consideration includes estimates that take into consideration the terms of our agreements with Customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•
Product Returns—We allow our Customers to return product for credit up to 12 months after the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

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

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Changes in product sales allowance estimates could materially affect our results of operations and financial condition.

Accrued Clinical and Manufacturing Liabilities

We accrue clinical and manufacturing costs based on work performed, which relies on estimates of the progress of the work completed and the related expenses incurred. Contracts for clinical trials and manufacturing vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit or contain a combination of these elements. Revisions are recorded to research and development expense or inventory in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense or inventory. However, a modification could result in a material charge to our results of operations.

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

Because we have incurred a net loss for all periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2024	2023	2022
Stock options outstanding	26,082	24,575	20,749
Restricted stock units outstanding	1,981	1,405	3,167
Warrants outstanding	298	298	8,548
Shares of common stock underlying convertible notes outstanding	9,819	9,819	9,819

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the years ended December 31, 2024, 2023 and 2022 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net income (loss) as reported on the consolidated statements of operations and comprehensive loss. The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive loss. The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures primarily by requiring disclosure of significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Retrospective application is required. The Company adopted this standard in the year ended December 31, 2024. The adoption of this standard did not have a material impact to the Company's disclosures.

Not Yet Adopted

In December 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. This standard is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disaggregated disclosures of certain categories of expenses that are included in the face of the financial statements. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,860	$23,860	$—	$—
U.S. treasury bills and government agency obligations	14,868	14,868	—	—
U.S. corporate debt securities	13,644	—	13,644	—
Foreign corporate debt securities	5,913	—	5,913	—
Foreign commercial paper	998	—	998	—
Total	$59,283	$38,728	$20,555	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,441	$23,441	$—	$—
U.S. treasury bills and government agency obligations	31,636	31,636	—	—
U.S. corporate debt securities	16,889	—	16,889	—
Foreign corporate debt securities	5,460	—	5,460	—
U.S. commercial paper	1,990	—	1,990	—
Foreign commercial paper	993	—	993	—
Total	$80,409	$55,077	$25,332	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2024, cash equivalents included $0.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $9.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2023, cash equivalents included $5.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $51.7 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2024 and 2023 are included in cash and cash equivalents on the consolidated balance sheets.

4.
Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$14,860	$8	$—	$14,868
U.S. corporate debt securities	11,699	3	—	11,702
Foreign corporate debt securities	5,911	2	—	5,913
Foreign commercial paper	998	—	—	998
Total	$33,468	$13	$—	$33,481

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$31,625	$11	$—	$31,636
U.S. corporate debt securities	11,652	1	—	11,653
Foreign corporate debt securities	5,459	1	—	5,460
U.S. commercial paper	1,990	—	—	1,990
Foreign commercial paper	993	—	—	993
Total	$51,719	$13	$—	$51,732

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2024 and 2023.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income (loss). For the year ended December 31, 2024, we recorded no net unrealized gains or losses associated with our short-term investments. For the year ended December 31, 2023, we recorded $32,000 in net unrealized losses associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We recognized $5,000 in realized gains during the year ended December 31, 2024, $1,000 in realized losses during the year ended December 31, 2023. We did not recognize any realized gains or losses during the year ended December 31, 2022.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$19,733	$17,643
Work in process	27,190	14,550
Finished goods	6,237	9,917
Total inventory	$53,160	$42,110

As of December 31, 2024, total inventory included $11.8 million related to ZYNRELEF, $36.6 million related to CINVANTI, $3.2 million related to SUSTOL and $1.6 million related to APONVIE. As of December 31, 2023, total inventory included $11.2 million related to ZYNRELEF, $26.4 million related to CINVANTI, $4.1 million related to SUSTOL and $0.4 million related to APONVIE. Cost of product sales for the years ended December 31, 2024 and 2023 included charges of $2.5 million and $20.3 million, respectively, relating to the reserves and write-offs of inventory.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$21,224	$11,731
Prepaid insurance	2,203	1,910
Deposits	274	274
Interest receivables	263	310
Other receivables	209	21
Total prepaid expenses and other assets	$24,173	$14,246

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Scientific equipment	$30,342	$34,027
Leasehold improvements	307	647
Computer equipment and software	1,047	1,506
Furniture, fixtures and office equipment	1,014	1,014
Property and equipment, gross	32,710	37,194
Less: accumulated depreciation and amortization	(17,847)	(17,028)
Property and equipment, net	$14,863	$20,166

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $2.5 million and $2.9 million, respectively. As of December 31, 2024 and 2023, $2.6 million and $6.3 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued employee salaries and benefits	$1,591	$1,371
Accrued bonuses	5,907	5,499
Accrued vacation	2,056	2,354
Total accrued payroll and employee liabilities	$9,554	$9,224

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued product sales allowances	$37,419	$36,529
Accrued consulting and professional fees	3,036	3,940
Other accrued liabilities	1,063	415
Accrued interest	237	412
Accrued accounts payable	—	559
Total other accrued liabilities	$41,755	$41,855

5.
Revenue Recognition

The following provides disaggregated net product sales (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
CINVANTI net product sales	$100,079	$94,869	$87,245
ZYNRELEF net product sales	25,546	17,727	10,196
SUSTOL net product sales	14,142	13,057	10,231
APONVIE net product sales	4,518	1,391	—
Total net product sales	$144,285	$127,044	$107,672

The following provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates, administrative and other fees, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

			Discounts,
			Rebates,
	Product	Distributor	Administrative and
	Returns	Fees	Other Fees	Total
Balance at December 31, 2023	$4,776	$4,419	$27,334	$36,529
Provision	(174)	30,045	206,662	236,533
Payments/credits	(811)	(28,581)	(206,251)	(235,643)
Balance at December 31, 2024	$3,791	$5,883	$27,745	$37,419

6.
Commitments and Contingencies

Leases

As of December 31, 2024, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew the lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

In September 2023, we also entered into a sublease agreement to sublet 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

In September 2024, we entered into a short-term sublease agreement to sublet 9,882 square feet of office space in Cary, North Carolina, with a lease term that expires on August 31, 2025.

Annual future minimum lease payments as of December 31, 2024 are as follows (in thousands):

Year ended December 31:
2025	$3,138
Total future minimum lease payments	3,138
Less: discount	(101)
Total lease liabilities	$3,037

Rent expense under all operating leases totaled $3.0 million, $2.9 million and $2.8 million for the years ended December 31, 2024 , 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, we paid $3.2 million, $3.0 million and $2.9 million, respectively, for our operating leases.

Sublease rental income for the San Diego, CA sublease totaled $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022.

Development Agreements

We enter into agreements with contract manufacturing organizations for the manufacture and supply of commercial materials and drug product. In some of our agreements with contract manufacturing organizations, we are required to meet minimum purchase obligations. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

Purchase Obligations

At December 31, 2024, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our commercial products. Total purchase obligations of $49.2 million were not included in our consolidated financial statements for the year ended December 31, 2024, with $37.4 million due in one year and $11.8 million due within two years.

7.
Reorganization

June 2023 Reorganization

In June 2023, we implemented a restructuring plan under which we provided certain employees with one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. During the year ended December 31, 2023, we recognized $4.2 million of expense, $2.4 million of which was included in sales and marketing expense, $1.7 million of which was included in research and development expense and $0.1 million of which was included in general and administrative expense. As of December 31, 2024, we paid all of the total cash severance charges.

Executive Officer Departures

During the second and third quarters of 2023, we implemented changes to our executive leadership structure. In connection with these changes, we provided five executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock award modifications. The total expense for these activities was $13.4 million, $4.7 million of which was primarily for severance and $8.7 million of which was for non-cash, stock-based compensation expense. During the year ended December 31, 2023, we recognized the $13.4 million of expense, $7.2 million of which was included in general and administrative expense, $3.9 million of which was included in sales and marketing expense, and $2.3 million of which was included in research and development expense. As of December 31, 2024, we paid all of the total cash severance charges.

June 2022 Reorganization

In June 2022, we implemented a restructuring plan under which we provided certain employees one-time severance payments upon termination, continuation of benefits for a specific period of time, outplacement services and certain stock award modifications. The total amount incurred for these activities was $5.4 million, $5.0 million of which was primarily for severance and $0.4 million of which was for non-cash, stock-based compensation expense related to stock award modifications. For the year ended December 31, 2022, we recognized the $5.4 million of expense, $4.2 million of which was included in research and development expense, $1.0 million of which was included in sales and marketing expense, and $0.2 million of which was included in general and administrative expense. As of December 31, 2023, we paid all of the total cash severance charges.

We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligations.

8.
Long-Term Debt and Convertible Notes

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the “Working Capital Facility Agreement”) with Hercules Capital, Inc., as administrative agent and collateral agent, and the lenders party thereto (the “Lenders”). The Working Capital Facility Agreement provides an aggregate principal amount of up to $50.0 million with tranched availability as follows: $25.0 million at closing (“tranche 1A”), $5.0 million available through December 15, 2024 (“tranche 1B”), and $20.0 million available from the earlier of: (1) the full draw of tranche 1B and (2) the expiration of tranche 1B, and available through December 15, 2025 (“tranche 1C”), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down.

The Working Capital Facility Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our existing Senior Convertible Notes (as defined below) (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, as of closing, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Working Capital Facility Agreement, the loans also accrue paid-in-kind interest monthly at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lenders to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of loans funded by the Lenders (the “Warrant Coverage”). The Working Capital Facility Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance.

The Working Capital Facility Agreement contains a minimum cash covenant, beginning on the closing date, that requires us to hold cash of no less than $8.5 million, if our market capitalization is less than $400 million. The Working Capital Facility Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Working Capital Facility Agreement as of December 31, 2024.

On February 13, 2025, the Working Capital Facility Agreement was amended to extend the maturity date to the earlier of (a) September 1, 2027 and (b) to the extent that any of the Company’s Senior Convertible Notes remain outstanding on such date, (i) May 12, 2026 or (ii) in the event that the maturity date of any of the Senior Convertible Notes is extended, prior to May 12, 2026, to August 11, 2026 or later, the date that is ninety-one days prior to the maturity date of such further extended Senior Convertible Notes.

The Working Capital Facility Agreement was accounted for in accordance with ASC Topic 470, Debt, ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. The initial tranche 1A funding of $25.0 million and the warrants issued upon closing to purchase 297,619 shares of our common stock are accounted for as freestanding debt and equity financial instruments, respectively, as they are legally detachable and separately exercisable. The additional borrowings available under the Working Capital Facility Agreement plus the additional warrants to purchase shares of our common stock, which would be issued concurrently, are accounted for as a single freestanding financial instrument that are not assets or obligations of ours; this financial instrument meets the loan commitment derivative scope exception and will be accounted for when and if we borrow additional tranches in the future. The initial funding of $25.0 million was recorded as a liability on the condensed consolidated balance sheets.

In connection with the Working Capital Facility Agreement, we recognized the initial Lender Warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee, of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Working Capital Facility Agreement, resulting in an effective interest rate of 14.5%.

For the years ended December 31, 2024 and 2023, interest expense related to the Working Capital Facility Agreement was $3.7 million and $1.3 million, respectively. Interest expense for the year ended December 31, 2024 included $2.6 million, related to the stated interest rate, $0.4 million, related to paid-in-kind interest, and $0.7, related to the amortization of the debt discounts and accretion of the end of term fee. Interest expense for the year ended December 31, 2023, included $1.0 million, related to the stated interest rate, $0.2 million related to paid-in-kind interest and $0.1 million related to the amortization of the debt discounts and accretion of the end of term fee.

As of December 31, 2024, the carrying value of tranche 1A was $25.0 million, which is comprised of the $25.0 million principal amount outstanding, and $0.5 million of accumulated paid-in-kind interest, less debt discounts of $0.5 million. The end of term fee accreted as of December 31, 2024, of $0.4 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

As of December 31, 2023, the carrying value of tranche 1A was $24.3 million, which is comprised of the $25.0 million principal amount outstanding, and $0.2 million of accumulated paid-in-kind interest, less debt discounts of $0.9 million.

Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million in Senior Unsecured Convertible Notes (“Senior Convertible Notes”). We received a total of $149.0 million, net of issuance costs, from the issuance of these Senior Convertible Notes.

The Senior Convertible Notes were issued at par. The Senior Convertible Notes bear interest at a rate of 1.5% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Senior Convertible Notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

The Senior Convertible Notes will be subject to redemption at our option, between May 24, 2024 and May 24, 2025, but only if the last reported sale price per share of our common stock exceeds 250% of the conversion price for a specified period of time, or on or after May 24, 2025 if the last reported sale price per share of our common stock exceeds 200% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Senior Convertible Notes to be redeemed, plus accrued and unpaid interest.

Upon conversion, we will settle the Senior Convertible Notes in shares of our common stock. The initial conversion rate for the Senior Convertible Notes is 65.4620 shares per $1,000 principal amount of the Senior Convertible Notes (equivalent to an initial conversion price of $15.276 per share of common stock).

If a holder of the Senior Convertible Notes converts upon a make-whole fundamental change or company redemption, the holder may be eligible to receive a make-whole premium through an increase to the conversion rate.

In May 2021, we filed a registration statement with the SEC to register for resale 12.4 million shares of our common stock underlying the Senior Convertible Notes, including the maximum number of shares of common stock issuable under the make-whole premium.

The Senior Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Senior Convertible Notes do contain embedded features indexed to our own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the Senior Convertible Notes were recorded as a liability on the consolidated balance sheets.

We incurred issuance costs related to the Senior Convertible Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Senior Convertible Notes on the consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Senior Convertible Notes, resulting in an effective interest rate of 1.6%.

For the year ended December 31, 2024, interest expense related to the Senior Convertible Notes was $2.4 million, which included $2.2 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs. For the year ended December 31, 2023, interest expense related to the Senior Convertible Notes was $2.5 million, which included $2.3 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs. For the year ended December 31, 2022, interest expense related to the Senior Convertible Notes was $2.5 million, which included $2.3 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs.

As of December 31, 2024, the carrying value of the Senior Convertible Notes was $149.7 million, which is comprised of the $150.0 million principal amount of the Senior Convertible Notes outstanding, less debt issuance costs of $0.3 million.

As of December 31, 2023, the carrying value of the Senior Convertible Notes was $149.5 million, which is comprised of the $150.0 million principal amount of the Senior Convertible Notes outstanding, less debt issuance costs of $0.5 million.

9.
Stockholders’ Equity

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the “2023 Private Placement”) with Rubric Capital Management L.P., Velan Capital, Clearline Capital and Hercules Capital, Inc. (collectively, the “Purchasers”) whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and pre-funded warrants was $29.8 million (net of $0.2 million in issuance costs). The 2023 Private Placement closed on July 25, 2023. In August 2023, we filed a registration statement with the SEC to register for resale 21.9 million shares of our common stock. The registration statement was declared effective on August 31, 2023.

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

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2024 were as follows (in thousands):

Number of
Shares
Stock options outstanding	26,082
Restricted stock units outstanding	1,981
Shares available for future grants under the Amended & Restated 2007 Equity Incentive Plan	12,125
Shares of common stock reserved under the Employee Stock Purchase Plan	921
Shares of common stock underlying warrants	298
Shares of common stock underlying convertible notes outstanding (see Note 8)	9,819
Total shares reserved for future issuance	51,226

10.
Equity Incentive Plans

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan (“ESPP”) at which time a maximum of 10,000 shares of common stock were available for issuance. In December 2007, May 2009, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019, June 2021, May 2022, June 2023 and June 2024, our stockholders authorized increases in the number of shares reserved for issuance under the ESPP by 5,000, 10,000, 25,000, 25,000, 100,000, 100,000, 200,000, 300,000, 200,000, 850,000, 400,000 and 1,200,000 shares, respectively, for a total of 3,425,000 shares reserved at December 31, 2024. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 6 months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 639,681 and 717,046 shares in 2024 and 2023, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2024 and 2023 was $1.00 and $1.26, respectively. As of December 31, 2024, 2,537,126 shares of common stock have been issued under the ESPP and 920,953 shares of common stock are available for future issuance.

Equity Incentive Plan

We currently have one equity incentive plan from which we can grant options, restricted stock awards, restricted stock units ("RSUs"), and stock appreciation rights to employees, officers, directors and consultants. In December 2007, the stockholders approved our 2007 Amended and Restated Equity Incentive Plan (“2007 Plan”) at which time a maximum of 150,000 shares of common stock were available for grant. In May 2010, June 2011, May 2014, May 2015, June 2016, June 2017, June 2019, June 2021, May 2022, June 2023 and June 2024, our stockholders approved amendments to our 2007 Plan to increase the maximum number of shares of common stock available for grant by 100,000, 4,500,000, 1,750,000, 4,300,000, 3,000,000, 5,000,000, 7,000,000, 2,000,000, 2,900,000, 8,490,000 and 7,500,000 shares of common stock, respectively, resulting in an aggregate of 46,690,000 shares of common stock authorized for issuance as of December 31, 2024. At December 31, 2024, there were 12,125,013 shares available for future grant under the 2007 Plan. Any shares that are subject to awards granted pursuant to the 2007 Plan that expire, are cancelled or are forfeited are available for future grant under the 2007 Plan.

In 2024, we granted options and RSUs to certain employees outside of the 2007 Plan as inducement equity awards. All such options to purchase our common stock were granted with an exercise price that equals fair market value of the underlying common stock on the grant dates and expire no later than 10 years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. All such RSUs vest ratably over four years. All stock options and RSU granted as inducement equity awards were approved by our Board of Directors and have been registered on Form S-8 with the SEC.

The following table summarizes the stock option activity for the year ended December 31, 2024:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2023	24,575	$7.06
Granted	8,158	$2.20
Exercised	(485)	$2.47
Cancelled	(6,166)	$12.02
Balance at December 31, 2024	26,082	$4.46

The following table summarizes the RSU activity for the year ended December 31, 2024:

	Outstanding RSUs
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2023	1,405	$4.43
Granted	2,175	$1.65
Released	(1,116)	$2.49
Forfeited	(483)	$3.69
Balance at December 31, 2024	1,981	$2.35

As of December 31, 2024, options outstanding have a weighted-average remaining contractual term of 7.8 years and options exercisable have a weighted-average remaining contractual term of 6.4 years.

Total intrinsic value of options outstanding, which is the difference between the exercise price and the closing price of our common stock on the last trading day of the calendar year, was $1.5 million at December 31, 2024 and $2.8 million at December 31, 2023. The were no options outstanding and in-the-money at December 31, 2022.

The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2024 and 2023 was $385,000 and $10,000, respectively. There were no option exercises during the year ended December 31, 2022.

As of December 31, 2024 and 2023, the total intrinsic value of options outstanding and exercisable was $385,000 and $137,000, respectively. As of December 31, 2022, there were no options outstanding and exercisable that were in-the-money.

	Years Ended December 31,
	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Exercisable at end of year	9,589	$8.88	11,390	$12.87	13,650	$17.86
Options vested or expected to vest	26,082	$4.46	24,575	$7.06	20,184	$14.82

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2024 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Outstanding	Range of	Contractual	Exercise	Options	Options
Options	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable
5,241	$0.97 - $1.51	8.42	$1.24	1,457	$1.27
13,321	$1.52 - $2.28	8.65	1.90	2,683	1.93
3,826	$2.34 - $3.51	8.03	2.87	1,862	3.00
87	$3.66 - $5.49	8.62	3.94	35	4.14
20	$5.50 - $8.25	7.24	5.87	13	5.86
535	$9.66 - $14.49	4.98	12.01	498	12.00
1,394	$14.87 - $22.305	3.92	16.37	1,390	16.37
1,598	$23.00 - $34.50	2.92	25.96	1,591	25.94
60	$38.20 - $57.30	3.65	38.38	60	38.38
26,082		7.82	$4.46	9,589	$8.88

On December 31, 2024, we had reserved 28,062,017 shares of common stock for future issuance upon exercise of outstanding options and vesting of outstanding restricted stock units granted under the 2007 Plan, as well as the inducement award grants.

Stock-Based Compensation

The following summarizes stock-based compensation expense related to stock-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2024	2023	2022
Research and development	$1,856	$6,505	$10,025
General and administrative	7,138	16,846	19,552
Sales and marketing	3,968	9,503	13,403
Total stock-based compensation expense	$12,962	$32,854	$42,980

As of December 31, 2024, there was $19.8 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.4 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2024	2023	2022
Risk-free interest rate	4.5%	3.7%	3.3%
Dividend yield	—%	—%	—%
Volatility	80.1%	68.1%	62.0%
Expected life (years)	6	6 to 10	6

ESPP:

	December 31,
	2024	2023	2022
Risk-free interest rate	4.9%	5.3%	3.2%
Dividend yield	—%	—%	—%
Volatility	95.3%	99.6%	83.8%
Expected life (months)	6	6	6

The weighted-average fair value of options granted was $1.40 and $1.13 for the years ended December 31, 2024 and 2023, respectively.

The weighted-average fair value of shares purchased through the ESPP was $1.53 and $0.64 for the years ended December 31, 2024 and 2023, respectively.

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

11.
Employee Benefit Plan

We have a defined contribution 401(k) plan (“Plan”) covering substantially all of our employees. For the year ended December 31, 2024, we made matching cash contributions equal to 50% of each participant's contribution during the Plan year up to 6% per pay period. For the year ended December 31, 2023 and 2022, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $9,900 and $9,150, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2024, 2023 and 2022, we contributed $0.7 million, $1.0 million and $1.4 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

12.
Income Taxes

For the years ended December 31, 2024, 2023 and 2022, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows (in thousands):

	December 31,
	2024	2023	2022
Tax at statutory federal rate	$(2,852)	$(23,210)	$(38,225)
State tax, net of federal benefit	1,513	(1,460)	(13,898)
Research and development credits	—	—	(3,531)
Stock-based compensation expense	7,968	19,022	5,857
Non-deductible compensation	2,630	(4,682)	2,104
Employee retention credit adjustment	—	—	(1,265)
Change in valuation allowance	(10,392)	7,556	46,452
Provision to return adjustment	285	3,008	—
Other	848	(234)	2,506
Provision for income taxes	$—	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$324,175	$320,998
Research and development credits	59,168	59,417
Section 174 capitalized research and development	25,117	28,822
Stock-based compensation	5,323	15,413
Lease liabilities	762	1,471
Other	5,262	5,005
Total gross deferred tax assets	419,807	431,126
Deferred tax liabilities:
Right-of-use lease assets	(699)	(1,362)
Total gross deferred tax liabilities	(699)	(1,362)
Valuation allowance	(419,108)	(429,764)
Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2024 and December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $1.3 billion and $1.3 billion, respectively. The federal NOL carryforwards consist of $542.3 million generated before January 1, 2019, which began to expire in 2024, and $769.9 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2024 and December 31, 2023, we had federal and state research and development credit carryforwards of $44.4 million and $44.6 million, respectively. The federal research and development credit carryforwards began to expire in 2024. The state research and development credit carryforwards will be carried forward indefinitely.

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

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2004 to 2024 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$10,903	$11,235
Decrease for tax positions of prior years	—	(332)
Increase based on tax positions related to current year	—	—
Balance at end of year	$10,903	$10,903

Due to our valuation allowance, the $10.9 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

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

13.
Subsequent Event

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure, except as included in Note 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2024. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2024, none of the Company's directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2024 (the "2025 Proxy Statement") in the sections titled: "Information Concerning the Board of Directors," "Information Concerning Executive Officers," "Delinquent Section 16(a) Reports," "Code of Ethics and Business Conduct," "Corporate Governance," "Insider Trading Policy," and "Report of the Audit Committee." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be contained in our 2025 Proxy Statement in the sections titled: "Director Compensation" and "Executive Compensation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our 2025 Proxy Statement in the sections titled: "Security Ownership of Certain Beneficial Owners and Management" and "Equity-Based Compensation Plan Information." Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our 2025 Proxy Statement in the sections titled: "Certain Relationships and Related Party Transactions" and "Board Independence." Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our 2025 Proxy Statement in the section titled: "Fees of the Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

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

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on January 13, 2014)
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on June 18, 2024)
3.4	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)
4.1	Common Stock Certificate (incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)
4.2	Form of Convertible Senior Unsecured Promissory Note (included in Exhibit 10.7)
4.3

Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)

4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.5	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)
10.1†	Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.2, filed on June 30, 2023)
10.2†	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.1, filed on June 30, 2023)
10.3†*	Form of 2007 Equity Incentive Plan Stock Option Agreement
10.4†*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement
10.5†*	Form of Indemnification Agreement
10.6*#+	Agreement of Sublease, dated as of September 23, 2024 by and between the Company and Crown Castle USA, Inc.
10.7#

Note Purchase Agreement, dated as of May 24, 2021, by and among Heron Therapeutics, Inc. and funds affiliated with Baker Bros. Advisors, LP (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on May 25, 2021)

10.8

Cooperation Agreement, dated February 21, 2023, by and among Heron Therapeutics, Inc., Rubric Capital Management LP, the persons and entities listed on Schedule A thereto, Velan Capital Investment Management LP, and the persons and entities listed on Schedule B thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on February 22, 2023)

10.9†

Executive Employment Agreement, dated April 3, 2023, by and between the Company and Craig Collard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.1, filed on August 14, 2023)

10.10†

Management Retention Agreement, dated June 6, 2023, by and between the Company and William Forbes (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.3, filed on August 14, 2023)

10.11†

Management Retention Agreement, dated June 16, 2023, by and between the Company and Ira Duarte (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.4, filed on August 14, 2023)

10.12†	Form of Inducement Notice of Grant of Stock Options and Option Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.3, filed on August 6, 2024)
10.13†

Form of Inducement Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.4, filed on August 6, 2024)

10.14#

Working Capital Facility Agreement dated August 9, 2023, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc.

(incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.10, filed on August 14, 2023)
10.15#

First Amendment to Working Capital Facility Agreement, dated as of February 13, 2025, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on February 20, 2025)

10.16

Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.1, filed on May 7, 2024)

10.17

Amendment No. 1 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.1, filed on November 12, 2024)

10.18

Amendment No. 2 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.2, filed on November 12, 2024)

19.1*	Insider Trading Policy
23.1*	Consent of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC)
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy (incorporated by reference to our Quarterly Report on Form 10-K, as Exhibit 97.1, filed on March 12, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith. The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Management contract or compensatory plan, contract or arrangement.

+ Certain information has been omitted from the exhibit pursuant to Item 601 of Regulation S-K

# Schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. A copy of any omitted schedule will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON THERAPEUTICS, INC.

DATE: February 27, 2025	BY:	/s/ CRAIG COLLARD
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

Signature	Title	Date

/s/ CRAIG COLLARD	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Craig Collard

/s/ IRA DUARTE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Ira Duarte

/s/ SHARMILA DISSANAIKE	Director	February 27, 2025
Sharmila Dissanaike

/s/ MICHAEL KASETA	Director	February 27, 2025
Michael Kaseta

/s/ CRAIG JOHNSON	Director	February 27, 2025
Craig Johnson

/s/ ADAM MORGAN	Chairman of the Board of Directors	February 27, 2025
Adam Morgan

/s/ SUSAN RODRIGUEZ	Director	February 27, 2025
Susan Rodriguez

/s/ CHRISTIAN WAAGE	Director	February 27, 2025
Christian Waage