Form 10-Q
period 2025-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2025-05-06
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2875566 (I.R.S. Employer Identification No.)

100 Regency Forest Drive, Suite 300 Cary, North Carolina	27518
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 251-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HRTX	The Nasdaq Capital Market

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2025 was 152,563,634.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$19,269	$25,802
Short-term investments	31,410	33,481
Accounts receivable, net	78,736	78,881
Inventory, net	56,932	53,160
Prepaid expenses and other current assets	26,494	17,690
Total current assets	212,841	209,014
Property and equipment, net	14,537	14,863
Right-of-use lease assets	2,091	2,787
Other assets	6,283	6,483
Total assets	$235,752	$233,147
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,333	$11,709
Accrued clinical and manufacturing liabilities	20,060	25,402
Accrued payroll and employee liabilities	6,451	9,554
Other accrued liabilities	47,423	41,755
Current lease liabilities	2,290	3,037
Total current liabilities	88,557	91,457
Non-current notes payable, net	25,213	25,026
Non-current convertible notes payable, net	149,753	149,700
Other non-current liabilities	682	615
Total liabilities	264,205	266,798
Stockholders’ deficit:
Common stock	1,524	1,521
Additional paid-in capital	1,886,981	1,884,409
Accumulated other comprehensive income	1	13
Accumulated deficit	(1,916,959)	(1,919,594)
Total stockholders’ deficit	(28,453)	(33,651)
Total liabilities and stockholders’ deficit	$235,752	$233,147

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net product sales	$38,903	$34,670
Cost of product sales	8,457	8,444
Gross profit	30,446	26,226
Operating expenses:
Research and development	2,279	4,608
General and administrative	12,702	14,974
Sales and marketing	12,311	11,442
Total operating expenses	27,292	31,024
Income (loss) from operations	3,154	(4,798)
Other (expense) income, net	(519)	1,638
Net income (loss)	2,635	(3,160)
Other comprehensive loss:
Unrealized losses on short-term investments	(12)	(19)
Comprehensive income (loss)	$2,623	$(3,179)
Basic net income (loss) per share	$0.02	$(0.02)
Diluted net income (loss) per share	$0.01	$(0.02)
Weighted average common shares outstanding, basic	153,490	151,199
Weighted average common shares outstanding, diluted	196,921	151,199

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2024	152,128	$1,521	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under equity incentive plan	299	3	61	—	—	64
Stock-based compensation expense	—	—	2,511	—	—	2,511
Net income	—	—	—	—	2,635	2,635
Net unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Comprehensive income						2,623
Balance as of March 31, 2025 (unaudited)	152,427	1,524	1,886,981	1	(1,916,959)	(28,453)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2023	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under equity incentive plan	93	1	10	—	—	11
Stock-based compensation expense	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	(3,160)	(3,160)
Net unrealized losses on short-term investments	—	—	—	(19)	—	(19)
Comprehensive loss						(3,179)
Balance as of March 31, 2024 (unaudited)	150,378	1,504	1,873,910	(6)	(1,909,174)	(33,766)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$2,635	$(3,160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	2,511	3,375
Depreciation and amortization	551	689
Amortization of debt discount	158	88
Amortization of debt issuance costs	53	52
Accretion of discount on short-term investments	(281)	(638)
Retirement and impairment of property and equipment	—	170
Gain on disposal of property and equipment	(34)	—
Change in operating assets and liabilities:
Accounts receivable	145	(5,185)
Inventory	(3,772)	(363)
Prepaid expenses and other assets	(8,604)	(222)
Accounts payable	624	(2,403)
Accrued clinical and manufacturing liabilities	(5,466)	(2,347)
Accrued payroll and employee-related liabilities	(3,103)	(1,577)
Other accrued expenses	5,713	2,005
Net cash used in operating activities	(8,870)	(9,516)
Investing activities:
Purchases of short-term investments	(22,902)	(37,892)
Maturities and sales of short-term investments	25,242	39,170
Purchases of property and equipment	(109)	—
Proceeds from the sale of property and equipment	42	—
Net cash provided by investing activities	2,273	1,278
Financing activities:
Receipts for stock issued under the equity incentive plan	64	11
Net cash provided by financing activities	64	11
Net decrease in cash and cash equivalents	(6,533)	(8,227)
Cash and cash equivalents at beginning of period	25,802	28,677
Cash and cash equivalents at end of period	$19,269	$20,450
Supplemental disclosure of cash flow information:
Interest paid	$636	$649

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

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $50.7 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (“SEC”).

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2025	As of March 31, 2025
Customer A	43.6%	43.1%
Customer B	33.1%	35.7%
Customer C	22.1%	20.9%
Total	98.8%	99.7%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable. As of March 31, 2025, and December 31, 2024, we do not have an allowance for credit losses.

Inventory, Net

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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended March 31,
	2025	2024
CINVANTI net product sales	$25,742	$25,617
SUSTOL net product sales	2,859	3,615
ZYNRELEF net product sales	8,042	5,013
APONVIE net product sales	2,260	425
Total net product sales	$38,903	$34,670

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2024	$3,791	$5,883	$27,745	$37,419
Provision	576	8,882	58,961	68,419
Payments/credits	(207)	(7,720)	(55,428)	(63,355)
Balance at March 31, 2025	$4,160	$7,045	$31,278	$42,483

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between our net income (loss) and comprehensive income (loss) for all periods presented.

Earnings per Share

The computations of the numerator (earnings or loss) and denominator (shares) to calculate the basic and diluted earnings per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Income	Shares	Income	Shares
Basic:
Net income (loss)	$2,635	153,490	$(3,160)	151,199

Earnings (loss) per share, basic	$0.02		$(0.02)

Diluted:
Net income (loss)	$2,635	153,490	$(3,160)	151,199
Effect of dilutive securities:
Stock options outstanding	—	29,462	—	—
Restricted stock units outstanding	—	3,852	—	—
Warrants outstanding	—	298	—	—
Shares of common stock underlying convertible notes outstanding	—	9,819	—	—
Net income (loss), diluted	$2,635	196,921	$(3,160)	151,199

Earnings (loss) per share, diluted	$0.01		$(0.02)

Because we incurred a net loss for the three months ended March 31, 2024, the following common stock equivalents were not included in the computation of earnings per share because their effect would be anti-dilutive (in thousands):

March 31,
2024
Stock options outstanding	29,380
Restricted stock units outstanding	1,973
Warrants outstanding	298
Shares of common stock underlying convertible notes outstanding	9,819

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the three months ended March 31, 2025 and 2024 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net income (loss) as reported on the consolidated statements of operations and comprehensive income (loss). The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive income (loss). The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and do not believe any will have a material impact on our condensed consolidated financial statements or related financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$15,087	$15,087	$—	$—
U.S. Treasury bills and government agency obligations	21,049	21,049	—	—
U.S. corporate debt securities	8,224	—	8,224	—
Foreign corporate debt securities	4,738	—	4,738	—
Foreign commercial paper	893	—	893	—
U.S. commercial paper	688	—	688	—
Total	$50,679	$36,136	$14,543	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,860	$23,860	$—	$—
U.S. Treasury bills and government agency obligations	14,868	14,868	—	—
U.S. corporate debt securities	13,644	—	13,644	—
Foreign corporate debt securities	5,913	—	5,913
Foreign commercial paper	998	—	998	—
Total	$59,283	$38,728	$20,555	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, cash equivalents included $4.2 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $14.8 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $1.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $9.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2025, and December 31, 2024 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at March 31, 2025 and December 31, 2024 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$19,801	$1	$(1)	$19,801
U.S. corporate debt securities	8,223	1	—	8,224
Foreign corporate debt securities	1,804	—	—	1,804
U.S. commercial paper	688	—	—	688
Foreign commercial paper	893	—	—	893
Total	$31,409	$2	$(1)	$31,410

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$14,860	$8	$—	$14,868
U.S. corporate debt securities	11,699	3	—	11,702
Foreign corporate debt securities	5,911	2	—	5,913
Foreign commercial paper	998	—	—	998
Total	$33,468	$13	$—	$33,481

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2025, and 2024.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive income. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive income (loss). We did not recognize any realized gains or losses during the three months ended March 31, 2025, and 2024.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$19,508	$19,733
Work in process	28,953	27,190
Finished goods	8,471	6,237
Total inventory	$56,932	$53,160

As of March 31, 2025, total inventory included $39.0 million related to CINVANTI, $12.2 million related to ZYNRELEF, $3.2 million related to SUSTOL and $2.5 million related to APONVIE. As of December 31, 2024, total inventory included $36.6 million related to CINVANTI, $11.8 million related to ZYNRELEF, $3.2 million related to SUSTOL and $1.6 million for APONVIE.

7. Leases

As of March 31, 2025, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

We have a sublease agreement through which we sublease 5,840 square feet of office space in Cary, North Carolina, with a lease term that expires on April 30, 2025.

We have a short-term sublease agreement to sublet 9,882 square feet of office space in Cary, North Carolina, with a lease term that expires on August 31, 2025.

During the three months ended March 31, 2025, we recognized $0.8 million of operating lease expense. During the three months ended March 31, 2025 we paid $0.8 million for our operating leases.

During the three months ended March 31, 2024, we recognized $0.7 million of operating lease expense. During the three months ended March 31, 2024 we paid $0.8 million for our operating leases.

Annual future minimum lease payments as of March 31, 2025, are as follows (in thousands):

2025	2,345
Less: discount	(55)
Total lease liabilities	$2,290

8. Long-Term Debt and Convertible Notes

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the “Working Capital Facility Agreement”) with Hercules Capital, Inc., as administrative agent and collateral agent, and the lenders party thereto (the “Lenders”). The Working Capital Facility Agreement provides an aggregate principal amount of up to $50.0 million with tranched availability as follows: $25.0 million at closing (“tranche 1A”), $5.0 million available through December 15, 2024 (“tranche 1B”), and $20.0 million available from the earlier of: (1) the full draw of tranche 1B and (2) the expiration of tranche 1B, and available through December 15, 2025 (“tranche 1C”), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down. As of March 31, 2025, we have only drawn tranche 1A.

The Working Capital Facility Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our Senior Convertible Notes (as defined below) (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Working Capital Facility Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lenders to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by the Lenders (the “Warrant Coverage”). The Working Capital Facility Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance.

The Working Capital Facility Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400.0 million. The Working Capital Facility Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Working Capital Facility Agreement as of March 31, 2025.

On February 13, 2025, the Working Capital Facility Agreement was amended to extend the maturity date to the earlier of (a) September 1, 2027 and (b) to the extent that any of the Senior Convertible Notes remain outstanding on such date, (i) May 12, 2026 or (ii) in the event that the maturity date of any Senior Convertible Notes is extended, prior to May 12, 2026, to August 11, 2026, or later, the date that is 91 days prior to the maturity date of such further extended Senior Convertible Notes.

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

In connection with the Working Capital Facility Agreement, we recognized the initial Lender Warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Working Capital Facility Agreement. The effective interest rate as of March 31, 2025 is 13.8%.

For the three months ended March 31, 2025, interest expense related to the Working Capital Facility Agreement was $0.9 million, which included $0.6 million related to the stated interest rate, $0.1 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts and accretion of the end of term fee. For the three months ended March 31, 2024, interest expense related to the Working Capital Facility Agreement was $0.9 million, which included $0.6 million related to the stated

interest rate, and $0.1 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts and accretion of the end of term fee.

As of March 31, 2025, the carrying value of tranche 1A was $25.2 million, which is comprised of the $25.0 million principal amount outstanding, $0.6 million of accumulated paid-in-kind interest, less debt discounts of $0.4 million. The end of term fee accreted as of March 31, 2025, of $0.4 million is recorded in other non-current liabilities on the condensed consolidated balance sheets

Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million in Senior Unsecured Convertible Notes (the “Senior Convertible Notes”). We received a total of $149.0 million, net of issuance costs, from the issuance of the Senior Convertible Notes.

The Senior Convertible Notes were issued at par. The Senior Convertible Notes bear interest at a rate of 1.5% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year. The Senior Convertible Notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

The Senior Convertible Notes are subject to redemption at our option, between May 24, 2024 and May 24, 2025, but only if the last reported sale price per share of our common stock exceeds 250% of the conversion price for a specified period of time, or will be subject to redemption at our option on or after May 24, 2025 if the last reported sale price per share of our common stock exceeds 200% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Senior Convertible Notes to be redeemed, plus accrued and unpaid interest.

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

The Senior Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Senior Convertible Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the Senior Convertible Notes were recorded as a liability on the condensed consolidated balance sheets.

We incurred issuance costs related to the Senior Convertible Notes of $1.0 million, which we recorded as debt issuance costs and are included as a reduction to the Senior Convertible Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Senior Convertible Notes, resulting in an effective interest rate of 1.6%.

For the three months ended March 31, 2025, interest expense related to the Senior Convertible Notes was $0.6 million, which included $0.5 million related to the stated interest rate and $0.1 related to the amortization of debt issuance costs. For the three months ended March 31, 2024, interest expense related to the Senior Convertible Notes was $0.6 million, which included $0.5 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs.

As of March 31, 2025, the carrying value of the Senior Convertible Notes was $149.8 million, which is comprised of the $150.0 million principal amount of the Senior Convertible Notes outstanding, less debt issuance costs of $0.2 million.

9. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	26,082	$4.46	7.80
Granted	4,461	$1.70
Exercised	(99)	$1.38
Expired and forfeited	(982)	$5.67
Outstanding at March 31, 2025	29,462	$4.02	7.69

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.0%	0.0%
Volatility	80.1%	79.7%
Expected life (years)	6	4

The following table summarizes the restricted stock unit (“RSU”) activity for the three months ended March 31, 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	1,981	$2.35
Granted	2,207	$1.70
Released	(173)	$1.82
Expired and forfeited	(163)	$2.66
Outstanding at March 31, 2025	3,852	$1.93

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$1,572	$1,878
Sales and marketing	695	796
Research and development	244	701
Total stock-based compensation expense	$2,511	$3,375

As of March 31, 2025, there was $25.5 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

10. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2025.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, continue to be accurate for the three months ended March 31, 2025.

11. Subsequent Event

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.

On May 6, 2025, the Company announced that it entered into a settlement agreement with Mylan to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Mylan’s ANDA for a generic version of CINVANTI and a generic version of APONVIE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (the "2024 Annual Report").

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
•
our estimates regarding the potential market opportunities for our Products and our product candidates, if approved, and our ability to capture the potential additional market opportunity from the expanded ZYNRELEF label approved in the U.S.;
•
our ability to establish and maintain successful commercial arrangements like our co-promotion agreement with CrossLink Network, LLC ("CrossLink Network");
•
the realization of anticipated benefits from our co-promotion agreement with CrossLink Network;
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
•
the potential regulatory approval for, and commercial launch of, our product candidates, if approved;
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
•
our ability to meet the postmarketing study requirements within the mandated timelines of the U.S. Food and Drug Administration ("FDA") and to obtain favorable results and comply with standard postmarketing requirements, including U.S. federal advertising and promotion laws, federal and state anti-fraud and abuse laws, healthcare information privacy and security laws, safety information, safety surveillance and disclosure of payments or other transfers of value to healthcare professionals and entities for Products or any of our product candidates;
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
•
our inability or delay in achieving profitability;
•
the impacts of general business, financial market, and economic conditions, including the impact of conflicts in Ukraine and the Middle East, global pandemics such as COVID-19, tariffs and other trade protection measures, and other sources of volatility, which could adversely affect our financial condition, results of operations and cash flows;
•
the impact of evolving legal and regulatory requirements and interpretations thereof, including the U.S. Supreme Court decision regarding deference to federal administrative agencies' interpretations of federal statutes;
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities;
•
the impact of global economic and political developments on our business, including economic slowdowns or recessions and market disruptions that may result from, among others, global conflicts, economic sanctions, an inflationary environment, which could harm our commercialization effort, as well as the value of our common stock and our ability to access capital markets, and
•
those risks listed under the section entitled "Risk Factors" in Part I, Item 1A "Risk Factors" of the 2024 Annual Report and Part II, Item IA "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ZYNRELEF was initially approved by the FDA in May 2021, and we commenced commercial sales in the U.S. in July 2021. In each of December 2021 and January 2024, the FDA approved an expansion of ZYNRELEF's indication. ZYNRELEF is approved for use in adults for postsurgical analgesia for up to 72 hours after soft tissue and orthopedic surgical procedures including foot and ankle, and other orthopedic surgical procedures in which direct exposure to articular cartilage is avoided. In September 2024, the FDA approved the prior approval supplement (“PAS”) application for ZYNRELEF Vial Access Needle ("VAN"), which will replace the current vented vial spike.

In March 2022, the Centers for Medicare and Medicaid Services (“CMS”) approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department ("HOPD") setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress, which includes the Non-Opioids Prevent Addiction in the Nation (NOPAIN) Act which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings from January 1, 2025, through December 31, 2027.

APONVIE

APONVIE is the first and only intravenous formulation of a substance P/neurokinin-1 (“NK1”) receptor antagonist indicated for postoperative nausea and vomiting (“PONV”) in adults. Delivered via a single 30-second intravenous (“IV”) injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

APONVIE was approved by the FDA in September 2022 and became commercially available in the U.S. in March 2023. APONVIE is indicated for the prevention of PONV in adults. CMS granted pass-through payment status for APONVIE, effective April 1, 2023.

Oncology Care Product Portfolio

CINVANTI

CINVANTI is an IV formulation of aprepitant, a substance NK1 receptor antagonist. CINVANTI is the first IV formulation to directly deliver aprepitant, the active ingredient in EMEND® capsules. Aprepitant (including its prodrug, fosaprepitant) is a single-agent NK1 receptor antagonist to significantly reduce nausea and vomiting in both the acute phase (0–24 hours after chemotherapy) and the delayed phase (24–120 hours after chemotherapy). CINVANTI is the first and only IV formulation of an NK1 receptor antagonist indicated for the prevention of acute and delayed nausea and vomiting associated with Highly Emetogenic Cancer ("HEC") and nausea and vomiting associated with Moderately Emetogenic Cancer ("MEC") that is free of synthetic surfactants, including polysorbate 80.

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

NK1 receptor antagonists are typically used in combination with 5-hydroxytryptamine ("5-HT3") receptor antagonists. The only other injectable NK1 receptor antagonist currently approved in the U.S. for both acute and delayed chemotherapy induced nausea and vomiting (“CINV”), EMEND® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which has been linked to hypersensitivity reactions, including anaphylaxis, and infusion site reactions. The CINVANTI formulation does not contain polysorbate 80 or any other synthetic surfactant. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events reported with CINVANTI.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes and stock-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, and stock-based compensation. There have been no material changes to our critical accounting estimates disclosures included in our 2024 Annual Report.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Comparison of Results of Operations

	Three Months Ended March 31,
($ in thousands)	2025	% of Sales	2024	% of Sales
Net product sales	$38,903		$34,670
Cost of product sales	8,457	21.7%	8,444	24.4%
Gross Profit	$30,446		$26,226

Operating expenses:
Research and development	2,279	5.9%	4,608	13.3%
General and administrative	12,702	32.7%	14,974	43.2%
Sales and marketing	12,311	31.6%	11,442	33.0%
Income (loss) from operations	$3,154	8.1%	$(4,798)	(13.8%)

Net Product Sales

	Three Months Ended March 31,
	2025	2024
Acute Care Net Product Sales	$10,302	$5,438
Oncology Net Product Sales	28,601	29,232
Total Net Product Sales	$38,903	$34,670

Total acute care net product sales increased 89.4% or $4.9 million during the three months ended March 31, 2025, as compared to the comparable period in 2024, primarily driven by an increase in the units sold due to an increase in market share and new customers for both ZYNRELEF and APONVIE, which contributed approximately $4.1 million of the total increase in acute care net product sales.

Total oncology net product sales decreased 2.2% during the three months ended March 31, 2025, as compared to the comparable period in 2024. The decrease is attributed to market competition and is expected to continue through 2025.

Cost of Product Sales

Cost of product sales increased by 0.2% during the three months ended March 31, 2025, as compared to the comparable period in 2024 and as a percentage of sales decreased 2.7% during the same period. Gross profit for the three months ended March 31, 2025 was 78.3%, compared to 75.6% for the comparable period ended March 31, 2024. The increase in gross profit without a corresponding increase in cost of product sales is attributed to a lower cost per unit for the units sold in the three months ended March 31, 2025 as a result of production efficiencies compared to the same period ended March 31, 2024, partially offset by an increase in the units sold.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
ZYNRELEF-related costs	$818	$636
CINVANTI-related costs	—	471
APONVIE-related costs	—	202
SUSTOL-related costs	—	90
Personnel costs and other expenses	1,217	2,508
Stock-based compensation expense	244	701
Total research and development expense	$2,279	$4,608

Research and development expense decreased by 50.5% or $2.3 million during the three months ended March 31, 2025, compared to the comparable period in 2024 and as a percentage of sales, decreased 7.4% during the same period. The decrease is primarily related to decreases in headcount and related costs, as well as a decrease in development activities.

General and Administrative Expense

General and administrative expense decreased by 15.2% or $2.3 million during the three months ended March 31, 2025, compared to the comparable period in 2024 and as a percentage of sales, decreased 10.5% during the same period. The decrease is primarily related to decreased headcount in 2024 and related costs, which represents approximately $1.5 million of the total decrease, and decreased legal expenses of $0.5 million related to the timing of patent litigations.

Sales and Marketing Expense

Sales and marketing expense increased by 7.6% or $0.9 million during the three months ended March 31, 2025, compared to the comparable period in 2024, and as a percentage of sales, decreased by 1.4% during the same period. The increase in sales and marketing expense is attributed to increased marketing and sales spend to support revenue growth of the acute care products, of approximately $1.0 million.

Other (Expense) Income, Net

Other (expense) income, net decreased 131.7% during the three months ended March 31, 2025, compared to the comparable period in 2024, primarily due to the one time settlement gain contingency related to a legal dispute in 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $50.7 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents, and short-term investments, will be sufficient to meet the Company's anticipated cash requirements for a period of at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, we expect these financing sources will not be sufficient to repay the $150.0 million of Senior Convertible Notes coming due in May 2026. We expect to finance our future cash needs, including refinancing of our indebtedness through a combination of debt financing transactions, equity offerings, collaborations or a combination of these approaches. If we issue additional equity securities or securities convertible into equity securities to raise funds, our stockholders will suffer dilution of their investment, and in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock, and such issuances may adversely affect the market price of our common stock. Our ability to raise additional funds may also be adversely impacted by negative global economic conditions and disruptions to, and volatility in, the credit and financial markets in the U. S. and worldwide or other factors, including those addressed under the section entitled "Risk Factors" in Part I, Item 1A "Risk Factors" of the 2024 Annual Report and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us, if at all. If adequate funds are not available, we may default on our indebtedness, be required to further delay, reduce the scope of, or eliminate one or more of our product development programs and reduce personnel-related and other costs, which would have a negative impact on our business.

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

Our net income for the three months ended March 31, 2025 was $2.6 million, or $0.02 per share, compared to a net loss of $3.2 million, or $0.02 per share, for the same period in 2024.

Our net cash used in operating activities for the three months ended March 31, 2025 and March 31, 2024 was $8.9 million and $9.5 million, respectively. The decrease in net cash used in operating activities was primarily due to the net income for the three months ended March 31, 2025, compared to the net loss for the prior period in 2024, decreases in operating spend and stock-based compensation expenses, and changes in working capital, specifically accounts receivable due to timing of collections, prepaid assets due to the timing of payments, and accounts payable and accrued expenses, including payroll and employee related liabilities due to the timing of payments and reduced headcount.

Our net cash provided by investing activities for the three months ended March 31, 2025, and March 31, 2024 was $2.3 million, and $1.3 million, respectively. The increase in net cash provided by investing activities was primarily due to net maturities of short-term investments of $2.3 million for the three months ended March 31, 2025 compared to $1.3 million for the three months ended March 31, 2024.

Our net cash provided by financing activities for the three months ended March 31, 2025, and March 31, 2024 was $0.06 million, and $0.01 million, respectively.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock, product sales and debt financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2024 Annual Report on Form 10-K. There were no material changes to this information during the three months ended March 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed below, there are no material changes from the legal proceedings previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2024.

On August 4, 2023, the Company received a Notice Letter (the “Mylan August Notice”) from Mylan Pharmaceuticals Inc. (“Mylan”) advising that Mylan had submitted an abbreviated new drug application ("ANDA") to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Mylan’s ANDA for a generic version of CINVANTI”) in the U.S. prior to the expiration of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the “CINVANTI Patents”), which are listed in the Orange Book. The Mylan August Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of CINVANTI. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the U.S. District Court for the District of Delaware in response to the filing of Mylan’s ANDA for a generic version of CINVANTI. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. On November 9, 2023, the Company received an updated Notice Letter from Mylan advising that it had submitted an amendment to Mylan’s ANDA for a generic version of CINVANTI to include a Paragraph IV certification to the Company's recently listed U.S. Patent No. 11,744,800. On May 6, 2025, the Company announced that it entered into a settlement agreement with Mylan to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Mylan’s ANDA for a generic version of CINVANTI. Pursuant to the terms of the settlement agreement, the Company has granted Mylan a license under the Orange Book-listed patents for CINVANTI to market a generic version of CINVANTI in the United States beginning June 1, 2032, or earlier under certain customary circumstances. In connection with the settlement, the Company and Mylan will file a proposed Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On December 16, 2023, the Company received a Notice Letter (the “Mylan December Notice”) from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Mylan’s ANDA for a generic version of APONVIE”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 (the “APONVIE Patents”), which are listed in the Orange Book. The Mylan December Notice Letter alleges that the APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan’s ANDA for a generic version of APONVIE. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing an ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the APONVIE Patents. On January 26, 2024, the Court consolidated this litigation concerning Mylan’s ANDA for a generic version of APONVIE with the previously-filed litigation concerning Mylan’s ANDA for a generic version of CINVANTI. On May 6, 2025, the Company announced that it entered into a settlement agreement with Mylan to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Mylan’s ANDA for a generic version of APONVIE. Pursuant to the terms of the settlement agreement, the Company has granted Mylan a license under the Orange Book-listed patents for APONVIE to market a generic version of APONVIE in the United States beginning June 1, 2032, or earlier under certain customary circumstances. In connection with the settlement, the Company and Mylan will file a proposed Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On December 11, 2023, the Company received a Paragraph IV notice of certification (the “Slayback Notice”) from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. ("Azurity")) advising that Slayback had submitted an new drug application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of the U.S. Patent Nos. 12,115,254 and 12,115,255. The parties are currently entering into expert discovery. A four-day bench trial is currently scheduled for November 17, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our initial complaint for patent infringement, the FDA may not approve Slayback’s NDA until the earlier of June 12, 2026 or resolution of the litigation.

On February 28, 2025, Azurity, Azurity Pharma India LLP, and Slayback requested Post-Grant Review ("PGR") of U.S. Patent Nos. 12,115,254 and 12,115,255 in PGR2025-00035 and PGR2025-00036, respectively. On April 14, 2025, the Petitions were accorded a filing date. The Company’s Patent Owner Preliminary Response is due on July 14, 2025.

On February 7, 2025, the Company received a Notice Letter (the “Qilu Notice”) from Qilu Pharmaceutical (Hainan) Co., Ltd and Qilu Pharma, Inc. (“Qilu”) advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Qilu’s ANDA”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800, 12,115,254, and 12,115,255 (the “Noticed APONVIE Patents”), which are listed in the Orange Book, Qilu's ANDA alleges that the Noticed APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Qilu’s ANDA for a generic version of APONVIE. On March 21, 2025, the Company filed a complaint for patent infringement of the Noticed APONVIE Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu's ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Qilu from infringing the Noticed APONVIE Patents. The case is in its early stages and a trial has not yet been scheduled. The Company intends to vigorously enforce its intellectual property rights relating to APONVIE. As a result of filing our complaint for patent infringement, the FDA may not approve Qilu’s ANDA for a generic version of APONVIE until the earlier of August 7, 2027 or resolution of the litigation.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. "Risk Factors” in the 2024 Annual Report and in Part II, Item 1A. "Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2024 Annual Report.

Certain of the components used in the manufacture of our Products are, or might be, sourced from a single vendor, and the loss or disruption of this vendor could significantly harm our business.

Some of the critical materials and components used in manufacturing our Products are, or might be, sourced from single suppliers. An interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in these technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including severe weather, epidemics, pandemics, acts of war or terrorism, armed conflict, resource shortages, or geopolitical instability, including as a result of increased tariffs and changing regulations and policies that may disrupt global markets or escalate tensions between countries. Such adverse events could cause global supply chain interruptions that could increase our costs and, to the extent such interruptions impair our ability to have sufficient inventory, cause us to lose revenue or market share. We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the manufacturing of our Products. Establishing additional or replacement suppliers for certain raw materials in our proprietary polymers, if required, may not be accomplished quickly, or at all, and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement vendor and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process for our Products could require additional regulatory approval and result in operational delays.

Some of our suppliers may experience disruption to their respective supply chains due to the adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions, armed conflict or other factors, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products from third-party suppliers whose operations might be directly or indirectly affected by adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions, armed conflict or other factors (including, without limitation, adverse weather conditions, political instability, war, civil unrest, economic instability, outbreaks of disease, or other public health emergencies and the impact of any such U.S. or foreign government response and public fears regarding any of the foregoing). For example, the recent increase in retaliatory tariffs between the U.S. and certain countries, most notably China, has escalated geopolitical tensions and may significantly disrupt the global markets and supply chains. Further, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities and threatening the use of military force to gain control over Taiwan in certain circumstances. Similarly, the geopolitical conflicts in Russia and Ukraine and the Middle East remain unpredictable and could escalate into a broader armed conflict and additional economic sanctions or countermeasures by the affected countries or others, which could exacerbate market and economic instability. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the manufacture, development, testing and clinical study of our Products might be delayed or infeasible, which could significantly harm our business.

Changes in government policies, laws, and regulations and with respect to the government workforce may have a negative impact on our business and the markets in which we operate.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Similarly, operational changes at government agencies, including actions intended to reduce government spending at agencies that regulate significant parts of our business, such as the FDA and CMS, could have a significant impact on the implementation of laws and regulations that impact our business. For example, in April 2025, the U.S. administration conducted significant layoffs at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulate different product types under distinct rules and regulations and operate under different review processes and timelines for product approval. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. There is also a great degree of uncertainty related to the impact of recent U.S. Supreme Court decisions and executive orders on the FDA’s enforcement and decision-making authority. In February 2025, President Trump signed an executive order asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to the President’s supervision and control.

Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, U.S. trade policy under the new administration, including potential new or increased tariffs, along with changing trade policies in China, Mexico, the U.K., Canada, and parts of Europe, may impact global trade, create sourcing challenges with respect to raw materials and instruments and increase our costs, potentially harming our business. In April 2025, the U.S. administration imposed increased tariffs on all countries and individualized “reciprocal” higher tariffs on certain countries, most notably China, for which other countries responded by announcing retaliatory tariffs on U.S. imports. The tariff increases have significantly disrupted the global markets and may significantly escalate geopolitical tensions between the U.S. and other countries, especially China. Further, in April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. The extent of the impact of such tariffs and proposed regulations on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations.

Moreover, uncertainty with respect to legislation, regulation and government policy at the federal, state and local levels, including as a result of the change in administration, has introduced new and difficult-to-quantify macroeconomic and geopolitical risks with potentially far-reaching implications. With the change in the presidential administration, there are currently a number of laws and regulations in the U.S. that have recently been adopted but not yet implemented, have been proposed or are being considered to which we or our customers may become subject, including healthcare reform initiatives and potential spending and tax proposals, but at this time their impact on our business and results of operations remains uncertain. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the foregoing changes could increase our litigation and regulatory exposure, directly impact our results of operations and cash flows, adversely affect our ability to provide our products, or adversely impact the demand for our Products. Such changes may also impact our business by creating increased volatility and uncertainty in the markets in which we operate. At this time, we cannot predict the ultimate content, timing, or effect of these changes, including any legislative, regulatory and other actions under the new U.S. administration, or estimate the overall impact of any such changes on our business, results of operations and financial condition.

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

10.1

First Amendment to Working Capital Facility Agreement, dated as of February 13, 2025, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. (incorporated by reference to our Current Report on Form 8-K. as Exhibit 10.1, filed on February 20, 2025)

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

Heron Therapeutics, Inc.

Date: May 6, 2025	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(As Principal Executive Officer)

/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)