Form 10-Q
period 2025-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2025-08-08
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2025 was 153,291,798.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

In this Quarterly Report on Form 10-Q, all references to "Heron," the "Company," "we," "us," "our" and similar terms refer to Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF®, APONVIE®, CINVANTI®, SUSTOL®, and Biochronomer® are our trademarks, which are protected under applicable intellectual property laws and are the property of Heron. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks. We do not intend our use or display of other parties' trademarks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by the use of the words "anticipate," "assume," "believe," "could," "estimate," "expect," "intend," "may," "might," "project," "should," "will," "would," and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Forward-looking statements includes, but are not limited to, statements including:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution ("ZYNRELEF"), APONVIE® (aprepitant) injectable emulsion ("APONVIE"), CINVANTI® (aprepitant) injectable emulsion ("CINVANTI"), and SUSTOL® (granisetron) extended-release injection ("SUSTOL" and together with ZYNRELEF, APONVIE and CINVANTI, our "Products") in the United States ("U.S."), and our positioning relative to products that now or in the future compete with our Products or product candidates;
•
our estimates regarding the potential market opportunities for our Products and our product candidates, if approved, and our ability to capture the potential additional market opportunity from the expanded ZYNRELEF label approved in the U.S.;
•
our ability to establish and maintain successful commercial arrangements including our co-promotion agreement with CrossLink Network, LLC ("CrossLink Network");
•
the realization of anticipated benefits from our co-promotion agreement with CrossLink Network;
•
the timing and outcome of our pending patent litigations;
•
whether we are required to write-off any additional inventory in the future;
•
our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our Products and product candidates that receive regulatory approvals;
•
whether clinical trials of our Products and product candidates are indicative of the results in future clinical trials;
•
our ability to successfully launch our ZYNRELEF Vial Access Needle ("VAN") in the U.S.;
•
our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials, and our ability to submit for and obtain regulatory approval for product candidates in our anticipated timing, or at all;
•
the clinical utility of our Products and product candidates and their potential advantages compared to other treatments;
•
our competitors’ activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;
•
the safety and efficacy results of our clinical trials and other required studies for expansion of the indications for our Products and approval of our product candidates and the data to support such clinical trials, potential regulatory approval or further development of any of our Products or product candidates;
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
•
our ability to successfully develop and achieve regulatory approval for any product candidates utilizing our proprietary Biochronomer® drug delivery technology ("Biochronomer Technology");
•
our ability to establish key collaborations and vendor relationships for our Products and our product candidates;
•
our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•
our ability to establish and maintain arrangements for the manufacture of our Products and product candidates and the ability and sufficiency of our current manufacturing third-party partners to produce clinical and commercial quantities of our Products and product candidates without delays, supply constraints or changes in the regulatory or geopolitical environment;
•
the failure to renew, or the revocation of, any license or other required permits;
•
our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;
•
our ability to obtain and enforce intellectual property rights to protect our Products, our product candidates, our Biochronomer Technology and our other technology;
•
our ability to successfully defend ourselves against pending or threatened litigation or investigations, including unforeseen third-party infringement claims involving our Products and product candidates;
•
our inability or delay in achieving or sustaining profitability;
•
the impacts of global economic and political developments on our business and the financial market, including the impact of geopolitical conflicts and acts of war, terrorism and civil disorder, global pandemics and other public health emergencies, tariffs and other trade protection measures, changes to interest rates and inflationary pressure, natural and man-made disasters, and other sources of volatility, which could result in economic slowdowns or recessions and market disruptions and adversely affect our financial condition, results of operations and cash flows;
•
the impact of evolving legal and regulatory requirements and interpretations thereof, including legislative or executive actions, policy changes in governmental agencies and judicial decisions overturning or establishing new precedents;
•
changes in the industry we operate;
•
our ability to retain, attract and hire key personnel;
•
our estimates regarding our capital requirements;
•
our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities;
•
the cost and availability of capital and any restrictions imposed by lenders or creditors; and
•
the volatility and unpredictability of the stock market, credit market conditions and impact on the value of our common stock and our ability to access capital markets.

You should refer to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, (the "2024 Annual Report"), Quarterly reports on Form 10-Q and other reports for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and while we may elect to update these forward-looking statements in our future filings under the Exchange Act, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, and except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$16,516	$25,802
Short-term investments	24,117	33,481
Accounts receivable, net	79,931	78,881
Inventory, net	72,965	53,160
Prepaid expenses and other current assets	17,394	17,690
Total current assets	210,923	209,014
Property and equipment, net	13,683	14,863
Right-of-use lease assets	1,401	2,787
Other assets	6,083	6,483
Total assets	$232,090	$233,147
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,037	$11,709
Accrued clinical and manufacturing liabilities	17,135	25,402
Accrued payroll and employee liabilities	6,471	9,554
Notes payable, net	25,398	—
Convertible notes payable, net	149,806	—
Other accrued liabilities	46,215	41,755
Current lease liabilities	1,539	3,037
Total current liabilities	258,601	91,457
Non-current notes payable, net	—	25,026
Non-current convertible notes payable, net	—	149,700
Other non-current liabilities	747	615
Total liabilities	259,348	266,798
Stockholders' deficit:
Common stock	1,533	1,521
Additional paid-in capital	1,890,550	1,884,409
Accumulated other comprehensive (loss) income	(1)	13
Accumulated deficit	(1,919,340)	(1,919,594)
Total stockholders' deficit	(27,258)	(33,651)
Total liabilities and stockholders' deficit	$232,090	$233,147

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net product sales	$37,200	$36,024	$76,103	$70,694
Cost of product sales	9,857	10,518	18,314	18,962
Gross profit	27,343	25,506	57,789	51,732
Operating expenses:
Research and development	2,934	4,432	5,213	9,040
General and administrative	14,471	13,905	27,173	28,879
Sales and marketing	11,575	13,614	23,886	25,056
Total operating expenses	28,980	31,951	56,272	62,975
(Loss) income from operations	(1,637)	(6,445)	1,517	(11,243)
Other expense, net	(744)	(2,790)	(1,263)	(1,152)
Net (loss) income	(2,381)	(9,235)	254	(12,395)
Other comprehensive loss:
Unrealized loss on short-term investments	(2)	(2)	(14)	(21)
Comprehensive (loss) income	$(2,383)	$(9,237)	$240	$(12,416)
Basic net (loss) income per share	$(0.02)	$(0.06)	$0.00	$(0.08)
Diluted net (loss) income per share	$(0.02)	$(0.06)	$0.00	$(0.08)
Weighted average common shares outstanding, basic	154,020	152,305	153,804	151,900
Weighted average common shares outstanding, diluted	154,020	152,305	197,751	151,900

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders' Deficit

(Unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2024	152,128	$1,521	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under equity incentive plan	299	3	61	—	—	64
Stock-based compensation expense	—	—	2,511	—	—	2,511
Net income	—	—	—	—	2,635	2,635
Net unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Comprehensive income						2,623
Balance as of March 31, 2025 (unaudited)	152,427	1,524	1,886,981	1	(1,916,959)	(28,453)
Issuance of common stock under equity incentive plan	438	5	189	—	—	194
Issuance of common stock under the employee stock purchase plan	388	4	583	—	—	587
Stock-based compensation expense	—	—	2,797	—	—	2,797
Net loss	—	—	—	—	(2,381)	(2,381)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(2,383)
Balance as of June 30, 2025 (unaudited)	153,253	$1,533	$1,890,550	$(1)	$(1,919,340)	$(27,258)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' (Deficit)
Balance as of December 31, 2023	150,285	$1,503	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under equity incentive plan	93	1	10	—	—	11
Stock-based compensation expense	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	(3,160)	(3,160)
Net unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Comprehensive loss						(3,179)
Balance as of March 31, 2024 (unaudited)	150,378	1,504	1,873,910	(6)	(1,909,174)	(33,766)
Issuance of common stock under equity incentive plan	872	9	309	—	—	318
Issuance of common stock under the employee stock purchase plan	328	3	172	—	—	175
Stock-based compensation expense	—	—	4,570	—	—	4,570
Net loss	—	—	—	—	(9,235)	(9,235)
Net unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Comprehensive loss						(9,237)
Balance as of June 30, 2024 (unaudited)	151,578	$1,516	$1,878,961	$(8)	$(1,918,409)	$(37,940)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$254	$(12,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	5,308	7,945
Depreciation and amortization	1,162	1,330
Amortization of debt discount	311	180
Amortization of debt issuance costs	106	104
Accretion of discount on short-term investments	(520)	(1,211)
Retirement and impairment of property and equipment	—	3,441
Loss on disposal of property and equipment	95	—
Change in operating assets and liabilities:
Accounts receivable	(1,050)	(13,571)
Inventory	(19,805)	(754)
Prepaid expenses and other assets	698	67
Accounts payable	328	6,986
Accrued clinical and manufacturing liabilities	(8,083)	(4,605)
Accrued payroll and employee related liabilities	(3,083)	(2,139)
Other accrued expenses	4,541	502
Net cash used in operating activities	(19,738)	(14,120)
Investing activities:
Purchases of short-term investments	(32,087)	(65,100)
Maturities and sales of short-term investments	41,958	69,063
Purchases of property and equipment	(317)	(637)
Proceeds from sale of property and equipment	53	—
Net cash provided by investing activities	9,607	3,326
Financing activities:
Receipts for stock issued under the equity incentive plan	258	328
Proceeds from purchases under the employee stock purchase plan	587	175
Net cash provided by financing activities	845	503
Net decrease in cash and cash equivalents	(9,286)	(10,291)
Cash and cash equivalents at beginning of period	25,802	28,677
Cash and cash equivalents at end of period	$16,516	$18,386
Supplemental disclosure of cash flow information:
Interest paid	$2,412	$2,426

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

ZYNRELEF® (bupivacaine and meloxicam) extended-release solution ("ZYNRELEF") is approved in the United States ("U.S.") for the management of postoperative pain. APONVIE® (aprepitant) injectable emulsion ("APONVIE") is approved in the U.S. for the prevention of postoperative nausea and vomiting. CINVANTI® (aprepitant) injectable emulsion ("CINVANTI") and SUSTOL® (granisetron) extended-release injection ("SUSTOL") are both approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting.

Liquidity and Capital Resources

In accordance with Accounting Standards Codification ("ASC"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $40.6 million. Our $150 million aggregate principal amount of 1.5% senior convertible notes (the “1.5% senior convertible notes”) were set to mature in May 2026 and the working capital facility agreement, dated August 9, 2023, that we entered into with Hercules Capital, Inc. as administrative agent and collateral agent, and the lenders party thereto (the “Working Capital Facility Agreement” and the facility thereunder, the “Working Capital Facility”) was set to mature in May 2026 at the earliest, subject to available extensions. As of June 30, 2025, we lacked the cash, cash equivalents and short-term investments to pay the 1.5% senior convertible notes and Working Capital Facility Agreement upon maturity. On August 8, 2025, we entered into a second amendment to the Working Capital Facility Agreement (the “Credit Facility”) pursuant to which $110.0 million will be funded on the closing date, which is expected to be August 12, 2025.

Concurrently on the August 8, 2025, we entered into (i) a note purchase agreement with purchasers party thereto pursuant to which we issued and sold $35.0 million aggregate principal amount of 5.0% senior convertible notes due 2031, (ii) a securities purchase agreement with the purchasers party thereto pursuant to which we issued and sold 13,225,227 shares of common stock and 524,141 shares of Series A convertible preferred stock for aggregate gross proceeds of $29.7 million and (iii) an exchange agreement with the holders party thereto to convert $25.0 million of the 1.5% senior convertible notes into 16,666,666 shares of common stock and repay the remaining $125.0 million with borrowings under the Credit Facility (collectively, the “Concurrent Transactions” and together with the Credit Facility, the “Refinancing Transactions”). The Refinancing Transactions are expected to concurrently close on August 12, 2025.

The proceeds from the Refinancing Transactions were used to retire the 1.5% senior convertible notes and the Working Capital Facility, while also providing additional working capital to support our commercial and development initiatives.

As such, based on our current operating plan and projections, management believes that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements included in our 2024 Annual Report.

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

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying condensed consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive (loss) income and realized gains and losses included in other expense, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within other expense, net.

Our bank and investment accounts have been placed under a control agreement in accordance with our working capital facility agreement (see Note 8 - Long-Term Debt and Convertible Notes).

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

ZYNRELEF, APONVIE, CINVANTI and SUSTOL are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, "Customers") that resell to healthcare providers and hospitals, the end users of our Products.

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	As of June 30, 2025
Customer A	44.2%	43.9%	43.8%
Customer B	33.9%	33.5%	34.4%
Customer C	20.4%	21.2%	21.3%
Total	98.5%	98.6%	99.5%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable. As of June 30, 2025, and December 31, 2024, we do not have an allowance for credit losses.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (generally 5 years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. During the three and six months ended June 30, 2025, we incurred a loss on the write-off of property and equipment of $0.2 million, which was recorded to operating expense. During the three months ended June 30, 2024 we incurred a loss on the write-off of property and equipment of $3.1 million, of which $2.5 million relates to a project for which we had a one-time settlement gain contingency related to a legal dispute, during the three months ended March 31, 2024. This loss was recorded to other expense, net. The remaining loss was recorded to operating expense.

Leases

We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months are recorded as lease liabilities with corresponding right-of-use ("ROU") lease assets on the condensed consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have elected the practical expedient to not separate lease and non-lease components.

Revenue Recognition

Revenue is recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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
•
Group Purchasing Organization ("GPO") Discounts and Rebates—We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase product from our Customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are based on actual purchase levels during the quarterly rebate purchase period.
•
GPO Administrative Fees—We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPO's members.
•
Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state's guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within six months after the quarter in which the product was sold.
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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CINVANTI net product sales	$24,143	$24,927	$49,886	$50,544
SUSTOL net product sales	2,404	4,246	5,263	7,860
ZYNRELEF net product sales	8,189	5,831	16,230	10,844
APONVIE net product sales	2,464	1,020	4,724	1,446
Total net product sales	$37,200	$36,024	$76,103	$70,694

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2024	$3,791	$5,883	$27,745	$37,419
Provision	962	17,188	114,605	132,755
Payments/credits	(472)	(17,028)	(112,621)	(130,121)
Balance at June 30, 2025	$4,281	$6,043	$29,729	$40,053

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net (loss) income and comprehensive (loss) income for all periods presented.

Earnings per Share

The computations of the numerator (earnings or loss) and denominator (weighted-average number of common shares outstanding for the period, including pre-funded warrants) to calculate the basic and diluted earnings per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive (loss) income are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Basic:
Net (loss) income	$(2,381)	154,020	$(9,235)	152,305	$254	153,804	$(12,395)	151,900

(Loss) earnings per share, basic	$(0.02)		$(0.06)		$0.00		$(0.08)

Diluted:
Net (loss) income	$(2,381)	154,020	$(9,235)	152,305	$254	153,804	$(12,395)	151,900
Effect of dilutive securities:
Stock options outstanding	—	—	—	—	—	29,697	—	—
Restricted stock units outstanding	—	—	—	—	—	4,133	—	—
Warrants outstanding	—	—	—	—	—	298	—	—
Shares of common stock underlying convertible notes outstanding	—	—	—	—	—	9,819	—	—
Net (loss) income, diluted	$(2,381)	154,020	$(9,235)	152,305	$254	197,751	$(12,395)	151,900

(Loss) earnings per share, diluted	$(0.02)		$(0.06)		$0.00		$(0.08)

Because we incurred a net loss for the three months ended June 30, 2025 and the three and six months ended June 30, 2024, the following common stock equivalents were not included in the computation of earnings per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2025	2024
Stock options outstanding	29,697	27,445
Restricted stock units outstanding	4,133	1,642
Warrants outstanding	298	298
Shares of common stock underlying convertible notes outstanding	9,819	9,819

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the three and six months ended June 30, 2025 and 2024 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net (loss) income as reported on the consolidated statements of operations and comprehensive (loss) income . The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive (loss) income. The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and do not believe any will have a material impact on our condensed consolidated financial statements or related financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$13,954	$13,954	$—	$—
U.S. Treasury bills and government agency obligations	14,655	14,655	—	—
U.S. corporate debt securities	6,451	—	6,451	—
Foreign corporate debt securities	2,899	—	2,899	—
Foreign commercial paper	1,979	—	1,979	—
U.S. commercial paper	695	—	695	—
Total	$40,633	$28,609	$12,024	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,860	$23,860	$—	$—
U.S. Treasury bills and government agency obligations	14,868	14,868	—	—
U.S. corporate debt securities	13,644	—	13,644	—
Foreign corporate debt securities	5,913	—	5,913	—
Foreign commercial paper	998	—	998	—
Total	$59,283	$38,728	$20,555	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three and six months ended June 30, 2025 or 2024.

As of June 30, 2025, cash equivalents included $2.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $6.2 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $1.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $9.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2025 and December 31, 2024 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at June 30, 2025 and December 31, 2024 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$14,656	$—	$(1)	$14,655
U.S. corporate debt securities	4,969	1	—	4,970
Foreign corporate debt securities	1,817	1	—	1,818
U.S. commercial paper	696	—	(1)	695
Foreign commercial paper	1,980	—	(1)	1,979
Total	$24,118	$2	$(3)	$24,117

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$14,860	$8	$—	$14,868
U.S. corporate debt securities	11,699	3	—	11,702
Foreign corporate debt securities	5,911	2	—	5,913
Foreign commercial paper	998	—	—	998
Total	$33,468	$13	$—	$33,481

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2025 and 2024.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive (loss) income. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive (loss) income. We did not recognize any realized gains or losses during the three and six months ended June 30, 2025 and 2024.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$35,817	$19,733
Work in process	26,145	27,190
Finished goods	11,003	6,237
Total inventory	$72,965	$53,160

As of June 30, 2025, total inventory included $34.5 million related to CINVANTI, $31.7 million related to ZYNRELEF, $3.0 million related to SUSTOL and $3.8 million related to APONVIE. As of December 31, 2024, total inventory included $36.6 million related to CINVANTI, $11.8 million related to ZYNRELEF, $3.2 million related to SUSTOL and $1.6 million for APONVIE.

For the three and six months ended June 30, 2025, cost of product sales included charges of $0.5 million relating to reserves and write-offs of inventory. For the three and six months ended June 30, 2024, cost of product sales included charges of $1.6 million, relating to the write-off of inventory.

7. Leases

As of June 30, 2025, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space.

We have a short-term sublease agreement to sublet 9,882 square feet of office space in Cary, North Carolina, with a lease term that expires on August 31, 2025.

During the three and six months ended June 30, 2025, we recognized $0.8 million and $1.6 million of operating lease expense, respectively. During the three and six months ended June 30, 2025, we paid $0.8 million and $1.6 million, respectively, for our operating leases.

During the three and six months ended June 30, 2024, we recognized $0.7 million and $1.5 million of operating lease expense, respectively. During the three and six months ended June 30, 2024, we paid $0.8 million and $1.6 million, respectively, for our operating leases.

Annual future minimum lease payments as of June 30, 2025 are as follows (in thousands):

2025	$1,563
Less: discount	(24)
Total lease liabilities	$1,539

8. Long-Term Debt and Convertible Notes

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the "Working Capital Facility Agreement") with Hercules Capital, Inc., as administrative agent and collateral agent, and the lenders party thereto (the "Lenders"). The Working Capital Facility Agreement provides an aggregate principal amount of up to $50.0 million with tranched availability as follows: $25.0 million at closing ("tranche 1A"), $5.0 million available through December 15, 2024 ("tranche 1B"), and $20.0 million available from the earlier of: (1) the full draw of tranche 1B and (2) the expiration of tranche 1B, and available through December 15, 2025 ("tranche 1C"), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down. As of June 30, 2025, we have only drawn tranche 1A.

The Working Capital Facility Agreement has a term of four years, with a springing maturity date that is 91 days prior to the stated maturity of our Senior Convertible Notes (as defined and later amended below) (if still outstanding at such time). The loans thereunder do not have any scheduled amortization payments and accrue interest at a floating rate equal to, 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, under the terms of the Working Capital Facility Agreement, the loans also accrue paid-in-kind interest at a fixed-rate of 1.5% per annum which is due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lenders to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by the Lenders (the "Warrant Coverage"). The Working Capital Facility Agreement also requires that we issue additional warrants to the Lenders at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance.

The Working Capital Facility Agreement contains a minimum cash covenant, beginning on the closing date, requiring us to hold cash of no less than $8.5 million, if our market capitalization is less than $400.0 million. The Working Capital Facility Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Working Capital Facility Agreement as of June 30, 2025.

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

In connection with the Working Capital Facility Agreement, we recognized the initial Lender Warrants at their relative fair value of $0.4 million, and we incurred debt issuance costs of $0.6 million, both of which were recorded as debt discounts. The debt discounts and the end of term fee, of $0.8 million, are being amortized and accreted into interest expense using the effective interest rate method over the term of the Working Capital Facility Agreement. The effective interest rate as of June 30, 2025 is 13.8%.

For the three and six months ended June 30, 2025, interest expense related to the Working Capital Facility Agreement was $0.9 million and $1.8 million, respectively, which included $0.6 million and $1.3 million, respectively, related to the stated interest rate, $0.1 million and $0.2 million, respectively, related to paid-in-kind interest, and $0.2 million and $0.3 million, respectively, related to the amortization of the debt discounts and accretion of the end of term fee.

For the three and six months ended June 30, 2024, interest expense related to the Loan Agreement was $0.9 million and $1.8 million, respectively, which included $0.7 million and $1.3 million, respectively, related to the stated interest rate, $0.1 million and $0.2 million, respectively, related to paid-in-kind interest, and $0.1 million and $0.3 million, respectively, related to the amortization of the debt discounts.

As of June 30, 2025, the carrying value of tranche 1A was $25.4 million, which is comprised of the $25.0 million principal amount outstanding, $0.7 million of accumulated paid-in-kind interest, less debt discounts of $0.3 million. The end of term fee accreted as of June 30, 2025 of $0.5 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million in Senior Unsecured Convertible Notes (the "Senior Convertible Notes"). We received a total of $149.0 million, net of issuance costs, from the issuance of the Senior Convertible Notes.

The Senior Convertible Notes were issued at par. The Senior Convertible Notes bear interest at a rate of 1.5% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year. The Senior Convertible Notes mature on May 26, 2026, unless earlier converted, redeemed or repurchased.

The Senior Convertible Notes were subject to redemption at our option, between May 24, 2024 and May 24, 2025, but only if the last reported sale price per share of our common stock exceeded 250% of the conversion price for a specified period of time, or is subject to redemption at our option on or after May 24, 2025 if the last reported sale price per share of our common stock exceeds 200% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the Senior Convertible Notes to be redeemed, plus accrued and unpaid interest.

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

The Senior Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options ("ASC 470-20"), and ASC Subtopic 815-40, Contracts in Entity's Own Equity ("ASC 815-40"). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer's stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Senior Convertible Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the Senior Convertible Notes were recorded as a liability on the condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2025, interest expense related to the Senior Convertible Notes was $0.6 million and $1.2 million, respectively, which included $0.5 million and $1.1 million, respectively, related to the stated interest rate and $0.1 million and $0.1 million, respectively, related to the amortization of debt issuance costs.

For the three and six months ended June 30, 2024, interest expense related to the Senior Convertible Notes was $0.5 million and $1.1 million, respectively, which included $0.4 million and $1.0 million, respectively, related to the stated interest rate and $0.1 million and $0.1 million, respectively, related to the amortization of debt issuance costs.

As of June 30, 2025, the carrying value of the Senior Convertible Notes was $149.8 million, which is comprised of the $150.0 million principal amount of the Senior Convertible Notes outstanding, less debt issuance costs of $0.2 million.

August 2025 Refinancing

On August 8, 2025 (the “Closing Date”), we entered into the second amendment to the Working Capital Facility Agreement with Hercules Capital, Inc., as administrative agent, and the lenders party thereto (the “Credit Facility”). The Credit Facility (a) increases the aggregate principal amount of terms loans of up to $150.0 million plus accrued and unpaid paid-in-kind interest on the existing debt, with tranched availability as follows: $110.0 million plus accrued and unpaid paid-in-kind interest on the existing debt at closing (“tranche 1”), $20.0 million available through December 15, 2026 (“tranche 2”), and $20.0 million available from the earlier of: (i) the full draw of tranche 2 and (ii) September 30, 2027 (“tranche 3”), and in the case of tranches 2 and 3, subject to certain customary conditions to draw down, (b) extends the maturity date under the Loan Agreement to the earlier of (i) September 1, 2030 and (ii) to the extent that we issue convertible indebtedness, the date 180 days prior to the stated maturity thereof, (c) to adjust the interest rate to Prime (7.5% floor) plus 1.95% cash interest and 1.00% paid-in-kind interest and (d) to provide for payment of a 1.00% upfront facility charge and an end of term charge of up to 6.25%, depending on the end of term. The loans thereunder do not have any scheduled amortization payments.

Concurrently on the Closing Date, we entered into (i) a note purchase agreement with purchasers party thereto pursuant to which we issued and sold $35.0 million aggregate principal amount of 5.0% senior convertible notes due 2031, (ii) a securities purchase agreement with the purchasers party thereto pursuant to which we issued and sold 13,225,227 shares of common stock and 524,141 shares of Series A convertible preferred stock for aggregate gross proceeds of $29.7 million and (iii) an exchange agreement with the holders party thereto to convert $25.0 million of the 1.5% senior convertible notes into 16,666,666 shares of common stock and repay the remaining $125.0 million with borrowings under the Credit Facility (collectively, the “Concurrent Transactions” and together with the Credit Facility, the “Refinancing Transactions”).

The proceeds from the Refinancing Transactions were used to retire the 1.5% senior convertible notes and the Working Capital Facility, while also providing additional working capital to support our commercial and development initiatives.

9. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	26,082	$4.46	7.80
Granted	6,061	$1.85
Exercised	(278)	$1.47
Expired and forfeited	(2,168)	$10.31
Outstanding at June 30, 2025	29,697	$3.53	7.90

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.0%	0.0%
Volatility	80.1%	74.9%
Expected life (years)	6 to 10	6 to 10

The following table summarizes the restricted stock unit activity ("RSUs") for the six months ended June 30, 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	1,981	$2.35
Granted	2,807	$1.84
Released	(458)	$2.06
Expired and forfeited	(197)	$2.58
Outstanding at June 30, 2025	4,133	$1.97

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

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	For the Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.2%	5.4%
Dividend yield	0.0%	0.0%
Volatility	79.1%	83.6%
Expected life (months)	6	6

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$276	$553	$521	$1,254
General and administrative	1,825	2,060	3,396	3,938
Sales and marketing	696	1,957	1,391	2,753
Total stock-based compensation expense	$2,797	$4,570	$5,308	$7,945

As of June 30, 2025, there was $26.8 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of three years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2025.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our 2024 Annual Report, continue to be accurate for the three and six months ended June 30, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2024 Annual Report. Some information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the sections entitled "Forward-Looking Statements" and "Risk Factors" in our 2024 Annual Report, Quarterly Reports on Form 10-Q and other reports for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Introduction

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the consolidated financial statements and notes, included in this Quarterly Report on Form 10-Q to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business and operating expenses, as well as other matters that we believe are important to understanding our results of operations and financial condition and in anticipating future trends.
•
Critical Accounting Estimates. This section contains a discussion of the accounting estimates that require a significant level of estimation uncertainty, and changes in which are reasonably likely to have a material effect on our financial condition or results of operations. In addition, all of our significant accounting policies are summarized in Note 3—Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations and comprehensive loss by comparing the results for the three and six months ended June 30, 2025 and 2024.
•
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended June 30, 2025 and 2024, and a discussion of our outstanding commitments and contingencies that existed as of June 30, 2025.

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

ZYNRELEF was initially approved by the FDA in May 2021, and we commenced commercial sales in the U.S. in July 2021. In each of December 2021 and January 2024, the FDA approved an expansion of ZYNRELEF's indication. ZYNRELEF is approved for use in adults for postsurgical analgesia for up to 72 hours after soft tissue and orthopedic surgical procedures including foot and ankle, and other orthopedic surgical procedures in which direct exposure to articular cartilage is avoided. In September 2024, the FDA approved the prior approval supplement ("PAS") application for ZYNRELEF Vial Access Needle ("VAN"), which is replacing the current vented vial spike.

In March 2022, the Centers for Medicare and Medicaid Services ("CMS") approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department ("HOPD") setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress, which includes the Non-Opioids Prevent Addiction in the Nation (NOPAIN) Act which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings from January 1, 2025, through December 31, 2027.

APONVIE

APONVIE is the first and only intravenous formulation of a substance P/neurokinin-1 ("NK1") receptor antagonist indicated for postoperative nausea and vomiting ("PONV") in adults. Delivered via a single 30-second intravenous ("IV") injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

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

NK1 receptor antagonists are typically used in combination with 5-hydroxytryptamine ("5-HT3") receptor antagonists. The only other injectable NK1 receptor antagonist currently approved in the U.S. for both acute and delayed chemotherapy induced nausea and vomiting ("CINV"), EMEND® IV (fosaprepitant), contains polysorbate 80, a synthetic surfactant, which has been linked to hypersensitivity reactions, including anaphylaxis, and infusion site reactions. The CINVANTI formulation does not contain polysorbate 80 or any other synthetic surfactant. Our CINVANTI data has demonstrated the bioequivalence of CINVANTI to EMEND IV, supporting its efficacy for the prevention of both acute and delayed nausea and vomiting associated with HEC and nausea and vomiting associated with MEC. Results also showed CINVANTI was better tolerated in healthy volunteers than EMEND IV, with significantly fewer adverse events reported with CINVANTI.

CINVANTI was approved by the FDA in November 2017, and we commenced commercial sales in the U.S. in January 2018.

SUSTOL

SUSTOL is the first extended-release 5-HT3 receptor antagonist approved for the prevention of acute and delayed nausea and vomiting associated with both MEC and anthracycline and cyclophosphamide ("AC") combination chemotherapy regimens. A standard of care in the treatment of breast cancer and other cancer types, AC regimens are among the most commonly prescribed HEC regimens, as defined by both the National Comprehensive Cancer Network ("NCCN") and the American Society of Clinical Oncology ("ASCO").

SUSTOL is indicated in combination with other antiemetics in adults for the prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of MEC or AC combination chemotherapy regimens. SUSTOL is an extended-release, injectable 5-HT3 receptor antagonist that utilizes our Biochronomer Technology to maintain therapeutic levels of granisetron for ≥5 days. The SUSTOL global Phase 3 development program was comprised of two, large, guideline-based clinical studies that evaluated SUSTOL's efficacy and safety in more than 2,000 patients with cancer. SUSTOL's efficacy in preventing nausea and vomiting was evaluated in both the acute phase (0–24 hours following chemotherapy) and the delayed phase (24–120 hours following chemotherapy).

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

Material Trends and Developments

There are no material changes to our material trends and developments disclosures included in our 2024 Annual Report during the three and six months ended June 30, 2025.

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

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, and stock-based compensation. There are no material changes to our critical accounting estimates disclosures included in our 2024 Annual Report, during the three and six months ended June 30, 2025.

Recent Accounting Pronouncements

See Note 3 - Accounting Policies - Recent Accounting Pronouncements to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Net product sales	$37,200		$36,024		$76,103		$70,694
Cost of product sales	9,857	26.5%	10,518	29.2%	18,314	24.1%	18,962	26.8%
Gross profit	$27,343		$25,506		$57,789		$51,732

Operating expenses:
Research and development	2,934	7.9%	4,432	12.3%	5,213	6.8%	9,040	12.8%
General and administrative	14,471	38.9%	13,905	38.6%	27,173	35.7%	28,879	40.9%
Sales and marketing	11,575	31.1%	13,614	37.8%	23,886	31.4%	25,056	35.4%
(Loss) income from operations	$(1,637)	(4.4%)	$(6,445)	(17.9%)	$1,517	2.0%	$(11,243)	(15.9%)

Net Product Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acute Care Net Product Sales	$10,653	$6,851	$20,954	$12,290
Oncology Net Product Sales	26,547	29,173	55,149	58,404
Total Net Product Sales	$37,200	$36,024	$76,103	$70,694

Total acute care net product sales increased 55.5% or $3.8 million during the three months ended June 30, 2025, as compared to the comparable period in 2024.

Total acute care net product sales increased 70.5% or $8.7 million during the six months ended June 30, 2025, as compared to the comparable period in 2024.

These increases were primarily attributable to an increase in the units sold as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total oncology net product sales decreased 9.0% or $2.6 million during the three months ended June 30, 2025, as compared to the comparable period in 2024.

Total oncology net product sales decreased 5.6% or $3.3 million during the six months ended June 30, 2025, as compared to the comparable period in 2024.

These decreases were primarily attributable to market competition from branded products and generics. The competition and decreases in oncology net product sales are expected to continue for the foreseeable future.

Cost of Product Sales and Gross Profit

Cost of product sales decreased by 6.3% or $0.7 million during the three months ended June 30, 2025, as compared to the comparable period in 2024 and as a percentage of sales decreased 2.7% during the same period.

Cost of product sales decreased by 3.4% or $0.6 million during the six months ended June 30, 2025, as compared to the comparable period in 2024 and as a percentage of sales decreased by 2.8% during the same period.

Gross profit for the three months ended June 30, 2025 was 73.5%, compared to 70.8% for the comparable period ended June 30, 2024.

Gross profit for the six months ended June 30, 2025 was 75.9%, compared to 73.2% for the comparable period ended June 30, 2024.

The increase in gross profit with a corresponding decrease in cost of product sales for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is due to an increase in units sold, at a higher cost per unit due to supplier mix, offset by lower inventory reserves and write-offs.

Research and Development Expense

Reclassification of Certain Expenses

The table of research and development expense below for the three and six months ended June 30, 2024 reflect reclassification of certain expenses amongst products to align with the Company's presentation for the three and six months ended June 30, 2025 as a result of further review of the nature of the expenses. This presentation results in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ZYNRELEF-related costs	$1,099	$1,982	$1,917	$2,630
SUSTOL-related costs	75	173	75	259
CINVANTI-related costs	302	401	302	862
APONVIE-related costs	1	40	1	239
Personnel costs and other expenses	1,181	1,283	2,397	3,796
Stock-based compensation expense	276	553	521	1,254
Total research and development expense	$2,934	$4,432	$5,213	$9,040

Research and development expense decreased by $1.5 million or 33.8%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease in costs is primarily attributable to $1.2 million more of write-off of property and equipment in 2024 than in 2025, and a decrease in personnel and related expenses of $0.3 million due to terminations.

Research and development expense decreased by $3.8 million or 42.3%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease in costs is primarily attributable to $1.2 million more of write-off of property and equipment in 2024 than in 2025, and a decrease in personnel and related expenses of $2.0 million due to terminations.

General and Administrative Expense

General and administrative expense increased by $0.6 million or 4.1%, during the three months ended June 30, 2025 compared to the same period in 2024. The increase in costs is primarily attributable to $0.3 million increase in personnel and related expenses due to net new hires and a $0.4 million increase in contract services due to timing. These increases were offset by a decrease of $0.2 million in legal expenses due to timing of litigation.

General and administrative expense decreased by $1.7 million or 5.9%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease in costs is primarily attributable to a $1.6 million decrease in personnel and related costs due to terminations.

Sales and Marketing Expense

Sales and marketing expense decreased by $2.0 million or 15.0%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to a decrease in personnel and related expenses of $2.1 million as a result of terminations and a one-time stock compensation expense in 2024, which did not reoccur in 2025. The decrease is offset by an increase in marketing costs of $0.2 million, primarily related to ZYNRELEF.

Sales and marketing expense decreased by $1.2 million or 4.7%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to a $1.9 million decrease in personnel and related costs as a result of terminations and a one-time stock compensation expense in 2024, which did not reoccur in 2025. The decrease is offset by an increase in marketing costs of $0.6 million, primarily related to ZYNRELEF.

Other Expense, Net

For the three months ended June 30, 2025, other expense, net was $0.7 million, compared to $2.8 million, for the same period in 2024. The decrease in expense is related to a one-time settlement in 2024 which did not reoccur in 2025.

For the six months ended June 30, 2025, other expense, net, was $1.3 million compared to $1.2 million for the same period in 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $40.6 million. Our net loss for the three months ended June 30, 2025 was $2.4 million, or $0.02 per share, compared to a net loss of $9.2 million, or $0.06 per share, for the same period in 2024. Our net income for the six months ended June 30, 2025 was $0.3 million, or nil per share, compared to a net loss of $12.4 million, or $0.08 per share for the same period in 2024. We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion as of June 30, 2025. From our inception through June 30, 2025, we have financed our growth and operations, including technology and product research and development, primarily through the issuance of common stock, convertible notes and warrants, product sales and debt financings.

Future Funding Requirements

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $40.6 million. Subsequent to entering into the closing of the Refinancing Transactions, and based on our current operating plan and projections, management believes that our cash, cash equivalents, and short-term investments, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

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

Cash Flows

The net change in cash and cash equivalents consisted of the following:

Our net cash used in operating activities for the six months ended June 30, 2025 and June 30, 2024 was $19.7 million and $14.1 million, respectively. The increase in net cash used in operating activities of $5.6 million or 39.8%, was primarily attributable to payments for inventory, offset by a decrease in net loss for the six months ended June 30, 2025 compared to the same period in 2024.

Our net cash provided by investing activities for the six months ended June 30, 2025, and June 30, 2024 was $9.6 million, and $3.3 million, respectively. The increase in net cash provided by investing activities of $6.3 million or approximately two-fold, was primarily attributable to net maturities of short-term investments of $9.9 million for the six months ended June 30, 2025 compared to $4.0 million for the three months ended June 30, 2024.

Our net cash provided by financing activities for the six months ended June 30, 2025, and June 30, 2024 was $0.8 million, and $0.5 million, respectively.

Material Cash Requirements

There are no material changes to our material cash requirements disclosures included in our 2024 Annual Report during the three and six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our 2024 Annual Report. There are no material changes to the quantitative and qualitative disclosures included in our 2024 Annual Report during the three and six months ended June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of such time.

Limitations on Effectiveness of Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed below, there are no material changes from the legal proceedings previously disclosed in our 2024 Annual Report during the three and six months ended June 30, 2025.

On August 4, 2023, the Company received a Notice Letter (the "Mylan August Notice") from Mylan Pharmaceuticals Inc. ("Mylan") advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI ("Mylan's ANDA for a generic version of CINVANTI") in the U.S. prior to the expiration of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the "CINVANTI Patents"), which are listed in the Orange Book. The Mylan August Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan's ANDA for a generic version of CINVANTI. On September 15, 2023, the Company filed a complaint for patent infringement of the CINVANTI Patents against Mylan in the U.S. District Court for the District of Delaware in response to the filing of Mylan's ANDA for a generic version of CINVANTI. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the CINVANTI Patents. On November 9, 2023, the Company received an updated Notice Letter from Mylan advising that it had submitted an amendment to Mylan's ANDA for a generic version of CINVANTI to include a Paragraph IV certification to the Company's recently listed U.S. Patent No. 11,744,800. On May 6, 2025, the Company announced that it entered into a settlement agreement with Mylan to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Mylan's ANDA for a generic version of CINVANTI. Pursuant to the terms of the settlement agreement, the Company has granted Mylan a license under the Orange Book-listed patents for CINVANTI to market a generic version of CINVANTI in the U.S. beginning June 1, 2032, or earlier under certain customary circumstances. In connection with the settlement, on May 6, 2025, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On December 16, 2023, the Company received a Notice Letter (the "Mylan December Notice") from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. ("Mylan's ANDA for a generic version of APONVIE") prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 (the "APONVIE Patents"), which are listed in the Orange Book. The Mylan December Notice Letter alleges that the APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Mylan's ANDA for a generic version of APONVIE. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing an ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Mylan from infringing the APONVIE Patents. On January 26, 2024, the Court consolidated this litigation concerning Mylan's ANDA for a generic version of APONVIE with the previously-filed litigation concerning Mylan's ANDA for a generic version of CINVANTI. On May 6, 2025, the Company announced that it entered into a settlement agreement with Mylan to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Mylan's ANDA for a generic version of APONVIE. Pursuant to the terms of the settlement agreement, the Company has granted Mylan a license under the Orange Book-listed patents for APONVIE to market a generic version of APONVIE in the U.S. beginning June 1, 2032, or earlier under certain customary circumstances. In connection with the settlement, on May 6, 2025, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On December 11, 2023, the Company received a Paragraph IV notice of certification (the "Slayback Notice") from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. ("Azurity")) advising that Slayback had submitted an new drug application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. ("Slayback's NDA") prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback's NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback's NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback's motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of the U.S. Patent Nos. 12,115,254 and 12,115,255. On May 23, 2025, the Company filed an amended complaint against Slayback, Azurity, and related entities adding an allegation of patent infringement of U.S. Patent No. 12,290,520. The parties are currently in expert discovery. A four-day bench trial is currently scheduled for November 17, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our initial complaint for patent infringement, the FDA may not approve Slayback's NDA until the earlier of June 12, 2026 or resolution of the litigation.

On February 28, 2025, Azurity, Azurity Pharma India LLP, and Slayback requested Post-Grant Review ("PGR") of U.S. Patent Nos. 12,115,254 and 12,115,255 in PGR2025-00035 and PGR2025-00036, respectively. On April 14, 2025, the Petitions were accorded a filing date. On June 16, 2025, the Company filed a brief requesting discretionary denial in the petitions in PGR2025-00035 and PGR2025-00036. The briefing was completed on July 16, 2025, and the Company is awaiting a decision. On July 14, 2025, the Company filed its Patent Owner Preliminary Response.

On February 7, 2025, the Company received a Notice Letter (the "Qilu Notice") from Qilu Pharmaceutical (Hainan) Co., Ltd and Qilu Pharma, Inc. ("Qilu") advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. ("Qilu's ANDA") prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800, 12,115,254, and 12,115,255 (the "Noticed APONVIE Patents"), which are listed in the Orange Book, Qilu's ANDA alleges that the Noticed APONVIE Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Qilu's ANDA for a generic version of APONVIE. On March 21, 2025, the Company filed a complaint for patent infringement of the Noticed APONVIE Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu's ANDA for a generic version of APONVIE. The complaint seeks, among other relief, equitable relief enjoining Qilu from infringing the Noticed APONVIE Patents.

On June 11, 2025, the Company received a Notice Letter (the "Qilu CINVANTI Notice") from Qilu Pharmaceutical (Hainan) Co., Ltd and Qilu Pharma, Inc. ("Qilu") advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. ("Qilu's CINVANTI ANDA") prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800; 12,115,254; 12,115,255; and 12,290,520 (the "Noticed CINVANTI Patents"), which are listed in the Orange Book for CINVANTI. Qilu's CINVANTI ANDA alleges that the Noticed CINVANTI Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Qilu's CINVANTI ANDA. On July 3, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu's CINVANTI ANDA. The complaint seeks, among other relief, equitable relief enjoining Qilu from infringing the Noticed CINVANTI Patents.

On July 15, 2025, the Qilu CINVANTI and APONVIE litigations were consolidated. A five-day bench trial is currently scheduled for November 16, 2026. The case is in its early stages and a trial has not yet been scheduled. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI and APONVIE. As a result of filing our complaint for patent infringement, the FDA may not approve Qilu's ANDA for a generic version of APONVIE until the earlier of August 7, 2027 or resolution of the litigation, and the FDA may not approve Qilu's ANDA for a generic version of CINVANTI until the earlier of December 11, 2027 or resolution of the litigation.

ITEM 1A. RISK FACTORS

Investing in our common stock involves risks. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information described below, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. "Risk Factors" in our 2024 Annual Report, Quarterly Reports on Form 10-Q, and other reports, including our financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information contained in the section entitled "Forward-Looking Statements." The occurrence of any of the events or developments described below could adversely our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Other than the factors described below, there are no material changes to the risk factors described in the 2024 Annual Report.

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

Some of our suppliers may experience disruption to their respective supply chains due to the adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions, armed conflict, regulatory and policy changes or other factors, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain critical materials and components used in manufacturing our Products from third-party suppliers whose operations might be directly or indirectly affected by adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions and political instability, armed conflict, regulatory or policy changes, adverse weather conditions and public fears regarding any of the foregoing. For example, the recent increase in retaliatory tariffs between the U.S. and certain countries, most notably China, has escalated geopolitical tensions and may significantly disrupt the global markets and supply chains. Further, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities and threatening the use of military force to gain control over Taiwan in certain circumstances. Similarly, the geopolitical conflicts in Russia and Ukraine and the Middle East remain unpredictable and could escalate into a broader armed conflict and additional economic sanctions or countermeasures by the affected countries or others, which could exacerbate market and economic instability. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the manufacture, development, testing and clinical study of our Products might be delayed or infeasible, which could significantly harm our business.

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

For example, the recent layoffs and reorganizations at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the "HHS"), the Centers for Disease Control and Prevention and the National Institutes of Health, are expected to impact the FDA's ability to review and approve new medicines and conduct necessary inspections. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. There is also a great degree of uncertainty related to the impact of recent U.S. Supreme Court decisions and executive orders on the enforcement and decision-making authority of regulatory agencies, including those in the FDA, which may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and subject significant regulatory actions by the agencies to presidential supervision and control.

Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, significant changes to U.S. trade policy, including potential new or increased tariffs, along with countermeasures by China, Mexico, the U.K., Canada, and parts of Europe, may impact global trade, create sourcing challenges with respect to raw materials and instruments and increase our costs, potentially harming our business. The U.S. has recently imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted and may continue to disrupt the global markets and escalate geopolitical tensions between the U.S. and other countries. The extent of the impact of such tariffs and proposed regulations on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations. Further, the U.S. may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. For example, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry.

Moreover, uncertainty with respect to legislation, regulation and government policy at the federal, state and local levels, has introduced new and difficult-to-quantify macroeconomic and geopolitical risks with potentially far-reaching implications. There are currently a number of laws and regulations in the U.S. that have recently been adopted but not yet implemented, have been proposed or are being considered to which we or our customers may become subject, including healthcare reform initiatives and potential spending and tax proposals, but at this time their impact on our business and results of operations remains uncertain. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. Any of the foregoing changes could increase our litigation and regulatory exposure, directly impact our results of operations and cash flows, adversely affect our ability to provide our products, or adversely impact the demand for our Products. Such changes may also impact our business by creating increased volatility and uncertainty in the markets in which we operate. At this time, we cannot predict the ultimate content, timing, or effect of these changes, including any legislative, regulatory and other actions under the new U.S. administration, or estimate the overall impact of any such changes on our business, results of operations and financial condition.

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

In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, reducing the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the "PPACA") has resulted in sweeping changes to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA's health insurance marketplace ("Marketplace") over the next few years. The ACA premium tax credits will expire at the end of 2025, which is expected to result in an additional loss of coverage for approximately 24 million people currently enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs.

The SUPPORT Act of 2018 established policies to encourage the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Due to the SUPPORT Act, Medicare pays separately for certain non-opioid pain management drugs in ambulatory surgical centers ("ASC") but not in the hospital outpatient setting ("OPPS"). However, under the Consolidated Appropriations Act of 2023, the prior payment policy was replaced by a new three-year period of separate payment for non-opioid pain relief products in the OPPS and ASC settings for 2025 through 2027. As of January 1, 2025, Medicare has implemented this new payment methodology, which remains in effect through December 31, 2027. For 2025, ZYNRELEF is included in this new policy, effective April 1, which means continued separate Medicare payment in the OPPS and ASC settings. While this change may improve access to ZYNRELEF, it may also lead to greater competition.

The American Rescue Plan Act of 2021 removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. The Infrastructure Investment and Jobs Act of 2021 also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program became effective on January 1, 2023. Neither of these pieces of legislation have had a material impact on the Company, through December 31, 2024.

Further, the Inflation Reduction Act of 2022 ("IRA"), includes various provisions intended to address drug-pricing issues, which requires manufacturers to engage in the drug price negotiation program with Medicare (beginning in 2026) or face steep penalties if they don’t agree to provide their drug at the government-set price subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; establishes an out-of-pocket maximum for beneficiaries in Part D; and replaces the Part D coverage gap discount program with a new discounting program. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections.

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

We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on drug prices, which may affect prices of our Products in the future. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our Products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Economic pressure on state budgets have resulted in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. For example, individual states in the U.S. have become increasingly active in implementing regulations through state Pharmacy Drug Review Boards designed to contain drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. In addition, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, may result in lower prices for our Products.

Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our Products and product candidates.

While we cannot predict the impact of such legislative or regulatory changes on our business, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

Changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.

The tax regimes to which we are subject or under which we operate may be subject to significant change. There is uncertainty regarding future legislative and regulatory changes and policies related to matters such as taxation and importation, and any such proposed or enacted regulations by the current or a future U.S. administration, Congress, or taxing authorities in other jurisdictions could materially affect our tax obligations and operating results.

For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. The One Big Beautiful Bill Act ("OBBBA") reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirement. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities. If the relevant tax authorities assess additional taxes on us, this could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no new Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended June 30, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1+*	Amendment No. 3 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and CrossLink Network, LLC

10.2+*	Amendment No. 4 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and CrossLink Network, LLC

10.3+†	Management Retention Agreement, dated April 28, 2025, by and between the Company and Mark Hensley

10.4+*	Amendment No. 5 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and CrossLink Network, LLC

31.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

+ Filed herewith

++ Furnished herewith

* Certain information has been omitted from the exhibit in compliance with Item 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

† Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heron Therapeutics, Inc.

Date: August 8, 2025	By:	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)