Form 10-Q
period 2025-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2025-11-04
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 30, 2025 was 183,362,522.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Forward-looking statements include, but are not limited to, statements including:

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
•
our ability to establish and maintain successful commercial arrangements, including our co-promotion agreement with CrossLink Network, LLC ("CrossLink Network");
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

You should refer to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, (the "2024 Annual Report"), Quarterly reports on Form 10-Q and other reports for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and while we may elect to update these forward-looking statements in our future filings under the Exchange Act, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$43,068	$25,802
Short-term investments	12,419	33,481
Accounts receivable, net	81,047	78,881
Inventory, net	70,025	53,160
Prepaid expenses and other current assets	22,841	17,690
Total current assets	229,400	209,014
Property and equipment, net	12,960	14,863
Right-of-use lease assets	708	2,787
Other assets	5,882	6,483
Total assets	$248,950	$233,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,017	$11,709
Accrued clinical and manufacturing liabilities	19,663	25,402
Accrued payroll and employee liabilities	8,748	9,554
Other accrued liabilities	48,500	41,755
Current lease liabilities	780	3,037
Total current liabilities	89,708	91,457
Non-current notes payable, net	107,487	25,026
Non-current convertible notes payable, net	32,176	149,700
Other non-current liabilities	4,694	615
Total liabilities	234,065	266,798
Stockholders' equity (deficit):
Common stock	1,833	1,521
Series A convertible preferred stock	7,862	—
Additional paid-in capital	1,942,025	1,884,409
Accumulated other comprehensive loss	—	13
Accumulated deficit	(1,936,835)	(1,919,594)
Total stockholders' equity (deficit)	14,885	(33,651)
Total liabilities and stockholders' equity (deficit)	$248,950	$233,147

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net product sales	$38,213	$32,810	$114,316	$103,504
Cost of product sales	11,914	9,458	30,228	28,420
Gross profit	26,299	23,352	84,088	75,084
Operating expenses:
Research and development	3,470	4,465	8,683	13,505
General and administrative	13,980	12,373	41,153	41,252
Sales and marketing	12,942	10,972	36,828	36,028
Total operating expenses	30,392	27,810	86,664	90,785
Loss from operations	(4,093)	(4,458)	(2,576)	(15,701)
Loss on debt extinguishment	(11,339)	—	(11,339)	—
Other expense, net	(2,063)	(390)	(3,326)	(1,542)
Net loss	(17,495)	(4,848)	(17,241)	(17,243)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	1	48	(13)	27
Comprehensive loss	$(17,494)	$(4,800)	$(17,254)	$(17,216)
Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.11)	$(0.11)
Weighted average common shares outstanding, basic and diluted	170,348	152,830	159,524	152,213

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2024	152,128	$1,521	—	$—	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under equity incentive plan	299	3	—	—	61	—	—	64
Stock-based compensation expense	—	—	—	—	2,511	—	—	2,511
Net income	—	—	—	—	—	—	2,635	2,635
Net unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Comprehensive income								2,623
Balance as of March 31, 2025 (unaudited)	152,427	1,524	—	—	1,886,981	1	(1,916,959)	(28,453)
Issuance of common stock under equity incentive plan	438	5	—	—	189	—	—	194
Issuance of common stock under the employee stock purchase plan	388	4	—	—	583	—	—	587
Stock-based compensation expense	—	—	—	—	2,797	—	—	2,797
Net loss	—	—	—	—	—	—	(2,381)	(2,381)
Net unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Comprehensive loss								(2,383)
Balance as of June 30, 2025 (unaudited)	153,253	1,533	—	—	1,890,550	(1)	(1,919,340)	(27,258)
Issuance of common stock under equity incentive plan	179	1	—	—	(52)	—	—	(51)
Issuance of common stock in settlement of 2026 Convertible Notes	16,667	167	—	—	30,500	—	—	30,667
Issuance of common stock in a private placement equity offering	13,225	132	—	—	18,175	—	—	18,307
Issuance of Series A convertible preferred stock in a private placement equity offering	—	—	524	7,862	—	—	—	7,862
Stock-based compensation expense	—	—	—	—	2,852	—	—	2,852
Net loss	—	—	—	—	—	—	(17,495)	(17,495)
Net unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Comprehensive loss								(17,494)
Balance as of September 30, 2025 (unaudited)	183,324	$1,833	524	$7,862	$1,942,025	$-	$(1,936,835)	$14,885

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' (Deficit)
Balance as of December 31, 2023	150,285	$1,503	—	$—	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under equity incentive plan	93	1	—	—	10	—	—	11
Stock-based compensation expense	—	—	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	—	—	(3,160)	(3,160)
Net unrealized loss on short-term investments	—	—	—	—	—	(19)	—	(19)
Comprehensive loss								(3,179)
Balance as of March 31, 2024 (unaudited)	150,378	1,504	—	—	1,873,910	(6)	(1,909,174)	(33,766)
Issuance of common stock under equity incentive plan	872	9	—	—	309	—	—	318
Issuance of common stock under the employee stock purchase plan	328	3	—	—	172	—	—	175
Stock-based compensation expense	—	—	—	—	4,570	—	—	4,570
Net loss	—	—	—	—	—	—	(9,235)	(9,235)
Net unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Comprehensive loss								(9,237)
Balance as of June 30, 2024 (unaudited)	151,578	1,516	—	—	1,878,961	(8)	(1,918,409)	(37,940)
Issuance of common stock under equity incentive plan	124	1	—	—	12	—	—	13
Stock-based compensation expense	—	—	—	—	2,722	—	—	2,722
Net loss	—	—	—	—	—	—	(4,848)	(4,848)
Net unrealized gain on short-term investments	—	—	—	—	—	48	—	48
Comprehensive loss								(4,800)
Balance as of September 30, 2024 (unaudited)	151,702	$1,517	—	$—	$1,881,695	$40	$(1,923,257)	$(40,005)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(17,241)	$(17,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,160	10,667
Depreciation and amortization	1,777	1,911
Amortization of debt discount	505	504
Amortization of debt issuance costs	108	157
Accretion of discount on short-term investments	(650)	(1,754)
Retirement and impairment of property and equipment	409	4,269
Loss on extinguishment of debt	11,339	—
Change in operating assets and liabilities:
Accounts receivable	(2,166)	(6,902)
Inventory	(16,865)	(3,840)
Prepaid expenses and other assets	(4,550)	(3,769)
Accounts payable	308	6,948
Accrued clinical and manufacturing liabilities	(5,787)	208
Accrued payroll and employee related liabilities	(806)	(693)
Other accrued expenses	7,052	(1,212)
Net cash used in operating activities	(18,407)	(10,749)
Investing activities:
Purchases of short-term investments	(38,214)	(90,745)
Maturities and sales of short-term investments	59,914	99,109
Purchases of property and equipment	(317)	(1,068)
Proceeds from sale of property and equipment	82	—
Net cash provided by investing activities	21,465	7,296
Financing activities:
Proceeds from the sale of common stock	19,838	—
Cash paid for issuance costs of stock	(1,531)	—
Proceeds from sale of Series A convertible preferred stock	7,862	—
Cash paid for 2026 Convertible Notes extinguishment	(125,000)	—
Cash paid for notes payable extinguishment	(25,000)	—
Proceeds from 2031 Convertible Notes issuance	33,250	—
Cash paid for 2031 Convertible Notes debt issuance costs	(1,386)	—
Proceeds from notes payable issuance	108,787	—
Cash paid for notes payable debt issuance cost	(3,406)	—
Proceeds from purchases under the employee stock purchase plan	587	175
Receipts for stock issued under the equity incentive plan	207	342
Net cash provided by financing activities	14,208	517
Net increase (decrease) in cash and cash equivalents	17,266	(2,936)
Cash and cash equivalents at beginning of period	25,802	28,677
Cash and cash equivalents at end of period	$43,068	$25,741
Supplemental disclosure of cash flow information:
Interest paid	$3,862	$3,088

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $55.5 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements included in our 2024 Annual Report.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, stock-based compensation and accounting for debt and equity transactions. Actual results could differ materially from those estimates.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	As of September 30, 2025
Customer A	38.8%	42.2%	40.6%
Customer B	33.6%	33.5%	33.4%
Customer C	25.8%	22.8%	25.5%
Total	98.2%	98.5%	99.5%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable. As of September 30, 2025, and December 31, 2024, we do not have an allowance for credit losses.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (generally 5 years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. During the three and nine months ended September 30, 2025, we incurred a loss on the write-off of property and equipment of $0.3 million and $0.5 million, respectively, which was recorded to operating expense. During the three and nine months ended September 30, 2024 we incurred a loss on the write-off of property and equipment of $0.8 million and $4.3 million, respectively. Of the $4.3 million for the nine months ended September 30, 2024, $2.5 million was recorded to other expense, net and the remaining loss was recorded to operating expense.

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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CINVANTI net product sales	$23,955	$22,662	$73,841	$73,205
SUSTOL net product sales	1,911	2,763	7,175	10,623
ZYNRELEF net product sales	9,313	6,245	25,542	17,089
APONVIE net product sales	3,034	1,140	7,758	2,587
Total net product sales	$38,213	$32,810	$114,316	$103,504

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2024	$3,791	$5,883	$27,745	$37,419
Provision	1,544	25,949	170,019	197,512
Payments/credits	(842)	(25,264)	(167,462)	(193,568)
Balance at September 30, 2025	$4,493	$6,568	$30,302	$41,363

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

Because we have incurred a net loss for the three and nine months ended September 30, 2025 and 2024, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2025	2024
Stock options outstanding	28,888	26,156
Restricted stock units outstanding	4,014	1,547
Warrants outstanding	298	298
Shares of common stock underlying convertible notes outstanding	19,444	9,819
Series A Preferred Stock convertible to common shares	5,241	—

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the three and nine months ended September 30, 2025 and 2024 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net loss as reported on the consolidated statements of operations and comprehensive loss. The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive loss. The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU No. 2024-04, Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), to improve the consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversions and Other Options. We early adopted the provisions of ASU 2024-04 in the three months ended September 30, 2025 and concluded that the settlement of the 2026 Convertible Notes did not represent an induced conversion. Refer to Note 8 - Long-Term Debt and Convertible Notes for evaluation of the accounting of the transaction.

Recently Issued Accounting Standards Not Yet Adopted

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$36,397	$36,397	$—	$—
U.S. Treasury bills and government agency obligations	6,732	6,732	—	—
U.S. corporate debt securities	5,018	—	5,018	—
Foreign commercial paper	6,551	—	6,551	—
U.S. commercial paper	789	—	789	—
Total	$55,487	$43,129	$12,358	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,860	$23,860	$—	$—
U.S. Treasury bills and government agency obligations	14,868	14,868	—	—
U.S. corporate debt securities	13,644	—	13,644	—
Foreign corporate debt securities	5,913	—	5,913	—
Foreign commercial paper	998	—	998	—
Total	$59,283	$38,728	$20,555	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three and nine months ended September 30, 2025 or 2024.

As of September 30, 2025, cash equivalents included $16.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $5.3 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $1.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $9.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2025 and December 31, 2024 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at September 30, 2025 and December 31, 2024 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$3,742	$—	$—	$3,742
U.S. corporate debt securities	4,519	—	—	4,519
U.S. commercial paper	789	—	—	789
Foreign commercial paper	3,369	—	—	3,369
Total	$12,419	$—	$—	$12,419

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills and government agency obligations	$14,860	$8	$—	$14,868
U.S. corporate debt securities	11,699	3	—	11,702
Foreign corporate debt securities	5,911	2	—	5,913
Foreign commercial paper	998	—	—	998
Total	$33,468	$13	$—	$33,481

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2025 and 2024.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2025 and 2024.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$32,785	$19,733
Work in process	26,343	27,190
Finished goods	10,897	6,237
Total inventory	$70,025	$53,160

	September 30, 2025	December 31, 2024
CINVANTI	$30,434	$36,484
SUSTOL	1,477	3,206
APONVIE	5,427	1,626
ZYNRELEF	32,687	11,844
Total inventory	$70,025	$53,160

For the three and nine months ended September 30, 2025, cost of product sales included charges of $2.2 million and $2.7 million, respectively relating to reserves and write-offs of inventory. For the three and nine months ended September 30, 2024, cost of product sales included charges of $0.8 million and $2.4 million, respectively, relating to reserves and write-offs of inventory.

7. Leases

As of September 30, 2025, we had an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, with a lease term that expires on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applies only with respect to our remaining 28,275 square feet of laboratory and office space. In August 2025, we entered into a lease agreement for 16,837 square feet of office space in Cary, North Carolina, with the lease term expected to commence no later than May 25, 2026 (“lease commencement date”) and expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice. As the lease commencement date has not yet occurred, no right-of-use asset or lease liability has been recognized in the accompanying condensed consolidated financial statements. We provided the landlord with a letter of credit for $0.2 million, which is included within cash and cash equivalents in the condensed consolidate balance sheet.

During the three and nine months ended September 30, 2025, we recognized $0.8 million and $2.3 million of operating lease expense, respectively. During the three and nine months ended September 30, 2025, we paid $0.8 million and $2.4 million, respectively, for our operating leases.

During the three and nine months ended September 30, 2024, we recognized $0.7 million and $2.2 million of operating lease expense, respectively. During the three and nine months ended September 30, 2024, we paid $0.8 million and $2.4 million, respectively, for our operating leases.

Annual future minimum lease payments as of September 30, 2025 are as follows (in thousands):

2025	$785
Less: discount	(5)
Total lease liabilities	$780

8. Long-Term Debt and Convertible Notes

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the "Initial Working Capital Facility Agreement") with Hercules Capital, Inc., as administrative agent, collateral agent, and lender (the “Lender”). The Initial Working Capital Facility Agreement provided for an aggregate principal amount of up to $50.0 million with tranched availability as follows: (i) $25.0 million at closing on August 9, 2023 ("tranche 1A"), (ii) $5.0 million available through December 15, 2024 ("tranche 1B") and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 1B and (b) the expiration of tranche 1B, and available through December 15, 2025 ("tranche 1C"), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down.

The Initial Working Capital Facility Agreement had a term of four years, with a springing maturity date that was 91 days prior to the stated maturity of our 2026 Convertible Notes (as defined below), if still outstanding at such time. The loans thereunder did not have any scheduled amortization payments and accrued interest at a floating rate equal to 9.95% per annum, payable in cash on a monthly basis and upon maturity or payoff. In addition, any loans under the Initial Working Capital Facility Agreement also accrued paid-in-kind interest at a fixed rate of 1.5% per annum which was due upon maturity or payoff.

In addition, in connection with the tranche 1A funding, we issued warrants to the Lender to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by the Lender (the "Warrant Coverage"). The Initial Working Capital Facility Agreement also required that we issue additional warrants to the Lender at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance. The Lender Warrant issued in conjunction with the tranche 1A funding remains outstanding at September 30, 2025.

On February 13, 2025, we entered into an amendment to the Initial Working Capital Facility Agreement (the “First Amendment to the Working Capital Facility Agreement”) to extend the maturity date to the earlier of (a) September 1, 2027 and (b) to the extent that any of the 2026 Convertible Notes remain outstanding on such date, (i) May 12, 2026 or (ii) in the event that the maturity date of any 2026 Convertible Notes is extended, prior to May 12, 2026, to August 11, 2026, or later, the date that is 91 days prior to the maturity date of such further extended 2026 Convertible Notes.

On August 8, 2025, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement (the “Second Amendment to the Working Capital Facility Agreement”). The Second Amendment to the Working Capital Facility Agreement (i) provides for an aggregate principal amount of up to $150.0 million plus the accrued and unpaid paid-in-kind interest on the existing debt under the Initial Working Capital Facility Agreement at closing on August 12, 2025, (ii) extends the maturity date under the First Amendment to the Working Capital Facility Agreement to September 1, 2030, (iii) adjusts the interest rate to Prime, with a 7.5% floor, plus 1.95%, (iv) adjusts the paid-in-kind interest rate to 1.0% per annum, which is due upon maturity or payoff, (iv) provides for payment of a 1.0% upfront facility charge and an end of term charge of up to 6.25% of principal drawn. The loans under the Second Amendment to the Working Capital Facility Agreement do not have any scheduled amortization payments. The approximately $150.0 million aggregate principal has tranched availability as follows: (i) $110.0 million plus capitalized paid-in-kind interest of approximately $0.8 million on August 12, 2025 (“tranche 1”), (ii) $20.0 million available through December 15, 2026 (“tranche 2”) and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 2 and (b) September 30, 2027 (“tranche 3”), and in the case of tranches 2 and 3, subject to certain customary conditions to draw down.

The Second Amendment to the Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. The Second Amendment to the Working Capital Facility Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Second Amendment to the Working Capital Facility Agreement as of September 30, 2025. The Initial Working Capital Facility Agreement, together with the First Amendment to the Working Capital Facility Agreement and the Second Amendment to the Working Capital Facility Agreement are referred to as the “Working Capital Facility Agreement”.

The Second Amendment to the Working Capital Facility Agreement was accounted for in accordance with ASC Topic 470, Debt. Amendments are assessed by management to determine appropriate treatment as troubled debt restructurings, extinguishments or modifications. The Second Amendment to the Working Capital Facility Agreement qualifies as a debt extinguishment and issuance of a new debt instrument. We recorded a loss on extinguishment during the quarter ended September 30, 2025, of $5.5 million, equal to the carrying value of the Second Amendment to the Working Capital Facility Agreement less the carrying value of the First Working Capital Facility Agreement on August 12, 2025 of $0.3 million, the facility charge of $1.1 million paid to the lenders, the remaining Initial Working Capital Facility Agreement end of term fee of $0.2 million and the present value of Second Amendment to the Working Capital Facility Agreement end of term fee of $3.9 million. The Initial Working Capital Facility Agreement end of term fee is payable on September 1, 2027. The remaining Second Amendment to the Working Capital Facility Agreement end of term fee will be accreted to interest expense over the term of the agreement using the effective interest rate method.

The tranche 1 funding under the Second Amendment to the Working Capital Facility Agreement of $110.0 million plus the accrued and unpaid paid-in-kind interest of $0.7 million from the Initial Working Capital Facility Agreement are accounted for as debt and was recorded as a liability on the condensed consolidated balance sheets. In addition, the additional borrowings available under the Second Amendment to the Working Capital Facility Agreement are accounted for as a single freestanding financial instrument that are not assets or obligations of ours and will be accounted for when and if we borrow additional tranches in the future.

In connection with the Second Amendment to the Working Capital Facility Agreement, we incurred debt issuance costs of $3.5 million, which was recorded as a debt discount. The debt discount is being amortized into interest expense using the effective interest rate method over the term of the Second Amendment to the Working Capital Facility Agreement. The effective interest rate as of September 30, 2025 is 11.6%.

For the three and nine months ended September 30, 2025, interest expense related to the Working Capital Facility Agreement was $2.2 million and $4.0 million, respectively, which included $1.7 million and $3.0 million, respectively, related to the stated interest rate, $0.2 million and $0.4 million, respectively, related to paid-in-kind interest, and $0.2 million and $0.6 million, respectively, related to the amortization of the debt discounts and accretion of the end of term fee.

For the three and nine months ended September 30, 2024, interest expense related to the Working Capital Facility Agreement was $0.9 million and $2.7 million, respectively, which included $0.6 million and $1.9 million, respectively, related to the stated interest rate, $0.1 million and $0.3 million, respectively, related to paid-in-kind interest, and $0.2 million and $0.5 million, respectively, related to the amortization of the debt discounts.

As of September 30, 2025, the carrying value of the Working Capital Facility Agreement was $107.5 million, which is comprised of the $110.8 million principal amount outstanding, $0.1 million of accumulated paid-in-kind interest, less debt discounts of $3.4 million. The end of term fee accreted as of September 30, 2025, of $4.7 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

2026 Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million aggregate principal amount of senior unsecured convertible notes due 2026 (the “2026 Convertible Notes”). We received a total of $149.0 million, net of issuance costs, from the issuance of the 2026 Convertible Notes.

The 2026 Convertible Notes bear interest at a rate of 1.5% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year with a maturity date of May 26, 2026, unless earlier converted, redeemed or repurchased.

The 2026 Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), and ASC Subtopic 815-40, Contracts in Entity's Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer's stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the 2026 Convertible Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the 2026 Convertible Notes were recorded as a liability on the condensed consolidated balance sheets.

We incurred issuance costs related to the 2026 Convertible Notes of $1.0 million, which we recorded as debt issuance costs and were included as a reduction to the 2026 Convertible Notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the 2026 Convertible Notes, resulting in an effective interest rate of 1.6%.

On August 8, 2025, we entered into an exchange agreement pursuant to which $150.0 million aggregate principal amount of the 2026 Convertible Notes outstanding were exchanged for (i) 16,666,666 shares of common stock for an aggregate principal amount of $25.0 million of the 2026 Convertible Notes and (ii) the remaining $125.0 million plus accrued and unpaid interest under the 2026 Convertible Notes paid in cash, and which closed on August 12, 2025. As of September 30, 2025, no 2026 Convertible Notes remain outstanding.

The exchange agreement was accounted for in accordance with ASC 470-20, after the adoption of ASU 2024-04, whereby we concluded that the exchange did not qualify as an induced conversion. Thus, we accounted for the exchange as a debt extinguishment. We recorded a loss on extinguishment during the quarter ended September 30, 2025 of $5.8 million, which was equal to the carrying value of the 2026 Convertible Notes less the fair value of the consideration offered in the exchange. The fair value of the consideration offered in the exchange was determined to be $125.0 million for the cash consideration and $30.7 million for the common shares offered. The fair value of the common stock exchanged was determined using the closing price of the common stock on August 7, 2025.

For the three and nine months ended September 30, 2025, interest expense related to the 2026 Convertible Notes was $0.4 million and $1.6 million, respectively, which included $0.4 million and $1.5 million, respectively, related to the stated interest rate and nil and $0.1 million, respectively, related to the amortization of debt issuance costs.

For the three and nine months ended September 30, 2024, interest expense related to the 2026 Convertible Notes was $0.6 million and $1.8 million, respectively, which included $0.5 million and $1.6 million, respectively, related to the stated interest rate and $0.1 million and $0.2 million, respectively, related to the amortization of debt issuance costs.

2031 Senior Unsecured Convertible Notes

On August 8, 2025, we entered into a note purchase agreement with a fund affiliated with Rubric Capital Management LP, for a private placement of $35.0 million aggregate principal amount of senior unsecured convertible notes due 2031 (the “2031 Convertible Notes”), which closed on August 12, 2025. We received a total of $31.9 million, net of issuance costs and original issuance discount, from the issuance of the 2031 Convertible Notes.

The 2031 Convertible Notes were issued at par. The 2031 Convertible Notes bear interest at a rate of 5.0% per annum, payable in cash semi-annually in arrears on March 1 and September 1 of each year, or at a rate of 7.0% per annum for paid-in-kind interest prior to September 1, 2026. The 2031 Convertible Notes mature on March 1, 2031, unless earlier converted, redeemed or repurchased.

The 2031 Convertible Notes are subject to redemption at our option, after September 1, 2026, but only if the last reported sale price per share of our common stock exceeds 200% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2031 Convertible Notes to be redeemed, plus accrued and unpaid interest.

The 2031 Convertible Notes can be settled in either shares of common stock, cash or a combination of cash and shares of common stock based on the conversion rate in effect on the date of conversion. The initial conversion rate for the 2031 Convertible Notes is 555.5556 shares per $1,000 principal amount of the 2031 Convertible Notes (equivalent to an initial conversion price of $1.80 per share of common stock), subject to certain adjustments.

If a holder of the 2031 Convertible Notes converts upon a make-whole fundamental change or Company redemption, the holder may be eligible to receive a make-whole premium through an increase to the conversion rate.

The 19,444,444 shares of common stock issuable upon the conversion, at the option of the holder, of the 2031 Convertible Notes, which includes the maximum number of shares of common stock issuable under the make-whole premium, are registered for resale pursuant to a registration statement filed with and declared effective by the SEC in September 2025.

At a special meeting of stockholders held on October 13, 2025, the Company’s stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of shares of common stock in connection with the conversion of the 2031 Convertible Notes, which could, under certain circumstances that may occur in the future, exceed 19.99% of the number of shares of the common stock issued and outstanding prior to such issuance.

The 2031 Convertible Notes were accounted for in accordance with ASC 470-20 and ASC 815-40. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer's stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the 2031 Convertible Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the 2031 Convertible Notes were recorded as a liability on the condensed consolidated balance sheets.

We incurred issuance costs related to the 2031 Convertible Notes of $1.4 million, which we recorded as debt issuance costs and are included as a reduction to the 2031 Convertible Notes on the condensed consolidated balance sheets. We also incurred an original issuance discount of $1.75 million, which we recorded as a reduction to the 2031 Convertible Notes on the condensed consolidated balance sheets. The debt issuance costs and original issuance discount are being amortized to interest expense using the effective interest rate method over the term of the 2031 Convertible Notes, resulting in an effective interest rate of 7.16%.

For the three and nine months ended September 30, 2025, interest expense related to the 2031 Convertible Notes was $0.3 million, respectively, which included $0.3 million, related to paid-in-kind interest and nil, related to the amortization of debt issuance costs.

As of September 30, 2025, the carrying value of the 2031 Convertible Notes was $32.2 million, which is comprised of the $35.0 million principal amount of the 2031 Convertible Notes outstanding, $0.3 million of accumulated paid-in-kind interest, less debt issuance costs of $3.1 million.

9. Private Placement Equity Offering

On August 8, 2025, we entered into a securities purchase agreement with the purchasers, for a private placement of (i) 13,225,227 shares of common stock at a purchase price of $1.50 per share and (ii) 524,141 shares of Series A convertible preferred stock, which would automatically convert upon stockholder approval into 5,241,410 shares of common stock, at a conversion price of $1.50 per share (stated value of $15.00 per share) for aggregate gross proceeds of $27.7 million, and which closed on August 12, 2025. In connection with the private placement equity offering, we incurred issuance costs of $1.5 million. The Series A convertible preferred stock is convertible to common stock at a ratio of ten shares of common stock for each share of Series A convertible preferred stock and has a par value of $0.01. The Series A convertible preferred stock ranks senior to common stock with respect to dividend rights and rights on the distribution of assets in an event of liquidation. The Series A convertible preferred stockholders have no voting rights and are entitled to receive dividends on an as converted basis in the same form as dividends granted to holders of common stock. Upon a liquidation, the proceeds available for distribution would be paid pari passu among the holders of shares of common stock and Series A convertible preferred stock, pro rata based on the number of shares held by each such holder and on an as converted basis.

The 13,225,227 shares of common stock and 5,241,410 shares of common stock issuable upon automatic conversion of the Series A convertible preferred stock are registered for resale pursuant to a registration statement filed with and declared effective by the SEC in September 2025.

At a special meeting of stockholders held on October 13, 2025, the Company’s stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of shares of common stock in connection with the conversion of the Series A convertible preferred stock, which could, under certain circumstances that may occur in the future, exceed 19.99% of the number of shares of the common stock issued and outstanding prior to such issuance.

We evaluated the terms of the Series A convertible preferred stock under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and ASC 815-40 and recorded the Series A convertible preferred stock in stockholders’ equity in the condensed consolidated balance sheets.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	26,082	$4.46	7.80
Granted	6,244	$1.84
Exercised	(287)	$1.46
Expired and forfeited	(3,151)	$12.65
Outstanding at September 30, 2025	28,888	$3.03	7.91

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.2%	3.7%
Dividend yield	0.0%	0.0%
Volatility	80.1%	79.8%
Expected life (years)	6 to 10	6 to 10

The following table summarizes the restricted stock unit activity ("RSUs") for the nine months ended September 30, 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	1,981	$2.35
Granted	2,896	$1.82
Released	(663)	$1.95
Expired and forfeited	(200)	$2.57
Outstanding at September 30, 2025	4,014	$1.94

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

	For the Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.2%	5.4%
Dividend yield	0.0%	0.0%
Volatility	79.1%	83.6%
Expected life (months)	6	6

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$277	$361	$797	$1,615
General and administrative	1,918	1,671	5,315	5,609
Sales and marketing	657	690	2,048	3,443
Total stock-based compensation expense	$2,852	$2,722	$8,160	$10,667

As of September 30, 2025, there was $24.4 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of two years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2025.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our 2024 Annual Report, continue to be accurate for the three and nine months ended September 30, 2025.

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
•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations and comprehensive loss by comparing the results for the three and nine months ended September 30, 2025 and 2024.
•
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended September 30, 2025 and 2024, and a discussion of our outstanding commitments and contingencies that existed as of September 30, 2025.

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

In March 2022, the Centers for Medicare and Medicaid Services ("CMS") approved a 3-year transitional pass-through status of ZYNRELEF, which became effective on April 1, 2022 and expired March 31, 2025, for separate reimbursement outside of the surgical bundle payment in the Hospital Outpatient Department ("HOPD") setting of care. In addition, in December 2022, H.R. 2617, the omnibus spending bill was approved by Congress, which includes the Non-Opioids Prevent Addiction in the Nation ("NOPAIN") Act which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings from April 1, 2025, through December 31, 2027.

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

Recent Events

On August 8, 2025, we entered into the Second Amendment to the Working Capital Facility Agreement with Hercules Capital, Inc., as administrative agent, collateral agent and lender, which among other things, (i) provides for an aggregate principal amount of up to $150.0 million plus the accrued and unpaid paid-in-kind interest on the existing debt under the Initial Working Capital Facility Agreement, which was funded on August 12, 2025 (the “Closing Date”) and (ii) extends the maturity date of the Working Capital Facility Agreement to September 1, 2030. See Note 8 - Long-Term Debt and Convertible Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Concurrently on the Closing Date, we (i) issued and sold $35.0 million aggregate principal amount of 2031 Convertible Notes in a private placement pursuant to a note purchase agreement entered with a fund affiliated with Rubric Capital Management LP, for which we received a total of $31.9 million, net of issuance costs and original issuance discount, (ii) issued and sold 13,225,227 shares of common stock at a purchase price of $1.50 per share and 524,141 shares of Series A convertible preferred stock, which would automatically convert upon stockholder approval into 5,241,410 shares of common stock, at a conversion price of $1.50 per share (stated value of $15.00 per share) for aggregate gross proceeds of $27.7 million, (iii) exchanged all $150.0 million aggregate principal amount of the 2026 Convertible Notes outstanding for 16,666,666 shares of common stock for an aggregate principal amount of $25.0 million of the 2026 Convertible Notes and paid the remaining $125.0 million plus accrued and unpaid interest under the 2026 Convertible Notes in cash. At a special meeting of stockholders held on October 13, 2025, the Company’s stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of shares of common stock in connection with the conversion, at the option of the holders, of the 2031 Convertible Notes and the Series A convertible preferred stock.

Material Trends and Developments

We intend to wind down commercialization of SUSTOL over the next 12 months while we evaluate potential product updates. Subject to development progress, manufacturing readiness, and regulatory feedback, we may consider reintroducing SUSTOL as early as late 2027. During the wind down, we’ll continue to support customers and manage inventory responsibly, and we expect one time transition costs, which we’ll quantify as plans are finalized.

There are no other material changes to our material trends and developments disclosures included in our 2024 Annual Report during the three and nine months ended September 30, 2025.

Contractual Obligations and Commitments

Purchase Obligations

Framework Agreement

On August 6, 2025, we entered into a Framework Agreement (the “Framework Agreement”) with Patheon Austria GmbH & Co KG (“Patheon”) and Thermo Fisher Scientific Inc. (solely for purposes as specified therein). Under the Framework Agreement, Patheon will manufacture and supply specific quantities of certain products, continue to perform certain ongoing stability studies related to such products and provide warehousing services, subject to the terms of a manufacturing and supply agreement previously entered into by us and Patheon, as amended by the amendments set forth in the Framework Agreement. We are required to purchase certain quantities of such products through December 31, 2026, but our monthly payment for such products may be reduced for unreleased products or non-conforming products if the products are not released by specified release dates. The Framework Agreement was effective on August 6, 2025 and will be in effect through and terminate automatically on December 31, 2026, other than with respect to any ongoing project addendums for stability studies entered into prior to December 31, 2026.

Lease Obligations

We have entered into two operating leases for laboratory and office space. Our laboratory and office space in San Diego, California, a portion of which has been subleased to a third party, has a lease term that expires on December 31, 2025. Our one five-year option to renew this lease on expiration applies only with respect to the portion of the premise that has not been subleased. The lease for office space in Cary, North Carolina is expected to commence no later than May 25, 2026 and expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice. As the lease commencement date has not yet occurred, no right-of-use asset or lease liability has been recognized in the accompanying condensed consolidated financial statements. We provided the landlord with a letter of credit for $0.2 million, which is included within cash and cash equivalents in the condensed consolidate balance sheet.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, stock-based compensation and accounting for debt and equity transactions. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, and stock-based compensation. There are no material changes to our critical accounting estimates disclosures included in our 2024 Annual Report, during the three and nine months ended September 30, 2025.

Recent Accounting Pronouncements

See Note 3 - Accounting Policies - Recent Accounting Pronouncements to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Net product sales	$38,213		$32,810		$114,316		$103,504
Cost of product sales	11,914	31.2%	9,458	28.8%	30,228	26.4%	28,420	27.5%
Gross profit	$26,299		$23,352		$84,088		$75,084

Operating expenses:
Research and development	3,470	9.1%	4,465	13.6%	8,683	7.6%	13,505	13.0%
General and administrative	13,980	36.6%	12,373	37.7%	41,153	36.0%	41,252	39.9%
Sales and marketing	12,942	33.9%	10,972	33.4%	36,828	32.2%	36,028	34.8%
Loss from operations	$(4,093)	(9.7%)	$(4,458)	(13.6%)	$(2,576)	(1.9%)	$(15,701)	(15.2%)

Net Product Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acute Care Net Product Sales	$12,347	$7,385	$33,300	$19,676
Oncology Net Product Sales	25,866	25,425	81,016	83,828
Total Net Product Sales	$38,213	$32,810	$114,316	$103,504

Total acute care net product sales increased 67.2% or $4.9 million during the three months ended September 30, 2025, as compared to the comparable period in 2024.

Total acute care net product sales increased 69.2% or $13.6 million during the nine months ended September 30, 2025, as compared to the comparable period in 2024.

These increases were primarily attributable to an increase in the units sold as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total oncology net product sales increased 1.7% or $0.4 million during the three months ended September 30, 2025, as compared to the comparable period in 2024.

The increase was primarily attributable to an increase in units sold, offset by an increase in discounts, rebates and administrative fees.

Total oncology net product sales decreased 3.4% or $2.8 million during the nine months ended September 30, 2025, as compared to the comparable period in 2024.

The decrease was primarily attributable to market competition from branded products and generics. The competition and decreases in oncology net product sales are expected to continue for the foreseeable future.

Cost of Product Sales and Gross Profit

Cost of product sales increased by 26.0% or $2.5 million during the three months ended September 30, 2025, as compared to the comparable period in 2024 and as a percentage of sales increased 2.4% during the same period.

Cost of product sales increased by 6.4% or $1.8 million during the nine months ended September 30, 2025, as compared to the comparable period in 2024 and as a percentage of sales decreased by 1.1% during the same period.

Gross profit for the three months ended September 30, 2025 was 68.8%, compared to 71.2% for the comparable period ended September 30, 2024.

Gross profit for the nine months ended September 30, 2025 was 73.6%, compared to 72.5% for the comparable period ended September 30, 2024.

The increase in cost of product sales for the three months ended September 30, 2025, as compared to the same period ended September 30, 2024, is primarily attributable to an increase of $1.4 million of inventory reserves and write-offs recorded and an increase of $1.3 million in the cost of units sold, primarily due to supplier mix.

The increase in cost of product sales for the nine months ended September 30, 2025, as compared to the same period ended September 30, 2024, is primarily attributable to an increase in units sold combined with a lower cost per unit due to supplier mix.

Research and Development Expense

Reclassification of Certain Expenses

The table of research and development expense below for the three and nine months ended September 30, 2024 reflect reclassification of certain expenses amongst products to align with the Company's presentation for the three and nine months ended September 30, 2025 as a result of further review of the nature of the expenses. This presentation results in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ZYNRELEF-related costs	$1,944	$2,426	$3,861	$5,056
SUSTOL-related costs	—	53	75	312
CINVANTI-related costs	—	319	302	1,180
APONVIE-related costs	—	157	1	396
Personnel costs and other expenses	1,249	1,149	3,647	4,946
Stock-based compensation expense	277	361	797	1,615
Total research and development expense	$3,470	$4,465	$8,683	$13,505

Research and development expense decreased by $1.0 million or 22.3%, during the three months ended September 30, 2025 compared to the same period in 2024. The decrease in costs is primarily attributable to a $0.8 million decrease in contract services due to timing and a $0.4 million decrease in write-offs of property and equipment.

Research and development expense decreased by $4.8 million or 35.7%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in costs is primarily attributable to a $2.0 million decrease in personnel and related expenses due to terminations, a decrease of $1.6 million in write-offs of property and equipment and other assets and a decrease of $0.9 million in contract services due to timing.

General and Administrative Expense

General and administrative expense increased by $1.6 million or 13.0%, during the three months ended September 30, 2025 compared to the same period in 2024. The increase in costs is primarily attributable to $0.8 million increase in personnel and related expenses due to net new hires and a $0.5 million increase in contract services due to timing.

General and administrative expense decreased by $0.1 million or 0.2%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in costs is primarily attributable to a $0.7 million decrease in legal expense due to timing of litigation, a $0.6 million decrease in personnel and related costs due to terminations. These decreases were partially offset by an increase of $1.1 million in contract services due to timing.

Sales and Marketing Expense

Sales and marketing expense increased by $2.0 million or 18.0%, during the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily attributable to an increase in marketing costs of $1.5 million, primarily related to ZYNRELEF and a $0.3 million increase in personnel and related expenses due to net new hires.

Sales and marketing expense increased by $0.8 million or 2.2%, during the nine months ended September 30, 2025 compared to the same period in 2024. The increase is primarily attributable to a $2.2 million increase in marketing costs, primarily related to

ZYNRELEF, partially offset by a decrease in personnel and related costs of $1.6 million as a result of a one-time stock compensation expense in 2024, which did not reoccur in 2025.

Other Expense, Net

For the three months ended September 30, 2025, other expense, net was $13.4 million, compared to $0.4 million, for the same period in 2024. The increase in expense is related to the loss on debt extinguishment of $11.3 million and an increase in interest expense as a result of the debt refinancing completed in 2025.

For the nine months ended September 30, 2025, other expense, net, was $14.7 million compared to $1.5 million for the same period in 2024. The increase in expense is related to the loss on debt extinguishment of $11.3 million, an increase in interest expense as a result of the debt refinancing completed in 2025, and a decrease in interest income as a result of a decreasing interest rates.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $55.5 million. Our net loss for the three months ended September 30, 2025 was $17.5 million, or $0.10 per share, compared to a net loss of $4.8 million, or $0.03 per share, for the same period in 2024. Our net loss for the nine months ended September 30, 2025 was $17.2 million, or $0.11 per share, compared to a net loss of $17.2 million, or $0.11 per share, for the same period in 2024. We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion as of September 30, 2025. From our inception through September 30, 2025, we have financed our growth and operations, including technology and product research and development, primarily through the issuance of common stock, convertible notes and warrants, product sales and debt financings. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

Future Funding Requirements

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

Cash Flows

The net change in cash and cash equivalents consisted of the following:

Our net cash used in operating activities for the nine months ended September 30, 2025 and September 30, 2024 was $18.4 million and $10.7 million, respectively. The increase in net cash used in operating activities of $7.7 million or 71.2%, was primarily attributable to payments for inventory, accounts payable, and accrued clinical and manufacturing liabilities, partially offset by a decrease in net loss for the nine months ended September 30, 2025 compared to the same period in 2024 and the loss on debt extinguishment recognized in the nine months ended September 30, 2025.

Our net cash provided by investing activities for the nine months ended September 30, 2025, and September 30, 2024 was $21.5 million, and $7.3 million, respectively. The increase in net cash provided by investing activities of $14.2 million or approximately two-fold, was primarily attributable to net maturities of short-term investments of $21.7 million for the nine months ended September 30, 2025 compared to $8.4 million for the nine months ended September 30, 2024.

Our net cash provided by financing activities for the nine months ended September 30, 2025, and September 30, 2024 was $14.2 million, and $0.5 million, respectively. The increase in net cash provided by financing activities of $13.7 million is primarily attributable to $13.4 million in cash provided through the debt and equity transactions which closed in the nine months ended September 30, 2025.

Material Cash Requirements

There are no material changes to our material cash requirements disclosures included in our 2024 Annual Report during the three and nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our 2024 Annual Report. There are no material changes to the quantitative and qualitative disclosures included in our 2024 Annual Report during the three and nine months ended September 30, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed below, there are no material changes from the legal proceedings previously disclosed in our 2024 Annual Report during the three and nine months ended September 30, 2025.

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

On December 3, 2024, the Court issued a ruling in the Company’s favor. The Court found that the Company’s U.S. Patent Nos. 9,561,229 and 9,974,794, which expire in 2035, are valid and would be infringed by Fresenius Kabi’s proposed generic product. In view of the decision, the Court ordered that the effective date of any final approval by the U.S. Food and Drug Administration of Fresenius Kabi’s ANDA shall not be a date earlier than September 18, 2035, the expiration date of each of U.S. Patents Nos. 9,561,229 and 9,974,794. On January 8, 2025, Fresenius Kabi filed notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On September 24, 2025, the briefing was completed, and the Company awaits a date for oral argument. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

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

On December 11, 2023, the Company received a Paragraph IV notice of certification (the “Slayback Notice”) from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. ("Azurity")) advising that Slayback had submitted an new drug application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of the U.S. Patent Nos. 12,115,254 and 12,115,255. On May 23, 2025, the Company filed an amended complaint against Slayback, Azurity, and related entities adding an allegation of patent infringement of U.S. Patent No. 12,290,520. The parties completed expert discovery. The parties’ entered into a stipulation (Case No. 24-1363, D.I. 119) limiting the issues for trial. A bench trial is currently scheduled for November 17, 2025. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our initial complaint for patent infringement, the FDA may not approve Slayback’s NDA until the earlier of June 12, 2026 or resolution of the litigation.

On February 28, 2025, Azurity, Azurity Pharma India LLP, and Slayback requested Post-Grant Review ("PGR") of U.S. Patent Nos. 12,115,254 and 12,115,255 in PGR2025-00035 and PGR2025-00036, respectively. On April 14, 2025, the Petitions were accorded a filing date. On June 16, 2025, the Company filed a brief requesting discretionary denial of the Petitions in PGR2025-00035 and PGR2025-00036. On July 14, 2025, the Company filed its Patent Owner Preliminary Response. On August 14, 2025, the Patent Trial and Appeal Board discretionarily denied institution of Azurity’s PGRs.

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

On June 11, 2025, the Company received a Notice Letter (the “Qilu CINVANTI Notice”) from Qilu Pharmaceutical (Hainan) Co., Ltd and Qilu Pharma, Inc. (“Qilu”) advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Qilu’s CINVANTI ANDA”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800; 12,115,254;

12,115,255; and 12,290,520 (the “Noticed CINVANTI Patents”), which are listed in the Orange Book for CINVANTI. Qilu’s CINVANTI ANDA alleges that the Noticed CINVANTI Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Qilu’s CINVANTI ANDA. On July 3, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu’s CINVANTI ANDA. The complaint seeks, among other relief, equitable relief enjoining Qilu from infringing the Noticed CINVANTI Patents.

On July 15, 2025, the Qilu CINVANTI and APONVIE litigations were consolidated. The Company entered into a settlement agreement with Qilu to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Qilu’s ANDAs for generic versions of CINVANTI and APONVIE. In connection with the settlement, on November 3, 2025, the parties filed a Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

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

For example, the layoffs and reorganizations at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the "HHS"), the Centers for Disease Control and Prevention and the National Institutes of Health, are expected to impact the FDA's ability to review and approve new medicines and conduct necessary inspections. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. There is also a great degree of uncertainty related to the impact of recent U.S. Supreme Court decisions and executive orders on the enforcement and decision-making authority of regulatory agencies, including those in the FDA, which may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and subject significant regulatory actions by the agencies to presidential supervision and control.

Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, significant changes to U.S. trade policy, including potential new or increased tariffs, along with countermeasures by the affected countries, may impact global trade, create sourcing challenges with respect to raw materials and instruments and increase our costs, potentially harming our business. The U.S. has recently imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted and may continue to disrupt the global markets and escalate geopolitical tensions between the U.S. and other countries. The extent of the impact of such tariffs and proposed regulations on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations. Further, the U.S. may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. For example, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry.

In addition, the U.S. announced a 100% tariff, effective October 1, 2025, on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S. The imposition of such tariffs is currently delayed as the U.S. administration seeks to negotiate drug pricing agreements with large drug manufacturers. The outcome of such ongoing negotiations is currently unclear and the final terms and impact remain uncertain. While we currently do not anticipate a material impact from such tariffs on our business or operations, such tariffs could have implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no new Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended September 30, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

3.1

Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock of Heron Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on August 11, 2025 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on August 12, 2025)

3.2

Certificate of Designation of Series B Preferred Stock of Heron Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on August 14, 2025 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on August 15, 2025

4.1	Form of Convertible Senior Unsecured Promissory Note due 2031 (included in Exhibit 10.6)

4.2

Tax Benefit Preservation Plan, dated August 14, 2025, by and between Heron Therapeutics, Inc. and Computershare Trust Company N.A., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to our Current Report on Form 8-K, as Exhibit 4.1, filed on August 15, 2025)

10.1+*	Framework Agreement, dated August 6, 2025, by and between Heron Therapeutics, Inc. and Patheon Austria GmbH & Co KG

10.2

Cooperation Agreement, dated August 8, 2025, by and among Heron Therapeutics, Inc. and Rubric Capital Management L.P. (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 12, 2025)

10.3*

Second Amendment to Working Capital Facility Agreement, dated August 8, 2025, by and between Heron Therapeutics, Inc. and Hercules Capital, Inc., as administrative agent, collateral agent, and lender (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on August 12, 2025)

10.4*

Exchange Agreement, dated August 8, 2025, by and among Heron Therapeutics, Inc. and the holders party thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.3, filed on August 12, 2025)

10.5

Securities Purchase Agreement, dated August 8, 2025, by and among Heron Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.5, filed on August 12, 2025)

10.6

Note Purchase Agreement, dated August 8, 2025, by and among Heron Therapeutics, Inc. the purchasers party from time to time thereto and Rubric Capital Management LP (incorporated by reference to our Registration Statement on Form S-3, as Exhibit 10.1, filed on September 9, 2025)

10.7+*	Office Lease Agreement, dated August 22, 2025, by and between Heron Therapeutics, Inc. and USEF HCG Fenton LLC

10.8+*	Amendment No. 6 to Co-Promotion Agreement, dated as of August 15, 2025, by and between the Company and Crosslink Network, LLC

31.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included as Exhibit 101)

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

Heron Therapeutics, Inc.

Date: November 4, 2025	By:	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)