Form 10-K
period 2025-12-31
HERON THERAPEUTICS, INC. /DE/
filed 2026-02-26
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 totaled $235.1 million based on the closing price of $2.07 as reported by The Nasdaq Capital Market. As of February 13, 2026, there were 188,537,136 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement related to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except as expressly incorporated by reference, the registrant’s Definitive Proxy Statement shall not be deemed to be part of this report.

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

Forward-looking statements include, but are not limited to, statements including:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution ("ZYNRELEF"), APONVIE® (aprepitant) injectable emulsion ("APONVIE"), CINVANTI® (aprepitant) injectable emulsion ("CINVANTI"), and SUSTOL® (granisetron) extended-release injection ("SUSTOL" and together with ZYNRELEF, APONVIE and CINVANTI, our "Products") in the United States ("U.S.") , and our positioning relative to products that now or in the future compete with our Products or product candidates;

•
our estimates regarding the potential market opportunities for our Products and any product candidates, if approved.;

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

•
the safety and efficacy results of our clinical trials and other required studies for expansion of the indications for our Products and approval of any product candidates and the data to support such clinical trials, potential regulatory approval or further development of any of our Products or product candidates;

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

•
our ability to establish key collaborations and vendor relationships for our Products and any product candidates;

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

You should refer to the "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Annual Report on Form 10-K, and while we may elect to update these forward-looking statements in our future filings under the Exchange Act, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

In this Annual Report on Form 10-K, all references to "Heron," the "Company," "we," "us," "our" and similar terms refer to Heron Therapeutics, Inc. and its wholly-owned subsidiary, Heron Therapeutics B.V. Heron Therapeutics®, the Heron logo, ZYNRELEF, APONVIE, CINVANTI, SUSTOL and Biochronomer are our trademarks. All other trademarks appearing or incorporated by reference into this Annual Report on Form 10-K are the property of their respective owners.

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

Through March 31, 2025, ZYNRELEF was reimbursed outside of the surgical bundle payment in the Hospital Outpatient Department ("HOPD") setting of care through pass-through status granted by the Centers for Medicare and Medicaid Services ("CMS").

Effective April 1, 2025, ZYNRELEF is reimbursed through inclusion in the Non-Opioids Prevent Addiction in the Nation ("NOPAIN") Act, which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center proposed rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings through December 31, 2027.

Effective October 1, 2025, CMS has approved a new permanent Healthcare Common Procedure Coding System J-code for ZYNRELEF. ZYNRELEF will continue to qualify under the Non-Opioid Policy for Pain Relief with the J-code and will be reimbursed outside the surgical supply package for Medicare, aligning with the policy goals to remove financial barriers to qualifying non-opioid pain management options.

APONVIE

APONVIE is the first and only intravenous formulation of aprepitant, a substance P/neurokinin-1 ("NK1") receptor antagonist indicated for postoperative nausea and vomiting ("PONV") in adults. Delivered via a single 30-second intravenous ("IV") injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

APONVIE was approved by the FDA in September 2022 and became commercially available in the U.S. in March 2023. APONVIE is indicated for the prevention of PONV in adults. CMS granted pass-through payment status for APONVIE, effective April 1, 2023.

In 2025, APONVIE was included in the Fifth Consensus Guidelines for the Management of Postoperative Nausea and Vomiting as published in Anesthesia and Analgesia.

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

Sales and Marketing

Our U.S.-based sales and marketing team consists of 78 employees as of December 31, 2025. The sales and marketing infrastructure includes a targeted, acute care and oncology sales force to establish relationships with a focused group of surgeons, oncologists, nurses and pharmacists. Additionally, the commercial team manages relationships with key accounts, such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, payors and government accounts. The sales force is supported by sales management, internal sales support, an internal marketing group and distribution support.

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

APONVIE competes in the PONV prevention market with generic ondansetron, the current standard of care, generic oral aprepitant, and BARHEMSYS® (amisulpride, marketed by Eagle Pharmaceuticals, Inc.); TAK-951 (a peptide agonist under development (PH2) by Takeda Pharmaceutical Company Limited for PONV and not approved anywhere globally for any use); and potentially other products in development for PONV prevention that reach the market.

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

Manufacturing and Clinical Supplies

We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of our Products. We currently rely on a small number of third-party manufacturers to produce compounds used in our product development and commercial activities and expect to continue to do so to meet the preclinical and clinical requirements of our Products and potential products and for all of our commercial needs. We currently have long-term manufacturing and processing agreements with certain third-party manufacturers. These agreements require that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, excipients and finished products in accordance with the FDA’s current Good Manufacturing Practices ("cGMP") and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our Products and our Biochronomer Technology.

Some of the critical materials and components used in manufacturing our Products are sourced from single suppliers. An interruption in the supply of a key material could significantly delay or increase our expenses for commercialization or development of our Products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in the technologies in a manner that is different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products.

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

We have filed a number of U.S. patent applications on inventions relating to the composition of a variety of polymers, specific products, product groups and processing technology. As of December 31, 2025, we had a total of 33 issued U.S. patents and an additional 107 issued (or registered) foreign patents. The patent on the bioerodible technologies expires in April 2026.

CINVANTI is covered by 13 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036. Foreign patents covering CINVANTI have expiration dates ranging from September 2035 to February 2036.

ZYNRELEF is protected by 17 patents issued in the U.S. and by 100 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering ZYNRELEF have expiration dates ranging from March 2034 to April 2035. Foreign patents covering ZYNRELEF have expiration dates ranging from November 2033 to November 2036.

APONVIE is covered by 14 patents issued in the U.S. and by five patents issued (or registered) in foreign countries including Korea and Japan. U.S. patents covering APONVIE have expiration dates ranging from September 2035 to February 2036. Foreign patents covering APONVIE have expiration dates ranging from September 2035 to February 2036.

HTX-034 is protected by 14 patents issued in the U.S. and by 101 patents issued (or registered) in foreign countries including Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Korea, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Mexico, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. U.S. patents covering HTX-034 have expiration dates ranging from March 2034 to April 2035. Foreign patents covering HTX-034 have expiration dates ranging from November 2033 to November 2036.

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

The FDA testing and approval process requires substantial time, effort and money. The FDA approval process for new drugs includes, without limitation:

•
preclinical studies;

•
submission in the U.S. of an Investigational New Drug application ("IND"), for clinical trials conducted in the U.S.;

•
adequate and well-controlled human clinical trials to establish safety and efficacy of the product;

•
submission and review of a New Drug Application ("NDA") in the U.S.; and

•
inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current cGMP regulations.

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

An IND is the request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes information regarding the preclinical studies, the investigational product’s chemistry and manufacturing, supporting data and literature and the investigational plan and protocol(s). Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. An IND must become effective before human clinical trials begin. We have filed INDs in the U.S. and Clinical Trial Applications ("CTAs") in the EU, and we may file additional INDs and CTAs in the future. We cannot assure that submission of any additional INDs or CTAs for any of our Products will result in authorization to commence clinical trials.

Clinical Trials

Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator and in accordance with a clinical trial protocol, which sets forth details, such as the study objectives, enrollment criteria and the safety and effectiveness criteria to be evaluated. Each clinical trial must be reviewed and approved at each institution at which the study will be conducted by an independent Institutional Review Board in the U.S., referred to as an Ethics Committee in the EU and other markets or Research Ethics Board in Canada. The Institutional Review Board, Ethics Committee or Research Ethics Board (hereafter collectively referred to as "IRB") will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution arising from the conduct of the proposed clinical trial. In addition, clinical trials in the U.S. and other regions must be performed according to current Good Clinical Practices, which are enumerated in FDA regulations and guidance documents. Some studies include oversight by an independent group of experts, known as a data safety monitoring board, which authorizes whether a study may move forward based on certain data from the study and may stop the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds.

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

Clinical Data Review and Approval in the U.S.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety, are submitted to the FDA in the form of an NDA, or sNDA (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, the FDA reviews the NDA within 60 days of receipt of the NDA submission to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the NDA is sufficiently complete to permit substantive review. If deemed complete, the FDA will "file" the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable.

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

If the FDA approves the NDA, it will issue an approval letter authorizing the commercial marketing of the drug with prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy ("REMS"), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. In many cases, the outcome of the review, even if generally favorable, is not an actual approval, but a "complete response" that generally outlines the deficiencies in the submission, which may require substantial additional testing or information before the FDA will reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.

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

Drug Enforcement Agency Regulation

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Some of these hazardous materials are considered to be controlled substances and subject to regulation by the U.S. Drug Enforcement Agency ("DEA"). Controlled substances are those drugs that appear on one of 5 schedules promulgated and administered by the DEA under the Controlled Substances Act ("CSA"). The CSA governs, among other things, the distribution, recordkeeping, handling, security and disposal of controlled substances. We must be registered by the DEA in order to engage in these activities, and we are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of the DEA registration, injunctions or civil or criminal penalties.

Third-party Payor Coverage and Reimbursement

Commercial success of our Products will depend, in part, on the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private healthcare insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures, from time to time, propose and adopt initiatives aimed at cost containment. Ongoing federal and state government initiatives directed at lowering the total cost of healthcare will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the U.S. may cause reduced payments for drugs in the future include:

•
changing Medicare reimbursement methodologies;

•
fluctuating decisions on which drugs to include in formularies;

•
revising drug rebate calculations under the Medicaid program or requiring that new or additional rebates be provided to Medicare, Medicaid and other federal or state healthcare programs; and

•
reforming drug importation laws.

Some third-party payors also require pre-approval of coverage for new drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our current and future products and to operate profitably.

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

Anti-kickback, Fraud and Abuse and False Claims Regulation

We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of our Products. Arrangements with third-party payors and customers may expose us to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our Products.

Regulations under applicable federal and state healthcare laws and regulations include the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral or purchase of any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Many states have similar laws that apply to their state healthcare programs as well as private payors. In addition, the False Claims Act ("FCA") imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal healthcare program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the United States Department of Justice ("DOJ") or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices.

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Various healthcare reform legislation have strengthened many of these laws. For example, the Patient Protection and Affordable Care Act ("PPACA"), among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

The continuing interpretation and application of these laws could have a material adverse impact on our business and our ability to compete in a highly competitive market.

Federal and State Sunshine Laws

We must comply with federal and state "sunshine" laws, now known as Open Payments that require transparency regarding financial arrangements with healthcare providers. This would include the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any "payment or transfer of value" made or distributed to physicians and teaching hospitals. Failure to submit required information can result in civil monetary penalties. A number of states have laws that require the implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other healthcare professionals and entities.

Foreign Corrupt Practices Act

We are subject to the Foreign Corrupt Practices Act of 1997 ("FCPA"). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We have a policy against using Company funds for political purposes, and we incurred no costs in 2025, 2024 or 2023 associated with legal or regulatory fines or settlements associated with violations of bribery, corruption or anti-competitive standards.

Patient Privacy and Data Security

We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health and personal information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), gives California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Other states have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as the federal and local levels. Other countries also have developed, or are developing, laws governing the collection, use and transmission of personal information, such as the General Data Protection Regulation in the European Union and its United Kingdom equivalent thereof (collectively, the "GDPR") and the Personal Information Protection and Electronic Documents Act ("PIPEDA") in Canada. In addition, most healthcare providers who utilize our Products or who may utilize other products we may sell in the future are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations (collectively, "HIPAA"). We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable or protected health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including through affecting our customers. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

Human Capital Management

As of December 31, 2025, we employed 128 full-time employees, 78 of whom are involved in sales and marketing activities, 7 of whom are involved in research and development activities and 43 of whom are involved in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We continually evaluate business needs and opportunities in addition to balancing in-house expertise and capacity with that of outsourced resources. Currently, we outsource drug manufacturing work to contract manufacturers in addition to a few other specialty tasks for which we do not have in-house expertise.

Drug development is a complex endeavor that requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions with heavy competition for talent. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash bonus incentive targets aligned with the applicable market norms and long term equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payouts for all employees except our executive officers are based on a weighting of Company and individual performance, which varies based on level of responsibility. Actual bonus payout for our executive officers (including our named executive officers for the year ended December 31, 2025) is based exclusively on Company performance, as will be more fully described in our Definitive Proxy Statement to be filed with the SEC related to our 2026 Annual Meeting of Stockholders.

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
•
If our suppliers or contract manufacturers are unable to manufacture in commercially viable quantities, or perform as expected, we could face delays in our ability to commercialize our Products, our costs will increase and sales of our Products, may be severely hindered.
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
•
We may incur significant liability if it is determined that we are promoting the "off-label" use of drugs or promoting in a non-truthful and misleading way.
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
•
Changes in government policies, laws, and regulations may have a negative impact on our business and the markets in which we operate.
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
•
Future utilization of net operating loss carryforwards or research and development credit carryforwards may be impaired due to changes in ownership.
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

•
the perception of physicians and other members of the healthcare community of the safety and efficacy and cost-competitiveness relative to that of competing products;

•
our ability to maintain successful sales, marketing and educational programs for certain physicians and other healthcare providers;

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

Currently, we only have approval to market and sell our Products in the U.S and do not have current plans to expand to international markets. Furthermore, our internal sales and marketing organization is not currently structured or staffed to launch products on an international level and, therefore, we may not be able to successfully commercialize our Products outside of the U.S. In order to commercialize our Products in jurisdictions other than the U.S., we would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each foreign country. If we decide to seek the assistance of third parties with international expertise to help commercialize our Products outside of the U.S., we may not be successful in finding willing third parties and, even if we are able to find willing third parties, they might not be able to successfully obtain the approvals and take the steps needed to commercialize our Products. If we decide to commercialize our Products outside of the U.S. without the assistance of third parties with international expertise, it may take longer than expected to obtain the approvals and take the steps needed to commercialize them. As a result, we may decide to delay or abandon development efforts in certain markets. Any such delay or abandonment may have an adverse effect on the benefits otherwise expected from marketing our Products in foreign countries.

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

The continuing efforts of the U.S. government, insurance companies, managed care organizations and other payors of healthcare costs to contain or reduce costs of healthcare may adversely affect our ability to generate adequate revenues and gross margins to make our Products commercially viable. Our ability to commercialize our Products successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments and for what uses reimbursement will be provided.

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

In the U.S., given federal and state government initiatives directed at lowering the total cost of healthcare, the U.S. Congress and state legislatures has continued to focus on healthcare reform, to reduce the cost of prescription pharmaceuticals and reforming the Medicare and Medicaid systems. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the "PPACA") has resulted in sweeping changes to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the PPACA. The One Big Beautiful Bill Act ("OBBBA") has enacted, among others, changes to enrollment and eligibility requirements for Medicaid and premium tax credits, which has resulted in less coverage in the PPACA’s health insurance marketplace (“Marketplace”). Further, CMS recently proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing (GLOBE), focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicines, whose U.S. net-of-discount prices exceed those in certain other countries.

The SUPPORT Act of 2018, established policies to encourage the prevention and treatment of opioid addiction and the development of non-opioid pain management treatments. Due to the SUPPORT Act, Medicare pays separately for certain non-opioid pain management drugs in ambulatory surgical centers ("ASC") but not in the hospital outpatient setting ("OPPS"). However, under the Consolidated Appropriations Act of 2023, the prior payment policy was replaced by a new three-year period of separate payment for non-opioid pain relief products in the OPPS and ASC settings for 2025 through 2027. As of January 1, 2025, Medicare has implemented this new payment methodology, which remains in effect through December 31, 2027. ZYNRELEF is included in this new policy, as of April 1 2025, which means continued separate Medicare payment in the OPPS and ASC settings. While this change may improve access to ZYNRELEF, it may also lead to greater competition.

The American Rescue Plan Act of 2021, removed the statutory cap on rebates that manufacturers pay to state Medicaid programs pursuant to the Medicaid Drug Rebate Program. The Infrastructure Investment and Jobs Act of 2021 also included a provision requiring drug manufacturers to pay CMS a refund for certain amounts of Part B drugs that are discarded from a single-dose container or single-use package. Under the law, and a CMS Proposed Rule issued in July 2022, this refund program became effective on January 1, 2023. Such legislation did not have a material impact on the Company, through December 31, 2025.

Further, the Inflation Reduction Act of 2022 ("IRA"), includes various provisions intended to address drug-pricing issues which requires manufacturers to engage in the drug price negotiation program with Medicare or face steep penalties if they don’t agree to provide their drug at the government-set price subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; establishes an out-of-pocket maximum for beneficiaries in Part D; and replaces the Part D coverage gap discount program with a new discounting program. If any of our Products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections.

In addition, developments in Medicare hospital outpatient reimbursement for 340B-acquired drugs may further drive 340B hospital business for Heron. The 340B program allows certain hospitals and safety net providers to purchase Part B outpatient drugs from manufacturers at federally mandated discounted rates. Due to the June 2022 Supreme Court decision in American Hospital Association et al. v. Becerra et al, since January 1, 2023, the Medicare Part B hospital outpatient payment rate for 340B-acquired drugs has returned to being at the same rate as the rate for non-340B hospitals, Average Selling Price (ASP) + 6% methodology. However, pursuant to Executive Order 14273, Lowering Drug Prices by Once Again Putting Americans First, CMS announced that it will conduct a new mandatory Medicare OPPS Drug Acquisition Cost Survey from January 1, 2026, through March 31, 2026. CMS has stated that this survey will inform potential changes to payment policy beginning with the calendar year 2027 OPPS/ASC proposed rule. These actions indicate that future adjustments to Medicare payment rates for 340B‑acquired drugs may be under consideration, which could affect reimbursement dynamics for the Company’s products purchased under the 340B program in hospital outpatient settings.

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

Moreover, economic pressure on state budgets have resulted in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. For example, individual states in the U.S. have become increasingly active in implementing regulations through state Pharmacy Drug Review Boards designed to contain drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. State Medicaid programs are increasingly asking manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. In addition, the trend toward managed healthcare in the U.S., which could significantly influence the purchase of healthcare services and products, may result in lower prices for our Products.

Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our Products and product candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries.

Finally, in December 2025, the BIOSECURE Act was signed into law as part of the National Defense Authorization Act, which restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern” (“BCC”); entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services provided by a BCC. The BIOSECURE ACT may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC, including contracts with the Department of Veterans Affairs, and any related impact on reimbursement under Medicaid and Medicare Part B. While we do not currently anticipate any material impact from the BIOSECURE Act, evolving regulatory requirements may introduce additional operational and contracting obligations over time.

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

Further, we, along with our contract manufacturers, are required to comply with FDA and foreign regulatory requirements related to product testing, quality assurance, manufacturing and documentation. Our contract manufacturers may not be able to comply with the applicable FDA or foreign regulatory requirements. They may be required to pass an FDA pre-approval inspection for conformity with cGMP before we can obtain approval to manufacture our Products and our product candidates and will be subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP, or fail to scale up manufacturing processes in a timely manner, we may experience manufacturing errors resulting in defective products that could be harmful to patients, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our product candidates, cost overruns or other problems that could seriously harm our business. For instance, our third party suppliers and contract manufacturers have produced drug products that do not meet our specifications and quality standards. We have, and may in the future, be required to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, experience delays that affect our operations and commercialization plans or seek more costly manufacturing alternatives. Not complying with FDA or foreign regulatory requirements could result in an enforcement action, such as a product recall, or prevent commercialization of our product candidates and delay our business development activities. In addition, such failure could be the basis for the FDA or foreign regulators to issue a warning or untitled letter or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and potentially civil and/or criminal penalties depending on the matter.

Our Products may be in competition with other products for access to the facilities of third parties and, consequently, could be subject to manufacturing delays if our contractors give other companies’ products greater priority than ours. Additionally, our contractors might be required by government regulation or government authority to prioritize production of other products. For this and other reasons, our third-party contract manufacturers may not be able to manufacture our Products in a cost-effective or timely manner. If not manufactured in a timely manner, the manufacture of any of our Products or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Certain of the components used in the manufacture of our Products are, or might be, sourced from a single vendor, and the loss or disruption of this vendor could significantly harm our business.

Some of the critical materials and components used in manufacturing our Products are, or might be, sourced from single suppliers. An interruption in the supply of a key material could significantly delay or increase our expenses for commercialization or development products. Specialized materials must often be manufactured for the first time for use in drug delivery technologies, or materials may be used in these technologies in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery technology, so a reliable source that provides a consistent supply of materials is important. Materials or components needed for our drug delivery technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required or if the materials traditionally have not been used in pharmaceutical products. Our reliance on a single vendor for certain components used in the manufacturing of our Products also subjects our business to risk associated with the geographic areas in which those single vendors reside, which could include natural or man-made disasters, including severe weather, epidemics, pandemics, acts of war or terrorism, armed conflict, resource shortages or geopolitical instability, including as a result of increased tariffs and changing regulations and policies that may disrupt global markets or escalate tensions between countries. Such adverse events could cause global supply chain interruptions that could increase our costs and, to the extent such interruptions impair our ability to have sufficient inventory, cause us to lose revenue or market share. We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the manufacturing of our Products. Establishing additional or replacement suppliers for certain raw materials in our proprietary polymers, if required, may not be accomplished quickly, or at all, and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement vendor and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process for our Products could require additional regulatory approval and result in operational delays.

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

We obtain certain critical materials and components used in manufacturing our Products from third-party suppliers whose operations might be directly or indirectly affected by adverse events or conditions, including the effects of a pandemic or disease outbreak, the imposition of tariffs and other trade protective measures, rising geopolitical tensions and political instability, armed conflict, regulatory or policy changes, adverse weather conditions and public fears regarding any of the foregoing. For example, the increase in tariffs between the U.S. and certain countries has escalated geopolitical tensions and may significantly disrupt the global markets and supply chains. Tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities and threatening the use of military force to gain control over Taiwan in certain circumstances. Similarly, geopolitical conflicts in Russia and Ukraine, the Middle East, South America and elsewhere remain unpredictable and could escalate into a broader armed conflict and additional economic sanctions or countermeasures by the affected countries or others, which could exacerbate market and economic instability. If we are unable to obtain these critical materials and components in sufficient quantities and in a timely manner, the manufacture, development, testing and clinical study of our Products might be delayed or infeasible, which could significantly harm our business.

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

Pricing for therapeutics can be extremely competitive, and strict formulary guidelines enforced by payors may create significant challenges in the acceptance and profitability of branded products. The market for generic products can be very lucrative, and it is dominated by companies that may have much larger distribution capabilities than we may have in the future. It can be very difficult to predict the timing of the launch of generic products given the commonality of litigation with manufacturers over anticipated patent expiration. Our inability to accurately foresee and plan for generic product launches that may compete with our Products may significantly impact our potential revenues from such Products. On the expiration or loss of patent protection for a branded product, or on the "at-risk" launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of a drug that may compete with one of our products, we could quickly lose a significant portion of our sales of that Product. The inability for a branded Product we may sell to successfully compete against generic products could negatively impact sales of our Product, reduce our ability to grow our business and significantly harm our business prospects.

For example, we may face competition from newly developed generic products as the Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. Currently, two companies are seeking approval via an Abbreviated New Drug Application ("ANDA") in the United States for CINVANTI and one company is seeking approval via a 505(b)(2) application in the United States based on CINVANTI. If the Company is unsuccessful in demonstrating infringement of its patents by an ANDA or 505(b)(2) product, or the validity of the Company’s patents is successfully challenged, cheaper ANDA or 505(b)(2) versions of our products may be launched commercially and may compete with CINVANTI, as they may be favored by insurers and third-party payors, which would significantly harm our business.

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

We have used contract research organizations ("CROs") to oversee or provide selected services for our clinical trials for our Products and our product candidates, and we expect to use the same or similar organizations for our future clinical trials and pipeline programs. There can be no assurance that these CROs will perform their obligations at all times in a competent or timely fashion, and we must rigorously oversee their activities in order to be confident in their conduct of these trials on our behalf. If the CROs fail to commit resources to our Products or product candidates, our clinical programs could be delayed, terminated or unsuccessful, and we may not be able to obtain initial or expanded regulatory approvals for, or successfully commercialize, them. Different cultural and operational issues in foreign countries could cause delays or unexpected problems with patient enrollment or with the data obtained from those locations. If we experience significant delays in the progress of our clinical trials or experience doubts with respect to the quality of data derived from our clinical trials, we could face significant delays in gaining necessary product approvals.

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

Further, recent geo-political conflicts have created extreme volatility in the global financial markets and are expected to have further global economic consequences, including continued disruptions of the global supply chain and energy markets and heightened volatility of commodity prices. Any such instability or disruption may have adverse consequences on us or the third parties on whom we rely, including as a result of a general downturn in global economic conditions, changes in government regulations, deterioration in the credit or equity markets, or more direct impacts on operational matters. This conflict may also give rise to or amplify the other risks described herein including risks relating to cybersecurity, global economic conditions, government regulations and supply chains, which could adversely affect our business, operations and financial condition and results.

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

•
conflicting and changing laws and regulations, including tariffs and export and import restrictions;

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

We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion through December 31, 2025. The amount we spend will impact our profitability. Our spending will depend, in part, on:

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

To achieve and sustain profitability, we must, alone or in cooperation with others, successfully develop, obtain regulatory approval for, manufacture, market and sell our Products, including our current work commercializing our Products. We have incurred substantial expenses in our efforts to develop and commercialize our Products and we may never generate sufficient revenue to become profitable or to sustain profitability.

Additional capital may be needed in the future to enable us to implement our business plan, and we may be unable to raise capital, which would force us to limit or cease our operations.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $46.6 million and indebtedness under our Working Capital Facility Agreement, dated August 9, 2023 with Hercules Capital, Inc., as administrative agent, collateral agent, and lender, as amended (the “Working Capital Facility Agreement”) and our senior unsecured convertible notes due 2031 (the "2031 Convertible Notes") totaling $147.1 million. Historically, we have financed our operations, including technology and product research and development, primarily through Product sales and equity and debt financings.

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

Our Working Capital Facility Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. Our 2031 Convertible Notes also contain provisions that trigger events of default for incurring certain additional indebtedness or any default of our obligations under certain material agreements we may enter into. As a result, we may not be able to raise funds through the issuance of additional debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives.

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

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside service providers in a manner that we believe results in an independent contractor relationship, not an employee relationship based on their degree of autonomy and independence in providing certain services. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. If such regulatory authorities or state, federal or foreign courts were to determine that our service providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the service providers we characterize as independent contractors are determined to be employees could have a negative impact on our business, financial condition and results of operations.

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

For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. The OBBBA reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirement. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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

We are subject to healthcare fraud and abuse regulations that are enforced by the federal government and the states in which we conduct our business, as well as foreign jurisdictions in which we may conduct business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug product with marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our Products with marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include, but are not limited to, the following:

•
the Federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. This false claims liability may attach in the event that a company is found to have knowingly submitted false average sales price, best price or other pricing data to the government or to have unlawfully promoted its drug products;

•
the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
federal "sunshine" laws, now known as Open Payments, that require transparency regarding financial arrangements with healthcare providers, such as the reporting and disclosure requirements imposed by the federal Physician Payments Sunshine Act within PPACA on drug manufacturers regarding any "payment or transfer of value" made or distributed to physicians, other healthcare professionals, and teaching hospitals as well as ownership and investment interests held by such physicians and their family;

•
the Drug Supply Chain Security Act (“DSCSA”), which imposes obligations on entities in the commercial product supply chain, including manufacturers, to identify and track prescription drugs as they are distributed in the United States;

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, marketing restrictions and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts; and;

•
increasingly complex standards for complying with foreign laws and regulations, including those of the EU, that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, certain healthcare reform legislation has strengthened many of these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Finally, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other healthcare professionals and entities.

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

We may incur significant liability if it is determined that we are promoting the "off-label" use of drugs or promoting in a non-truthful and misleading way.

We are prohibited from promoting our Products that receive regulatory approval for "off-label" uses or promoting in a non-truthful and misleading way that are not described in its labeling and that differ from the uses approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. The FDA and other regulatory agencies do not regulate a physician’s choice of treatments. However, they do restrict pharmaceutical companies and their sales representatives’ dissemination of information concerning off-label use. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of products for off-label uses and the promotion of products for which marketing authorization has not been obtained. A company that is found to have promoted products for off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchanges concerning their products.

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

Healthcare reform could increase our expenses and adversely affect the commercial success of our Products.

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

For example, the PPACA includes numerous provisions that affect pharmaceutical companies. The PPACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The PPACA also requires increased disclosure obligations—including those required under the "sunshine" laws—and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. In addition, the IRA extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. These and other aspects of the PPACA, including the regulations that may be imposed in connection with the implementation of the PPACA, could increase our expenses and adversely affect our ability to successfully commercialize our Products.

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

•
any delay in completion of clinical trials caused by a regional, national or global disturbance where we or our collaborative partners are enrolling patients in clinical studies, such as global pandemics and other public health emergencies, war, terrorist activities or political unrest, cyberattacks, a natural or man-made disaster or any other reason or event, resulting in increased costs;

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

For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Healthcare providers who prescribe our products and from whom we may obtain patient health information are subject to privacy and security requirements under HIPAA. We currently are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, GDPR imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern, when required, the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. In addition, the EU and other jurisdictions have enacted laws restricting the transfer of personal data from the EU and other jurisdictions to the United States due to data localization requirements or limitations on cross-border data flows. Although there are currently various mechanisms that may be used to transfer personal data from the EU and United Kingdom to the United States in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In the ordinary course of our business, we and the third parties upon which we rely may process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

For example, the layoffs and reorganizations at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the "HHS"), the Centers for Disease Control and Prevention and the National Institutes of Health, are expected to impact the FDA's ability to review and approve new medicines and conduct necessary inspections. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough employees, experience substantial funding cuts and pause or delay critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable, and spending allocations may undergo significant changes through congressional budgeting and appropriations processes. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. There is also a great degree of uncertainty related to the impact of U.S. Supreme Court decisions and executive orders on the enforcement and decision-making authority of regulatory agencies, including those in the FDA, which may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and subject significant regulatory actions by the agencies to presidential supervision and control.

Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, significant changes to U.S. trade policy, including potential new or increased tariffs, along with countermeasures by the affected countries, may impact global trade, create sourcing challenges with respect to raw materials and instruments and increase our costs, potentially harming our business. The U.S. has imposed increased tariffs on certain countries and other countries have responded by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted and may continue to disrupt the global markets and escalate geopolitical tensions between the U.S. and other countries. The extent of the impact of such tariffs and proposed regulations on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations. Further, the U.S. may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. For a discussion on the BIOSECURE Act and related risks, see "Risk Factors - Risks Related to Our Business - If we cannot maintain satisfactory pricing of our Products that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer."

In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry.

Further, the U.S. announced a 100% tariff on any branded or patented pharmaceuticals imported into the U.S., from drug manufacturers that do not have, or are not in the process of building, a manufacturing facility in the U.S., which has been delayed as negotiations with large drug manufacturers continue. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

Currently, the various tariffs that have been announced and enacted are not expected to have a material impact on the Company. However, new tariffs or changes in the facts and circumstances impacting the Company could have a material impact to the Company.

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

We may have to enforce our intellectual property rights against third parties who infringe our patents and other intellectual property or challenge our patent or trademark applications. For example, in the U.S., putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications ("ANDA") and, in doing so, certify that their products either do not infringe the innovator’s patents or that the innovator’s patents are invalid. This often results in litigation between the innovator and the ANDA applicant. This type of litigation is commonly known as "Paragraph IV" litigation in the U.S. On July 27, 2022, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi USA, LLC ("Fresenius Kabi") and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA filing seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of the CINVANTI patents. While in December 2024, the District Court found that the Company’s CINVANTI patents are valid and would be infringed by Fresenius Kabi’s proposed generic product, this decision is currently pending appeal and there is no guarantee that other similar or future litigation will be resolved in our favor. These litigations, of which there are often multiple in process at one time, could result in new or additional generic competition to any of our Products and our product candidates and a potential reduction in product revenue. For example, there is pending litigation relating to the Company’s CINVANTI patents against Mylan Pharmaceuticals Inc., and Azurity Pharmaceuticals, Inc. (and its subsidiaries).

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

Provisions of Delaware law, our certificate of incorporation and our bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our Board of Directors (the "Board"). These provisions include authorizing the issuance of "blank check" preferred stock without any need for action by stockholders.

In addition, Section 203 of Delaware General Corporation Law, which is applicable to us, may discourage, delay or prevent a change in control of our Company by prohibiting stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us, unless certain approvals are obtained.

Future utilization of net operating loss carryforwards or research and development credit carryforwards may be impaired due to changes in ownership.

We believe our net operating loss and research and development credit carryforwards, and certain other tax attributes, may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 ("IRC"). As a result, our deferred tax assets, and related valuation allowance, have been reduced for the estimated impact of the net operating loss and research and development credit carryforwards that we currently estimate may expire, unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the IRC and similar state provisions for ownership changes after August 2025, including those that may come in conjunction with future equity financings or market trades by our stockholders. Our Board has adopted a Tax Benefit Preservation Plan, dated August 14, 2025, with Computershare Trust Company, N.A., as rights agent, to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of our common stock, or any existing 4.99% or greater holder from acquiring any additional shares of our common stock, in each case, without the approval of the Board and thus mitigate the threat that stock ownership changes present to our net operating loss asset.

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

As previously reported, in February 2023, we entered into a Cooperation Agreement with two of our stockholders, Rubric Capital Management LP and certain of its affiliates and Velan Capital Investment Management LP and certain of its affiliates (collectively, the "Investor Group"), regarding certain changes to the composition of the Board, among other items.

In August 2025, we entered into a Cooperation Agreement with Rubric Capital Management LP, regarding certain changes to the composition of the Board and other related matters.

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

In the last fiscal year, we have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected us. However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, "Risk Factors."

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

ITEM 2. PROPERTIES.

We have an operating lease for 52,148 square feet of laboratory and office space in San Diego, California, which expired on December 31, 2025. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applied only with respect to our remaining 28,275 square feet of laboratory and office space.

We have a short-term operating lease for 9,882 square feet of office space in Cary, North Carolina, which was entered into in December 2025 and will expire on February 28, 2026.

In August 2025, we entered into a lease agreement for 16,837 square feet of office space in Cary, North Carolina, with the lease term expected to commence no later than May 25, 2026 ("lease commencement date") and expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice.

ITEM 3. LEGAL PROCEEDINGS.

On June 14, 2022, the Company received a Paragraph IV notice of certification (the “Fresenius Kabi Notice”) from Fresenius Kabi advising that Fresenius Kabi had submitted an abbreviated new drug application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the “CINVANTI Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Fresenius Kabi Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi’s ANDA.

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

On December 3, 2024, the Court issued a ruling in the Company’s favor. The Court found that the Company’s U.S. Patent Nos. 9,561,229 and 9,974,794, which expire in 2035, are valid and would be infringed by Fresenius Kabi’s proposed generic product. In view of the decision, the Court ordered that the effective date of any final approval by the FDA of Fresenius Kabi’s ANDA shall not be a date earlier than September 18, 2035, the expiration date of each of U.S. Patent Nos. 9,561,229 and 9,974,794. On January 8, 2025, Fresenius Kabi filed notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On September 24, 2025, the briefing was completed, and the Company awaits a date for oral argument. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

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

On December 16, 2023, the Company received a Notice Letter (the “Mylan December Notice”) from Mylan advising that Mylan had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Mylan’s ANDA for a generic version of APONVIE”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 (the “APONVIE Patents”), which are listed in the Orange Book. On January 11, 2024, the Company filed a complaint for patent infringement of the APONVIE Patents against Mylan in the U.S. District Court for the District of Delaware in response to Mylan filing its ANDA for a generic version of APONVIE. On May 6, 2025, the Company announced that it entered into a settlement agreement with Mylan to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Mylan’s ANDA for a generic version of APONVIE. Pursuant to the terms of the settlement agreement, the Company has granted Mylan a license under the Orange Book-listed patents for APONVIE to market a generic version of APONVIE in the United States beginning June 1, 2032, or earlier under certain customary circumstances. In connection with the settlement, on May 6, 2025, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On December 11, 2023, the Company received a Paragraph IV notice of certification (the “Slayback Notice”) from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. (“Azurity”)) advising that Slayback had submitted a new drug application (“NDA”) under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of U.S. Patent Nos. 12,115,254 and 12,115,255. On May 23, 2025, the Company filed an amended complaint against Slayback, Azurity and related entities adding an allegation of patent infringement of U.S. Patent No. 12,290,520. On September 16, 2025, the parties entered into a stipulation (Case No. 24-1363, D.I. 119) limiting the issues for trial. On November 17, 2025, the parties commenced a two-day bench trial centered on Azurity’s §112 defenses of claims from U.S. Patent Nos. 12,115,255 and 12,290,520 that cover CINVANTI. On February 6, 2026, the post-trial briefing was completed, and the Company awaits a date for oral argument. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our initial complaint for patent infringement, the FDA may not approve Slayback’s NDA until the earlier of June 12, 2026 or resolution of the litigation.

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

On February 7, 2025, the Company received a Notice Letter (the “Qilu Notice”) from Qilu Pharmaceutical (Hainan) Co., Ltd and Qilu Pharma, Inc. (“Qilu”) advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. (“Qilu’s ANDA for a generic version of APONVIE”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800, 11,878,074, 12,115,254, and 12,115,255 (the “Noticed APONVIE Patents”), which are listed in the Orange Book. On March 21, 2025, the Company filed a complaint for patent infringement of the Noticed APONVIE Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu's ANDA for a generic version of APONVIE.

On June 11, 2025, the Company received a Notice Letter (the “Qilu CINVANTI Notice”) from Qilu advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Qilu’s ANDA for a generic version of CINVANTI”) prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800; 12,115,254; 12,115,255; and 12,290,520 (the “Noticed CINVANTI Patents”), which are listed in the

Orange Book for CINVANTI. On July 3, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu’s ANDA for a generic version of CINVANTI.

On July 15, 2025, the Qilu CINVANTI and APONVIE litigations were consolidated. The Company entered into a settlement agreement with Qilu to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Qilu’s ANDAs for generic versions of CINVANTI and APONVIE. In connection with the settlement, on November 6, 2025, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On November 19, 2025, the Company received a Paragraph IV notice of certification (the “Baxter Notice”) from Baxter Healthcare Corporation (“Baxter”) advising that Baxter had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Baxter’s ANDA for a generic version of CINVANTI”) in the U.S. prior to the expiration of the Noticed CINVANTI Patents, which are listed in the Orange Book. The Baxter Notice alleges that the Noticed CINVANTI patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Baxter’s ANDA for a generic version of CINVANTI. On December 23, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Baxter and a related entity in the U.S. District Court for the District of Delaware in response to the filing of Baxter’s ANDA for a generic version of CINVANTI. The complaint seeks, among other relief, equitable relief enjoining Baxter from infringing the Noticed CINVANTI Patents. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our complaint for patent infringement, the FDA may not approve Baxter’s ANDA for a generic version of CINVANTI until the earlier of May 19, 2028 or resolution of the litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Shares of our common stock are traded on The Nasdaq Capital Market, under the symbol "HRTX."

Stockholders

As of February 10, 2026, there were 67 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Cumulative Total Return

The following graph compares the relative performance of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. This graph covers the period from December 31, 2020 through December 31, 2025 and assumes that $100 was invested on December 31, 2020 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index with the reinvestment of any dividends.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$—
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
Heron Therapeutics, Inc.
Nasdaq Composite
Nasdaq Biotechnology

	December 31,
	2020	2021	2022	2023	2024	2025
Heron Therapeutics, Inc.	$100.00	$43.14	$11.81	$8.03	$7.23	$6.14
Nasdaq Composite Index	100.00	121.39	81.21	116.47	149.83	180.33
Nasdaq Biotechnology Index	100.00	99.37	88.53	91.84	90.58	119.92

The graph is not, and is not intended to be, indicative of future performance of our common stock.

This performance graph shall not be deemed "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2025 to the results for the year ended December 31, 2024.

•
Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2025 and 2024, and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2025.

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

Material Trends and Developments

SUSTOL

We intend to wind down commercialization of SUSTOL over the next 12 months while we evaluate potential product updates. Subject to development progress, manufacturing readiness, and regulatory feedback, we may consider reintroducing SUSTOL as early as late 2027. During the wind down, we will continue to support customers and manage inventory responsibly, and we expect one-time transition costs, which we will quantify as plans are finalized.

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

Net Product Sales

Net product sales include revenue recognized for sales of ZYNRELEF, APONVIE, CINVANTI, and SUSTOL (collectively, our "Products") to a limited number of specialty distributors and full line wholesalers (collectively, our "customers"), less applicable sales allowances. The revenues we generate are dependent upon and subject to several factors, including those discussed in the "Risk Factors" section of this Annual Report on Form 10-K. Refer to the "Critical Accounting Estimates" section of this Annual Report on Form 10-K for further details on our revenue recognition policy.

Cost of Product Sales

Cost of product sales relates to the costs to produce, package and deliver our Products to our customers. These costs include raw materials, labor, manufacturing and quality control overhead, and depreciation of equipment, as well as shipping and distribution costs. The costs to produce, package and deliver our Products are dependent upon and subject to several factors as discussed in the "Risk Factors" section of this Annual Report on Form 10-K. See the "Critical Accounting Estimates" section of this Annual Report on Form 10-K for further details on our inventory policy.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense, income earned on our cash, cash equivalents and short-term investments, the amortization of debt issuance costs and debt discount related to our 2026 Convertible Notes, 2031 Convertible Notes and our Working Capital Facility Agreement, and write-off of property and equipment.

We may be able to control the timing and extent of the operating expenses, but some expenses may be incurred without regard to our actions due to contractual commitments. Our expectations are subject to various risks and assumptions, including but not limited to those listed under the section entitled "Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K.

Critical Accounting Estimates

A summary of the significant accounting policies is provided in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, stock-based compensation and accounting for debt and equity transactions. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606"). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

We believe our estimated allowances for distributor fees, group purchasing organization ("GPO") rebates and administrative fees, Medicaid rebates and prompt pay discounts do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

We believe our estimated allowance for product returns and GPO discounts requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We allow the majority of our customers to return product for credit beginning three months prior to the product expiration date and up to 12 months after the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product. We estimate anticipated GPO discounts based on the applicable contractual terms. We regularly monitor our estimates and record adjustments when trends, contract terms or other significant events indicate that a change in estimates is appropriate. To date, our estimates have not differed materially from actuals. However, subsequent changes in estimates may result in a material change to our product sales allowances, which could materially affect our results of operations and financial condition.

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

Accrued Clinical and Manufacturing Liabilities

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgment may be required include, among other things, costs associated with services provided by contract organizations for manufacturing of our Products. We accrue for costs incurred as the services are being provided by monitoring the status of the services provided, and the invoices received from our external service providers. Revisions are recorded to research and development expense or inventory in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense or inventory. However, a modification could result in a material charge to our results of operations.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. On December 31, 2025, we established a valuation allowance to offset our deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. To date, our estimates have not materially changed. However, subsequent changes in estimates may result in a significant change to our deferred tax assets and liabilities, which could materially affect our results of operations and financial condition.

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

Accounting for debt and equity transactions

We evaluate our debt and equity transactions in accordance with ASC Topic 470, Debt, ASC 480-10, Distinguishing Liabilities from Equity and ASC Subtopic 815-40, Contracts in Entity's Own Equity (“ASC 815-40”).

Through our evaluation of our debt transactions, we consider whether the transaction represents a troubled debt restructuring, an extinguishment or modification. Furthermore, consider whether the transaction includes embedded derivatives and whether any embedded derivatives require bifurcation. Changes in our judgments and conclusions could impact the effective interest expense and loss recognized on debt extinguishment, which could materially affect our net loss and net loss per share.

During the year ended December 31, 2025, we issued Series A convertible preferred stock, which required evaluation of classification of the Series A convertible preferred stock. Changes in our judgments and conclusions could impact the classification and carrying value of the Series A convertible preferred stock, which could affect our net loss and net loss per share.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the year ended December 31, 2025 to the year ended December 31, 2024. A similar discussion and analysis that compares the year ended December 31, 2024 to the year ended December 31, 2023 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Comparison of Results of Operations

	Years Ended December 31,
($ in thousands)	2025	% of Sales	2024	% of Sales
Net product sales	$154,904		$144,285
Cost of product sales	41,347	26.7%	38,648	26.8%
Gross Profit	$113,557		$105,637

Operating expenses:
Research and development	12,429	8.0%	16,683	11.6%
General and administrative	54,605	35.3%	53,397	37.0%
Sales and marketing	49,061	31.7%	47,085	32.6%
Loss from operations	$(2,538)	(1.6%)	$(11,528)	(8.0%)

Net Product Sales

	Years Ended December 31,
	2024	2023
Acute Care Net Product Sales	$49,643	$30,064
Oncology Net Product Sales	$105,261	$114,221
Total Net Product Sales	$154,904	$144,285

2025 vs. 2024
Acute Care Growth	65.1%
Oncology Growth	(7.8%)
Total Net Product Sales Growth	7.4%

Total acute care net product sales increased 65.1% during the year ended December 31, 2025, as compared to the prior year, primarily driven by an increase in the units sold as a result of increase in market share and new customers for both ZYNRELEF and APONVIE.

Total oncology net product sales decreased 7.8% during the year ended December 31, 2025, as compared to the prior year, primarily driven by an increase in gross to net adjustments to maintain market share of 23.0% and a decrease in SUSTOL units sold of 6.7%, offset by an increase in CINVANTI units sold of 21.8%.

Cost of Product Sales

Cost of product sales increased 7.0% or $2.7 million during the year ended December 31, 2025, as compared to the prior year and as a percentage of sales, decreased 0.1% during the same period. The increase in cost of product sales during the year ended December 31, 2025 was primarily driven by an increase in the units sold and product mix, which contributed $0.5 million to the increase in cost of product sales and an increase in inventory reserves and write-offs recorded of $2.1 million in the year ended December 31, 2025.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2025	2024
ZYNRELEF-related costs	$6,305	$6,424
CINVANTI-related costs	352	1,441
SUSTOL-related costs	95	428
APONVIE-related costs	2	405
Personnel costs and other expenses	4,642	6,129
Stock-based compensation expense	1,033	1,856
Total research and development expense	$12,429	$16,683

Research and development expense decreased 25.5% or $4.3 million during the year ended December 31, 2025, compared to the prior year and as a percentage of sales, decreased 3.6% during the same period. The decrease is primarily due to decreased personnel and related costs of $2.2 million due to terminations during the year ended December 31, 2024. The decrease is also due to $1.7 million more in asset write-offs in the year ended December 31, 2024 than in the year ended December 31, 2025.

General and Administrative Expense

General and administrative expense increased 2.3% or $1.2 million during the year ended December 31, 2025, compared to the prior year and as a percentage of sales, decreased 1.7% during the same period. The increase in general and administrative expenses during the year ended December 31, 2025 was due to a $0.9 million increase in expenses due to timing and an increase of $0.3 million in legal expenses primarily due to timing of litigation.

Sales and Marketing Expense

Sales and marketing expense increased 4.2% or $2.0 million during the year ended December 31, 2025, compared to the prior year and as a percentage of sales, decreased 0.9% during the same period. The increase in sales and marketing expense was primarily due to an increase in marketing costs of $2.7 million, primarily related to the promotion of ZYNRELEF. This increase was offset by a net decrease in personnel and related costs of $0.6 million as a result of an increase in headcount during the year ended December 31, 2025 contributing $1.3 million in expense, offset by a decrease in stock compensation expense of $1.9 million primarily due to one-time stock compensation expense in the year ended December 31, 2024.

Other (Expense) Income, Net

Other (expense) income, net increased $15.6 million during the year ended December 31, 2025, compared to the prior year, primarily due to the loss on debt extinguishment of $11.3 million, an increase in interest expense associated with our debt agreements, of $3.6 million, and a decrease in interest income of $0.7 million as a result of lower interest rates.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $46.6 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.

Our net loss for the year ended December 31, 2025 was $20.2 million, or $0.12 per share, compared to a net loss of $13.6 million, or $0.09 per share, for the same period in 2024.

Our net cash used in operating activities for the year ended December 31, 2025 was $27.6 million, compared to $22.5 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to changes in working capital, specifically, purchases of inventory, accounts receivable due to the timing of collections and accounts payable and accrued expenses due to the timing of payments.

Our net cash provided by investing activities for the year ended December 31, 2025 was $16.0 million, compared to $18.7 million for the same period in 2024. The decrease in cash provided by investing activities was primarily due to net maturities of short-term investments of $16.2 million for the year ended December 31, 2025, compared to net maturities of short-term investments of $20.4 million for the same period in 2024, offset by a decrease in purchases of property and equipment of $1.4 million during the year ended December 31, 2025 as compared to the prior year.

Our net cash provided by financing activities for the year ended December 31, 2025 was $14.4 million, compared to $0.9 million for the same period in 2024. The increase in cash provided by financing activities was primarily due to net proceeds of $13.4 million received from debt and equity financings completed in the third quarter of 2025. The increase in net cash provided by financing activities for the year ended December 31, 2025 was also a result of an increase in proceeds from transactions under the Employee Stock Purchase Plan and the equity incentive plan of $0.1 million.

Historically, we have financed our operations, including technology and product research and development, primarily through sales of our common stock, product sales and debt financings.

Material Cash Requirements

As of December 31, 2025, $111.2 million in aggregate principal amount, including accumulated paid-in-kind interest, under the Working Capital Facility Agreement were outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The Working Capital Facility agreement matures September 1, 2030.

As of December 31, 2025, $35.9 million aggregate principal amount, including accumulated paid-in-kind interest, for the 2031 Convertible Notes was outstanding (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The 2031 Convertible Notes mature on March 1, 2031, unless earlier converted, redeemed or repurchased.

On December 31, 2025, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our Products. Total purchase obligations of $19.0 million were not included in our consolidated financial statements for the year ended December 31, 2025, all of which are due within one year. We intend to use our current financial resources to fund our commitments under these purchase obligations.

As of December 31, 2025, we have a short-term operating lease for 9,882 square feet of office space in Cary, North Carolina, which was entered into in December 2025 and will expire on February 28, 2026. In August 2025, we entered into a lease agreement for 16,837 square feet of office space in Cary, North Carolina, with the lease term expected to commence no later than May 25, 2026 ("lease commencement date") and expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Heron Therapeutics, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heron Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the COSO.

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

Allowance for Product Returns

Description of the Matter

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company earns its revenue through the sale of its products, CINVANTI, SUSTOL, ZYNRELEF, and APONVIE, in the U.S. through a limited number of specialty distributors and full line wholesalers. The Company’s net product sales totaled $154.9 million for the year ended December 31, 2025. The amount of revenue recognized is net of product sales allowances for product returns, distributor fees, group purchasing organization (GPO) discounts and rebates, GPO administrative fees, Medicare rebates, and prompt pay discounts. As of December 31, 2025, the Company’s liability related to product sales allowances was $46.0 million. The allowances are recorded in the same period that the related revenue is recognized and create variability in the consideration that the Company expects to receive. Management’s estimated allowance for product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors due to the significant period of time that may occur between the time the product is shipped and the time the product may be returned. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of the allowance for product returns. Therefore, we identified management's allowance for product returns as a critical audit matter.

How We Addressed the Matter in Our Audit

To address this matter, through our integrated audit approach, we performed both control testing as well as substantive audit procedures. We obtained an understanding of, evaluated the design and tested the operating effectiveness of management’s controls over the Company’s processes related to recording the allowance for product returns, including testing management’s quarterly control to perform a hindsight analysis and review historical return rates.

We also evaluated the significant accounting policies relating to product returns, as well as management’s application of the policies, for appropriateness and reasonableness. As part of our substantive testing procedures, we performed the following procedures:

•
Obtained and read contract source documents to understand the key terms related to the Company’s contracts.
•
Tested the reasonableness of management’s assumptions in calculating the allowance for product returns by comparing the assumptions to historical data, peer group information, and, where available, subsequent product returns.
•
Evaluated whether the selected estimates were applied consistently across similar arrangements.
•
Selected a sample of transactions used in management’s assessment of its allowance for product returns analysis to test the completeness and accuracy of the data used in the analysis.

Additionally, we tested the mathematical accuracy of management’s calculation of revenue, net of product sales allowances, including product returns, and the associated timing of revenue recognition, in the consolidated financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2006.

Orlando, Florida

February 26, 2026

PCAOB ID Number 100

HERON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$28,647	$25,802
Short-term investments	17,984	33,481
Accounts receivable, net	89,587	78,881
Inventory, net	92,746	53,160
Prepaid expenses and other current assets	9,102	17,690
Total current assets	238,066	209,014
Property and equipment, net	12,403	14,863
Right-of-use lease assets	—	2,787
Other assets	5,408	6,483
Total assets	$255,877	$233,147
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,994	$11,709
Accrued clinical and manufacturing liabilities	26,597	25,402
Accrued payroll and employee liabilities	9,270	9,554
Other accrued liabilities	51,237	41,755
Current lease liabilities	—	3,037
Total current liabilities	96,098	91,457
Non-current notes payable, net	107,899	25,026
Non-current convertible notes payable, net	32,739	149,700
Other non-current liabilities	4,808	615
Total liabilities	241,544	266,798
Commitments and contingencies (see Note 6)
Stockholders’ deficit:
Common stock, $0.01 par value: 400,000,000 shares authorized; 188,314,430 shares issued and outstanding at December 31, 2025 and 152,127,878 shares issued and outstanding at December 31, 2024	1,883	1,521
Series A convertible preferred stock, $0.01 par value: 2,500,000 shares authorized; 70,012 shares issued and outstanding at December 31, 2025 and no shares issued and outstanding at December 31, 2024	1,050	—
Additional paid-in capital	1,951,185	1,884,409
Accumulated other comprehensive income	4	13
Accumulated deficit	(1,939,789)	(1,919,594)
Total stockholders’ equity (deficit)	14,333	(33,651)
Total liabilities and stockholders’ equity (deficit)	$255,877	$233,147

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023

Net product sales	$154,904	$144,285	$127,044
Cost of product sales	41,347	38,648	65,105
Gross profit	113,557	105,637	61,939
Operating expenses:
Research and development	12,429	16,683	39,133
General and administrative	54,605	53,397	65,778
Sales and marketing	49,061	47,085	67,643
Total operating expenses	116,095	117,165	172,554
Loss from operations	(2,538)	(11,528)	(110,615)
Other (expense) income, net:
Interest income	1,948	3,550	3,364
Interest expense	(9,605)	(6,032)	(3,868)
Loss on debt extinguishment	(11,339)	—	—
Other income	1,339	430	560
Total other (expense) income, net	(17,657)	(2,052)	56
Net loss	(20,195)	(13,580)	(110,559)
Other comprehensive (loss) income:
Unrealized (losses) gains on short-term investments	(9)	-	32
Comprehensive loss	$(20,204)	$(13,580)	$(110,527)
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.80)
Shares used in computing basic and diluted net loss per share	166,707	152,449	138,135

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Series A			Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	119,155	$1,191	—	$—	$1,807,855	$(19)	$(1,795,455)	$13,572
Issuance of common stock under Employee Stock Purchase Plan	717	7	—	—	897	—	—	904
Issuance of common stock under equity incentive plan	1,130	11	—	—	(914)	—	—	(903)
Issuance of common stock in a private placement	20,735	208	—	—	29,547	—	—	29,755
Issuance of common stock on exercise of pre-funded warrants	8,548	86	—	—	(85)	—	—	1
Issuance of warrant in debt financing	—	—	—	—	371	—	—	371
Stock-based compensation expense	—	—	—	—	32,854	—	—	32,854
Net loss	—	—	—	—	—	—	(110,559)	(110,559)
Net unrealized gain on short-term investments	—	—	—	—	—	32	—	32
Comprehensive loss	—	—	—	—	—	—	—	(110,527)
Balance, December 31, 2023	150,285	$1,503	—	$—	$1,870,525	$13	$(1,906,014)	$(33,973)
Issuance of common stock under Employee Stock Purchase Plan	640	6	—	—	631	—	—	637
Issuance of common stock under equity incentive plan	1,203	12	—	—	291	—	—	303
Stock-based compensation expense	—	—	—	—	12,962	—	—	12,962
Net loss	—	—	—	—	—	—	(13,580)	(13,580)
Comprehensive loss	—	—	—	—	—	—	—	(13,580)
Balance, December 31, 2024	152,128	$1,521	—	$—	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under Employee Stock Purchase Plan	658	7	—	—	846	—	—	853
Issuance of common stock under equity incentive plan	1,095	11	—	—	149	—	—	160
Issuance of common stock in settlement of 2026 Convertible Notes	16,667	167	—	—	30,500	—	—	30,667
Issuance of common stock in a private placement equity offering	13,225	132	—	—	18,175	—	—	18,307
Issuance of Series A convertible preferred stock in a private placement equity offering	—	—	524	7,862	—	—	—	7,862
Conversion of Series A convertible preferred stock to common stock	4,541	45	(454)	(6,812)	6,767	—	—	—
Stock-based compensation expense	—	—	—	—	10,339	—	—	10,339
Net loss	—	—	—	—	—	—	(20,195)	(20,195)
Net unrealized loss on short-term investments	—	—	—	—	—	(9)	—	(9)
Comprehensive loss	—	—	—	—	—	—	—	(20,204)
Balance, December 31, 2025	188,314	$1,883	70	$1,050	$1,951,185	$4	$(1,939,789)	$14,333

See accompanying Notes to Consolidated Financial Statements.

HERON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(20,195)	$(13,580)	$(110,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,339	12,962	32,854
Depreciation and amortization	2,314	2,492	2,899
Amortization of debt discount	744	751	133
Amortization of debt issuance costs	73	210	206
Accretion of discount on short-term investments	(739)	(2,143)	(1,739)
Retirement and impairment of property and equipment	414	4,409	617
(Gain)/Loss on disposal of property and equipment	—	(27)	10
Loss on extinguishment of debt	11,339	—	—
Change in operating assets and liabilities:
Accounts receivable	(10,706)	(18,744)	(8,088)
Inventory	(31,052)	(11,050)	12,463
Prepaid expenses and other assets	878	(9,927)	15,426
Accounts payable	(2,715)	8,469	15
Accrued clinical and manufacturing liabilities	1,399	3,220	(2,177)
Accrued payroll and employee liabilities	(284)	330	(4,192)
Other accrued liabilities	10,600	99	3,343
Net cash used in operating activities	(27,591)	(22,529)	(58,789)
Investing activities:
Purchases of short-term investments	(50,786)	(103,087)	(87,658)
Maturities and sales of short-term investments	67,014	123,480	107,185
Purchases of property and equipment	(317)	(1,706)	(1,545)
Proceeds from the sale of property and equipment	98	27	13
Net cash provided by investing activities	16,009	18,714	17,995
Financing activities:
Net proceeds from the sale of common stock	18,307	—	29,755
Proceeds from sale of Series A Convertible Preferred Stock	7,862	—	—
Cash paid for convertible notes extinguishment	(125,000)	—	—
Cash paid for notes payable extinguishment	(25,000)	—	—
Net proceeds from convertible note issuance	31,864	—	—
Net proceeds from notes payable issuance	105,381	—	24,350
Proceeds from warrant exercises	—	—	1
Proceeds from purchases under the Employee Stock Purchase Plan	853	637	904
Receipts (payments) for stock issued under the equity incentive plan	160	303	(903)
Net cash provided by financing activities	14,427	940	54,107
Net increase (decrease) in cash and cash equivalents	2,845	(2,875)	13,313
Cash and cash equivalents at beginning of year	25,802	28,677	15,364
Cash and cash equivalents at end of year	$28,647	$25,802	$28,677
Supplemental disclosure of cash flow information:
Interest paid	$6,512	$4,860	$3,059

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

As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $46.6 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission ("SEC").

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

Reclassification of Certain Expenses

The consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 reflects reclassification of certain expenses from research and development to general and administrative expenses to align with the Company's presentation for the year ended December 31, 2024 and December 31, 2025, as a result of the restructuring implemented in 2023 and the realignment of the Company's departments. These reclassifications resulted in no change to total operating expenses, loss from operations or net loss and no pro forma financial information is necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes and stock-based compensation. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments with contractual maturities of three months or less from the original purchase date.

Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other (expense) income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within other (expense) income, net.

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

Financial instruments, including cash and cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our convertible notes and non-current notes payable outstanding at December 31, 2025 and 2024 do not have a readily available ascertainable market value, however, their carrying value, which is measured at carrying value less unamortized debt issuance costs or debt discounts, is considered to approximate their fair value as the terms were based on market conditions.

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

ZYNRELEF, APONVIE, CINVANTI and SUSTOL (collectively, our "Products") are distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, our "customers") that resell to healthcare providers and hospitals, the end users of our Products.

The following includes the percentage of net product sales and accounts receivable balances for our three major customers, each of which comprised 10% or more of our net product sales:

	Net Product Sales Year Ended December 31			Accounts Receivable As of December 31,
	2025	2024	2023	2025	2024
Customer A	42.0%	43.3%	43.3%	42.0%	39.9%
Customer B	32.5%	36.1%	36.8%	29.4%	37.2%
Customer C	23.9%	19.4%	19.0%	28.1%	22.5%
Total	98.4%	98.8%	99.1%	99.5%	99.6%

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

As of December 31, 2025 and 2024, we determined that an allowance for credit losses was not required. For the years ended December 31, 2025, 2024 and 2023, we did not have any material write-offs of accounts receivable balances.

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

Leases

We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months are recorded as lease liabilities with corresponding right-of-use ("ROU") lease assets on the consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have elected the practical expedient to not separate lease and non-lease components.

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"). Topic 606 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. Such variable consideration includes estimates that take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

•
Product Returns - We allow the majority of our customers to return product for credit beginning three months prior to the product expiration date and up to 12 months after the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

•
Distributor Fees - We pay distribution service fees to our customers based on a contractually fixed percentage of the wholesale acquisition cost and fees for data. These fees are paid no later than two months after the quarter in which product was shipped.

•
Group Purchasing Organization ("GPO") Discounts and Rebates - We offer cash discounts to GPO members. These discounts are taken when the GPO members purchase product from our customers, who then charge back to us the discount amount. Additionally, we offer volume and contract-tier rebates to GPO members. Rebates are based on actual purchase levels during the quarterly rebate purchase period.

•
GPO Administrative Fees - We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

•
Medicaid Rebates - We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within six months after the quarter in which the product was sold.

•
Prompt Pay Discounts - We may provide discounts on product sales to our customers for prompt payment based on contractual terms.

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

Accrued Clinical and Manufacturing Liabilities

We accrue clinical and manufacturing costs based on work performed, which relies on estimates of the progress of the work completed and the related expenses incurred. Manufacturing contracts vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit or contain a combination of these elements. Revisions are recorded to research and development expense or inventory in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development expense or inventory. However, a modification could result in a material charge to our results of operations.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

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

Because we have incurred a net loss for all periods presented in the consolidated statements of operations and comprehensive loss, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2025	2024	2023
Stock options outstanding	28,705	26,082	24,575
Restricted stock units outstanding	3,799	1,981	1,405
Warrants outstanding	298	298	298
Series A convertible preferred stock outstanding	700	—	—
Shares of common stock underlying convertible notes outstanding	19,444	9,819	9,819

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the years ended December 31, 2025, 2024 and 2023 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net loss as reported on the consolidated statements of operations and comprehensive loss. The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive loss. The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

Recent Accounting Pronouncements

Recently Adopted

In December 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. This standard is effective for fiscal years beginning after December 15, 2024. The guidance was adopted prospectively. See Note 12 - Income taxes for additional information.

In November 2024, the FASB issued ASU No. 2024-04, Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), to improve the consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversions and Other Options. We early adopted the provisions of ASU 2024-04 during the year ended December 31, 2025 and concluded that the settlement of the 2026 Convertible Notes did not represent an induced conversion. Refer to Note 8 - Long-Term Debt and Convertible Notes for evaluation of the accounting of the transaction.

Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity regarding the existing required interim GAAP disclosures. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on our disclosures.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,313	$22,313	$—	$—
U.S. treasury bills and government agency obligations	9,534	9,534	—	—
U.S. corporate debt securities	7,035	—	7,035	—
Foreign corporate debt securities	2,225	—	2,225	—
Foreign commercial paper	3,979	—	3,979	—
U.S. commercial paper	1,545	—	1,545	—
Total	$46,631	$31,847	$14,784	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$23,860	$23,860	$—	$—
U.S. treasury bills and government agency obligations	14,868	14,868	—	—
U.S. corporate debt securities	13,644	—	13,644	—
Foreign corporate debt securities	5,913	—	5,913	—
Foreign commercial paper	998	—	998	—
Total	$59,283	$38,728	$20,555	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy.

As of December 31, 2025, cash equivalents included $11.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $5.4 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $1.9 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $9.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2025 and 2024 are included in cash and cash equivalents on the consolidated balance sheets.

4.
Balance Sheet Details

Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$5,542	$2	$—	$5,544
U.S. corporate debt securities	5,439	1	—	5,440
Foreign corporate debt securities	1,475	1	—	1,476
Foreign commercial paper	3,979	—	—	3,979
U.S. commercial paper	1,545	—	—	1,545
Total	$17,980	$4	$—	$17,984

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills and government agency obligations	$14,860	$8	$—	$14,868
U.S. corporate debt securities	11,699	3	—	11,702
Foreign corporate debt securities	5,911	2	—	5,913
Foreign commercial paper	998	—	—	998
Total	$33,468	$13	$—	$33,481

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses for the years ended December 31, 2025, 2024 and 2023.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive (loss) income. For the year ended December 31, 2025, we recorded $9,000 in net unrealized losses associated with our short-term investments. For the year ended December 31, 2024, we recorded no net unrealized gains or losses associated with our short-term investments. For the year ended December 31, 2023, we recorded $32,000 in net unrealized gains associated with our short-term investments.

Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the year ended December 31, 2025. We recognized $5,000 in realized gains during the year ended December 31, 2024, $1,000 in realized losses during the year ended December 31, 2023.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$59,250	$19,733
Work in process	26,613	27,190
Finished goods	6,883	6,237
Total inventory	$92,746	$53,160

	December 31,
	2025	2024
CINVANTI	$27,417	$36,484
SUSTOL	1,307	3,206
APONVIE	3,586	1,626
ZYNRELEF	60,436	11,844
Total inventory	$92,746	$53,160

The increase in raw materials during the year ended December 31, 2025 is for the purchase of polymer to support future production of ZYNRELEF.

Cost of product sales for the years ended December 31, 2025, 2024 and 2023 included charges of $4.6 million, $2.5 million and $20.3 million, respectively, relating to the reserves and write-offs of inventory.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$11,796	$21,224
Prepaid insurance	1,956	2,203
Deposits	254	274
Interest receivables	160	263
Other receivables	344	209
Total prepaid expenses and other assets	$14,510	$24,173

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Scientific equipment	$25,089	$30,342
Leasehold improvements	—	307
Computer equipment and software	18	1,047
Furniture, fixtures and office equipment	176	1,014
Property and equipment, gross	25,283	32,710
Less: accumulated depreciation and amortization	(12,880)	(17,847)
Property and equipment, net	$12,403	$14,863

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $2.3 million, $2.5 million and $2.9 million, respectively. As of December 31, 2025 and 2024, $1.7 million and $2.6 million of property and equipment, respectively, was in process and not depreciated during the respective years.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued employee salaries and benefits	$656	$1,591
Accrued bonuses	6,458	5,907
Accrued vacation	2,156	2,056
Total accrued payroll and employee liabilities	$9,270	$9,554

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued product sales allowances	$45,995	$37,419
Accrued consulting and professional fees	2,707	3,036
Other accrued liabilities	1,631	1,063
Accrued interest	904	237
Total other accrued liabilities	$51,237	$41,755

5.
Revenue Recognition

The following provides disaggregated net product sales (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
CINVANTI net product sales	$96,758	$100,079	$94,869
ZYNRELEF net product sales	38,072	25,546	17,727
APONVIE net product sales	11,571	4,518	1,391
SUSTOL net product sales	8,503	14,142	13,057
Total net product sales	$154,904	$144,285	$127,044

The following provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates, administrative and other fees, which are included in other accrued liabilities on the consolidated balance sheets (in thousands):

			Discounts,
			Rebates,
	Product	Distributor	Administrative and
	Returns	Fees	Other Fees	Total
Balance at December 31, 2024	$3,791	$5,883	$27,745	$37,419
Provision	1,983	35,624	230,096	267,703
Payments/credits	(1,259)	(34,179)	(223,689)	(259,127)
Balance at December 31, 2025	$4,515	$7,328	$34,152	$45,995

6.
Commitments and Contingencies

Litigation and other contingencies

The Company is, from time to time, subject to a variety of litigation and other proceedings incidental to its business, including lawsuits involving claims relating to intellectual property matters, employment matters, commercial disputes; as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions, or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon experience, current information and applicable law, the Company does not believe that these proceedings and claims will have a material adverse effect on its financial position, results of operations or cash flows.

Leases

As of December 31, 2025, our operating lease for 52,148 square feet of laboratory and office space in San Diego, California expired. In October 2021, we entered into a sublease agreement to sublet 23,873 square feet of laboratory and office space in San Diego, California. The space was delivered to the subtenant in March 2022. As a result of the sublease agreement, our one five-year option to renew this lease on expiration applied only with respect to our remaining 28,275 square feet of laboratory and office space.

In September 2023, we entered into a sublease agreement to sublet 5,840 square feet of office space in Cary, North Carolina, with a lease term that expired on April 30, 2025.

In September 2024, we entered into a short-term sublease agreement to sublet 9,882 square feet of office space in Cary, North Carolina, with a lease term that expired on November 30, 2025.

In December 2025, we entered into a short-term lease agreement for 9,882 square feet of office space in Cary, North Carolina, with a lease term that expires on February 28, 2026.

In August 2025, we entered into a lease agreement for 16,837 square feet of office space in Cary, North Carolina, with the lease term expected to commence no later than May 25, 2026 ("lease commencement date") and expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice. As the lease commencement date has not yet occurred, no right-of-use asset or lease liability has been recognized in the accompanying condensed consolidated financial statements. We provided the landlord with a letter of credit for $0.2 million, which is included within cash and cash equivalents in the condensed consolidated balance sheet.

Rent expense under all operating leases totaled $3.1 million, $3.0 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, we paid $3.2 million, $3.2 million and $3.0 million, respectively, for our operating leases.

Sublease rental income for the San Diego, CA sublease totaled $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023.

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

Purchase Obligations

On December 31, 2025, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers in connection with the manufacturing of our commercial products. Total purchase obligations of $19.0 million were not included in our consolidated financial statements for the year ended December 31, 2025, all of which are due within one year.

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

8.
Long-Term Debt and Convertible Notes

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the "Initial Working Capital Facility Agreement") with Hercules Capital, Inc., as administrative agent, collateral agent, and lender (the "Lender"). The Initial Working Capital Facility Agreement provided for an aggregate principal amount of up to $50.0 million with tranched availability as follows: (i) $25.0 million at closing on August 9, 2023 ("tranche 1A"), (ii) $5.0 million available through December 15, 2024 ("tranche 1B") and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 1B and (b) the expiration of tranche 1B, and available through December 15, 2025 ("tranche 1C"), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down.

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

In addition, in connection with the tranche 1A funding, we issued warrants to the Lender to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by the Lender (the "Warrant Coverage"). The Initial Working Capital Facility Agreement also required that we issue additional warrants to the Lender at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance. The Lender Warrant issued in conjunction with the tranche 1A funding remains outstanding on December 31, 2025.

On February 13, 2025, we entered into an amendment to the Initial Working Capital Facility Agreement (the "First Amendment to the Working Capital Facility Agreement") to extend the maturity date to the earlier of (a) September 1, 2027 and (b) to the extent that any of the 2026 Convertible Notes remain outstanding on such date, (i) May 12, 2026 or (ii) in the event that the maturity date of any 2026 Convertible Notes is extended, prior to May 12, 2026, to August 11, 2026, or later, the date that is 91 days prior to the maturity date of such further extended 2026 Convertible Notes.

On August 8, 2025, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement (the "Second Amendment to the Working Capital Facility Agreement"). The Second Amendment to the Working Capital Facility Agreement (i) provides for an aggregate principal amount of up to $150.0 million plus the accrued and unpaid paid-in-kind interest on the existing debt under the Initial Working Capital Facility Agreement at closing on August 12, 2025, (ii) extends the maturity date under the First Amendment to the Working Capital Facility Agreement to September 1, 2030, (iii) adjusts the interest rate to Prime, with a 7.5% floor, plus 1.95%, (iv) adjusts the paid-in-kind interest rate to 1.0% per annum, which is due upon maturity or payoff, (iv) provides for payment of a 1.0% upfront facility charge and an end of term charge of up to 6.25% of principal drawn. The loans under the Second Amendment to the Working Capital Facility Agreement do not have any scheduled amortization payments. The approximately $150.0 million aggregate principal has tranched availability as follows: (i) $110.0 million plus capitalized paid-in-kind interest of approximately $0.8 million on August 12, 2025 ("tranche 1"), (ii) $20.0 million available through December 15, 2026 ("tranche 2") and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 2 and (b) September 30, 2027 ("tranche 3"), and in the case of tranches 2 and 3, subject to certain customary conditions to draw down.

The Second Amendment to the Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. The Second Amendment to the Working Capital Facility Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. We were in compliance with all covenants of the Second Amendment to the Working Capital Facility Agreement as of December 31, 2025.

On January 30, 2026, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement and the Second Amendment to the Working Capital Facility Agreement (the “Third Amendment to Working Capital Facility Agreement”) to increase the end of term charge to be up to 6.50%, depending on the end of term.

The Initial Working Capital Facility Agreement, together with the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement and the Third Amendment to the Working Capital Facility Agreement are referred to collectively as the "Working Capital Facility Agreement".

The Second Amendment to the Working Capital Facility Agreement was accounted for in accordance with ASC Topic 470, Debt. Amendments are assessed by management to determine appropriate treatment as troubled debt restructurings, extinguishments or modifications. The Second Amendment to the Working Capital Facility Agreement qualifies as a debt extinguishment and issuance of a new debt instrument. We recorded a loss on extinguishment during the year ended December 31, 2025, of $5.5 million, equal to the carrying value of the Second Amendment to the Working Capital Facility Agreement less the carrying value of the First Working Capital Facility Agreement on August 12, 2025 of $0.3 million, the facility charge of $1.1 million paid to the lenders, the remaining Initial Working Capital Facility Agreement end of term fee of $0.2 million and the present value of Second Amendment to the Working Capital Facility Agreement end of term fee of $3.9 million. The Initial Working Capital Facility Agreement end of term fee is payable on September 1, 2027. The remaining Second Amendment to the Working Capital Facility Agreement end of term fee will be accreted to interest expense over the term of the agreement using the effective interest rate method.

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

In connection with the Second Amendment to the Working Capital Facility Agreement, we incurred debt issuance costs of $3.5 million, which was recorded as a debt discount. The debt discount is being amortized into interest expense using the effective interest rate method over the term of the Second Amendment to the Working Capital Facility Agreement. The effective interest rate as of December 31, 2025 is 11.6%.

For the year ended December 31, 2025, interest expense related to the Working Capital Facility Agreement was $7.1 million, which included $5.7 million related to the stated interest rate, $0.7 million related to paid-in-kind interest, and $0.7 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the year ended December 31, 2024, interest expense related to the Working Capital Facility Agreement was $3.7 million, which included $2.6 million related to the stated interest rate, $0.4 million related to paid-in-kind interest, and $0.7 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the year ended December 31, 2023, interest expense related to the Working Capital Facility Agreement was $1.3 million, which included $1.0 million related to the stated interest rate, $0.2 million related to paid-in-kind interest and $0.1 million related to the amortization of the debt discounts and accretion of the end of term fee.

As of December 31, 2025, the carrying value of the Working Capital Facility Agreement was $107.9 million, which is comprised of the $110.8 million principal amount outstanding, $0.4 million of accumulated paid-in-kind interest, less debt discounts of $3.3 million. The end of term fee accreted as of December 31, 2025, of $4.8 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

As of December 31, 2024, the carrying value of the Working Capital Facility Agreement was $25.0 million, which is comprised of the $25.0 million principal amount outstanding, and $0.5 million of accumulated paid-in-kind interest, less debt discounts of $0.5 million. The end of term fee accreted as of December 31, 2024, of $0.4 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

2026 Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million aggregate principal amount of senior unsecured convertible notes due in 2026 (the "2026 Convertible Notes"). We received a total of $149.0 million, net of issuance costs, from the issuance of the 2026 Convertible Notes.

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

On August 8, 2025, we entered into an exchange agreement pursuant to which $150.0 million aggregate principal amount of the 2026 Convertible Notes outstanding were exchanged for (i) 16,666,666 shares of common stock for an aggregate principal amount of $25.0 million of the 2026 Convertible Notes and (ii) the remaining $125.0 million plus accrued and unpaid interest under the 2026 Convertible Notes paid in cash, and which closed on August 12, 2025. As of December 31, 2025, no 2026 Convertible Notes remain outstanding.

The exchange agreement was accounted for in accordance with ASC 470-20, after the adoption of ASU 2024-04, whereby we concluded that the exchange did not qualify as an induced conversion. Thus, we accounted for the exchange as a debt extinguishment. We recorded a loss on extinguishment during the year ended December 31, 2025 of $5.8 million, which was equal to the carrying value of the 2026 Convertible Notes less the fair value of the consideration offered in the exchange. The fair value of the consideration offered in the exchange was determined to be $125.0 million for the cash consideration and $30.7 million for the common shares offered. The fair value of the common stock exchanged was determined using the closing price of the common stock on August 7, 2025.

For the year ended December 31, 2025, interest expense related to the 2026 Convertible Notes was $1.6 million, which included $1.5 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs.

For the year ended December 31, 2024, interest expense related to the 2026 Senior Convertible Notes was $2.4 million, which included $2.2 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs.

For the year ended December 31, 2023, interest expense related to the 2026Senior Convertible Notes was $2.5 million, which included $2.3 million related to the stated interest rate and $0.2 million related to the amortization of debt issuance costs.

2031 Senior Unsecured Convertible Notes

On August 8, 2025, we entered into a note purchase agreement with a fund affiliated with Rubric Capital Management LP, for a private placement of $35.0 million aggregate principal amount of senior unsecured convertible notes due 2031 (the "2031 Convertible Notes"), which closed on August 12, 2025. We received a total of $31.9 million, net of issuance costs and original issuance discount, from the issuance of the 2031 Convertible Notes.

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

We incurred issuance costs related to the 2031 Convertible Notes of $1.4 million, which we recorded as debt issuance costs and are included as a reduction to the 2031 Convertible Notes on the condensed consolidated balance sheets. We also incurred an original issuance discount of $1.8 million, which we recorded as a reduction to the 2031 Convertible Notes on the condensed consolidated balance sheets. The debt issuance costs and original issuance discount are being amortized to interest expense using the effective interest rate method over the term of the 2031 Convertible Notes, resulting in an effective interest rate of 7.14%.

For the year ended December 31, 2025, interest expense related to the 2031 Convertible Notes was $0.9 million, which included $0.9 million related to paid-in-kind interest and nil related to the amortization of debt issuance costs.

As of December 31, 2025, the carrying value of the 2031 Convertible Notes was $32.7 million, which is comprised of the $35.0 million principal amount of the 2031 Convertible Notes outstanding, $0.9 million of accumulated paid-in-kind interest, less debt issuance costs of $3.2 million.

9.
Stockholders’ Equity

2025 Private Placement

On August 8, 2025, we entered into a securities purchase agreement with the purchasers party thereto, for a private placement of (i) 13,225,227 shares of common stock at a purchase price of $1.50 per share and (ii) 524,141 shares of Series A convertible preferred stock, which would automatically convert upon stockholder approval and subject to beneficial ownership limitations, into 5,241,410 shares of common stock, at a conversion price of $1.50 per share (stated value of $15.00 per share) for aggregate gross proceeds of $27.7 million, and which closed on August 12, 2025. In connection with the private placement equity offering, we incurred issuance costs of $1.5 million. The Series A convertible preferred stock is convertible to common stock at a ratio of ten shares of common stock for each share of Series A convertible preferred stock and has a par value of $0.01. The Series A convertible preferred stock ranks senior to common stock with respect to dividend rights and rights on the distribution of assets in an event of liquidation. The Series A convertible preferred stockholders have no voting rights and are entitled to receive dividends on an as converted basis in the same form as dividends granted to holders of common stock. Upon a liquidation, the proceeds available for distribution would be paid pari passu among the holders of shares of common stock and Series A convertible preferred stock, pro rata based on the number of shares held by each such holder and on an as converted basis.

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

Upon shareholder approval in October 2025, 454,129 shares of Series A convertible preferred stock were converted to common stock, resulting in the issuance of 4,541,290 shares of common stock. The remaining 70,012 shares of Series A convertible preferred stock are subject to beneficial ownership limitations and thus did not convert to common stock as of December 31, 2025.

2023 Private Placement

On July 21, 2023, we entered into a Securities Purchase Agreement (the "2023 Private Placement") with the purchasers party thereto, whereby we sold 20.7 million shares of our common stock in a private placement at a purchase price of $1.37 per share. In addition, as a component of the 2023 Private Placement, we sold 1.2 million pre-funded warrants to purchase shares of our common stock at a purchase price of $1.3699 per share. The pre-funded warrants have an exercise price of $0.0001 per share. The total net proceeds from the sale of the common stock and pre-funded warrants was $29.8 million (net of $0.2 million in issuance costs). The 2023 Private Placement closed on July 25, 2023. The aggregate 21.9 million shares of our common stock issued pursuant to the 2023 Private Placement are registered for resale pursuant to a registration statement filed with and declared effective by the SEC in August 2023.

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance as of December 31, 2025 were as follows (in thousands):

Number of
Shares
Stock options outstanding	28,705
Restricted stock units outstanding	3,799
Shares available for future grants under the Amended & Restated 2007 Equity Incentive Plan	8,493
Shares of common stock reserved under the Employee Stock Purchase Plan	230
Shares of common stock underlying warrants	298
Shares of common stock underlying Series A Convertible Preferred Stock (see Note 9)	700
Shares of common stock underlying convertible notes outstanding (see Note 8)	19,444
Total shares reserved for future issuance	61,669

10.
Equity Incentive Plans

Employee Stock Purchase Plan

In 1997, our stockholders approved our Employee Stock Purchase Plan ("ESPP"). As of December 31, 2025, a total of 3,425,000 shares are reserved for our ESPP. Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the closing prices for our common stock on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 6 months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 658,274 and 639,681 shares in 2025 and 2024, respectively.

The weighted-average exercise price per share of the purchase rights exercised during 2025 and 2024 was $1.30 and $1.00, respectively. As of December 31, 2025, 3,195,400 shares of common stock have been issued under the ESPP and 229,600 shares of common stock are available for future issuance.

Equity Incentive Plan

We currently have one equity incentive plan from which we can grant options, restricted stock awards, restricted stock units ("RSUs"), and stock appreciation rights to employees, officers, directors and consultants. The stockholders approved our 2007 Amended and Restated Equity Incentive Plan ("2007 Plan") and as of December 31, 2025, 46,690,000 shares of common stock are authorized for issuance under the 2007 Plan. On December 31, 2025, there were 8,493,275 shares available for future grant under the 2007 Plan. Any shares that are subject to awards granted pursuant to the 2007 Plan that expire, are cancelled or are forfeited are available for future grant under the 2007 Plan.

In 2025, we granted options and RSUs to certain employees outside of the 2007 Plan as inducement equity awards. All such options to purchase our common stock were granted with an exercise price that equals fair market value of the underlying common stock on the grant dates and expire no later than 10 years from the date of grant. The options are exercisable in accordance with vesting schedules that generally provide for them to be fully vested and exercisable four years after the date of grant. All such RSUs vest ratably over four years. All stock options and RSU granted as inducement equity awards were approved by our Board of Directors and have been registered on Form S-8 with the SEC.

The following table summarizes the stock option activity for the year ended December 31, 2025:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2024	26,082	$4.46
Granted	6,511	$1.81
Exercised	(287)	$1.46
Cancelled	(3,601)	$11.73
Balance at December 31, 2025	28,705	$2.98

The following table summarizes the RSU activity for the year ended December 31, 2025:

	Outstanding RSUs
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at December 31, 2024	1,981	$2.35
Granted	2,956	$1.81
Released	(881)	$2.40
Forfeited	(257)	$2.43
Balance at December 31, 2025	3,799	$1.91

As of December 31, 2025, options outstanding have a weighted-average remaining contractual term of 7.64 years and options exercisable have a weighted-average remaining contractual term of 6.98 years.

Total intrinsic value of options outstanding, which is the excess of the closing price of our common stock on the last trading day of the calendar year and the exercise price, was $0.5 million on December 31, 2025, $1.5 million on December 31, 2024 and $2.8 million on December 31, 2023.

The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our common stock on the date of exercise, during the years ended December 31, 2025, 2024 and 2023 was $167,000, $385,000 and $10,000, respectively.

As of December 31, 2025, 2024 and 2023, the total intrinsic value of options outstanding and exercisable was $0.2 million, $0.4 million and $0.1 million, respectively.

	Years Ended December 31,
	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Exercisable at end of year	11,807	$4.64	9,589	$8.88	11,390	$12.87
Options vested or expected to vest	28,705	$2.98	26,082	$4.46	24,575	$7.06

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2025 were:

					Weighted-
		Weighted-			Average	Weighted-
		Average	Weighted-		Remaining	Average
		Remaining	Average		Contractual	Exercise
Outstanding	Range of	Contractual	Exercise	Options	Life (in years) of	Price of
Options	Exercise Prices	Life (in years)	Price	Exercisable	Options Exercisable	Options Exercisable
5,033	$0.97 - $1.51	7.64	$1.22	2,055	7.34	$1.26
17,215	$1.52 - $2.28	8.00	1.84	5,796	7.95	1.89
4,543	$2.32 - $3.48	8.00	2.67	2,070	7.05	2.87
56	$3.66 - $5.49	7.56	3.81	30	7.01	3.88
20	$5.50 - $8.25	6.24	5.87	18	6.24	5.86
321	$9.05 - $14.49	4.40	12.26	321	4.40	12.26
874	$14.87 - $22.305	3.14	16.44	874	3.14	16.44
583	$23.15 - $34.725	3.33	24.90	583	3.33	24.90
60	$38.20 - $57.30	2.65	38.38	60	2.65	38.38
28,705		7.64	$2.98	11,807	6.98	$4.64

Included within outstanding options of 28,705 at December 31, 2025 was 6,350 market-based stock option awards.

On December 31, 2025, we had reserved 32,503,914 shares of common stock for future issuance upon exercise of outstanding options and vesting of outstanding restricted stock units granted under the 2007 Plan, as well as the inducement award grants.

Stock-Based Compensation

The following summarizes stock-based compensation expense related to stock-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2025	2024	2023
Research and development	$1,033	$1,856	$6,505
General and administrative	7,200	7,138	16,846
Sales and marketing	2,106	3,968	9,503
Total stock-based compensation expense	$10,339	$12,962	$32,854

As of December 31, 2025, there was $22.0 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.2 years.

The fair value of RSUs is estimated based on the closing market price of our common stock on the date of the grant. RSUs generally vest quarterly over a four-year period.

We estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2025	2024	2023
Risk-free interest rate	4.0%	4.5%	3.7%
Dividend yield	—%	—%	—%
Volatility	79.9%	80.1%	68.1%
Expected life (years)	6	6	6 to 10

ESPP:

	December 31,
	2025	2024	2023
Risk-free interest rate	4.1%	4.9%	5.3%
Dividend yield	—%	—%	—%
Volatility	72.5%	95.3%	99.6%
Expected life (months)	6	6	6

The weighted-average grant date fair value of options granted was $1.32, $1.40 and $1.13 for the years ended December 31, 2025, 2024, and 2023 respectively.

The weighted-average fair value of shares purchased through the ESPP was $1.68, $1.53 and $0.64 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

11.
Employee Benefit Plan

We have a defined contribution 401(k) plan ("Plan") covering substantially all of our employees. For the year ended December 31, 2025 and 2024, we made matching cash contributions equal to 50% of each participant's contribution during the Plan year up to 6% per pay period. For the year ended December 31, 2023, we made matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $9,900. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2025, 2024 and 2023, we contributed $0.8 million, $0.7 million, and $1.0 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.

12.
Income Taxes

For the years ended December 31, 2024, 2023 and 2022, we did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets.

Following the adoption of ASU 2023-09, our tax provision and effective tax rate differed from the statutory federal rate as follows:

	December 31,
	2025
	Amount	Percent
Provision for income taxes at statutory federal income tax rate	$(4,241)	21.0%
State income taxes, net of federal income tax effect	—	—
Non-taxable or non-deductible items:
Stock-based compensation expense	5,701	(28.3%)
Non-deductible compensation	(2,595)	12.9%
Loss on debt extinguishment	2,381	(11.8%)
Change in valuation allowance	(1,633)	8.1%
Other reconciling items:
Provision to return adjustment	241	(1.2%)
Other	146	(0.7%)
Total tax provision and effective tax rate	$—	—

State taxes paid for all states where we are required to file was less than $10,000 during the year ended December 31, 2025. Alabama, California, and Tennessee made up the majority (greater than 50%) of the tax effect in the state tax, net of federal benefit category.

Prior to the adoption of ASU 2023-09, our tax provision and effective tax rate differed from the statutory federal rate as follows:

	2024		2023
	Amount	Percent	Amount	Percent
Provision for income taxes at statutory federal income tax rate	$(2,852)	21.0%	$(23,210)	21.0%
State income taxes, net of federal income tax effect	1,513	(11.1%)	(1,460)	1.3%
Stock-based compensation expense	7,968	(58.7%)	19,022	(17.2%)
Non-deductible compensation	2,630	(19.4%)	(4,682)	4.2%
Change in valuation allowance	(10,392)	76.5%	7,556	(6.8%)
Provision to return adjustment	285	(2.1%)	3,008	(2.7%)
Other	848	(6.2%)	(234)	0.2%
Total tax provision and effective tax rate	$—	—	$—	—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year-end are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$329,398	$324,175
Research and development credits	57,020	59,168
Section 174 capitalized research and development	17,954	25,117
Stock-based compensation	3,985	5,323
Lease liabilities	—	762
Other	6,642	5,262
Total gross deferred tax assets	414,999	419,807
Deferred tax liabilities:
Right-of-use lease assets	—	(699)
Total gross deferred tax liabilities	—	(699)
Valuation allowance	(414,999)	(419,108)
Net deferred tax assets	$—	$—

We have established a valuation allowance to offset net deferred tax assets as of December 31, 2025 and 2024 due to the uncertainty of realizing future tax benefits from such assets.

As of December 31, 2025, we had federal net operating loss ("NOL") carryforwards of $1.3 billion and state NOL carryforwards of $0.9 billion. The federal NOL carryforwards consist of $541.7 million generated before January 1, 2018, which began to expire in 2025, and $793.9 million that can be carried forward indefinitely, but are subject to the 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2028.

As of December 31, 2025 and December 31, 2024, we had federal and state research and development credit carryforwards of $44.1 million and $44.4 million, respectively. The federal research and development credit carryforwards began to expire in 2025. The state research and development credit carryforwards will be carried forward indefinitely.

Internal Revenue Code ("IRC") Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by NOL and credit carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL and credit carryforwards in excess of the IRC Sections 382 and 383 limitation. State jurisdictions have similar rules. We have performed an analysis of IRC Sections 382 and 383 through August 2025 and determined there were ownership changes in 2007, 2011 and 2013. The limitation in the federal and state NOL and research and development credit carryforwards that expire unused would reduce the deferred tax assets, which are fully offset by a valuation allowance.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2001 to 2025 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$10,903	$10,903
Decrease for tax positions of prior years	—	—
Increase based on tax positions related to current year	—	—
Balance at end of year	$10,903	$10,903

Due to our valuation allowance, the $10.9 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions. The Company has analyzed the changes in the OBBBA and incorporated those that are relevant to the financial statements for the current year.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act includes changes to the tax provisions that benefits business such as the Employee Retention Credit ("ERC"). The ERC provides an eligible employer with a tax credit that is allowed against certain employment taxes. We qualified for federal government assistance through the ERC provisions for the period between January 1, 2021 and September 30, 2021. We recognize government grants when there is reasonable assurance of compliance with grant conditions and receipt of the credits. For the year ended December 31, 2022, we recorded a one-time refund totaling $6.0 million, which was included in the consolidated balance sheets as prepaid expenses and other current assets, as well as in the consolidated statements of operations and comprehensive loss as an offset to the related employee expenses within research and development, general and administrative, and sales and marketing expenses. The one-time $6.0 million refund was received in the second quarter of 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of December 31, 2025. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2025, none of the Company's directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2025 (the "2025 Proxy Statement") in the sections titled: "Information Concerning the Board of Directors," "Information Concerning Executive Officers," "Delinquent Section 16(a) Reports," "Code of Ethics and Business Conduct," "Corporate Governance," "Insider Trading Policy," and "Report of the Audit Committee." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be contained in our 2026 Proxy Statement in the sections titled: "Director Compensation" and "Executive Compensation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our 2026 Proxy Statement in the sections titled: "Security Ownership of Certain Beneficial Owners and Management" and "Equity-Based Compensation Plan Information." Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our 2026 Proxy Statement in the sections titled: "Certain Relationships and Related Party Transactions" and "Board Independence." Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our 2026 Proxy Statement in the section titled: "Fees of the Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

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

3.9

Certificate of Designation of Series B Preferred Stock of Heron Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on August 14, 2025 (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on August 15, 2025

3.10

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

3.11	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.1, filed on February 8, 2019)
4.1	Common Stock Certificate (incorporated by reference to our Registration on Form S-3 (Registration No. 333-162968), as Exhibit 4.1, filed on November 6, 2009)
4.2	Form of Convertible Senior Unsecured Promissory Note (included in Exhibit 10.7)
4.3

Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 3.C, filed on December 19, 2006)

4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.5	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 10, 2022)
10.1†	Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.2, filed on June 30, 2023)
10.2†	Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to our Form S-8 Registration Statement, as Exhibit 99.1, filed on June 30, 2023)
10.3†	Form of 2007 Equity Incentive Plan Stock Option Agreement
10.4†	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement
10.5†	Form of Indemnification Agreement
10.6#+	Agreement of Sublease, dated as of September 23, 2024 by and between the Company and Crown Castle USA, Inc.
10.7

Note Purchase Agreement, dated August 8, 2025, by and among Heron Therapeutics, Inc. the purchasers party from time to time thereto and Rubric Capital Management LP (incorporated by reference to our Registration Statement on Form S-3, as Exhibit 10.1, filed on September 9, 2025)

10.8

Cooperation Agreement, dated August 8, 2025, by and among Heron Therapeutics, Inc. and Rubric Capital Management L.P. (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on August 12, 2025)

10.9†

Executive Employment Agreement, dated April 3, 2023, by and between the Company and Craig Collard (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.1, filed on August 14, 2023)

10.10†

Management Retention Agreement, dated June 6, 2023, by and between the Company and William Forbes (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.3, filed on August 14, 2023)

10.11†

Management Retention Agreement, dated June 16, 2023, by and between the Company and Ira Duarte (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as Exhibit 10.4, filed on August 14, 2023)

10.12†

Management Retention Agreement, dated April 28, 2025, by and between the Company and Mark Hensley (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.3, filed on August 8, 2025)

10.13†	Form of Inducement Notice of Grant of Stock Options and Option Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.3, filed on August 6, 2024)
10.14†

Form of Inducement Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to our Registration Statement on Form S-8, as Exhibit 99.4, filed on August 6, 2024)

10.15#

Working Capital Facility Agreement dated August 9, 2023, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.10, filed on August 14, 2023)

10.16#

First Amendment to Working Capital Facility Agreement, dated as of February 13, 2025, by and among the Company, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.1, filed on February 20, 2025)

10.17+

Second Amendment to Working Capital Facility Agreement, dated August 8, 2025, by and between Heron Therapeutics, Inc. and Hercules Capital, Inc., as administrative agent, collateral agent, and lender (incorporated by reference to our Current Report on Form 8-K, as Exhibit 10.2, filed on August 12, 2025)

10.18+*	Third Amendment to Working Capital Facility Agreement, dated January 30, 2026, by and between Heron Therapeutics, Inc. and Hercules Capital, Inc., as administrative agent, collateral agent, and lender
10.19+

Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.1, filed on May 7, 2024)

10.20+

Amendment No. 1 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.1, filed on November 12, 2024)

10.21+

Amendment No. 2 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, as Exhibit 10.2, filed on November 12, 2024)

10.22+

Amendment No. 3 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and CrossLink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.1, filed on August 8, 2025)

10.23+

Amendment No. 4 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and CrossLink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.2, filed on August 8, 2025)

10.24+

Amendment No. 5 to Co-Promotion Agreement, dated as of January 5, 2024, by and between the Company and CrossLink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.4, filed on August 8, 2025)

10.25+

Amendment No. 6 to Co-Promotion Agreement, dated as of August 15, 2025, by and between the Company and Crosslink Network, LLC (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.8, filed on November 4, 2025)

10.26+	Amendment No. 7 to Co-Promotion Agreement, dated as of August 15, 2025, by and between the Company and Crosslink Network, LLC

10.27+

Framework Agreement, dated August 6, 2025, by and between Heron Therapeutics, Inc. and Patheon Austria GmbH & Co KG (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.1, filed on November 4, 2025)

10.28+

Office Lease Agreement, dated August 22, 2025, by and between Heron Therapeutics, Inc. and USEF HCG Fenton LLC (incorporated by reference to our Quarterly Report on Form 10-Q as Exhibit 10.7, filed on November 4, 2025)

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

+ Certain information has been omitted from the exhibit in compliance with Item 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

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

HERON THERAPEUTICS, INC.

DATE: February 26, 2026	BY:	/s/ CRAIG COLLARD
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

Signature	Title	Date

/s/ CRAIG COLLARD	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Craig Collard

/s/ IRA DUARTE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Ira Duarte

/s/ TOM CUSACK	Director	February 26, 2026
Tom Cusack

/s/ SHARMILA DISSANAIKE	Director	February 26, 2026
Sharmila Dissanaike

/s/ MICHAEL KASETA	Director	February 26, 2026
Michael Kaseta

/s/ CRAIG JOHNSON	Director	February 26, 2026
Craig Johnson

/s/ ADAM MORGAN	Chairman of the Board of Directors	February 26, 2026
Adam Morgan

/s/ CHRISTIAN WAAGE	Director	February 26, 2026
Christian Waage