Form 10-Q
period 2026-03-31
HERON THERAPEUTICS, INC. /DE/
filed 2026-05-11
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-33221

HERON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2875566 (I.R.S. Employer Identification No.)

25 Fenton Main Street, Suite 300 Cary, North Carolina	27511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 251-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HRTX	The Nasdaq Capital Market

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 6, 2026 was 189,279,369.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•
our inability to achieve, or delay in achieving or sustaining profitability;
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

You should refer to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026, (the "2025 Annual Report"), Quarterly reports on Form 10-Q and other reports for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and while we may elect to update these forward-looking statements in our future filings under the Exchange Act, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$26,117	$28,647
Short-term investments	18,667	17,984
Accounts receivable, net	83,693	89,587
Inventory, net	92,539	92,746
Prepaid expenses and other current assets	7,968	9,102
Total current assets	228,984	238,066
Property and equipment, net	12,025	12,403
Other assets	5,207	5,408
Total assets	$246,216	$255,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,970	$8,994
Accrued clinical and manufacturing liabilities	25,166	26,597
Accrued payroll and employee liabilities	6,390	9,270
Other accrued liabilities	49,990	51,237
Total current liabilities	90,516	96,098
Non-current notes payable, net	108,307	107,899
Non-current convertible notes payable, net	33,327	32,739
Other non-current liabilities	4,929	4,808
Total liabilities	237,079	241,544
Stockholders' equity:
Common stock	1,886	1,883
Series A convertible preferred stock	1,050	1,050
Additional paid-in capital	1,954,107	1,951,185
Accumulated other comprehensive loss	(6)	4
Accumulated deficit	(1,947,900)	(1,939,789)
Total stockholders' equity	9,137	14,333
Total liabilities and stockholders' equity	$246,216	$255,877

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net product sales	$34,711	$38,903
Cost of product sales	10,638	8,457
Gross profit	24,073	30,446
Operating expenses:
Research and development	2,385	2,279
General and administrative	12,145	12,702
Sales and marketing	14,308	12,311
Total operating expenses	28,838	27,292
(Loss) income from operations	(4,765)	3,154
Other expense, net	(3,346)	(519)
Net (loss) income	(8,111)	2,635
Other comprehensive (loss) income:
Unrealized loss on short-term investments	(10)	(12)
Comprehensive (loss) income	$(8,121)	$2,623
Basic net (loss) income per share	$(0.04)	$0.02
Diluted net (loss) income per share	$(0.04)	$0.01
Weighted average common shares outstanding, basic	189,646	153,490
Weighted average common shares outstanding, diluted	189,646	196,921

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands)

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	188,314	$1,883	70	$1,050	$1,951,185	$4	$(1,939,789)	$14,333
Issuance of common stock under equity incentive plan	262	3	—	—	(54)	—	—	(51)
Stock-based compensation expense	—	—	—	—	2,976	—	—	2,976
Net loss	—	—	—	—	—	—	(8,111)	(8,111)
Net unrealized loss on short-term investments	—	—	—	—	—	(10)	—	(10)
Comprehensive loss								(8,121)
Balance as of March 31, 2026 (unaudited)	188,576	$1,886	70	$1,050	$1,954,107	$(6)	$(1,947,900)	$9,137

	Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' (Deficit)
Balance as of December 31, 2024	152,128	$1,521	—	$—	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under equity incentive plan	299	3	—	—	61	—	—	64
Stock-based compensation expense	—	—	—	—	2,511	—	—	2,511
Net income	—	—	—	—	—	—	2,635	2,635
Net unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Comprehensive income								2,623
Balance as of March 31, 2025 (unaudited)	152,427	$1,524	—	$-	$1,886,981	$1	$(1,916,959)	$(28,453)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(8,111)	$2,635
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	2,976	2,511
Depreciation and amortization	529	551
Amortization of debt discount and debt issuance costs	220	211
Accretion of discount on short-term investments	(144)	(281)
Retirement and impairment of property and equipment	7	—
Gain on disposal of property and equipment	—	(34)
Change in operating assets and liabilities:
Accounts receivable	5,894	145
Inventory	(169)	(3,772)
Prepaid expenses and other assets	1,122	(8,604)
Accounts payable	(24)	624
Accrued clinical and manufacturing liabilities	(611)	(5,466)
Accrued payroll and employee related liabilities	(2,880)	(3,103)
Other accrued expenses	(349)	5,713
Net cash used in operating activities	(1,540)	(8,870)
Investing activities:
Purchases of short-term investments	(13,139)	(22,902)
Maturities and sales of short-term investments	12,591	25,242
Purchases of property and equipment	(391)	(109)
Proceeds from sale of property and equipment	—	42
Net cash (used in) provided by investing activities	(939)	2,273
Financing activities:
(Payments) receipts for stock issued under the equity incentive plan	(51)	64
Net cash (used in) provided by financing activities	(51)	64
Net decrease in cash and cash equivalents	(2,530)	(6,533)
Cash and cash equivalents at beginning of period	28,647	25,802
Cash and cash equivalents at end of period	$26,117	$19,269
Supplemental disclosure of cash flow information:
Interest paid	$2,627	$636

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

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $44.8 million. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements included in our 2025 Annual Report.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2026	As of March 31, 2026
Customer A	36.4%	36.2%
Customer B	36.2%	36.1%
Customer C	25.4%	27.4%
Total	98.0%	99.7%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable. As of March 31, 2026, and December 31, 2025, we do not have an allowance for credit losses.

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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended March 31,
	2026	2025
CINVANTI net product sales	$20,535	$25,742
SUSTOL net product sales	547	2,859
ZYNRELEF net product sales	10,235	8,042
APONVIE net product sales	3,394	2,260
Total net product sales	$34,711	$38,903

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2025	$4,515	$7,328	$34,152	$45,995
Provision	94	8,183	52,364	$60,641
Payments/credits	(382)	(9,087)	(52,529)	$(61,998)
Balance at March 31, 2026	$4,227	$6,424	$33,987	$44,638

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

Because we have incurred a net loss for the three months ended March 31, 2026, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

As of March 31,
2026
Stock options outstanding	28,512
Restricted stock units outstanding	11,340
Warrants outstanding	298
Series A Preferred Stock convertible to common shares	700
Shares of common stock underlying convertible notes outstanding	19,444

For the three months ended March 31, 2025, we recognized net income. Accordingly, the computations of the numerator (earnings or loss) and denominator (shares) to calculate the basic and diluted earnings per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2025
	Income	Shares
Basic:
Net income	$2,635	153,490

Earnings per share, basic	$0.02

Diluted:
Net income	$2,635	153,490
Effect of dilutive securities:
Stock options outstanding	—	29,462
Restricted stock units outstanding	—	3,852
Warrants outstanding	—	298
Shares of common stock underlying convertible notes outstanding	—	9,819
Net income, diluted	$2,635	196,921

Earnings per share, diluted	$0.01

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the three months ended March 31, 2026 and 2025 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net loss as reported on the consolidated statements of operations and comprehensive loss. The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive loss. The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$21,466	$21,466	$—	$—
U.S. treasury bills and government agency obligations	9,651	9,651	—	—
Foreign commercial paper	6,339	—	6,339	—
Foreign corporate debt securities	3,382	—	3,382	—
U.S. corporate debt securities	2,261	—	2,261	—
U.S. commercial paper	1,685	—	1,685	—
Total	$44,784	$31,117	$13,667	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,313	$22,313	$—	$—
U.S. treasury bills and government agency obligations	9,534	9,534	—	—
Foreign commercial paper	3,979	—	3,979	—
Foreign corporate debt securities	2,225	—	2,225	—
U.S. corporate debt securities	7,035	—	7,035	—
U.S. commercial paper	1,545	—	1,545	—
Total	$46,631	$31,847	$14,784	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three months ended March 31, 2026 or 2025.

As of March 31, 2026, cash equivalents included $11.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $7.1 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2025, cash equivalents included $11.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $5.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2026 and December 31, 2025 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at March 31, 2026 and December 31, 2025 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$8,155	$—	$—	$8,155
Foreign commercial paper	6,341	—	(2)	6,339
Foreign corporate debt securities	2,586	—	(2)	2,584
U.S. corporate debt securities	799	—	(2)	797
U.S. commercial paper	792	—	—	792
Total	$18,673	$—	$(6)	$18,667

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$5,542	$2	$—	$5,544
U.S. corporate debt securities	5,439	1	—	5,440
Foreign commercial paper	3,979	—	—	3,979
U.S. commercial paper	1,545	—	—	1,545
Foreign corporate debt securities	1,475	1	—	1,476
Total	$17,980	$4	$—	$17,984

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three months ended March 31, 2026 and 2025.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2026 and 2025.

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$60,558	$59,250
Work in process	21,622	26,613
Finished goods	10,359	6,883
Total inventory	$92,539	$92,746

	March 31, 2026	December 31, 2025
CINVANTI	$26,631	$27,417
SUSTOL	951	1,307
ZYNRELEF	61,266	60,436
APONVIE	3,691	3,586
Total inventory	$92,539	$92,746

For the three months ended March 31, 2026, cost of product sales included charges of $0.3 million relating to reserves and write-offs of inventory. For the three months ended March 31, 2025, we did not incur any charges relating to reserves and write-offs of inventory.

7. Commitments and Contingencies

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

In December 2025, we entered into a short-term lease agreement for 9,882 square feet of office space in Cary, North Carolina, with a lease term that expired on February 28, 2026.

During the three months ended March 31, 2026, we recognized $0.1 million of operating lease expense. During the three months ended March 31, 2026, we paid $0.1 million for our operating leases.

During the three months ended March 31, 2025, we recognized $0.8 million of operating lease expense. During the three months ended March 31, 2025, we paid $0.8 million for our operating leases.

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

In addition, in connection with the tranche 1A funding, we issued warrants to the Lender to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by the Lender (the "Warrant Coverage"). The Initial Working Capital Facility Agreement also required that we issue additional warrants to the Lender at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance. The Lender Warrant issued in conjunction with the tranche 1A funding remains outstanding at March 31, 2026.

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

On August 8, 2025, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement (the “Second Amendment to the Working Capital Facility Agreement”). The Second Amendment to the Working Capital Facility Agreement (i) provides for an aggregate principal amount of up to $150.0 million plus the accrued and unpaid paid-in-kind interest on the existing debt under the Initial Working Capital Facility Agreement at closing on August 12, 2025, (ii) extends the maturity date under the First Amendment to the Working Capital Facility Agreement to September 1, 2030, (iii) adjusts the interest rate to Prime, with a 7.5% floor, plus 1.95%, (iv) adjusts the paid-in-kind interest rate to 1.0% per annum, which is due upon maturity or payoff, (v) provides for payment of a 1.0% upfront facility charge and an end of term charge of up to 6.25% of principal drawn. The loans under the Second Amendment to the Working Capital Facility Agreement do not have any scheduled amortization payments. The approximately $150.0 million aggregate principal has tranched availability as follows: (i) $110.0 million plus capitalized paid-in-kind interest of approximately $0.8 million on August 12, 2025 (“tranche 1”), (ii) $20.0 million available through December 15, 2026 (“tranche 2”) and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 2 and (b) September 30, 2027 (“tranche 3”), and in the case of tranches 2 and 3, subject to certain customary conditions to draw down.

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

On January 30, 2026, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement and the Second Amendment to the Working Capital Facility Agreement (the “Third Amendment to Working Capital Facility Agreement”) to increase the end of term charge to be up to 6.50%, depending on the end of term. We were in compliance with all covenants of the Third Amendment to the Working Capital Facility Agreement as of March 31, 2026.

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

The Third Amendment to the Working Capital Facility Agreement was accounted for in accordance with ASC Topic 470, Debt. Amendments are assessed by management to determine appropriate treatment as troubled debt restructurings, extinguishments or modifications. The Third Amendment to the Working Capital Facility Agreement qualifies as a modification.

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

In connection with the Second Amendment to the Working Capital Facility Agreement, we incurred debt issuance costs of $3.5 million, which was recorded as a debt discount. The debt discount is being amortized into interest expense using the effective interest rate method over the term of the Second Amendment to the Working Capital Facility Agreement. The effective interest rate as of March 31, 2026 is 11.7%.

For the three months ended March 31, 2026, interest expense related to the Working Capital Facility Agreement was $3.2 million, which included $2.6 million related to the stated interest rate, $0.3 million related to paid-in-kind interest, and $0.3 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the three months ended March 31, 2025, interest expense related to the Working Capital Facility Agreement was $0.9 million, which included $0.6 million related to the stated interest rate, $0.1 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts.

As of March 31, 2026, the carrying value of the Working Capital Facility Agreement was $108.3 million, which is comprised of the $110.8 million principal amount outstanding, $0.7 million of accumulated paid-in-kind interest, less debt discounts of $3.2 million.

The end of term fee accreted as of March 31, 2026, of $4.9 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

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

On August 8, 2025, we entered into an exchange agreement pursuant to which $150.0 million aggregate principal amount of the 2026 Convertible Notes outstanding were exchanged for (i) 16,666,666 shares of common stock for an aggregate principal amount of $25.0 million of the 2026 Convertible Notes and (ii) the remaining $125.0 million plus accrued and unpaid interest under the 2026 Convertible Notes paid in cash, and which closed on August 12, 2025. As of March 31, 2026, no 2026 Convertible Notes remain outstanding.

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

For the three months ended March 31, 2025, interest expense related to the 2026 Convertible Notes was $0.6 million, which included $0.5 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs.

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

For the three months ended March 31, 2026, interest expense related to the 2031 Convertible Notes was $0.6 million, which included $0.6 million related to paid-in-kind interest and $0.03 million related to the accretion of debt issuance costs.

As of March 31, 2026, the carrying value of the 2031 Convertible Notes was $33.3 million, which is comprised of the $35.0 million principal amount of the 2031 Convertible Notes outstanding, $1.6 million of accumulated paid-in-kind interest, less debt issuance costs of $3.3 million.

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

Upon shareholder approval in October 2025, 454,129 shares of Series A convertible preferred stock were converted to common stock, resulting in the issuance of 4,541,290 shares of common stock. The remaining 70,012 shares of Series A convertible preferred stock are subject to beneficial ownership limitations and thus did not convert to common stock as of March 31, 2026.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	28,705	$2.98	7.64
Granted	219	$1.14
Exercised	—	$—
Expired and forfeited	(412)	$6.10
Outstanding at March 31, 2026	28,512	$2.92	7.42

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model and for market-based stock option grants using the Monte Carlo simulation model. The following are the weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.9%	4.3%
Dividend yield	0.0%	0.0%
Volatility	79.8%	80.1%
Expected life (years)	6 to 10	6 to 10

The following table summarizes the restricted stock unit activity ("RSUs") for the three months ended March 31, 2026:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	3,799	$1.91
Granted	7,947	$1.32
Released	(302)	$1.89
Expired and forfeited	(104)	$1.54
Outstanding at March 31, 2026	11,340	$1.50

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

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	For the Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.8%	4.9%
Dividend yield	0.0%	0.0%
Volatility	71.3%	95.3%
Expected life (months)	6	6

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$254	$244
General and administrative	1,854	1,572
Sales and marketing	868	695
Total stock-based compensation expense	$2,976	$2,511

As of March 31, 2026, there was $29.3 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of two years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2026.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our 2025 Annual Report, continue to be accurate for the three months ended March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our 2025 Annual Report. Some information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the sections entitled "Forward-Looking Statements" and "Risk Factors" in our 2025 Annual Report, Quarterly Reports on Form 10-Q and other reports for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations and comprehensive loss by comparing the results for the three months ended March 31, 2026 and 2025.
•
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended March 31, 2026 and 2025, and a discussion of our outstanding commitments and contingencies that existed as of March 31, 2026.

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

APONVIE was approved by the FDA in September 2022 and became commercially available in the U.S. in March 2023. APONVIE is indicated for the prevention of PONV in adults. CMS granted pass-through payment status for APONVIE, effective April 1, 2023, which expired March 31, 2026. Effective April 1, 2026, CMS has approved a new permanent Healthcare Common Procedure Coding System J-code for APONVIE.

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

Recent Events

There are no other material recent events during the three months ended March 31, 2026.

Material Trends and Developments

There are no other material changes to our material trends and developments disclosures included in our 2025 Annual Report during the three months ended March 31, 2026.

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

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, stock-based compensation and accounting for debt and equity transactions. There are no material changes to our critical accounting estimates disclosures included in our 2025 Annual Report, during the three months ended March 31, 2026.

Recent Accounting Pronouncements

See Note 3 - Accounting Policies - Recent Accounting Pronouncements to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
($ in thousands)	2026	% of Sales	2025	% of Sales
Net product sales	$34,711		$38,903
Cost of product sales	10,638	30.6%	8,457	21.7%
Gross profit	$24,073		$30,446

Operating expenses:
Research and development	2,385	6.9%	2,279	5.9%
General and administrative	12,145	35.0%	12,702	32.7%
Sales and marketing	14,308	41.2%	12,311	31.6%
(Loss) income from operations	$(4,765)	(13.7%)	$3,154	8.1%

Net Product Sales

	Three Months Ended March 31,
	2026	2025
Acute Care Net Product Sales	$13,629	$10,302
Oncology Net Product Sales	21,082	28,601
Total Net Product Sales	$34,711	$38,903

Total acute care net product sales increased by $3.3 million or 32.3% during the three months ended March 31, 2026, as compared to the comparable period in 2025. The increase was primarily attributable to an increase in the units sold as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total oncology net product sales decreased by $7.5 million or 26.3% during the three months ended March 31, 2026, as compared to the comparable period in 2025. The decrease was primarily attributable to a decrease in units sold.

Cost of Product Sales and Gross Profit

Cost of product sales increased by $2.2 million or 25.8% during the three months ended March 31, 2026, as compared to the comparable period in 2025 and as a percentage of sales increased 8.9% during the same period.

Gross profit for the three months ended March 31, 2026 was 69.4%, compared to 78.3% for the comparable period in 2025.

The increase in cost of product sales for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily attributable to an increase of $0.3 million of inventory reserves and write-offs recorded and an increase of $1.9 million in the cost of units sold, primarily due to supplier mix.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
ZYNRELEF-related costs	$967	$818
CINVANTI-related costs	154	—
Personnel costs and other expenses	1,010	1,217
Stock-based compensation expense	254	244
Total research and development expense	$2,385	$2,279

Research and development expense increased by $0.1 million or 4.7%, during the three months ended March 31, 2026 compared to the same period in 2025. The increase in costs is primarily attributable to an increase in contract services due to timing.

General and Administrative Expense

General and administrative expense decreased by $0.6 million or 4.4%, during the three months ended March 31, 2026 compared to the same period in 2025. The decrease in costs is primarily attributable to a decrease in rent expense of $1.0 million due to the termination of leases and a decrease in legal expenses of $0.9 million due to timing of litigation proceedings. These decreases were offset by an increase in personnel related costs and stock compensation expense of $1.1 million due to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense increased by $2.0 million or 16.2%, during the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily attributable to an increase in personnel related costs and stock compensation expense of $1.0 million due to an increase in headcount, and an increase in marketing expense, primarily related to ZYNRELEF, of $1.0 million.

Other Expense, Net

For the three months ended March 31, 2026, other expense, net was $3.3 million, compared to $0.5 million, for the same period in 2025. The increase in expense is related to the increase in interest expense of $2.3 million as a result of the debt refinancing completed in 2025 and the loss of sublease income of $0.3 million due to the San Diego, California lease termination.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $44.8 million. Our net loss for the three months ended March 31, 2026 was $8.1 million, or loss per share of $0.04, compared to net income of $2.6 million, or earnings per share of $0.02, for the same period in 2025. We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion as of March 31, 2026. From our inception through March 31, 2026, we have financed our growth and operations, including technology and product research and development, primarily through the issuance of common stock, convertible notes and warrants, product sales and debt financings. Based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

Future Funding Requirements

We continuously evaluate our liquidity and capital resources, including access to external capital, in light of current economic and market conditions and our operational performance. Our future cash requirements and the adequacy of our available funds will depend on many factors, primarily including our ability to generate revenue and the scope and costs of our commercial and research and development activities. We were in compliance with all covenants of the Third Amendment to the Working Capital Facility Agreement as of March 31, 2026. In the event of a default under the Working Capital Facility Agreement or any future debt agreement, our lenders could declare all outstanding principal, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full.

Cash Flows

The net change in cash and cash equivalents consisted of the following:

Our net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $1.5 million and $8.9 million, respectively. The decrease in net cash used in operating activities of $7.4 million or 82.6%, was primarily attributable to the net loss of $8.1 million for the three months ended March 31, 2026 compared to net income of $2.6 million for the three months ended March 31, 2025, as well as payments for inventory, accounts payable, and accrued clinical and manufacturing liabilities.

Our net cash used in investing activities for the three months ended March 31, 2026 was $0.9 million compared to net cash provided by investing activities for the three months ended March 31, 2025 was $2.3 million. The change in net cash used in investing activities of $3.2 million, was primarily attributable to net purchases of short-term investments of $0.5 million for the three months ended March 31, 2026 compared to net maturities of short-term investments of $2.3 million for the three months ended March 31, 2025.

Our net cash used in financing activities for the three months ended March 31, 2026 was $0.05 million, compared to net cash provided by financing activities for the three months ended March 31, 2025, which was $0.06 million.

Material Cash Requirements

There are no material changes to our material cash requirements disclosures included in our 2025 Annual Report during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our 2025 Annual Report. There are no material changes to the quantitative and qualitative disclosures included in our 2025 Annual Report during the three months ended March 31, 2026.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed below, there are no material changes from the legal proceedings previously disclosed in our 2025 Annual Report during the three months ended March 31, 2026.

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

On December 11, 2023, the Company received a Paragraph IV notice of certification (the “Slayback Notice”) from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. (“Azurity”)) advising that Slayback had submitted a new drug application (“NDA”) under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of U.S. Patent Nos. 12,115,254 and 12,115,255. On May 23, 2025, the Company filed an amended complaint against Slayback, Azurity and related entities adding an allegation of patent infringement of U.S. Patent No. 12,290,520. On September 16, 2025, the parties entered into a stipulation (Case No. 24-1363, D.I. 119) limiting the issues for trial. On November 17, 2025, the parties commenced a two-day bench trial centered on Azurity’s §112 defenses of claims from U.S. Patent Nos. 12,115,255 and 12,290,520 that cover CINVANTI. On February 6, 2026, the post-trial briefing was completed, and, on March 24, 2026, the Court held closing arguments. The Company awaits the Court’s decision. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI. As a result of our initial complaint for patent infringement, the FDA may not approve Slayback’s NDA until the earlier of June 12, 2026 or resolution of the litigation.

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

On November 19, 2025, the Company received a Paragraph IV notice of certification (the “Baxter Notice”) from Baxter Healthcare Corporation (“Baxter”) advising that Baxter had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI (“Baxter’s ANDA for a generic version of CINVANTI”) in the U.S. prior to the expiration of the Noticed CINVANTI Patents, which are listed in the Orange Book. On December 23, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Baxter and a related entity in the U.S. District Court for the District of Delaware in response to the filing of Baxter’s ANDA for a generic version of CINVANTI. The Company entered into a settlement agreement with Baxter to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Baxter’s ANDA for a generic version of CINVANTI. In connection with the settlement, on April 28, 2026, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

ITEM 1A. RISK FACTORS

Investing in our common stock involves risks. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. "Risk Factors" in our 2025 Annual Report, Quarterly Reports on Form 10-Q, and other reports, including our financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information contained in the section entitled "Forward-Looking Statements." Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, significant changes to U.S. trade policy, including potential new or increased tariffs, along with countermeasures by the affected countries, may impact global trade, create sourcing challenges with respect to raw materials and instruments and increase our costs, potentially harming our business. The U.S. has imposed increased tariffs on certain countries and other countries have responded by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted and may continue to disrupt the global markets and escalate geopolitical tensions between the U.S. and other countries. The extent of the impact of such tariffs and proposed regulations on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations. Further, the U.S. may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. For a discussion on the BIOSECURE Act and related risks, see "Risk Factors - Risks Related to Our Business - If we cannot maintain satisfactory pricing of our Products that is also acceptable to the U.S. government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, our product sales may be adversely affected and our future revenue may suffer" in our Annual Report on Form 10-K for the year ended December 31, 2025.

In addition, the U.S. Department of Commerce has initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”). Further, the U.S. announced a 100% tariff on any branded or patented pharmaceuticals imported into the U.S., from drug manufacturers that do not have, or are not in the process of building, a manufacturing facility in the U.S., which has been delayed as negotiations with large drug manufacturers continue. Following the Section 232 investigations and other policy changes related to Most Favored Nation drug pricing, in April 2026, an executive order issued pursuant to Section 232, which seeks to impose up to a 100% tariff on imported patented pharmaceutics, subject to certain exceptions for certain products and for companies that have an agreement regarding Most Favored Nation drug pricing or onshore manufacturing. Currently, the various tariffs that have been announced and enacted are not expected to have a material impact on the Company. However, new tariffs or changes in the facts and circumstances impacting the Company could have a material impact to the Company. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

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

Provisions contained in our debt instruments may have a negative impact on our business.

Our Working Capital Facility Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. Our 2031 Convertible Notes also contain provisions that trigger events of default for incurring certain additional indebtedness or any default of our obligations under certain material agreements we may enter into. As a result, we may not be able to raise funds through the issuance of additional debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives. In addition, our Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control. We are in compliance with all covenants as of the period covered by this Quarterly Report on Form 10-Q. We cannot provide any assurances that we will be able to maintain compliance with such restrictions and covenants in the future. In the event of a default under the Working Capital Facility Agreement or any future debt agreement, our lenders could declare all outstanding principal, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full.

We may not be able to satisfy the continued listing requirements of Nasdaq to maintain a listing of our common stock.

As a company listed on The Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s maintenance requirements for the continued listing of our common stock, our common stock may be delisted. For the 27 consecutive business days from March 10, 2026 through April 16, 2026, the closing bid price of our common stock did not meet the $1.00 per share minimum bid price required for continued listing on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), a failure to meet the continued listing requirement for minimum price shall be determined to exist if the deficiency continues for a period of 30 consecutive business days. Upon receipt of notice from Nasdaq of such failure, a registrant has an initial 180-calendar day compliance period to regain compliance, and if a registrant is unable to regain compliance during this initial period, such registrant may be eligible for an additional 180-day compliance period, subject to meeting other continued listing standards and providing written notice to Nasdaq of its intent to cure the deficiency. A registrant regains compliance by having a closing bid price of at least $1.00 per share of common stock for a minimum of 10 consecutive business days, unless Nasdaq exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

Although we are currently in compliance with all continued listing requirements through the period covered by this Quarterly Report on Form 10-Q, we cannot provide any assurances that we will continue to satisfy these requirements in the future. If our common stock is delisted, it may result in reduced liquidity of our common stock, limited availability of market quotations for our common stock, limited news and analyst coverage of our common stock, and a decreased ability to issue additional securities or raise capital through financing sources on terms that are acceptable to us, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no new Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended March 31, 2026, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

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

Heron Therapeutics, Inc.

Date: May 11, 2026	By:	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)