Form 10-Q
period 2026-06-30
HERON THERAPEUTICS, INC. /DE/
filed 2026-08-10
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 5, 2026 was 189,852,307.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

In this Quarterly Report on Form 10-Q, all references to "Heron," the "Company," "we," "us," "our" and similar terms refer to Heron Therapeutics, Inc. and its wholly owned subsidiary, Heron Therapeutics B.V., Heron Therapeutics®, the Heron logo, ZYNRELEF®, APONVIE®, CINVANTI®, SUSTOL®, and Biochronomer® are our trademarks, which are protected under applicable intellectual property laws and are the property of Heron. All other trademarks appearing or incorporated by reference into this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks. We do not intend our use or display of other parties' trademarks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•
the timing, outcome, and our ability to successfully defend ourselves against pending or threatened litigation or investigations, including unforeseen third-party infringement claims involving our Products and product candidates;
•
the scope of protection we are able to establish and maintain for our intellectual property rights regarding our Products, our product candidates, our Biochronomer Technology and our other technology;
•
our ability to continue as a going concern without additional funding;
•
the ability of our common stock to meet the minimum requirements for continued listing on the Nasdaq Capital Market;
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
•
our ability to comply with covenants in our Working Capital Facility Agreement;
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$20,721	$28,647
Short-term investments	21,943	17,984
Accounts receivable, net	89,571	89,587
Inventory, net	90,585	92,746
Prepaid expenses and other current assets	7,025	9,102
Total current assets	229,845	238,066
Property and equipment, net	11,814	12,403
Right-of-use lease asset	5,596	—
Other assets	5,007	5,408
Total assets	$252,262	$255,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,641	$8,994
Accrued clinical and manufacturing liabilities	22,178	26,597
Accrued payroll and employee liabilities	6,632	9,270
Other accrued liabilities	51,494	51,237
Current lease liability	200	—
Total current liabilities	92,145	96,098
Non-current notes payable, net	108,725	107,899
Non-current convertible notes payable, net	33,925	32,739
Non-current lease liability	5,504	—
Other non-current liabilities	5,055	4,808
Total liabilities	245,354	241,544
Stockholders' equity:
Common stock	1,895	1,883
Series A convertible preferred stock	1,050	1,050
Additional paid-in capital	1,957,358	1,951,185
Accumulated other comprehensive (loss) income	(6)	4
Accumulated deficit	(1,953,389)	(1,939,789)
Total stockholders' equity	6,908	14,333
Total liabilities and stockholders' equity	$252,262	$255,877

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product sales	$37,666	$37,200	$72,377	$76,103
Cost of product sales	11,572	9,857	22,210	18,314
Gross profit	26,094	27,343	50,167	57,789
Operating expenses:
Research and development	2,702	2,934	5,087	5,213
General and administrative	11,276	14,471	23,421	27,173
Sales and marketing	14,160	11,575	28,468	23,886
Total operating expenses	28,138	28,980	56,976	56,272
(Loss) income from operations	(2,044)	(1,637)	(6,809)	1,517
Other expense, net	(3,445)	(744)	(6,791)	(1,263)
Net (loss) income	(5,489)	(2,381)	(13,600)	254
Other comprehensive (loss) income:
Unrealized loss on short-term investments	-	(2)	(10)	(14)
Comprehensive (loss) income	$(5,489)	$(2,383)	$(13,610)	$240
Basic net (loss) income per share	$(0.03)	$(0.02)	$(0.07)	$0.00
Diluted net (loss) income per share	$(0.03)	$(0.02)	$(0.07)	$0.00
Weighted average common shares outstanding, basic	190,335	154,020	189,993	153,804
Weighted average common shares outstanding, diluted	190,335	154,020	189,993	197,751

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands)

			Series A			Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2025	188,314	$1,883	70	$1,050	$1,951,185	$4	$(1,939,789)	$14,333
Issuance of common stock under equity incentive plan	262	3	—	—	(54)	—	—	(51)
Stock-based compensation expense	—	—	—	—	2,976	—	—	2,976
Net loss	—	—	—	—	—	—	(8,111)	(8,111)
Net unrealized loss on short-term investments	—	—	—	—	—	(10)	—	(10)
Comprehensive loss								(8,121)
Balance as of March 31, 2026 (unaudited)	188,576	1,886	70	1,050	1,954,107	(6)	(1,947,900)	9,137
Issuance of common stock under equity incentive plan	654	7	—	—	(150)	—	—	(143)
Issuance of common stock under the employee stock purchase plan	229	2	—	—	223	—	—	225
Stock-based compensation expense	—	—	—	—	3,178	—	—	3,178
Net loss and comprehensive loss	—	—	—	—	—	—	(5,489)	(5,489)
Balance as of June 30, 2026 (unaudited)	189,459	$1,895	70	$1,050	$1,957,358	$(6)	$(1,953,389)	$6,908

			Series A			Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance as of December 31, 2024	152,128	$1,521	—	$—	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under equity incentive plan	299	3	—	—	61	—	—	64
Stock-based compensation expense	—	—	—	—	2,511	—	—	2,511
Net income	—	—	—	—	—	—	2,635	2,635
Net unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Comprehensive income								2,623
Balance as of March 31, 2025 (unaudited)	152,427	1,524	-	-	1,886,981	1	(1,916,959)	(28,453)
Issuance of common stock under equity incentive plan	438	5	—	—	189	—	—	194
Issuance of common stock under the employee stock purchase plan	388	4	—	—	583	—	—	587
Stock-based compensation expense	—	—	—	—	2,797	—	—	2,797
Net loss	—	—	—	—	—	—	(2,381)	(2,381)
Net unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Comprehensive loss								(2,383)
Balance as of June 30, 2025 (unaudited)	153,253	$1,533	—	$-	$1,890,550	$(1)	$(1,919,340)	$(27,258)

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(13,600)	$254
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	6,154	5,308
Depreciation and amortization	981	1,162
Amortization of debt discount and debt issuance costs	446	417
Accretion of discount on short-term investments	(294)	(520)
Retirement and impairment of property and equipment	7	—
Loss on disposal of property and equipment	—	95
Change in operating assets and liabilities:
Accounts receivable	16	(1,050)
Inventory	(852)	(19,805)
Prepaid expenses and other assets	2,322	698
Accounts payable	2,545	328
Accrued clinical and manufacturing liabilities	(1,019)	(8,083)
Accrued payroll and employee related liabilities	(2,638)	(3,083)
Other accrued expenses	2,179	4,541
Net cash used in operating activities	(3,753)	(19,738)
Investing activities:
Purchases of short-term investments	(27,856)	(32,087)
Maturities and sales of short-term investments	24,181	41,958
Purchases of property and equipment	(529)	(317)
Proceeds from sale of property and equipment	—	53
Net cash (used in) provided by investing activities	(4,204)	9,607
Financing activities:
(Payments) receipts for stock issued under the equity incentive plan	(194)	258
Proceeds from purchases under the employee stock purchase plan	225	587
Net cash provided by financing activities	31	845
Net decrease in cash and cash equivalents	(7,926)	(9,286)
Cash and cash equivalents at beginning of period	28,647	25,802
Cash and cash equivalents at end of period	$20,721	$16,516
Supplemental disclosure of cash flow information:
Interest paid	$5,320	$2,412
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,695	$—

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

Liquidity and Going Concern

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $42.7 million. From our inception through June 30, 2026, we have financed our operations, including technology and product research and development, primarily through issuances of our common stock, convertible notes and warrants, product sales and debt financings. Subsequent to the receipt of the Fourth Amendment to the Working Capital Facility Agreement (described further below) and based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

Our Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. In the event of a default under the Working Capital Facility Agreement or any future debt agreement, our lenders could declare all outstanding principal, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full. On August 7, 2026, we entered into a Waiver, Consent, and Fourth Amendment to the Working Capital Facility Agreement (the “Fourth Amendment to the Working Capital Facility Agreement”) to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement and the Third Amendment to the Working Capital Facility Agreement. The Fourth Amendment to the Working Capital Facility Agreement, among other things, (a) waives the minimum revenue and minimum EBITDA financial covenants for the fiscal quarter ended June 30, 2026 and (b) amends the Working Capital Facility Agreement as more fully described in this Form 10-Q (see Note 8 - Long-Term Debt and Convertible Notes).

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should we be unable to continue as a going concern.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements included in our 2025 Annual Report.

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

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	As of June 30, 2026
Customer A	41.1%	38.8%	40.1%
Customer B	30.6%	33.4%	34.3%
Customer C	26.1%	25.7%	24.8%
Total	97.8%	97.9%	99.2%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable. As of June 30, 2026, and December 31, 2025, we do not have an allowance for credit losses.

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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
CINVANTI net product sales	$21,793	$24,143	$42,328	$49,886
SUSTOL net product sales	540	2,404	1,088	5,263
ZYNRELEF net product sales	11,056	8,189	21,291	16,230
APONVIE net product sales	4,277	2,464	7,670	4,724
Total net product sales	$37,666	$37,200	$72,377	$76,103

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2025	$4,515	$7,328	$34,152	$45,995
Provision	334	17,307	111,454	129,095
Payments/credits	(636)	(16,506)	(110,083)	(127,225)
Balance at June 30, 2026	$4,213	$8,129	$35,523	$47,865

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in unrealized gains and losses on available-for-sale securities are included in other comprehensive (loss) income and represent the difference between our net (loss) income and comprehensive (loss) income for all periods presented.

Net (Loss) Income per Share

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

Because we have incurred a net loss for the three and six months ended June 30, 2026 and the three months ended June 30, 2025, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	As of June 30,
	2026	2025
Stock options outstanding	28,263	29,697
Restricted stock units outstanding	10,579	4,133
Warrants outstanding	298	298
Series A Preferred Stock convertible to common shares	700	—
Shares of common stock underlying convertible notes outstanding	19,444	9,819

For the six months ended June 30, 2025, we recognized net income. Accordingly, the computations of the numerator (earnings or loss) and denominator (shares) to calculate the basic and diluted earnings per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive (loss) income are as follows (in thousands, except per share amounts):

	Six Months Ended June 30, 2025
	Income	Shares
Basic:
Net income	$254	153,804

Earnings per share, basic	$0.00

Diluted:
Net income	$254	153,804
Effect of dilutive securities:
Stock options outstanding	—	29,697
Restricted stock units outstanding	—	4,133
Warrants outstanding	—	298
Shares of common stock underlying convertible notes outstanding	—	9,819
Net income, diluted	$254	197,751

Earnings per share, diluted	$0.00

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the three and six months ended June 30, 2026 and 2025 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net loss as reported on the consolidated statements of operations and comprehensive (loss) income. The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive (loss) income. The Company's operating segments do not record intercompany revenue nor allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$18,027	$18,027	$—	$—
U.S. treasury bills and government agency obligations	7,905	7,905	—	—
Foreign commercial paper	8,366	—	8,366	—
U.S. corporate debt securities	4,397	—	4,397	—
U.S. commercial paper	2,477	—	2,477	—
Foreign corporate debt securities	1,492	—	1,492	—
Total	$42,664	$25,932	$16,732	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,313	$22,313	$—	$—
U.S. treasury bills and government agency obligations	9,534	9,534	—	—
Foreign commercial paper	3,979	—	3,979	—
U.S. corporate debt securities	7,035	—	7,035	—
U.S. commercial paper	1,545	—	1,545	—
Foreign corporate debt securities	2,225	—	2,225	—
Total	$46,631	$31,847	$14,784	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, cash equivalents included $8.3 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $12.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2025, cash equivalents included $11.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $5.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2026 and December 31, 2025 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at June 30, 2026 and December 31, 2025 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value, as the terms were based on market conditions.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$7,908	$—	$(3)	$7,905
Foreign commercial paper	6,571	—	(1)	6,570
U.S. corporate debt securities	3,500	—	(1)	3,499
U.S. commercial paper	2,478	—	(1)	2,477
Foreign corporate debt securities	1,492	—	—	1,492
Total	$21,949	$—	$(6)	$21,943

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$5,542	$2	$—	$5,544
Foreign commercial paper	3,979	—	—	3,979
U.S. corporate debt securities	5,439	1	—	5,440
U.S. commercial paper	1,545	—	—	1,545
Foreign corporate debt securities	1,475	1	—	1,476
Total	$17,980	$4	$—	$17,984

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and six months ended June 30, 2026 and 2025.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive (loss) income. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive (loss) income. We did not recognize any realized gains or losses during the three and six months ended June 30, 2026 and 2025.

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$58,088	$59,250
Work in process	24,275	26,613
Finished goods	8,222	6,883
Total inventory	$90,585	$92,746

	June 30, 2026	December 31, 2025
CINVANTI	$24,987	$27,417
SUSTOL	426	1,307
ZYNRELEF	61,156	60,436
APONVIE	4,016	3,586
Total inventory	$90,585	$92,746

For the three and six months ended June 30, 2026, cost of product sales included charges of $1.0 million and $1.3 million, respectively, relating to reserves and write-offs of inventory. For the three and six months ended June 30, 2025, cost of product sales included charges of $0.5 million relating to reserves and write-offs of inventory.

7. Commitments and Contingencies

Litigation and other contingencies

The Company is, from time to time, subject to a variety of litigation and other proceedings incidental to its business, including lawsuits involving claims relating to intellectual property matters, employment matters, commercial disputes; as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions, or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. A recent court ruling in an intellectual property matter has had a material adverse effect on the Company’s financial position, results of operations or cash flows. The outcomes of the Company’s legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be a change in the scope of one or more of these matters or that any other future legal matters will or will not be material to Company’s financial position, results of operations or cash flows for a particular period.

Leases

In August 2025, we entered into an operating lease agreement for 16,837 square feet of office space in Cary, North Carolina. The lease commenced on May 1, 2026, and will expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice. We recorded a right-of-use lease asset and lease liability of $5.7 million, upon lease commencement. We provided the landlord with a letter of credit for $0.2 million, which is included within cash and cash equivalents in the condensed consolidated balance sheet.

In December 2025, we entered into a short-term operating lease agreement for 9,882 square feet of office space in Cary, North Carolina, with a lease term that expired on February 28, 2026.

During the three and six months ended June 30, 2026, we recognized $0.1 million and $0.2 million of operating lease expense, respectively. During the three months ended June 30, 2026, we did not incur any cash payments for our operating leases. During the six months ended June 30, 2026, we paid $0.1 million for our operating leases.

During the three and six months ended June 30, 2025, we recognized $0.8 million and $1.6 million of operating lease expense. During the three and six months ended June 30, 2025, we paid $0.8 million and $1.6 million for our operating leases, respectively.

Annual future minimum lease payments as of June 30, 2026 are as follows (in thousands):

2026	$—
2027	576
2028	646
2029	665
2030	685
Thereafter	3,412
Total future minimum lease payments	5,984
Less: discount	280
Total lease liabilities	$5,704

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

In addition, in connection with the tranche 1A funding, we issued warrants to the Lender to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Lender Warrants"). The Lender Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by the Lender (the "Warrant Coverage"). The Initial Working Capital Facility Agreement also required that we issue additional warrants to the Lender at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Lender Warrant is exercisable for seven years from the date of issuance. The Lender Warrant issued in conjunction with the tranche 1A funding remains outstanding at June 30, 2026.

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

On August 7, 2026, we entered into a Waiver, Consent and Fourth Amendment to the Working Capital Facility Agreement (the “Fourth Amendment to the Working Capital Facility Agreement”) to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement and the Third Amendment to the Working Capital Facility Agreement. The Fourth Amendment to the Working Capital Facility Agreement, among other things, (a) waives the minimum revenue and minimum EBITDA financial covenants for the fiscal quarter ended June 30, 2026 and (b) amends the Working Capital Facility Agreement to (i) require a prepayment by the Company of $17,500,000 in principal amount outstanding under the Working Capital Facility Agreement (the “Prepayment”), consisting of a $13,500,000 prepayment made upon effectiveness of the Fourth Amendment to the Working Capital Facility Agreement and a second prepayment of up to $4,000,000 due on or before September 15, 2026 (which second prepayment may be reduced, including to zero, if certain conditions set forth therein are met), together with End of Term Fees of $661,500 and up to $196,000, respectively plus accrued PIK Interest (as defined under the Fourth Amendment to the Working Capital Facility Agreement) due on such Prepayment with any fees associated with the Prepayment to be waived, (ii) eliminate the future availability of $20.0 million through December 15, 2026 (“tranche 2”) and $20.0 million through September 30, 2027 (“tranche 3”), (iii) revises the minimum revenue covenant, the minimum EBITDA covenant and the minimum cash covenant effective as of the reporting period ending August 31, 2026, (iv) permits the Company to enter into an agreement for certain products, subject to lenders' approval of the final terms, and (v) includes certain other covenants regarding other potential strategic transactions.

The Initial Working Capital Facility Agreement, together with the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement, the Third Amendment to the Working Capital Facility Agreement and the Fourth Amendment to the Working Capital Facility Agreement are referred to collectively as the "Working Capital Facility Agreement".

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

The tranche 1 funding under the Second Amendment to the Working Capital Facility Agreement is accounted for as debt and was recorded as a liability on the condensed consolidated balance sheets. In addition, the additional borrowings available under the Second Amendment to the Working Capital Facility Agreement are accounted for as a single freestanding financial instrument that are not assets or obligations of ours and will be accounted for when and if we borrow additional tranches in the future.

In connection with the Second Amendment to the Working Capital Facility Agreement, we incurred debt issuance costs of $3.5 million, which was recorded as a debt discount. The debt discount is being amortized into interest expense using the effective interest rate method over the term of the Second Amendment to the Working Capital Facility Agreement. The effective interest rate as of June 30, 2026 is 11.7%.

For the three months ended June 30, 2026, interest expense related to the Working Capital Facility Agreement was $3.2 million, which included $2.7 million related to the stated interest rate, $0.3 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the six months ended June 30, 2026, interest expense related to the Working Capital Facility Agreement was $6.4 million, which included $5.3 million related to the stated interest rate, $0.6 million related to paid-in-kind interest, and $0.5 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the three months ended June 30, 2025, interest expense related to the Working Capital Facility Agreement was $0.9 million, which included $0.6 million related to the stated interest rate, $0.1 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the six months ended June 30, 2025, interest expense related to the Working Capital Facility Agreement was $1.8 million, which included $1.3 million related to the stated interest rate, $0.2 million related to paid-in-kind interest, and $0.3 million related to the amortization of the debt discounts and accretion of the end of term fee.

As of June 30, 2026, the carrying value of the Working Capital Facility Agreement was $108.7 million, which is comprised of the $110.8 million principal amount outstanding, $0.9 million of accumulated paid-in-kind interest, less debt discounts of $3.0 million. The end of term fee accreted as of June 30, 2026, of $5.1 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

2026 Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million aggregate principal amount of senior unsecured convertible notes due 2026 (the “2026 Convertible Notes”).

On August 8, 2025, we entered into an exchange agreement pursuant to which $150.0 million aggregate principal amount of the 2026 Convertible Notes outstanding were exchanged for (i) 16,666,666 shares of common stock for an aggregate principal amount of $25.0 million of the 2026 Convertible Notes and (ii) the remaining $125.0 million plus accrued and unpaid interest under the 2026 Convertible Notes paid in cash, and which closed on August 12, 2025. As of June 30, 2026, no 2026 Convertible Notes remain outstanding.

For the three months ended June 30, 2025, interest expense related to the 2026 Convertible Notes was $0.6 million, which included $0.5 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs.

For the six months ended June 30, 2025, interest expense related to the 2026 Convertible Notes was $1.2 million, which included $1.1 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs.

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

The 19,444,444 shares of common stock issuable upon the conversion, at the option of the holder, of the 2031 Convertible Notes, are registered for resale pursuant to a registration statement filed with and declared effective by the SEC in September 2025.

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

For the three months ended June 30, 2026, interest expense related to the 2031 Convertible Notes was $0.6 million, which included $0.6 million related to paid-in-kind interest and $0.03 million related to the accretion of debt issuance costs.

For the six months ended June 30, 2026, interest expense related to the 2031 Convertible Notes was $1.2 million, which included $1.3 million related to paid-in-kind interest and $0.1 million related to the accretion of debt issuance costs.

As of June 30, 2026, the carrying value of the 2031 Convertible Notes was $33.9 million, which is comprised of the $35.0 million principal amount of the 2031 Convertible Notes outstanding, $2.2 million of accumulated paid-in-kind interest, less debt issuance costs of $3.3 million.

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

Upon shareholder approval in October 2025, 454,129 shares of Series A convertible preferred stock were converted to common stock, resulting in the issuance of 4,541,290 shares of common stock. The remaining 70,012 shares of Series A convertible preferred stock are subject to beneficial ownership limitations and thus did not convert to common stock as of June 30, 2026.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	28,705	$2.98	7.64
Granted	366	$0.99
Exercised	—	$—
Expired and forfeited	(808)	$7.30
Outstanding at June 30, 2026	28,263	$2.83	7.24

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model. The following are the weighted-average assumptions:

	For the Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.9%	4.3%
Dividend yield	0.0%	0.0%
Volatility	79.9%	80.1%
Expected life (years)	6 to 10	6 to 10

The following table summarizes the restricted stock unit activity ("RSUs") for the six months ended June 30, 2026:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	3,799	$1.91
Granted	8,051	$1.31
Released	(1,084)	$1.73
Expired and forfeited	(187)	$1.51
Outstanding at June 30, 2026	10,579	$1.49

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

We estimated the fair value of each purchase right granted under our 1997 Employee Stock Purchase Plan, as amended, at the beginning of each new offering period using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	For the Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.8%	4.2%
Dividend yield	0.0%	0.0%
Volatility	67.7%	79.1%
Expected life (months)	6	6

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$278	$276	$532	$521
General and administrative	1,979	1,825	3,833	3,396
Sales and marketing	921	696	1,789	1,391
Total stock-based compensation expense	$3,178	$2,797	$6,154	$5,308

As of June 30, 2026, there was $26.2 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of two years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of June 30, 2026.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our 2025 Annual Report, continue to be accurate for the three and six months ended June 30, 2026.

12. Other Events

On June 25, 2026, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price of our common stock was below $1.00 and that we did not meet the minimum bid price required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The letter has no immediate effect on the listing or trading of our common stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until December 22, 2026, to regain compliance with Nasdaq's bid price requirement.

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
•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations and comprehensive loss by comparing the results for the three and six months ended June 30, 2026 and 2025.
•
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended June 30, 2026 and 2025, and a discussion of our outstanding commitments and contingencies that existed as of June 30, 2026.

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

On June 1, 2026, the U.S. District Court for the District of Delaware issued a decision in the patent litigation between the Company and Azurity Pharmaceuticals, Inc., Azurity Pharmaceuticals India LLP f/k/a Slayback Pharma India LLP, and Slayback Pharma LLC (“Azurity”), with respect to CINVANTI, holding that the asserted claims of Company’s U.S. Patent Nos. 12,115,255 and 12,290,520 are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. This decision has no impact on any prior settlement agreement related to CINVANTI or APONVIE.

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

On June 15, 2026, we submitted a notification to the FDA that SUSTOL will no longer be available for sale as of September 30, 2026. If we decide to recommence commercial marketing and sale of SUSTOL, we will notify the FDA before the anticipated launch date.

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

Recent Events

There are no other material recent events during the three or six months ended June 30, 2026.

Material Trends and Developments

There are no other material changes to our material trends and developments disclosures included in our 2025 Annual Report during the three or six months ended June 30, 2026.

Contractual Obligations and Commitments

Purchase Obligations

Framework Agreement

On August 6, 2025, we entered into a Framework Agreement (the “Framework Agreement”) with Patheon Austria GmbH & Co KG (“Patheon”) and Thermo Fisher Scientific Inc. (solely for purposes as specified therein). Under the Framework Agreement, Patheon will manufacture and supply specific quantities of certain products, continue to perform certain ongoing stability studies related to such products and provide warehousing services, subject to the terms of a manufacturing and supply agreement previously entered into by us and Patheon, as amended by the amendments set forth in the Framework Agreement. We are required to purchase certain quantities of such products through December 31, 2026, but our monthly payment for such products may be reduced for unreleased products or non-conforming products if the products are not released by specified release dates. On November 13, 2025, we entered into Amendment No. 1 to Framework Agreement, pursuant to which certain payment terms were amended. On July 20, 2026, we entered into Amendment No. 2 to Framework Agreement (the "Amendment No. 2 to Framework Agreement"), pursuant to which certain scheduled payments were deferred. The Framework Agreement was effective on August 6, 2025 and will be in effect through and terminate automatically on December 31, 2026, other than with respect to any ongoing project addendums for stability studies entered into prior to December 31, 2026 and the payment of the scheduled payments deferred pursuant to Amendment No. 2 to Framework Agreement.

Lease Obligations

We have entered into two operating leases for laboratory and office space. Our laboratory and office space in San Diego, California, a portion of which had been subleased to a third party, had a lease term that expired on December 31, 2025. The lease for office space in Cary, North Carolina has commenced on May 1, 2026 and expires 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice.

Other Obligations and Contingencies

We, from time-to-time, are subject to claims and litigation in the normal course of the business. We may also incur costs related to maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation. We have not reserved any amounts for contingencies related to such litigation because they are both not probable and reasonably estimable based on information currently available. See "Part II. Item 1. Legal Proceedings" in this Quarterly Report on Form 10-Q for further discussion of pending legal proceedings.

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

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, stock-based compensation and accounting for debt and equity transactions. There are no material changes to our critical accounting estimates disclosures included in our 2025 Annual Report, during the three or six months ended June 30, 2026.

Recent Accounting Pronouncements

See Note 3 - Accounting Policies - Recent Accounting Pronouncements to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	% of Sales	2025	% of Sales	2026	% of Sales	2025	% of Sales
Net product sales	$37,666		$37,200		$72,377		$76,103
Cost of product sales	11,572	30.7%	9,857	26.5%	22,210	30.7%	18,314	24.1%
Gross profit	26,094		27,343		50,167		57,789

Operating expenses:
Research and development	2,702	7.2%	2,934	7.9%	5,087	7.0%	5,213	6.8%
General and administrative	11,276	29.9%	14,471	38.9%	23,421	32.4%	27,173	35.7%
Sales and marketing	14,160	37.6%	11,575	31.1%	28,468	39.3%	23,886	31.4%
(Loss) income from operations	$(2,044)	(5.4%)	$(1,637)	(4.4%)	$(6,809)	(9.4%)	$1,517	2.0%

Net Product Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acute Care Net Product Sales	$15,333	$10,653	$28,961	$20,954
Oncology Net Product Sales	22,333	26,547	43,416	55,149
Total Net Product Sales	$37,666	$37,200	$72,377	$76,103

Total acute care net product sales increased by $4.7 million or 43.9% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase in the units sold as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total acute care net product sales increased by $8.0 million or 38.2% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase in the units sold as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total oncology net product sales decreased by $4.2 million or 15.9% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily attributed to a decrease in units sold as a result of continued competitive pressure.

Total oncology net product sales decreased by $11.7 million or 21.3% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributed to a decrease in units sold as a result of continued competitive pressure.

Cost of Product Sales and Gross Profit

Cost of product sales increased by $1.7 million or 17.4% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 and as a percentage of sales increased 4.2% during the same period.

Cost of product sales increased by $3.9 million or 21.3% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 and as a percentage of sales increased 6.6% during the same period.

Gross profit for the three months ended June 30, 2026 was 69.3%, compared to 73.5% during the three months ended June 30, 2025.

Gross profit for the six months ended June 30, 2026 was 69.3%, compared to 75.9% during the six months ended June 30, 2025.

The increase in cost of product sales for the three months ended June 30, 2026, as compared to the same period in 2025, is primarily attributable to an increase of $0.5 million of inventory reserves and write-offs recorded and an increase of $1.2 million in the cost of units sold, primarily due to the increase in number of units sold and supplier mix.

The increase in cost of product sales for the six months ended June 30, 2026, as compared to the same period in 2025, is primarily attributable to an increase of $0.8 million of inventory reserves and write-offs recorded and an increase of $3.1 million in the cost of units sold, primarily due the increase in number of units sold and supplier mix.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ZYNRELEF-related costs	$1,191	$1,099	$2,157	$1,917
SUSTOL-related costs	—	75	—	75
CINVANTI-related costs	69	302	224	302
APONVIE-related costs	163	1	163	1
Personnel costs and other expenses	1,001	1,181	2,011	2,397
Stock-based compensation expense	278	276	532	521
Total research and development expense	$2,702	$2,934	$5,087	$5,213

Research and development expense decreased by $0.2 million or 7.9%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is primarily attributable to a decrease in personnel expense of $0.2 million as a result of reduction in headcount.

Research and development expense decreased by $0.1 million or 2.4%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease is primarily attributable to a decrease in personnel expense of $0.3 million as a result of reduction in headcount and a decrease in asset write-offs of $0.1 million recorded in 2025 for which there was no similar expense in 2026, offset by an increase in expense with vendors of $0.2 million, due to timing.

General and Administrative Expense

General and administrative expense decreased by $3.2 million or 22.1%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is primarily attributable to a decrease in legal fees of $2.6 million due to timing of litigation, a decrease in rent expense of $0.9 million due to the San Diego, California lease termination, and a decrease in expense with vendors of $0.3 million, due to less services provided by outside vendors. These decreases were offset by an increase in personnel expense of $0.6 million due to an increase in headcount.

General and administrative expense decreased by $3.8 million or 13.8%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease is primarily attributable to a decrease in legal fees of $3.5 million due to timing of litigation and a decrease in rent expense of $1.9 million due to the San Diego, California lease termination. These decreases were offset by an increase in personnel expense of $1.8 million due to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense increased by $2.6 million or 22.3%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily attributable to an increase in personnel expense of $1.9 million related to an increase in headcount and an increase in marketing spend, primarily related to ZYNRELEF, of $0.7 million.

Sales and marketing expense increased by $4.6 million or 19.2%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily attributable to an increase in personnel expense of $2.6 million related to an increase in headcount and an increase in marketing spend, primarily related to ZYNRELEF, of $2.0 million.

Other Expense, Net

For the three months ended June 30, 2026, other expense, net was $3.4 million, compared to $0.7 million, for the three months ended June 30, 2025. The increase in expense is primarily attributable to an increase in interest expense of $2.3 million as a result of the debt refinancing completed in 2025 and the loss of sublease income of $0.3 million due to the San Diego, California lease termination.

For the six months ended June 30, 2026, other expense, net was $6.8 million, compared to $1.3 million, for the six months ended June 30, 2025. The increase in expense is primarily attributable to an increase in interest expense of $4.6 million as a result of the debt refinancing completed in 2025 and the loss of sublease income of $0.7 million due to the San Diego, California lease termination.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $42.7 million. Our net loss for the three months ended June 30, 2026 was $5.5 million, or loss per share of $0.03, compared to net loss of $2.4 million, or loss per share of $0.02, for the same period in 2025. Our net loss for the six months ended June 30, 2026 was $13.6 million, or loss per share of $0.07, compared to net income of $0.3 million, or nil earnings per share, for the same period in 2025. We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $1.9 billion as of June 30, 2026. From our inception through June 30, 2026, we have financed our operations, including technology and product research and development, primarily through the issuance of common stock, convertible notes and warrants, product sales and debt financings.

Subsequent to the receipt of the Fourth Amendment to the Working Capital Facility Agreement (described further below) and based on our current operating plan and projections, management believes that the Company's cash, cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash requirements for a period of at least one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

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

Our Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. In the event of a default under the Working Capital Facility Agreement or any future debt agreement, our lenders could declare all outstanding principal, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full. On August 7, 2026, we entered into a Waiver, Consent, and Fourth Amendment to the Working Capital Facility Agreement (the “Fourth Amendment to the Working Capital Facility Agreement”) to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement and the Third Amendment to the Working Capital Facility Agreement. The Fourth Amendment to the Working Capital Facility Agreement, among other things, (a) waives the minimum revenue and minimum EBITDA financial covenants for the fiscal quarter ended June 30, 2026 and (b) amends the Working Capital Facility Agreement to (i) require a prepayment by the Company of $17,500,000 in principal amount outstanding under the Working Capital Facility Agreement (the “Prepayment”), consisting of a $13,500,000 prepayment made upon effectiveness of the Fourth Amendment to the Working Capital Facility Agreement and a second prepayment of up to $4,000,000 due on or before September 15, 2026 (which second prepayment may be reduced, including to zero, if certain conditions set forth therein are met), together with End of Term Fees of $661,500 and up to $196,000, respectively, plus accrued PIK Interest (as defined under the Fourth Amendment to the Working Capital Facility Agreement) due on such Prepayment with any fees associated with the Prepayment to be waived, (ii) eliminate the future availability of $20.0 million through December 15, 2026 (“tranche 2”) and $20.0 million through September 30, 2027 (“tranche 3”), (iii) revises the minimum revenue covenant, the minimum EBITDA covenant and the minimum cash covenant effective as of the reporting period ending August 31, 2026, (iv) permits the Company to enter into an agreement for certain products, subject to the lenders' approval of the final terms, and (v) includes certain other covenants regarding other potential strategic transactions. A failure to comply with the covenants under our Working Capital Facility Agreement in future periods could result in an event of default unless further waivers or amendments are obtained, of which there is no assurance.

Cash Flows

The net change in cash and cash equivalents consisted of the following:

Our net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $3.8 million and $19.7 million, respectively. The decrease in net cash used in operating activities of $15.9 million or 81.0%, was primarily attributable to variability in payments for operating assets and liabilities including, inventory, prepaid expenses and other assets, accounts payable and accrued clinical and manufacturing liabilities, offset by the net loss of $13.6 million for the six months ended June 30, 2026 compared to net income of $0.3 million for the six months ended June 30, 2025.

Our net cash used in investing activities for the six months ended June 30, 2026 was $4.2 million compared to net cash provided by investing activities for the six months ended June 30, 2025, which was $9.6 million. The change in net cash used in investing activities of $13.8 million, was primarily attributable to net purchases of short-term investments of $3.7 million for the six months ended June 30, 2026 compared to net maturities of short-term investments of $9.9 million for the six months ended June 30, 2025.

Our net cash used in financing activities for the six months ended June 30, 2026 was $0.03 million, compared to net cash provided by financing activities for the six months ended June 30, 2025, which was $0.9 million.

Material Cash Requirements

There are no material changes to our material cash requirements disclosures included in our 2025 Annual Report during the three and six months ended June 30, 2026.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our 2025 Annual Report. There are no material changes to the quantitative and qualitative disclosures included in our 2025 Annual Report during the three and six months ended June 30, 2026.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed below, there are no material changes from the legal proceedings previously disclosed in our 2025 Annual Report during the three and six months ended June 30, 2026.

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

On December 3, 2024, the Court issued a ruling in the Company’s favor. The Court found that the Company’s U.S. Patent Nos. 9,561,229 and 9,974,794, which expire in 2035, are valid and would be infringed by Fresenius Kabi’s proposed generic product. In view of the decision, the Court ordered that the effective date of any final approval by the FDA of Fresenius Kabi’s ANDA shall not be a date earlier than September 18, 2035, the expiration date of each of U.S. Patent Nos. 9,561,229 and 9,974,794. On January 8, 2025, Fresenius Kabi filed notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On September 24, 2025, the briefing was completed. On July 21, 2026, the Company received notice that oral argument at the Federal Circuit is scheduled for September 10, 2026. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

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

On December 11, 2023, the Company received a Paragraph IV notice of certification (the “Slayback Notice”) from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. (“Azurity”)) advising that Slayback had submitted a new drug application (“NDA”) under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. (“Slayback’s NDA”) prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback’s NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback’s motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of U.S. Patent Nos. 12,115,254 and 12,115,255. On May 23, 2025, the Company filed an amended complaint against Slayback, Azurity and related entities adding an allegation of patent infringement of U.S. Patent No. 12,290,520. On September 16, 2025, the parties entered into a stipulation (Case No. 24-1363, D.I. 119) limiting the issues for trial. On November 17, 2025, the parties commenced a two-day bench trial centered on Azurity’s §112 defenses of claims from U.S. Patent Nos. 12,115,255 and 12,290,520 that cover CINVANTI. On February 6, 2026, the post-trial briefing was completed, and, on March 24, 2026, the Court held closing arguments. On June 1, 2026, the Court issued a ruling holding that the asserted claims of the '255 Patent and the '520 Patent are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. On June 30, 2026, the Company appealed both final judgments to the U.S. Court of Appeals for the Federal Circuit. On July 31, 2026, the appeals were consolidated. The consolidated appeal is in its early stages, and the parties have not yet submitted any briefing. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

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

On June 26, 2026, the Company received a Paragraph IV notice of certification (the “Long Grove Notice”) from Long Grove Pharmaceuticals, LLC (“Long Grove”) advising that Long Grove had submitted an application seeking approval to manufacture, use, or sell a generic version of CINVANTI in the U.S. (“Long Grove’s NDA”) prior to the expiration of the Noticed CINVANTI Patents, which are listed in the Orange Book for CINVANTI. The Long Grove Notice alleges that the Noticed CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the Long Grove NDA product. On August 7, 2026, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Long Grove and a related entity in the U.S. District Court for the District of Delaware in response to Long Grove’s NDA filing. The complaint seeks, among other relief, equitable relief enjoining Long Grove from infringing the Noticed CINVANTI Patents. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

ITEM 1A. RISK FACTORS

Investing in our common stock involves risks. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. "Risk Factors" in our 2025 Annual Report, Quarterly Reports on Form 10-Q, and other reports, including our financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information contained in the section entitled "Forward-Looking Statements." The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Other than the factors described below, there are no material changes to the risk factors described in our 2025 Annual Report.

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

We face competition from newly developed generic products as the Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. For example, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi USA, LLC ("Fresenius Kabi") in connection with its Abbreviated New Drug Application (“ANDA”), which seeks approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of certain CINVANTI patents. While in December 2024, the District Court found that the Company’s ’229 Patent and ’794 Patent are valid and would be infringed by Fresenius Kabi’s proposed generic product, this decision is currently pending appeal and there is no guarantee that other similar or future litigation will be resolved in our favor. In addition, we filed a complaint for patent infringement of certain CINVANTI patents against Azurity Pharmaceuticals, Inc., Azurity Pharmaceuticals India LLP f/k/a Slayback Pharma India LLP, and Slayback Pharma LLC (collectively, “Azurity”) in connection with its new drug application (“NDA”) submission to the FDA under

Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”). On June 1, 2026, the District Court issued a decision holding that the Company’s asserted claims of Azurity’s infringement of the ’255 Patent and the ’520 Patent are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. On June 30, 2026, the Company appealed both final judgments to the U.S. Court of Appeals for the Federal Circuit. On July 31, 2026, the appeals were consolidated. The consolidated appeal is in its early stages, and the parties have not yet submitted any briefing. While the Company intends to vigorously enforce its intellectual property rights relating to CINVANTI, there can be no assurance that this matter will be resolved in the Company’s favor. An adverse outcome could have a material effect on the Company’s business, results of operations and financial position. In addition, the Company has entered into settlement agreements in connection with patent infringement litigations related to ANDA filings from (i) Mylan with respect to CINVANTI and APONVIE, (ii) Qilu with respect to CINVANTI and APONVIE and (iii) Baxter with respect to CINVANTI, and such settlements are not impacted by the U.S. District Court for the District of Delaware’s June 1, 2026 decision on the Company’s patent infringement litigation against Azurity with respect to certain CINVANTI patents. For more information about the Company’s patent litigations, see “Part I. Item 3. Legal Proceedings” in our 2025 Annual Report and “Part II. Item 1. Legal Proceedings” in subsequent Quarterly Reports on Form 10-Q.

If the Company is unsuccessful in demonstrating infringement of its patents by an ANDA or 505(b)(2) product, or the validity of the Company’s patents is successfully challenged, lower-cost generic versions of our Products may be launched commercially and may compete with our Products, as they may be favored by insurers and third-party payors, which would significantly harm our business.

If we are unable to adequately protect or enforce our intellectual property rights, we may lose valuable assets or incur costly litigation to protect our rights.

Our policy is to actively seek patent protection in the U.S. and selected foreign countries, to obtain coverage for novel technologies and compositions of matter that may be commercially important to the development of our business. Granted patents include claims covering the product composition, methods of use and methods of preparation. Our existing patents may not cover future products, additional patents may not be issued and current patents, or patents issued in the future, may not provide meaningful protection or prove to be of commercial benefit.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly changed or reduced before the patent is issued. Consequently, our patent applications may not issue into patents, and any issued patents may not provide sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive technologies or may be held invalid if challenged or circumvented. Patent applications in the U.S. are maintained in confidence by the U.S. Patent and Trademark Office for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or that the claimed inventions will be free from infringement or other claims from other parties. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or controlled (e.g., licensed) by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. laws.

We may have to enforce and defend our intellectual property rights against third parties who infringe our patents and other intellectual property or who challenge our patents or trademarks. For example, in the U.S., manufacturers of putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications ("ANDA") (or New Drug Applications pursuant to Section 505(b)(2) of the FDCA) and, in doing so, certify that their products either do not infringe the innovator’s patents and/or that the innovator’s patents are invalid. Under the Hatch-Waxman Act, the owners of patents listed in the FDA's publication "Approved Drug Products With Therapeutic Equivalence Evaluations ("Orange Book") and referenced by an ANDA applicant (or a 505(b)(2) applicant) may bring patent infringement suit, commonly known as "Paragraph IV Litigation," against the applicant after receipt of the applicant's notice of paragraph IV certification. Paragraph IV litigations, of which there are often multiple in process by several applicants covering similar patents, could result in new or additional generic competition to any of our products and our product candidates and a potential reduction in product revenue.

For example, on July 27, 2022, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi and a related entity in the District of Delaware in response to Fresenius Kabi’s ANDA application seeking FDA approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of the CINVANTI patents, including U.S.

Patent Nos. 9,561,229 (the "'229 Patent") and 9,974,794 (the "'794 Patent"). While in December 2024, the District Court found that the Company’s '229 Patent and '794 Patent are valid and would be infringed by Fresenius Kabi’s proposed generic product, this decision is currently pending appeal and there is no guarantee that other similar or future litigation will be resolved in our favor. Similarly, on January 24, 2024, we filed a complaint for patent infringement of certain CINVANTI patents, U.S. Patent Nos. 12,115,255 (the "'255 Patent") and 12,290,520 (the "'520 Patent"), against Azurity in the District of Delaware in response to Azurity’s New Drug Application ("NDA") submission to the FDA under Section 505(b)(2) of the FDCA. On June 1, 2026, the District Court issued a decision holding that the Company’s asserted claims of Azurity’s infringement of the ’255 Patent and the ’520 Patent are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. On June 30, 2026, the Company appealed both final judgments to the U.S. Court of Appeals for the Federal Circuit. On July 31, 2026, the appeals were consolidated. The consolidated appeal is in its early stages, and the parties have not yet submitted any briefing. While the Company intends to vigorously enforce its intellectual property rights relating to CINVANTI, there can be no assurance that this matter will be resolved in the Company’s favor. An adverse outcome could have a material effect on the Company’s business, results of operations and financial position. In addition, the Company has entered into settlement agreements in connection with patent infringement litigations related to ANDA filings from (i) Mylan with respect to CINVANTI and APONVIE, (ii) Qilu with respect to CINVANTI and APONVIE and (iii) Baxter with respect to CINVANTI, and such settlements are not impacted by the District Court’s June 1, 2026 decision with respect to certain CINVANTI patents. For more information about the Company’s patent litigations, see “Part I. Item 3. Legal Proceedings” in our 2025 Annual Report and “Part II. Item 1. Legal Proceedings” in subsequent Quarterly Reports on Form 10-Q.

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

Because the patent positions of pharmaceutical and biotechnology companies involve complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to products and processes, including ours, remains uncertain and is dependent on the scope of protection decided on by the patent offices, courts and lawmakers in the U.S. and other countries in which we seek patent protection. The America Invents Act, which was enacted in 2011 and reformed certain patent laws in the U.S., may create additional uncertainty. Patents, if issued, may be challenged, invalidated or circumvented. As more products are commercialized using our proprietary product platforms, or as any product achieves greater commercial success, our patents become more likely to be subject to challenge by potential competitors.

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

There is considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world. We cannot currently determine the ultimate scope and validity of patents that may be granted to third parties in the future or which patents might be asserted to be infringed by any future manufacture, use or sale of our products and our product candidates. In part, and as a result of this uncertainty, there has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights.

If we are required to defend ourselves in a patent-infringement lawsuit, we could incur substantial costs, and the lawsuit could divert management attention, regardless of the lawsuit’s merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to redesign affected products or obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all. Competitors may sue us as a way of delaying the introduction of our products and our product candidates into the market. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the U.S. or in countries outside the U.S., or litigation against our partners may be costly and time-consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products and our product candidates. For more information about the Company’s patent litigations, see “Part I. Item 3. Legal Proceedings” in our 2025 Annual Report and “Part II. Item 1. Legal Proceedings” in subsequent Quarterly Reports on Form 10-Q. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our Products and our product candidates.

Periodically, we review publicly available information regarding the development efforts of others to determine whether these efforts may violate our proprietary rights. We occasionally determine that litigation is necessary to enforce our proprietary rights against others. Such litigation can result in substantial expense, regardless of its outcome, and may not be resolved in our favor.

Our business strategy may include acquisitions or dispositions of businesses, products or product licenses or entering into other strategic transactions. We may not be able to successfully manage such activities.

We may engage in strategic transactions that could cause us to incur contingent liabilities, commitments or significant expense. In the course of pursuing strategic opportunities, we may evaluate potential acquisitions, dispositions, licenses or investments in strategic technologies, products or businesses or enter into other strategic transactions. Future acquisitions, dispositions, licenses, investments or other strategic transactions could subject us to a number of risks, including, but not limited to:

• our inability to appropriately evaluate and take into consideration the potential uncertainties associated with the other party to such a transaction, including, but not limited to, the prospects of that party and their existing products or product candidates and regulatory approvals;

• difficulties associated with realizing the perceived potential for commercial success with respect to any acquired or licensed technology, product or business or strategic transaction;

• our ability to effectively integrate any new technology, product and/or business including personnel, intellectual property or business relationships into our Company;

• our inability to generate revenues from acquired or licensed technology and/or products sufficient to meet our objectives in undertaking the acquisition or license or even to offset the costs associated with any strategic transaction and/or assumption of liabilities; and

• the distraction of our management from our existing product development programs and initiatives in pursuing an acquisition, disposition, license or other strategic transaction.

As disclosed in the Company’s press release dated August 10, 2026, the Company is considering strategic alternatives as it continues to execute on its current business plan. This process is ongoing with no set timetable and there can be no assurance that the process will result in the consummation of any transaction, or that any transaction that may be completed will be on terms favorable to our stockholders, or at all. This strategic review process may also adversely affect our relationship with employees, customers, lenders, business partners and other stakeholders, our ability to retain and motivate personnel, or our ability to execute our operational initiatives. The uncertainty of the outcome of the strategic review process, including the possibility that no transaction will be completed, may also contribute to increased volatility in the market price of our common stock. Further, the availability, timing and valuation of any strategic alternative may be adversely affected by our operating performance, liquidity, litigation and regulatory exposure and other risks as described in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10‑K, any of which could limit perceived strategic options or reduce potential transaction value.

Moreover, in connection with any acquisition, disposition, license or strategic transaction, we must estimate the value of the transaction by making certain assumptions that may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. Any strategic transaction we may pursue may not result in the benefits we initially anticipate, may result in costs that end up outweighing the benefits and may adversely impact our financial condition and be detrimental to our future business prospects.

Provisions contained in our debt instruments may have a negative impact on our business.

Our Working Capital Facility Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. Our 2031 Convertible Notes also contain provisions that trigger events of default for incurring certain additional indebtedness or any default of our obligations under certain material agreements we may enter into. As a result, we may not be able to raise funds through the issuance of additional debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives. In addition, our Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. On August 7, 2026, we entered into a Waiver, Consent, and Fourth Amendment to the Working Capital Facility Agreement (the “Fourth Amendment to the Working Capital Facility Agreement”) to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement and the Third Amendment to the Working Capital Facility Agreement. The Fourth Amendment to the Working Capital Facility Agreement, among other things waives the minimum revenue and minimum EBITDA financial covenants for the fiscal quarter ended June 30, 2026 and revises the minimum revenue covenant, the minimum EBITDA covenant and the minimum cash covenant effective as of the reporting period ending August 31, 2026.

Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control. We cannot provide any assurances that we will be able to maintain compliance with such restrictions and covenants in the future or that we will be able to obtain waivers or amendments of such covenants. In the event of a default under the Working Capital Facility Agreement or any future debt agreement, our lenders could declare all outstanding principal, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full.

We may not be able to satisfy the continued listing requirements of Nasdaq to maintain a listing of our common stock.

As a company listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. On June 25, 2026, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price of our common stock was below $1.00 and that we did not meet the minimum bid price required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until December 22, 2026, to regain compliance with Nasdaq’s bid price requirement. If, at any time before December 22, 2026, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement. If we are unable to regain compliance during this initial 180-calendar day compliance period, we may be eligible for an additional 180-calendar day compliance period, subject to meeting other continued listing standards and providing written notice to Nasdaq of our intent to cure the deficiency.

While the Company intends to monitor the closing bid price of its common stock and is considering its options to regain compliance on or before December 22, 2026, there are no assurances that the Company will be able to regain compliance with the minimum bid price requirement or that it would continue to meet other requirements for continued listing on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. Any perception that we may not regain compliance or a delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Present and future healthcare legislative and regulatory reimbursement reform measures may have a material adverse effect on our business and results of operations.

On October 31, 2025, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for the 2026 calendar‑year Physician Fee Schedule (“BFSF Certification Final Rule”), which requires manufacturers to obtain certifications from their third‑party vendors confirming that Bona Fide Service Fees (“BFSFs”) associated with Part B drug sales are not passed through, in whole or in part, to any client or customer, regardless of whether that entity takes title to the drug. Initially, manufacturers were required to comply with the BSFS Certification Final Rule beginning January 1, 2026, but the requirement for compliance was later delayed to April 1,2026. In addition to submitting these certifications to CMS, manufacturers must maintain detailed documentation supporting the reasonable assumptions used to calculate Average Sales Price (“ASP”), including the methodologies used to classify BFSFs for each applicable contract. These new requirements may increase the risk that certain fees could be reclassified as price concessions, which would negatively affect a product’s ASP. Any such reclassification could reduce future reimbursement for our product(s) under Medicare Part B, which may materially and adversely impact our revenue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no new Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended June 30, 2026, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

31.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1+*	Amendment No. 1 to Framework Agreement, dated November 13, 2025, by and between Heron Therapeutics, Inc. and Patheon Austria GmbH & Co KG

10.2+*	Amendment No. 2 to Framework Agreement, dated July 20, 2026, by and between Heron Therapeutics, Inc. and Patheon Austria GmbH & Co KG

10.3+*

Waiver, Consent, and Fourth Amendment to the Working Capital Facility Agreement, dated August 7, 2026, by and between Heron Therapeutics, Inc. and Hercules Capital, Inc., as administrative agent, collateral agent, and lender

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

Heron Therapeutics, Inc.

Date: August 10, 2026	By:	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)