Form 10-Q
period 2026-09-30
HERON THERAPEUTICS, INC. /DE/
filed 2026-11-09
CIK 818033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 4, 2026 was 190,273,587.

HERON THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by the use of the words "anticipate," "assume," "believe," "could," "estimate," "expect," "intend," "may," "might," "project," "should," "will," "would," and other expressions that predict or indicate future events and trends and which do not relate to historical matters. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business and commercialization strategy, products and product candidates, research pipeline, ongoing and planned preclinical studies and clinical trials, regulatory submissions and approvals, addressable patient population, research and development expenses, timing and likelihood of success, as well as our plans and objectives for future operations, are forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors, including the pending Asset Sale (as defined below), pursuant to which substantially all of our assets will be acquired by CorMedix (as defined below) may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Forward-looking statements include, but are not limited to, statements including:

•
our ability to successfully commercialize, market and achieve market acceptance of ZYNRELEF® (bupivacaine and meloxicam) extended-release solution ("ZYNRELEF"), APONVIE® (aprepitant) injectable emulsion ("APONVIE"), and CINVANTI® (aprepitant) injectable emulsion ("CINVANTI" and together with ZYNRELEF, and APONVIE, our "Products") in the United States ("U.S."), and our positioning relative to products that now or in the future compete with our Products or product candidates;
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
•
our competitors' activities, including decisions as to the timing of competing product launches, generic entrants, pricing and discounting;

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
•
changes in the industry in which we operate;
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
•
the volatility and unpredictability of the stock market, credit market conditions and impact on the value of our common stock and our ability to access capital markets; and
•
the timing and closing of the sale of substantially all of the Company's assets, other than certain excluded assets including its federal income tax net operating loss carryforwards ("NOLs") and certain other tax attributes (the "Asset Sale"), pursuant to that certain Asset Purchase Agreement, dated as of November 8, 2026 (the "Asset Purchase Agreement") by and between the Company and CorMedix Inc., a Delaware corporation ("CorMedix"), subject to the approval of the Company's stockholders.

You should refer to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2026, (the "2025 Annual Report"), Quarterly Reports on Form 10-Q and other reports for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements were based on information, plans and estimates as of the date of this Quarterly Report on Form 10-Q, and while we may elect to update these forward-looking statements in our future filings under the Exchange Act, we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HERON THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$11,595	$28,647
Short-term investments	11,854	17,984
Accounts receivable, net	86,735	89,587
Inventory, net	91,301	92,746
Prepaid expenses and other current assets	7,627	9,102
Total current assets	209,112	238,066
Property and equipment, net	11,081	12,403
Right-of-use lease asset	5,448	—
Other assets	4,807	5,408
Total assets	$230,448	$255,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,375	$8,994
Accrued clinical and manufacturing liabilities	20,106	26,597
Accrued payroll and employee liabilities	8,836	9,270
Other accrued liabilities	52,172	51,237
Current lease liability	359	—
Total current liabilities	89,848	96,098
Non-current notes payable, net	91,634	107,899
Non-current convertible notes payable, net	34,377	32,739
Non-current lease liability	5,359	—
Other non-current liabilities	4,314	4,808
Total liabilities	225,532	241,544
Stockholders' equity:
Common stock	1,900	1,883
Series A convertible preferred stock	1,050	1,050
Additional paid-in capital	1,960,368	1,951,185
Accumulated other comprehensive (loss) income	(7)	4
Accumulated deficit	(1,958,395)	(1,939,789)
Total stockholders' equity	4,916	14,333
Total liabilities and stockholders' equity	$230,448	$255,877

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product sales	$35,250	$38,213	$107,627	$114,316
Cost of product sales	8,958	11,914	31,168	30,228
Gross profit	26,292	26,299	76,459	84,088
Operating expenses:
Research and development	3,099	3,470	8,186	8,683
General and administrative	12,341	13,980	35,762	41,153
Sales and marketing	12,521	12,942	40,989	36,828
Total operating expenses	27,961	30,392	84,937	86,664
Loss from operations	(1,669)	(4,093)	(8,478)	(2,576)
Loss on debt extinguishment	—	(11,339)	—	(11,339)
Other expense, net	(3,337)	(2,063)	(10,128)	(3,326)
Net loss	(5,006)	(17,495)	(18,606)	(17,241)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments	(1)	1	(11)	(13)
Comprehensive loss	$(5,007)	$(17,494)	$(18,617)	$(17,254)
Basic net loss per share	$(0.03)	$(0.10)	$(0.10)	$(0.11)
Diluted net loss per share	$(0.03)	$(0.10)	$(0.10)	$(0.11)
Weighted average common shares outstanding, basic and diluted	190,919	170,348	190,305	159,524

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)

			Series A			Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2025	188,314	$1,883	70	$1,050	$1,951,185	$4	$(1,939,789)	$14,333
Issuance of common stock under equity incentive plan	262	3	—	—	(54)	—	—	(51)
Stock-based compensation expense	—	—	—	—	2,976	—	—	2,976
Net loss	—	—	—	—	—	—	(8,111)	(8,111)
Net unrealized loss on short-term investments	—	—	—	—	—	(10)	—	(10)
Comprehensive loss								(8,121)
Balance as of March 31, 2026 (unaudited)	188,576	1,886	70	1,050	1,954,107	(6)	(1,947,900)	9,137
Issuance of common stock under equity incentive plan	654	7	—	—	(150)	—	—	(143)
Issuance of common stock under the employee stock purchase plan	229	2	—	—	223	—	—	225
Stock-based compensation expense	—	—	—	—	3,178	—	—	3,178
Net loss and comprehensive loss	—	—	—	—	—	—	(5,489)	(5,489)
Balance as of June 30, 2026 (unaudited)	189,459	1,895	70	1,050	1,957,358	(6)	(1,953,389)	6,908
Issuance of common stock under equity incentive plan	453	5	—	—	(73)	—	—	(68)
Stock-based compensation expense	—	—	—	—	3,083	—	—	3,083
Net loss	—	—	—	—	—	—	(5,006)	(5,006)
Net unrealized loss on short-term investments	—	—	—	—	—	(1)	—	(1)
Comprehensive loss								(5,007)
Balance as of September 30, 2026 (unaudited)	189,912	$1,900	70	$1,050	$1,960,368	$(7)	$(1,958,395)	$4,916

			Series A			Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	152,128	$1,521	—	$—	$1,884,409	$13	$(1,919,594)	$(33,651)
Issuance of common stock under equity incentive plan	299	3	—	—	61	—	—	64
Stock-based compensation expense	—	—	—	—	2,511	—	—	2,511
Net income	—	—	—	—	—	—	2,635	2,635
Net unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Comprehensive income								2,623
Balance as of March 31, 2025 (unaudited)	152,427	1,524	—	—	1,886,981	1	(1,916,959)	(28,453)
Issuance of common stock under equity incentive plan	438	5	—	—	189	—	—	194
Issuance of common stock under the employee stock purchase plan	388	4	—	—	583	—	—	587
Stock-based compensation expense	—	—	—	—	2,797	—	—	2,797
Net loss	—	—	—	—	—	—	(2,381)	(2,381)
Net unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Comprehensive loss								(2,383)
Balance as of June 30, 2025 (unaudited)	153,253	1,533	—	—	1,890,550	(1)	(1,919,340)	(27,258)
Issuance of common stock under equity incentive plan	179	1	—	—	(52)	—	—	(51)
Issuance of common stock in settlement of 2026 Convertible Notes	16,667	167	—	—	30,500	—	—	30,667
Issuance of common stock in a private placement equity offering	13,225	132	—	—	18,175	—	—	18,307
Issuance of Series A convertible preferred stock in a private placement equity offering	—	—	524	7,862	—	—	—	7,862
Stock-based compensation expense	—	—	—	—	2,852	—	—	2,852
Net loss	—	—	—	—	—	—	(17,495)	(17,495)
Net unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Comprehensive loss								(17,494)
Balance as of September 30, 2025 (unaudited)	183,324	$1,833	524	$7,862	$1,942,025	$—	$(1,936,835)	$14,885

See accompanying notes.

HERON THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(18,606)	$(17,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,237	8,160
Depreciation and amortization	1,372	1,777
Amortization of debt discount and debt issuance costs	734	613
Accretion of discount on short-term investments	(403)	(650)
Retirement and impairment of property and equipment	349	409
Loss on extinguishment of debt	—	11,339
Change in operating assets and liabilities:
Accounts receivable	2,852	(2,166)
Inventory	(1,587)	(16,865)
Prepaid expenses and other assets	1,921	(4,550)
Accounts payable	(619)	308
Accrued clinical and manufacturing liabilities	(3,072)	(5,787)
Accrued payroll and employee related liabilities	(434)	(806)
Other accrued expenses	3,709	7,052
Net cash used in operating activities	(4,547)	(18,407)
Investing activities:
Purchases of short-term investments	(33,898)	(38,214)
Maturities and sales of short-term investments	40,419	59,914
Purchases of property and equipment	(631)	(317)
Proceeds from sale of property and equipment	—	82
Net cash provided by investing activities	5,890	21,465
Financing activities:
Principal and end of term fee payment for notes payable	(18,358)	—
Proceeds from the sale of common stock	—	19,838
Cash paid for issuance costs of stock	—	(1,531)
Proceeds from sale of Series A convertible preferred stock	—	7,862
Cash paid for 2026 Convertible Notes extinguishment	—	(125,000)
Cash paid for notes payable extinguishment	—	(25,000)
Proceeds from 2031 Convertible Notes issuance	—	33,250
Cash paid for 2031 Convertible Notes debt issuance costs	—	(1,386)
Proceeds from notes payable issuance	—	108,787
Cash paid for notes payable debt issuance cost	—	(3,406)
(Payments) receipts for stock issued under the equity incentive plan	(262)	207
Proceeds from purchases under the employee stock purchase plan	225	587
Net cash (used in) provided by financing activities	(18,395)	14,208
Net (decrease) increase in cash and cash equivalents	(17,052)	17,266
Cash and cash equivalents at beginning of period	28,647	25,802
Cash and cash equivalents at end of period	$11,595	$43,068
Supplemental disclosure of cash flow information:
Interest paid	$7,971	$3,862
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,695	$—

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

ZYNRELEF® (bupivacaine and meloxicam) extended-release solution ("ZYNRELEF") is approved in the United States ("U.S.") for the management of postoperative pain. APONVIE® (aprepitant) injectable emulsion ("APONVIE") is approved in the U.S. for the prevention of postoperative nausea and vomiting. CINVANTI® (aprepitant) injectable emulsion ("CINVANTI") is approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting. SUSTOL® (granisetron) extended-release injection ("SUSTOL") is also approved in the U.S. for the prevention of chemotherapy-induced nausea and vomiting. As of September 30, 2026, we have ceased distribution of SUSTOL.

Liquidity and Going Concern

In accordance with Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From our inception through September 30, 2026, we have financed our operations, including technology and product research and development, primarily through issuances of our common stock, convertible notes and warrants, product sales and debt financings.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $23.4 million. Based on our current operating plan and projections, management believes that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for operations for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, our Working Capital Facility Agreement (as described further below), contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. Based on our results of operations for the nine months ended September 30, 2026 and without additional funding, from the closing of the Asset Sale or otherwise, there is a possibility we may not satisfy one or more covenants under our Working Capital Facility Agreement within the next twelve months, absent a waiver, consent or amendment under our Working Capital Facility Agreement. If an event of default occurs under the Working Capital Facility Agreement due to the failure to satisfy certain covenants, our lenders could declare all outstanding principal, together with accrued and unpaid interest and end of term fee, to be immediately due and payable. If the payment of the debt is accelerated, absent any additional funding, cash flows from our operations will be insufficient to repay such debt in full. Therefore, if all outstanding amounts under the Working Capital Facility Agreement are accelerated, management expects there will be substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If an event of default occurs under the note purchase agreement in connection with the 2031 Convertible Notes ("the 2031 Convertible Notes Purchase Agreement") due to the acceleration of all outstanding amounts under the Working Capital Facility Agreement, the required purchasers under the 2031 Convertible Notes Purchase Agreement could also declare the acceleration of all outstanding amounts under the 2031 Convertible Notes, subject to applicable notice requirements and cure periods.

Pursuant to the Asset Purchase Agreement, a portion of the cash consideration in the Asset Sale will be used to repay all amounts outstanding under the Working Capital Facility Agreement. A portion of the stock consideration in the Asset Sale will be used to exchange all or a portion of the outstanding 2031 Convertible Notes as described in Note 8 - Long-Term Debt and Convertible Notes. The completion of the Asset Sale is subject to approval by the Company's stockholders and the satisfaction of other customary closing conditions, and there can be no assurance that the Company will be successful in obtaining stockholder approval or closing the Asset Sale on the anticipated timeline, on the terms currently contemplated, or at all.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the requirements of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For more complete financial information, these condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements included in our 2025 Annual Report.

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

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk with respect to our cash, cash equivalents and short-term investments, however, any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations and cash flows.

We may also invest our excess cash in money market funds, U.S. government and agencies, corporate debt securities and commercial paper. We have established guidelines relative to the diversification of our cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

ZYNRELEF, APONVIE and CINVANTI are, and until September 30, 2026, SUSTOL was, distributed in the U.S. through a limited number of specialty distributors and full line wholesalers (collectively, "Customers") that resell to healthcare providers and hospitals, the end users of our Products.

The following table includes the percentage of net product sales and accounts receivable balances for our three major Customers, each of which comprised 10% or more of our product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	As of September 30, 2026
Customer A	38.0%	38.3%	39.2%
Customer B	32.8%	33.2%	32.8%
Customer C	26.6%	26.1%	25.7%
Total	97.4%	97.6%	97.7%

Accounts Receivable, Net

Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider (1) our historical experience with collections and write-offs; (2) the credit quality of our Customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our Customers; and (4) reasonable and supportable forecasts of economic conditions expected to exist throughout the contractual term of the receivable. As of September 30, 2026, and December 31, 2025, we do not have an allowance for credit losses.

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

The following table provides disaggregated net product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CINVANTI net product sales	$19,970	$23,955	$62,298	$73,841
SUSTOL net product sales	152	1,911	1,241	7,175
ZYNRELEF net product sales	10,598	9,313	31,888	25,542
APONVIE net product sales	4,530	3,034	12,200	7,758
Total net product sales	$35,250	$38,213	$107,627	$114,316

The following table provides a summary of activity with respect to our product returns, distributor fees and discounts, rebates and administrative fees, which are included in other accrued liabilities on the condensed consolidated balance sheets (in thousands):

	Product Returns	Distributor Fees	Discounts, Rebates and Administrative Fees	Total
Balance at December 31, 2025	$4,515	$7,328	$34,152	$45,995
Provision	2,735	26,356	170,807	199,898
Payments/credits	(945)	(26,965)	(170,252)	(198,162)
Balance at September 30, 2026	$6,305	$6,719	$34,707	$47,731

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

Because we have incurred a net loss for the three and nine months ended September 30, 2026 and 2025, the following common stock equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2026	2025
Stock options outstanding	28,025	28,888
Restricted stock units outstanding	9,852	4,014
Warrants outstanding	298	298
Series A Preferred Stock convertible to common shares	700	5,241
Shares of common stock underlying convertible notes outstanding	19,444	19,444

Segment Reporting

Management, upon consideration of the organizational structure of the business and information reviewed by our Chief Executive Officer, who is also our chief operating decision maker ("CODM"), has concluded that we have one reportable segment. All revenues for the three and nine months ended September 30, 2026 and 2025 were generated from customers in the U.S. The CODM allocates resources and evaluates the performance of the reportable segment, which is the consolidated entity, primarily based on net loss as reported on the consolidated statements of operations and comprehensive loss. The significant expenses reviewed by the CODM are cost of product sales, research and development expenses, general and administrative expenses, and sales and marketing expenses as reported on the consolidated statements of operations and comprehensive loss. The Company's operating segments do not record intercompany revenue or allocate any expenses. The CODM does not evaluate operating segments using discrete asset information.

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

We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$11,595	$11,595	$—	$—
U.S. treasury bills and government agency obligations	5,963	5,963	—	—
U.S. corporate debt securities	2,502	—	2,502	—
U.S. commercial paper	1,696	—	1,696	—
Foreign commercial paper	893	—	893	—
Foreign corporate debt securities	800	—	800	—
Total	$23,449	$17,558	$5,891	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$22,313	$22,313	$—	$—
U.S. treasury bills and government agency obligations	9,534	9,534	—	—
U.S. corporate debt securities	7,035	—	7,035	—
U.S. commercial paper	1,545	—	1,545	—
Foreign commercial paper	3,979	—	3,979	—
Foreign corporate debt securities	2,225	—	2,225	—
Total	$46,631	$31,847	$14,784	$—

We have not transferred any investment securities between the three levels of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, cash equivalents included $3.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $1.7 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2025, cash equivalents included $11.6 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $5.4 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2026 and December 31, 2025 are included in cash and cash equivalents on the condensed consolidated balance sheets.

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

Financial instruments, including cash, cash equivalents, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. Our notes payable and convertible notes payable outstanding at September 30, 2026 and December 31, 2025 do not have a readily available ascertainable market value; however, their carrying value, which is measured at carrying value less unamortized debt issuance costs and debt discounts, is considered to approximate their fair value, as the terms were based on market conditions.

5. Short-Term Investments

The following is a summary of our short-term investments (in thousands):

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$5,966	$—	$(3)	$5,963
U.S. corporate debt securities	2,505	—	(3)	2,502
U.S. commercial paper	1,697	—	(1)	1,696
Foreign commercial paper	893	—	—	893
Foreign corporate debt securities	800	—	—	800
Total	$11,861	$—	$(7)	$11,854

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. treasury bills and government agency obligations	$5,542	$2	$—	$5,544
U.S. corporate debt securities	5,439	1	—	5,440
U.S. commercial paper	1,545	—	—	1,545
Foreign commercial paper	3,979	—	—	3,979
Foreign corporate debt securities	1,475	1	—	1,476
Total	$17,980	$4	$—	$17,984

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our marketable securities. We did not recognize any impairment losses during the three and nine months ended September 30, 2026 and 2025.

Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three and nine months ended September 30, 2026 and 2025.

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$57,300	$59,250
Work in process	19,322	26,613
Finished goods	14,679	6,883
Total inventory	$91,301	$92,746

	September 30, 2026	December 31, 2025
CINVANTI	$22,815	$27,417
SUSTOL	383	1,307
ZYNRELEF	60,385	60,436
APONVIE	7,718	3,586
Total inventory	$91,301	$92,746

For the three and nine months ended September 30, 2026, cost of product sales included charges of $0.5 million and $1.7 million, respectively, relating to reserves and write-offs of inventory. For the three and nine months ended September 30, 2025, cost of product sales included charges of $2.2 million and $2.7 million, respectively, relating to reserves and write-offs of inventory.

7. Commitments and Contingencies

Litigation and Other Contingencies

The Company is, from time to time, subject to a variety of litigation and other proceedings incidental to its business, including lawsuits involving claims relating to intellectual property matters, employment matters, commercial disputes, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions, or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. The outcomes of the Company's legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. We have not reserved any amounts for contingencies related to such litigation because they are neither probable nor reasonably estimable based on information currently available. See "Part II. Item 1. Legal Proceedings" in this Quarterly Report on Form 10-Q for further discussion of pending legal proceedings. There can be no assurance that there will not be a change in the scope of one or more of these matters or that any other future legal matters will or will not be material to the Company's financial position, results of operations or cash flows for a particular period.

Leases

In August 2025, we entered into an operating lease agreement for 16,837 square feet of office space in Cary, North Carolina. The lease commenced on May 1, 2026, and will expire 111 months from the lease commencement date, with the option to extend for one additional period of 84 months upon written notice. We recorded a right-of-use lease asset and lease liability of $5.7 million upon lease commencement. We provided the landlord with a letter of credit for $0.2 million, which is included within cash and cash equivalents in the condensed consolidated balance sheet.

In December 2025, we entered into a short-term operating lease agreement for 9,882 square feet of office space in Cary, North Carolina, with a lease term that expired on February 28, 2026.

During the three and nine months ended September 30, 2026, we recognized $0.2 million and $0.3 million of operating lease expense, respectively. During the three months ended September 30, 2026, we did not incur any cash payments for our operating leases. During the nine months ended September 30, 2026, we paid $0.1 million for our operating leases.

During the three and nine months ended September 30, 2025, we recognized $0.8 million and $2.3 million of operating lease expense. During the three and nine months ended September 30, 2025, we paid $0.8 million and $2.4 million for our operating leases, respectively.

Annual future minimum lease payments as of September 30, 2026 are as follows (in thousands):

2026	$—
2027	576
2028	646
2029	665
2030	685
Thereafter	3,412
Total future minimum lease payments	5,984
Less: discount	266
Total lease liabilities	$5,718

8. Long-Term Debt and Convertible Notes

Working Capital Facility Agreement

On August 9, 2023, we entered into a working capital facility agreement (the "Initial Working Capital Facility Agreement") with Hercules Capital, Inc., as administrative agent, collateral agent, and lender ("Hercules"). The Initial Working Capital Facility Agreement provided for an aggregate principal amount of up to $50.0 million with tranched availability as follows: (i) $25.0 million at closing on August 9, 2023 ("tranche 1A"), (ii) $5.0 million available through December 15, 2024 ("tranche 1B") and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 1B and (b) the expiration of tranche 1B, and available through December 15, 2025 ("tranche 1C"), and in the case of tranches 1B and 1C, subject to certain customary conditions to draw down.

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

In addition, in connection with the tranche 1A funding, we issued warrants to Hercules to purchase up to 297,619 shares of our common stock at an exercise price of $1.68 per share (the "Hercules Warrants"). The Hercules Warrants are equal to 2.00% of the principal amount of the tranche 1A loans funded by Hercules (the "Warrant Coverage"). The Initial Working Capital Facility Agreement also required that we issue additional warrants to Hercules at the time of each draw down of tranches 1B and 1C with the same Warrant Coverage. Each Hercules Warrant is exercisable for seven years from the date of issuance. The Hercules Warrant issued in conjunction with the tranche 1A funding remains outstanding at September 30, 2026.

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

On August 8, 2025, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement (the "Second Amendment to the Working Capital Facility Agreement'). The Second Amendment to the Working Capital Facility Agreement (i) provides for an aggregate principal amount of up to $150.0 million plus the accrued and unpaid paid-in-kind interest on the existing debt under the Initial Working Capital Facility Agreement at closing on August 12, 2025, (ii) extends the maturity date under the First Amendment to the Working Capital Facility Agreement to September 1, 2030, (iii) adjusts the interest rate to Prime, with a 7.5% floor, plus 1.95%, (iv) adjusts the paid-in-kind interest rate to 1.0% per annum, which is due upon maturity or payoff, and (v) provides for payment of a 1.0% upfront facility charge and an end of term charge of up to 6.25% of principal drawn. The loans under the Second Amendment to the Working Capital Facility Agreement do not have any scheduled amortization payments. The approximately $150.0 million aggregate principal has tranched availability as follows: (i) $110.0 million plus capitalized paid-in-kind interest of approximately $0.8 million on August 12, 2025 ("tranche 1"), (ii) $20.0 million available through December 15, 2026 ("tranche 2") and (iii) $20.0 million available from the earlier of: (a) the full draw of tranche 2 and (b) September 30, 2027 ("tranche 3"), and in the case of tranches 2 and 3, subject to certain customary conditions to draw down.

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

On January 30, 2026, we entered into an amendment to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement and the Second Amendment to the Working Capital Facility Agreement (the "Third Amendment to Working Capital Facility Agreement") to increase the end of term charge to be up to 6.50%, depending on the end of term.

On August 7, 2026, we entered into a Waiver, Consent and Fourth Amendment to the Working Capital Facility Agreement (the "Fourth Amendment to the Working Capital Facility Agreement") to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement and the Third Amendment to the Working Capital Facility Agreement. The Fourth Amendment to the Working Capital Facility Agreement, among other things, (a) waives the minimum revenue and minimum EBITDA financial covenants for the fiscal quarter ended June 30, 2026 and (b) amends the Working Capital Facility Agreement to (i) require a prepayment by the Company of $17,500,000 in principal amount outstanding under the Working Capital Facility Agreement (the "Prepayment"), consisting of a $13,500,000 prepayment made upon effectiveness of the Fourth Amendment to the Working Capital Facility Agreement and a second prepayment of up to $4,000,000 due on or before September 15, 2026 (which second prepayment may be reduced, including to zero, if certain conditions set forth therein are met), together with End of Term Fees of $661,500 and up to $196,000, respectively, plus accrued PIK Interest (as defined under the Fourth Amendment to the Working Capital Facility Agreement) due on such Prepayment with any fees associated with the Prepayment to be waived, (ii) eliminate the future availability of $20.0 million through December 15, 2026 ("tranche 2") and $20.0 million through September 30, 2027 ("tranche 3"), (iii) revise the minimum revenue covenant, the minimum EBITDA covenant and the minimum cash covenant effective as of the reporting period ending August 31, 2026, (iv) permit the Company to enter into an agreement for certain products, subject to the lenders' approval of the final terms, and (v) include certain other covenants regarding other potential strategic transactions.

On September 17, 2026, we entered into the Fifth Amendment to the Working Capital Facility Agreement (the "Fifth Amendment to the Working Capital Facility Agreement") to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement, the Third Amendment to the Working Capital Facility Agreement, and the Fourth Amendment to the Working Capital Facility Agreement. The Fifth Amendment to the Working Capital Facility Agreement, among other things, amended the terms of the

September 15, 2026 payment of $4,000,000 as specified in the Fourth Amendment to the Working Capital Facility Agreement to separate the payment into a $1,000,000 payment payable on September 15, 2026 and a $3,000,000 payment payable on September 30, 2026. We completed these prepayments, together with End of Term Fees of $49,000 and $147,000, respectively, plus accrued PIK Interest due on such Prepayment with any fees associated with the Prepayment to be waived.

The Initial Working Capital Facility Agreement, together with the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement, the Third Amendment to the Working Capital Facility Agreement, the Fourth Amendment to the Working Capital Facility Agreement and the Fifth Amendment to the Working Capital Facility Agreement is referred to collectively as the "Working Capital Facility Agreement".

Pursuant to the terms of the Asset Purchase Agreement, all outstanding amounts under the Working Capital Facility Agreement will be repaid upon the closing of the Asset Sale.

The Second Amendment to the Working Capital Facility Agreement was accounted for in accordance with ASC Topic 470, Debt. Amendments are assessed by management to determine appropriate treatment as troubled debt restructurings, extinguishments or modifications. The Second Amendment to the Working Capital Facility Agreement qualifies as a debt extinguishment and issuance of a new debt instrument. We recorded a loss on extinguishment during the quarter ended September 30, 2025, of $5.5 million, equal to the carrying value of the Second Amendment to the Working Capital Facility Agreement less the carrying value of the First Amendment to the Working Capital Facility Agreement on August 12, 2025 of $0.3 million, the facility charge of $1.1 million paid to the lenders, the remaining Initial Working Capital Facility Agreement end of term fee of $0.2 million and the present value of Second Amendment to the Working Capital Facility Agreement end of term fee of $3.9 million. The Initial Working Capital Facility Agreement end of term fee is payable on September 1, 2027. The remaining Second Amendment to the Working Capital Facility Agreement end of term fee will be accreted to interest expense over the term of the agreement using the effective interest rate method.

The Third Amendment to the Working Capital Facility Agreement, the Fourth Amendment to the Working Capital Facility Agreement and the Fifth Amendment to the Working Capital Facility Agreement were accounted for in accordance with ASC Topic 470, Debt. Amendments are assessed by management to determine appropriate treatment as troubled debt restructurings, extinguishments or modifications. The Third Amendment to the Working Capital Facility Agreement, the Fourth Amendment to the Working Capital Facility Agreement and the Fifth Amendment to the Working Capital Facility Agreement each qualified as a modification.

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

In connection with the Second Amendment to the Working Capital Facility Agreement, we incurred debt issuance costs of $3.5 million, which were recorded as a debt discount. The debt discount is being amortized into interest expense using the effective interest rate method over the term of the Second Amendment to the Working Capital Facility Agreement. The effective interest rate as of September 30, 2026 is 11.8%.

For the three months ended September 30, 2026, interest expense related to the Working Capital Facility Agreement was $3.0 million, which included $2.5 million related to the stated interest rate, $0.3 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the nine months ended September 30, 2026, interest expense related to the Working Capital Facility Agreement was $9.4 million, which included $7.8 million related to the stated interest rate, $0.8 million related to paid-in-kind interest, and $0.8 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the three months ended September 30, 2025, interest expense related to the Working Capital Facility Agreement was $2.2 million, which included $1.7 million related to the stated interest rate, $0.2 million related to paid-in-kind interest, and $0.2 million related to the amortization of the debt discounts and accretion of the end of term fee.

For the nine months ended September 30, 2025, interest expense related to the Working Capital Facility Agreement was $4.0 million , which included $3.0 million related to the stated interest rate, $0.4 million related to paid-in-kind interest, and $0.6 million related to the amortization of the debt discounts and accretion of the end of term fee.

As of September 30, 2026, the carrying value of the Working Capital Facility Agreement was $91.6 million, which is comprised of the $93.3 million principal amount outstanding, $1.3 million of accumulated paid-in-kind interest, less debt discounts of $3.0 million. The end of term fee accreted as of September 30, 2026, of $4.3 million is recorded in other non-current liabilities on the condensed consolidated balance sheets.

2026 Senior Unsecured Convertible Notes

In May 2021, we entered into a note purchase agreement with funds affiliated with Baker Bros. Advisors LP for a private placement of $150.0 million aggregate principal amount of senior unsecured convertible notes due 2026 (the "2026 Convertible Notes").

On August 8, 2025, we entered into an exchange agreement pursuant to which $150.0 million aggregate principal amount of the 2026 Convertible Notes outstanding were exchanged for (i) 16,666,666 shares of common stock for an aggregate principal amount of $25.0 million of the 2026 Convertible Notes and (ii) the remaining $125.0 million plus accrued and unpaid interest under the 2026 Convertible Notes paid in cash, and which closed on August 12, 2025. As of September 30, 2026, no 2026 Convertible Notes remain outstanding.

For the three months ended September 30, 2025, interest expense related to the 2026 Convertible Notes was $0.4 million, which included $0.4 million related to the stated interest rate and nil related to the amortization of debt issuance costs.

For the nine months ended September 30, 2025, interest expense related to the 2026 Convertible Notes was $1.6 million, which included $1.5 million related to the stated interest rate and $0.1 million related to the amortization of debt issuance costs.

2031 Senior Unsecured Convertible Notes

On August 8, 2025, we entered into the 2031 Convertible Notes Purchase Agreement with a fund affiliated with Rubric Capital Management LP ("Rubric") for a private placement of $35.0 million aggregate principal amount of senior unsecured convertible notes due 2031 (the "2031 Convertible Notes"), which closed on August 12, 2025. We received a total of $31.9 million, net of issuance costs and original issuance discount, from the issuance of the 2031 Convertible Notes.

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

At a special meeting of stockholders held on October 13, 2025, the Company's stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of shares of common stock in connection with the conversion of the 2031 Convertible Notes, which could, under certain circumstances that may occur in the future, exceed 19.99% of the number of shares of the common stock issued and outstanding prior to such issuance. Pursuant to the terms of an Exchange Agreement, dated November 8, 2026, by and between the Company and Rubric (the "Exchange Agreement"), beginning with the Company's fiscal quarter ending March 31, 2027, within 30 calendar days of the last day of such fiscal quarter (each such last day, an "Applicable Date"), Rubric may deliver written notice requesting the exchange of all or a portion of the outstanding 2031 Convertible Notes for unregistered shares of CorMedix's common stock, par value $0.001 per share ("CorMedix common stock") to be received by the Company as stock consideration in connection with the Asset Sale, subject to minimum quarterly amounts of $10.0 million in principal amount for each of the first three quarters and $5.0 million in principal amount, plus any accrued and unpaid interest, for the final quarter. Any amounts not requested to be exchanged in a quarter will be allocated pro rata to the remaining quarters. Any exchange of up to $10.0 million per quarter will be subject to the Minimum Exchange Price (as defined in the Exchange Agreement), such that no outstanding 2031 Convertible Notes will be required to be exchanged if the Exchange Price (as defined below) does not exceed the Minimum Exchange Price. Any exchange in excess of $10.0 million per quarter will be subject to the mutual written agreement of the Company and Rubric. The outstanding 2031 Convertible Notes will be exchanged solely for unregistered shares of CorMedix common stock to be received by the Company as stock consideration in connection with the Asset Sale, valued based on the volume-weighted average price of CorMedix common stock over the five consecutive trading days prior to the Applicable Date (the "Exchange Price"). Following each exchange, Rubric will deliver a payoff letter with respect to the exchanged portion of the 2031 Convertible Notes. The Exchange Agreement will terminate upon the mutual written consent of the parties, termination of the Asset Purchase Agreement in accordance with its terms, or the full satisfaction and discharge of all outstanding 2031 Convertible Notes.

The 2031 Convertible Notes were accounted for in accordance with ASC 470-20 and ASC 815-40. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (1) indexed to the issuer's stock and (2) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the 2031 Convertible Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the 2031 Convertible Notes were recorded as a liability on the condensed consolidated balance sheets.

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

For the three months ended September 30, 2026, interest expense related to the 2031 Convertible Notes was $0.6 million, which included $0.2 million related to the stated interest rate, $0.4 million related to paid-in-kind interest and $0.03 million related to the amortization of debt discount and debt issuance costs.

For the nine months ended September 30, 2026, interest expense related to the 2031 Convertible Notes was $1.8 million, which included $0.2 million related to the stated interest rate, $1.7 million related to paid-in-kind interest and $0.04 million related to the accretion of debt issuance costs and debt discounts.

For the three and nine months ended September 30, 2025, interest expense related to the 2031 Convertible Notes was $0.3 million, respectively, which included $0.3 million, related to paid-in-kind interest and nil, related to the amortization of debt issuance costs.

As of September 30, 2026, the carrying value of the 2031 Convertible Notes was $34.4 million, which is comprised of the $35.0 million principal amount of the 2031 Convertible Notes outstanding, $2.6 million of accumulated paid-in-kind interest, less debt issuance costs of $3.2 million.

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

At a special meeting of stockholders held on October 13, 2025, the Company's stockholders approved, pursuant to Nasdaq Listing Rule 5635(d), the issuance of shares of common stock in connection with the conversion of the Series A convertible preferred stock, which could, under certain circumstances that may occur in the future, exceed 19.99% of the number of shares of the common stock issued and outstanding prior to such issuance.

Upon stockholder approval in October 2025, 454,129 shares of Series A convertible preferred stock were converted to common stock, resulting in the issuance of 4,541,290 shares of common stock. The remaining 70,012 shares of Series A convertible preferred stock are subject to beneficial ownership limitations and thus did not convert to common stock as of September 30, 2026.

10. Equity Incentive Plan

Option Plan Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	28,705	$2.98	7.64
Granted	366	$0.99
Exercised	—	$—
Expired and forfeited	(1,046)	$6.09
Outstanding at September 30, 2026	28,025	$2.84	6.97

We estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model. The following are the weighted-average assumptions:

	For the Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.9%	4.2%
Dividend yield	0.0%	0.0%
Volatility	79.9%	80.1%
Expected life (years)	6 to 10	6 to 10

The following table summarizes the restricted stock unit ("RSUs") activity for the nine months ended September 30, 2026:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	3,799	$1.91
Granted	8,051	$1.31
Released	(1,679)	$1.67
Expired and forfeited	(319)	$1.38
Outstanding at September 30, 2026	9,852	$1.48

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$257	$277	$789	$797
General and administrative	1,968	1,918	5,800	5,315
Sales and marketing	858	657	2,648	2,048
Total stock-based compensation expense	$3,083	$2,852	$9,237	$8,160

As of September 30, 2026, there was $22.8 million of total unrecognized compensation cost related to non-vested, stock-based payment awards granted under all of our equity compensation plans and all non-plan option grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this compensation cost over a weighted-average period of two years.

11. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. We continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2026.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will be recognized when it is more likely than not of being sustained. The disclosures regarding uncertain tax positions included in our 2025 Annual Report, continue to be accurate for the three and nine months ended September 30, 2026.

12. Subsequent Events

Proposed Asset Sale

On November 8, 2026, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with CorMedix, pursuant to which it has agreed to sell substantially all of its assets to CorMedix, other than certain excluded assets, including its federal income tax net operating loss carryforwards (the "NOLs") and certain other tax attributes, and CorMedix has agreed to acquire those assets and assume certain liabilities of the Company as set forth in the Asset Purchase Agreement (the "Asset Sale"). As consideration for the Asset Sale, CorMedix has agreed to (i) issue to the Company 14,583,333 shares of CorMedix common stock, (ii) pay to the Company a purchase price equal to $145.0 million in cash, subject to certain adjustments for the Company’s closing cash and net working capital as set forth in the Asset Purchase Agreement, of which $2.0 million will be deposited into escrow, at the closing of the Asset Sale to secure post-closing adjustments to the cash consideration, which post-closing adjustments may not exceed $10.0 million in either direction, (iii) pay to the Company royalties equal to 5.0% of the amount, if any, by which aggregate annual net sales of CINVANTI, SUSTOL and the products covered by the Company's multi-product Development and License Agreement (the "License Agreement") with Long Grove Pharmaceuticals, LLC, a Delaware limited liability company ("Long Grove"), exceed $25.0 million in each of calendar years 2027, 2028 and 2029, if and when payable, on the terms set forth in the Asset Purchase Agreement, (iv) pay to the Company earn-out payments of $25.0 million if net sales of ZYNRELEF for calendar year 2028 equal or exceed $65.0 million and an additional $30.0 million if such net sales equal or exceed $95.0 million, payable at CorMedix's election in cash, shares of CorMedix common stock or a combination thereof (provided that any portion that would cause the aggregate shares of CorMedix common stock issued under the Asset Purchase Agreement to exceed 19.9% of the CorMedix common stock outstanding as of the closing of the Asset Sale will be paid in cash), if and when payable, on the terms set forth in the Asset Purchase Agreement and (v) assume certain of the Company’s liabilities as specified in the Asset Purchase Agreement.

The Asset Sale, which has been unanimously approved by the board of directors of the Company (the "Board"), is currently expected to close in the first quarter of 2027, subject to approval by the Company's stockholders and the satisfaction of other customary closing conditions. The Asset Purchase Agreement contains certain termination rights in favor of each of the Company and CorMedix. In addition, the Asset Purchase Agreement provides that, in connection with certain terminations of the Asset Purchase Agreement, depending on the circumstances surrounding the termination, one party may be required to pay the other party a termination fee of $4.0 million.

If the Asset Sale closes, the Company will exit the operation of its current biotechnology business and other historical operations, but it does not intend to liquidate and will remain a publicly traded company. The Company will retain other material assets following the closing of the Asset Sale, including the shares of CorMedix common stock issued to the Company in the Asset Sale, the right to receive future royalties, earn-out payments, significant NOLs and cash on hand. Following the closing of the Asset Sale, the Board intends to actively evaluate various strategic transactions and opportunities for the use of the proceeds of the Asset Sale, including acquiring or investing in additional businesses or assets, which may or may not be pharmaceutical or biotechnology businesses or assets. Such opportunities may include, but are not limited to, the acquisition of products, product candidates, milestone payments and royalty streams, programs or technologies as well as pursuing strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. It is currently uncertain what businesses or assets the Company may acquire or invest in following the closing of the Asset Sale, and the Board intends to evaluate opportunities to create value for the benefit of stockholders.

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
•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations and comprehensive loss by comparing the results for the three and nine months ended September 30, 2026 and 2025.
•
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended September 30, 2026 and 2025, and a discussion of our outstanding commitments and contingencies that existed as of September 30, 2026.

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

Acute Care Product Portfolio

ZYNRELEF

ZYNRELEF is a dual-acting local anesthetic that delivers a fixed-dose combination of the local anesthetic bupivacaine and a low dose of the nonsteroidal anti-inflammatory drug meloxicam. ZYNRELEF is the first and only modified-release local anesthetic to be classified by the FDA as an extended-release product because ZYNRELEF demonstrated in Phase 3 studies significantly reduced pain and a significantly increased proportion of patients requiring no opioids through the first 72 hours following surgery compared to bupivacaine solution, the current standard-of-care local anesthetic for postoperative pain control.

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

Effective April 1, 2025, ZYNRELEF is reimbursed through inclusion in the Non-Opioids Prevent Addiction in the Nation ("NOPAIN") Act, which directs CMS to provide separate Medicare reimbursement for non-opioid treatments that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. To qualify, the non-opioid treatment must demonstrate the ability to replace, reduce, or avoid intraoperative or postoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The hospital outpatient prospective payment system and ambulatory surgical center rule for calendar year 2025 includes ZYNRELEF as a qualifying non-opioid requiring CMS to provide separate Medicare reimbursement in both the hospital outpatient department and ambulatory surgical center settings through December 31, 2027.

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

APONVIE

APONVIE is the first and only commercially available intravenous formulation of aprepitant, a substance P/neurokinin-1 ("NK1") receptor antagonist indicated for postoperative nausea and vomiting ("PONV") in adults. Delivered via a single 30-second intravenous ("IV") injection, APONVIE has demonstrated rapid achievement of therapeutic drug levels ideally suited for the surgical setting.

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

On June 1, 2026, the U.S. District Court for the District of Delaware issued a decision in the patent litigation between the Company and Azurity Pharmaceuticals, Inc., Azurity Pharmaceuticals India LLP f/k/a Slayback Pharma India LLP, and Slayback Pharma LLC ("Azurity"), with respect to CINVANTI, holding that the asserted claims of the Company's U.S. Patent Nos. 12,115,255 and 12,290,520 are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. This decision has no impact on any prior settlement agreement related to CINVANTI or APONVIE.

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

SUSTOL was approved by the FDA in August 2016, and we commenced commercial sales in the U.S. in October 2016. We ceased commercial sales of SUSTOL on September 30, 2026.

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

Recent Events

Proposed Asset Sale

On November 8, 2026, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with CorMedix, pursuant to which it has agreed to sell substantially all of its assets to CorMedix, other than certain excluded assets, including its federal income tax net operating loss carryforwards (the "NOLs") and certain other tax attributes, and CorMedix has agreed to acquire those assets and assume certain liabilities of the Company as set forth in the Asset Purchase Agreement (the "Asset Sale"). As consideration for the Asset Sale, CorMedix has agreed to (i) issue to the Company 14,583,333 shares of CorMedix common stock, (ii) pay to the Company a purchase price equal to $145.0 million in cash, subject to certain adjustments for the Company's closing cash and net working capital as set forth in the Asset Purchase Agreement, of which $2.0 million will be deposited into escrow, at the closing of the Asset Sale to secure post-closing adjustments to the cash consideration, which post-closing adjustments may not exceed $10.0 million in either direction, (iii) pay to the Company royalties equal to 5.0% of the amount, if any, by which aggregate annual net sales of CINVANTI, SUSTOL and the products covered by the Company's multi-product Development and License Agreement (the "License Agreement") with Long Grove Pharmaceuticals, LLC, a Delaware limited liability company ("Long Grove"), exceed $25.0 million in each of calendar years 2027, 2028 and 2029, if and when payable, on the terms set forth in the Asset Purchase Agreement, (iv) pay to the Company earn-out payments of $25.0 million if net sales of ZYNRELEF for calendar year 2028 equal or exceed $65.0 million and an additional $30.0 million if such net sales equal or exceed $95.0 million, payable at CorMedix’s election in cash, shares of CorMedix common stock or a combination thereof (provided that any portion that would cause the aggregate shares of CorMedix common stock issued under the Asset Purchase Agreement to exceed 19.9% of the CorMedix common stock outstanding as of the closing of the Asset Sale will be paid in cash), if and when payable, on the terms set forth in the Asset Purchase Agreement and (v) assume certain of the Company's liabilities as specified in the Asset Purchase Agreement.

The Asset Sale, which has been unanimously approved by the board of directors of the Company (the "Board"), is currently expected to close in the first quarter of 2027, subject to approval by the Company's stockholders and the satisfaction of other customary closing conditions. The Asset Purchase Agreement contains certain termination rights in favor of each of the Company and CorMedix. In addition, the Asset Purchase Agreement provides that, in connection with certain terminations of the Asset Purchase Agreement, depending on the circumstances surrounding the termination, one party may be required to pay the other party a termination fee of $4.0 million.

If the Asset Sale closes, the Company will exit the operation of its current biotechnology business and other historical operations, but it does not intend to liquidate and will remain a publicly traded company. The Company will retain other material assets following the closing of the Asset Sale, including the shares of CorMedix common stock issued to the Company in the Asset Sale, the right to receive future royalties, earn-out payments, significant NOLs and cash on hand. Following the closing of the Asset Sale, the Board intends to actively evaluate various strategic transactions and opportunities for the use of the proceeds of the Asset Sale, including acquiring or investing in additional businesses or assets, which may or may not be pharmaceutical or biotechnology businesses or assets. Such opportunities may include, but are not limited to, the acquisition of products, product candidates, milestone payments and royalty streams, programs or technologies as well as pursuing strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. It is currently uncertain what businesses or assets the Company may acquire or invest in following the closing of the Asset Sale, and the Board intends to evaluate opportunities to create value for the benefit of stockholders.

Long Grove Development and License Agreement

On September 23, 2026, we entered into a multi-product License Agreement with Long Grove, and Capstone Development Services Company, LLC, a Delaware limited liability company ("Capstone"). For additional information regarding the License Agreement, see "Contractual Obligations and Commitments—Licensing Commitments" below.

Fifth Amendment to Working Capital Facility

On September 17, 2026, we entered into the Fifth Amendment to the Working Capital Facility Agreement (the "Fifth Amendment to the Working Capital Facility Agreement") to the Initial Working Capital Facility Agreement with Hercules Capital, Inc., as administrative agent, collateral agent, and lender ("Hercules"). See Note 8 - Long-Term Debt and Convertible Notes.

Amendment No. 1 and Amendment No. 2 to Tax Benefit Preservation Plan

On August 14, 2026, we entered into Amendment No. 1 to Tax Benefit Preservation Plan ("Amendment No. 1"), which amends our Tax Benefit Preservation Plan, dated as of August 14, 2025 (the "Original Plan"), with Computershare Trust Company, N.A., as rights agent. Amendment No. 1 revises the definition of "Final Expiration Date" and all references to August 14, 2026 in the Plan to mean August 14, 2029.

On November 8, 2026, we entered into Amendment No. 2 to the Plan ("Amendment No. 2," together with the Original Plan and Amendment No. 1, the "Plan"), which amends the Original Plan, as amended by Amendment No. 1, with Computershare Trust Company, N.A., as rights agent. Amendment No. 2 revises the Plan to (i) include an exception to the definition of "Acquiring Person" in the Plan providing that no person will become an Acquiring Person as a result of an agreement pursuant to which such person has the right to acquire, vote or dispose of, or otherwise beneficially own, shares of the Company's common stock, if such agreement is executed by the Company and approved by the Board for purposes of such exception before such person would otherwise become an Acquiring Person and (ii) provide that, upon the closing of any merger, acquisition or other transaction of the type described in the Plan, the Plan and the Rights (as defined in the Plan) will terminate only if the Board approves such termination, and absent such approval, the Plan will continue in full force and effect following the closing of such transaction.

Material Trends and Developments

There are no material changes to our material trends and developments disclosures included in our 2025 Annual Report during the three and nine months ended September 30, 2026.

Contractual Obligations and Commitments

Purchase Obligations

Framework Agreement

On August 6, 2025, we entered into a Framework Agreement (the "Framework Agreement") with Patheon Austria GmbH & Co KG ("Patheon") and Thermo Fisher Scientific Inc. (solely for purposes as specified therein). Under the Framework Agreement, Patheon will manufacture and supply specific quantities of certain products, continue to perform certain ongoing stability studies related to such products and provide warehousing services, subject to the terms of a manufacturing and supply agreement previously entered into by us and Patheon, as amended by the amendments set forth in the Framework Agreement. We are required to purchase certain quantities of such products through December 31, 2026, but our monthly payment for such products may be reduced for unreleased products or non-conforming products if the products are not released by specified release dates. On November 13, 2025, we entered into Amendment No. 1 to Framework Agreement, pursuant to which certain payment terms were amended. On July 20, 2026, we entered into Amendment No. 2 to Framework Agreement (the "Amendment No. 2 to Framework Agreement"), pursuant to which certain scheduled payments were deferred. The Framework Agreement was effective on August 6, 2025 and will be in effect through and terminate automatically on December 31, 2026, other than with respect to any ongoing project addendums for stability studies entered into prior to December 31, 2026 and the payment of the scheduled payments deferred pursuant to Amendment No. 2 to Framework Agreement.

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

Licensing Commitments

On September 23, 2026, we entered into a multi-product License Agreement with Long Grove, and Capstone Development Services Company, LLC, a Delaware limited liability company ("Capstone"), which provided for, among other things, the grant by Long Grove to us of an exclusive (as to the licensed patents), sublicensable license to import, distribute, sell and market certain products in the United States, including its territories, commonwealths and possessions (the "Territory"), and a non-exclusive license to manufacture such products worldwide for sale in the Territory and certain obligations to collaborate on developing and commercializing such products. Capstone is a party to the License Agreement solely to provide certain exclusivity covenants and backstop obligations. Under the License Agreement, the Company shall pay to Long Grove certain regulatory milestone payments, sales-based milestone payments, and royalty payments and be reimbursed for certain expenses. The License Agreement has an initial term of ten (10) years following the first commercial sale of any product, with automatic two (2)-year renewal terms, and may be terminated by either party upon the occurrence of certain conditions customary for agreements of this type.

Other Obligations and Contingencies

We are, from time to time, subject to a variety of litigation and other proceedings incidental to our business, including lawsuits involving claims relating to intellectual property matters, employment matters, commercial disputes, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions, or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. The outcomes of the Company's legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. We have not reserved any amounts for contingencies related to such litigation because they are neither probable nor reasonably estimable based on information currently available. See "Part II. Item 1. Legal Proceedings" in this Quarterly Report on Form 10-Q for further discussion of pending legal proceedings. There can be no assurance that there will not be a change in the scope of one or more of these matters or that any other future legal matters will or will not be material to our financial position, results of operations or cash flows for a particular period.

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

Our critical accounting estimates include: revenue recognition, investments, inventory and the related reserves, accrued clinical and manufacturing liabilities, income taxes, stock-based compensation and accounting for debt and equity transactions. There are no material changes to our critical accounting estimates disclosures included in our 2025 Annual Report during the three and nine months ended September 30, 2026.

Recent Accounting Pronouncements

See Note 3 - Accounting Policies - Recent Accounting Pronouncements to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	% of Sales	2025	% of Sales	2026	% of Sales	2025	% of Sales
Net product sales	$35,250		$38,213		$107,627		$114,316
Cost of product sales	8,958	25.4%	11,914	31.2%	31,168	29.0%	30,228	26.4%
Gross profit	26,292		26,299		76,459		84,088

Operating expenses:
Research and development	3,099	8.8%	3,470	9.1%	8,186	7.6%	8,683	7.6%
General and administrative	12,341	35.0%	13,980	36.6%	35,762	33.2%	41,153	36.0%
Sales and marketing	12,521	35.5%	12,942	33.9%	40,989	38.1%	36,828	32.2%
(Loss) income from operations	$(1,669)	(4.7%)	$(4,093)	(10.7%)	$(8,478)	(7.9%)	$(2,576)	(2.3%)

Net Product Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acute Care Net Product Sales	$15,128	$12,347	$44,088	$33,300
Oncology Net Product Sales	20,122	25,866	63,539	81,016
Total Net Product Sales	$35,250	$38,213	$107,627	$114,316

Total acute care net product sales increased by $2.8 million or 22.5% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase in units sold, as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total acute care net product sales increased by $10.8 million or 32.4% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase in units sold, as a result of an increase in market share and new customers for both ZYNRELEF and APONVIE.

Total oncology net product sales decreased by $5.7 million or 22.2% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in units sold as a result of continued competitive pressure.

Total oncology net product sales decreased by $17.5 million or 21.6% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in units sold as a result of continued competitive pressure.

Cost of Product Sales and Gross Profit

Cost of product sales decreased by $3.0 million or 24.8% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 and as a percentage of sales decreased 5.8% during the same period.

Cost of product sales increased by $0.9 million or 3.1% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 and as a percentage of sales increased 2.6% during the same period.

Gross profit for the three months ended September 30, 2026 was 74.6%, compared to 68.8% during the three months ended September 30, 2025.

Gross profit for the nine months ended September 30, 2026 was 71.0%, compared to 73.6% during the nine months ended September 30, 2025.

The decrease in cost of product sales for the three months ended September 30, 2026, as compared to the same period in 2025, is primarily attributable to a reduction in inventory reserves recorded in the three months ended September 30, 2026 as compared to the same period in 2025 of $1.7 million and a reduction in the units sold during the three months ended September 30, 2026 as compared to the same period in 2025 of $1.1 million.

The increase in cost of product sales for the nine months ended September 30, 2026, as compared to the same period in 2025, is primarily attributable to an increase in units sold during the nine months ended September 30, 2026 as compared to the same period in 2025 of $2.0 million, offset by a reduction in inventory reserves recorded in the nine months ended September 30, 2026 as compared to the same period in 2025 of $1.0 million.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ZYNRELEF-related costs	$1,379	$1,944	$3,536	$3,861
CINVANTI-related costs	38	—	260	302
APONVIE-related costs	66	—	229	1
SUSTOL-related costs	—	—	2	75
Other costs	500	—	500	—
Personnel costs and other expenses	859	1,249	2,870	3,647
Stock-based compensation expense	257	277	789	797
Total research and development expense	$3,099	$3,470	$8,186	$8,683

Research and development expense decreased by $0.4 million or 10.7% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $0.4 million decrease in personnel and related expenses due to lower headcount and a decrease in expense with external vendors of $0.5 million due to timing. These decreases were offset by the expense for the first regulatory milestone with Long Grove of $0.5 million.

Research and development expense decreased by $0.5 million or 5.7% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $0.7 million decrease in personnel and related expenses due to lower headcount and a decrease in expense with external vendors of $0.2 million due to timing. These decreases were offset by the expense for the first regulatory milestone with Long Grove of $0.5 million.

General and Administrative Expense

General and administrative expense decreased by $1.6 million or 11.7% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $0.9 million decrease in rent expense due to the closure of our San Diego, California office in December 2025 and a $0.7 million decrease in legal spend due to timing of litigation.

General and administrative expense decreased by $5.4 million or 13.1% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $4.2 million decrease in legal spend due to timing of litigation, a $2.7 million decrease in rent expense due to the closure of our San Diego, California office in December 2025 and a $0.2 million decrease in expense with external vendors due to timing. These decreases were offset by a $1.8 million increase in personnel and related expenses due to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.4 million or 3.3% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $1.4 million decrease in expense with external vendors, due to timing. This decrease was offset by a $0.4 million increase in marketing spend related to ZYNRELEF and a $0.5 million increase in personnel and related cost due to an increase in headcount.

Sales and marketing expense increased by $4.2 million or 11.3% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to a $3.6 million increase in personnel and related expenses due to an increase in headcount and a $1.7 million increase in marketing spend related to ZYNRELEF. These increases were offset by a $1.1 million decrease in expense with external vendors due to timing.

Other Expense, Net

For the three months ended September 30, 2026, other expense, net was $3.3 million, compared to $13.4 million, for the three months ended September 30, 2025. The decrease was primarily attributable to the loss on debt extinguishment recognized during the three months ended September 30, 2025 of $11.3 million, offset by an increase in interest expense of $0.9 million, a decrease in sublease income of $0.3 million related to the San Diego, California lease that ended on December 31, 2025, and a decrease in interest income of $0.2 million.

For the nine months ended September 30, 2026, other expense, net was $10.1 million, compared to $14.7 million, for the nine months ended September 30, 2025. The decrease was primarily attributable to the loss on debt extinguishment recognized during the three months ended September 30, 2025 of $11.3 million, offset by an increase in interest expense of $5.5 million, a decrease in sublease income of $0.9 million related to the San Diego, California lease that ended on December 31, 2025, and a decrease in interest income of $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $23.4 million. Our net loss for the three months ended September 30, 2026 was $5.0 million, or loss per share of $0.03, compared to net loss of $17.5 million, or loss per share of $0.10, for the same period in 2025. Our net loss for the nine months ended September 30, 2026 was $18.6 million, or loss per share of $0.10, compared to net loss of $17.2 million, or $0.11 loss per share, for the same period in 2025. We have incurred significant operating losses and negative cash flows from operations and had an accumulated deficit of $2.0 billion as of September 30, 2026. From our inception through September 30, 2026, we have financed our operations, including technology and product research and development, primarily through the issuance of common stock, convertible notes and warrants, product sales and debt financings.

Based on our current operating plan and projections, management believes that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for operations for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, our Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. Based on our results of operations for the nine months ended September 30, 2026 and without additional funding from the closing of the Asset Sale or otherwise, there is a possibility we may not satisfy one or more covenants under our Working Capital Facility Agreement within the next twelve months, absent a waiver, consent or amendment under our Working Capital Facility Agreement. If an event of default occurs under the Working Capital Facility Agreement due to the failure to satisfy certain covenants, our lenders could declare all outstanding principal, together with accrued and unpaid interest and end of term fee, to be immediately due and payable. If the payment of the debt is accelerated, absent any additional funding, cash flows from our operations will be insufficient to repay such debt in full. Therefore, if all outstanding amounts under the Working Capital Facility Agreement are accelerated, management expects there will be substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If an event of default occurs under the note purchase agreement in connection with the 2031 Convertible Notes (the "2031 Convertible Notes Purchase Agreement") due to the acceleration of all outstanding amounts under the Working Capital Facility Agreement, the required purchasers under the 2031 Convertible Notes Purchase Agreement could also declare the acceleration of all outstanding amounts under the 2031 Convertible Notes, subject to applicable notice requirements and cure periods.

Pursuant to the Asset Purchase Agreement, a portion of the cash consideration in the Asset Sale will be used to repay all amounts outstanding under the Working Capital Facility Agreement. A portion of the stock consideration in the Asset Sale will be used to exchange all or a portion of the outstanding 2031 Convertible Notes as described in Note 8 - Long-Term Debt and Convertible Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The completion of the Asset Sale is subject to approval by the Company’s stockholders and the satisfaction of other customary closing conditions, and there can be no assurance that the Company will be successful in obtaining stockholder approval or closing the Asset Sale on the anticipated timeline, on the terms currently contemplated, or at all.

Cash Flows

The net change in cash and cash equivalents consisted of the following:

Our net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $4.5 million and $18.4 million, respectively. The decrease in net cash used in operating activities of $13.9 million or 75.3%, was primarily attributable to the loss on debt extinguishment recognized during the nine months ended September 30, 2025 and variability in payments for operating assets and liabilities including, inventory, prepaid expenses and other assets, accounts payable and accrued clinical and manufacturing liabilities.

Our net cash provided by investing activities for the nine months ended September 30, 2026 was $5.9 million compared to net cash provided by investing activities for the nine months ended September 30, 2025, which was $21.5 million. The change in net cash used in investing activities of $15.6 million, was primarily attributable to net maturities of short-term investments of $6.5 million for the nine months ended September 30, 2026 compared to net maturities of short-term investments of $21.7 million for the nine months ended September 30, 2025.

Our net cash used in financing activities for the nine months ended September 30, 2026 was $18.4 million, compared to net cash provided by financing activities for the nine months ended September 30, 2025, which was $14.2 million. The change in net cash used in financing activities was primarily attributable to net cash provided by the financing transactions during the nine months ended September 30, 2025, compared to net cash used in financing transactions during the nine months ended September 30, 2026 of $18.4 million for principal payments for the Working Capital Facility Agreement.

Material Cash Requirements

There are no material changes to our material cash requirements disclosures included in our 2025 Annual Report during the three and nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our 2025 Annual Report. There are no material changes to the quantitative and qualitative disclosures included in our 2025 Annual Report during the three and nine months ended September 30, 2026.

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

On June 14, 2022, the Company received a Paragraph IV notice of certification (the "Fresenius Kabi Notice") from Fresenius Kabi advising that Fresenius Kabi had submitted an abbreviated new drug application ("ANDA") to the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; and 11,173,118 (the "CINVANTI Patents"), which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). The Fresenius Kabi Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Fresenius Kabi's ANDA.

On July 27, 2022, the Company filed a complaint for patent infringement of the CINVANTI Patents against Fresenius Kabi and a related entity in the U.S. District Court for the District of Delaware (the "Court") in response to Fresenius Kabi's ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Fresenius Kabi from infringing the CINVANTI Patents. On May 15, 2024, the Court granted partial summary judgment of infringement for the Company and found no indefiniteness of U.S. Patent Nos. 9,561,229 and 9,974,794. On June 24, 2024, the parties commenced a four-day bench trial centered on Fresenius Kabi's defense of obviousness of claims from U.S. Patent Nos. 9,561,229 and 9,974,794 that cover CINVANTI. Oral argument was held on August 29, 2024.

On December 3, 2024, the Court issued a ruling in the Company's favor. The Court found that the Company's U.S. Patent Nos. 9,561,229 and 9,974,794, which expire in 2035, are valid and would be infringed by Fresenius Kabi's proposed generic product. In view of the decision, the Court ordered that the effective date of any final approval by the FDA of Fresenius Kabi's ANDA shall not be a date earlier than September 18, 2035, the expiration date of each of U.S. Patent Nos. 9,561,229 and 9,974,794. On January 8, 2025, Fresenius Kabi filed notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On September 24, 2025, the briefing was completed, and on November 3, 2026, oral argument was completed. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

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

On December 11, 2023, the Company received a Paragraph IV notice of certification (the "Slayback Notice") from Slayback Pharma LLC ("Slayback") (now owned by Azurity Pharmaceuticals, Inc. ("Azurity")) advising that Slayback had submitted a new drug application ("NDA") under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. ("Slayback's NDA") prior to the expiration of the patents listed in the Orange Book. The Slayback Notice alleges that the CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Slayback's NDA. On January 24, 2024, the Company filed a complaint for patent infringement of the CINVANTI Patents against Slayback and a related entity in the U.S. District Court for the District of New Jersey in response to Slayback's NDA filing. The complaint seeks, among other relief, equitable relief enjoining Slayback from infringing those patents. On July 2, 2024, the U.S. District Court for the District of New Jersey granted Slayback's motion to transfer this matter to the U.S. District Court for the District of Delaware. On December 12, 2024, the Company filed a complaint against Slayback, Azurity, and related entities in the U.S. District Court for District of Delaware for patent infringement of U.S. Patent Nos. 12,115,254 and 12,115,255. On May 23, 2025, the Company filed an amended complaint against Slayback, Azurity and related entities adding an allegation of patent infringement of U.S. Patent No. 12,290,520. On September 16, 2025, the parties entered into a stipulation (Case No. 24-1363, D.I. 119) limiting the issues for trial. On November 17, 2025, the parties commenced a two-day bench trial centered on Azurity's § 112 defenses of claims from U.S. Patent Nos. 12,115,255 and 12,290,520 that cover CINVANTI. On February 6, 2026, the post-trial briefing was completed, and, on March 24, 2026, the Court held closing arguments. On June 1, 2026, the Court issued a ruling holding that the asserted claims of the '255 Patent and the '520 Patent are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. On June 30, 2026, the Company appealed both final judgments to the U.S. Court of Appeals for the Federal Circuit. On July 31, 2026, the appeals were consolidated. On November 4, 2026, the briefing was completed. The Company intends to vigorously enforce its intellectual property rights relating to CINVANTI.

On February 28, 2025, Azurity, Azurity Pharma India LLP, and Slayback requested Post-Grant Review ("PGR") of U.S. Patent Nos. 12,115,254 and 12,115,255 in PGR2025-00035 and PGR2025-00036, respectively. On April 14, 2025, the Petitions were accorded a filing date. On June 16, 2025, the Company filed a brief requesting discretionary denial of the Petitions in PGR2025-00035 and PGR2025-00036. On July 14, 2025, the Company filed its Patent Owner Preliminary Response. On August 14, 2025, the Patent Trial and Appeal Board discretionarily denied institution of Azurity's PGRs.

On February 7, 2025, the Company received a Notice Letter (the "Qilu Notice") from Qilu Pharmaceutical (Hainan) Co., Ltd and Qilu Pharma, Inc. ("Qilu") advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of APONVIE in the U.S. ("Qilu's ANDA for a generic version of APONVIE") prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800, 11,878,074, 12,115,254, and 12,115,255 (the "Noticed APONVIE Patents"), which are listed in the Orange Book. On March 21, 2025, the Company filed a complaint for patent infringement of the Noticed APONVIE Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu's ANDA for a generic version of APONVIE.

On June 11, 2025, the Company received a Notice Letter (the "Qilu CINVANTI Notice") from Qilu advising that Qilu had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI in the U.S. ("Qilu's ANDA for a generic version of CINVANTI") prior to the expiration of U.S. Patent Nos.: 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; 11,744,800; 12,115,254; 12,115,255; and 12,290,520 (the "Noticed CINVANTI Patents"), which are listed in the Orange Book for CINVANTI. On July 3, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Qilu in the U.S. District Court for the District of Delaware in response to Qilu's ANDA for a generic version of CINVANTI.

On July 15, 2025, the Qilu CINVANTI and APONVIE litigations were consolidated. The Company entered into a settlement agreement with Qilu to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Qilu's ANDAs for generic versions of CINVANTI and APONVIE. In connection with the settlement, on November 6, 2025, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On November 19, 2025, the Company received a Paragraph IV notice of certification (the "Baxter Notice") from Baxter Healthcare Corporation ("Baxter") advising that Baxter had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of CINVANTI ("Baxter's ANDA for a generic version of CINVANTI") in the U.S. prior to the expiration of the

Noticed CINVANTI Patents, which are listed in the Orange Book. On December 23, 2025, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Baxter and a related entity in the U.S. District Court for the District of Delaware in response to the filing of Baxter's ANDA for a generic version of CINVANTI. The Company entered into a settlement agreement with Baxter to resolve the ongoing patent litigation in the U.S. District Court for the District of Delaware related to Baxter's ANDA for a generic version of CINVANTI. In connection with the settlement, on April 28, 2026, the Court granted the Stipulation and Order of Dismissal with the U.S. District Court for the District of Delaware requesting that the Court dismiss the pending litigation between the parties.

On June 26, 2026, the Company received a Paragraph IV notice of certification (the "Long Grove Notice") from Long Grove Pharmaceuticals, LLC ("Long Grove") advising that Long Grove had submitted an application seeking approval to manufacture, use, or sell a generic version of CINVANTI in the U.S. ("Long Grove's NDA") prior to the expiration of the Noticed CINVANTI Patents, which are listed in the Orange Book for CINVANTI. The Long Grove Notice alleges that the Noticed CINVANTI Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the Long Grove NDA product. On August 7, 2026, the Company filed a complaint for patent infringement of the Noticed CINVANTI Patents against Long Grove and a related entity in the U.S. District Court for the District of Delaware in response to Long Grove's NDA filing. On October 7, 2026, the case was closed pursuant to a notice of dismissal filed on September 29, 2026.

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

Risks Related to the Asset Sale

The Asset Sale is subject to significant conditions, including stockholder approval. Failure to complete the Asset Sale and the transactions contemplated thereby within the intended timeframe, or at all, could materially harm the Company's business, financial condition, the trading price of the Company's common stock and its ability to continue as a going concern.

On November 8, 2026, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with CorMedix Inc., a Delaware corporation ("CorMedix"), pursuant to which the Company agreed to sell substantially all of its assets to CorMedix, other than certain excluded assets, including its federal income tax net operating loss carryforwards (the "NOLs") and certain other tax attributes, and CorMedix has agreed to acquire those assets and assume certain liabilities of the Company as set forth in the Asset Purchase Agreement (the "Asset Sale"). Pursuant to the terms of the Asset Purchase Agreement, all outstanding amounts under the Working Capital Facility Agreement will be repaid upon the closing of the Asset Sale. Pursuant to the terms of the Exchange Agreement, all outstanding principal amount of 2031 Convertible Notes will be exchanged in quarterly installments for shares of CorMedix common stock issued to the Company in connection with the Asset Sale, subject to the terms and conditions as set forth in the Exchange Agreement. The Company, and not its stockholders, will receive the stock and cash consideration from the Asset Sale described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Events – Proposed Asset Sale." The completion of the Asset Sale is subject to approval by the Company's stockholders and the satisfaction of other customary closing conditions, and there can be no assurance that the Company will be successful in obtaining stockholder approval or closing the Asset Sale on the anticipated timeline, on the terms currently contemplated, or at all.

In addition, the Company's current liquidity position and its ability to remain in compliance with the covenants of its Working Capital Facility Agreement are significantly dependent on the closing of the Asset Sale. As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $23.4 million. Based on the Company's current operating plan and projections, management believes that its cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash requirements for operations for at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, the Company's Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. Based on the Company's results of operations for the nine months ended September 30, 2026 and without additional funding from the closing of the Asset Sale or otherwise, there is a possibility the Company may not satisfy one or more covenants under its Working Capital Facility Agreement within the next twelve months, absent a waiver, consent or amendment under its Working Capital Facility Agreement. If an event of default occurs under the Working Capital Facility Agreement due to the failure to satisfy certain covenants, its lenders could declare all outstanding principal, together with accrued and unpaid interest and end of term fee, to be immediately due and payable. If the payment of the debt is accelerated, absent any additional funding, cash flows from its operations will be insufficient to repay such debt in full. Therefore, if all outstanding amounts under the Working Capital Facility Agreement are accelerated, management expects there will be substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If an event of default occurs under the 2031 Convertible Notes Purchase Agreement due to the acceleration of all outstanding amounts under the Working Capital Facility Agreement, the required purchasers under the 2031 Convertible Notes Purchase Agreement could also declare the acceleration of all outstanding amounts under the 2031 Convertible Notes, subject to applicable notice requirements and cure periods.

If the Asset Sale does not close on the anticipated timeline, on the terms currently contemplated, or at all, or the Company is unable to obtain a waiver, consent or amendment under its Working Capital Facility Agreement, the Company will require additional funding to maintain compliance with its debt covenants, which may include public or private equity financings, or securities convertible into equity securities, debt financings, or refinancing of existing debt financings, strategic transactions and collaborations or a combination of these approaches. The Company may experience difficulties in accessing the capital markets due to external factors beyond its control, such as volatility in the equity markets and general economic and market conditions, and such risks may be increased due to its inability to close the Asset Sale or obtain a waiver, consent or amendment under its Working Capital Facility Agreement. There can be no assurance that the Company will be successful in acquiring additional funding or entering into strategic transactions to maintain compliance with its debt covenants and fund its operations on terms acceptable to it, if at all. If the Company is unable to continue as a going concern, the trading price of its stock will be materially and adversely affected, existing or potential investors, business partners, customers and vendors may decline to do business with the Company or participate in any future financings, and the Company may have to liquidate its assets and receive less than the value at which those assets are carried on its financial statements, in which case, it is likely that investors will lose all or part of their investment.

The Asset Purchase Agreement contains provisions that limit the Company's ability to pursue alternatives to the Asset Sale, which could deter or discourage a competing acquirer from making a favorable alternative transaction proposal.

Under the Asset Purchase Agreement, the Company has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing proposals or to enter into discussions concerning, or provide confidential information in connection with, any competing proposals. The Company has also agreed to cease all existing discussions with third parties regarding any competing proposals. Further, the Board is required to recommend that the Company's stockholders vote in favor of the Asset Sale, subject to certain exceptions, including if the Board determines in good faith, after consulting with the Company's financial advisor and outside legal counsel, that the competing proposal is a superior proposal and determines in good faith that the failure to effect such a change in recommendation in response to such superior proposal would be reasonably likely to be inconsistent with the directors' fiduciary duties under applicable law. The Company may also terminate the Asset Purchase Agreement in order to enter into a definitive agreement providing for a superior proposal, but only if (i) the Company complied in all material respects with its obligations, including, the non-solicit provisions, set forth in the Asset Purchase Agreement with respect to the superior proposal, (ii) the Company pays a $4.0 million termination fee and (iii) the Board has authorized the Company to enter into a definitive agreement providing for the superior proposal. Such provisions of the Asset Purchase Agreement could discourage or deter a third party that may be willing to pay more than CorMedix for the Company's assets from considering or proposing such a transaction.

While the Asset Purchase Agreement is in effect, the Company is subject to restrictions on its business activities.

The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties, including covenants concerning the conduct of the Company's business prior to the closing of the Asset Sale. During the pendency of the Asset Sale, the Company has agreed, subject to certain exceptions, not to take certain actions in connection with its business and the assets to be sold. Among other things, the Company may not (i) sell, assign, transfer, lease, license or otherwise dispose of any assets to be sold, (ii) change the nature or scope of its business in any material respect, (iii) incur any obligation or liability, including indebtedness that would be assumed by CorMedix, (iv) enter into, materially modify or terminate certain material contracts, including contracts with related persons or that would restrict its business after the closing of the Asset Sale; (v) acquire businesses or assets, (vi)

commence or settle certain material legal actions or waive material claims, (vii) increase compensation or benefits or take certain other employment and labor actions, (viii) make or change material tax elections or tax accounting periods or (ix) engage in sales, pricing, discount or inventory practices outside the ordinary course of business. Due to these restrictions, the Company may be prevented from taking certain actions with respect to the conduct of its business that it might otherwise have taken if not for the Asset Purchase Agreement, including responding effectively or in a timely manner to competitive pressures and industry developments, which could have a material adverse effect on its business, results of operations, cash flows and financial condition.

Stockholder litigation could prevent or delay the closing of the Asset Sale or otherwise negatively impact the Company's business, operating results and financial condition.

During the pendency of the Asset Sale and following its closing, the Company may incur additional costs in connection with the defense or settlement of any stockholder litigation relating to the Asset Sale. Such litigation may adversely affect the Company's ability to complete the Asset Sale within the intended timeframe or at all; materially and adversely affect the trading price of the Company's common stock; may result in negative reactions from the Company's investors, business partners, customers, vendors and employees; and may impair or materially impede the Company's strategies to acquire or invest in additional businesses or assets following the closing of the Asset Sale. The Company could incur significant costs in connection with any such litigation, including costs associated with its indemnification obligations to its directors and officers.

The Company will be subject to business uncertainties while the Asset Sale is pending, which could adversely affect its business.

During the pendency of the Asset Sale, the Company may also face ongoing operational risks, including potential disruptions to business relationships with its partners and customers. Parties with which the Company has a business relationship may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to alter their present business relationships with the Company. Parties with which the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties. In addition, customers who would otherwise use the Company's products may choose not to use its products due to the uncertainty associated with the Company's business and operations during the Asset Sale and the continued availability and access to the Company's products. The pursuit of the Asset Sale will also continue to place a significant burden on the Company's internal resources and divert time and attention from the day-to-day operation of the Company's business and the execution of other strategic initiatives.

In addition, the Company has incurred, and will continue to incur, significant costs for legal, accounting, financial advisory and other professional services and other transaction costs in connection with the Asset Sale, and many of these costs are payable regardless of whether or not the Asset Sale successfully closes. Furthermore, the cash consideration from the Asset Sale is subject to adjustment based on, among other things, the amount of cash the Company has immediately following the closing of the Asset Sale. If the Company's business performance suffers or it incurs increased expenses prior to the closing of the Asset Sale, it may materially affect the cash consideration that the Company will receive upon closing of the Asset Sale and the amount of cash that would be available following the closing of the Asset Sale that will be used to acquire or invest in additional businesses or assets. Any of the foregoing could adversely affect the Company's business, results of operations, cash flows and financial condition, and the trading price of its common stock.

The Company's ability to retain key personnel may be adversely affected by the pending Asset Sale and its transition of leadership following the closing of the Asset Sale.

The uncertainty regarding the successful completion of the Asset Sale, as well as the transition of leadership following closing, may create significant doubt regarding the Company's future direction, operations and strategies. During the pendency of the Asset Sale, this uncertainty could lead to increased employee attrition and hinder the Company's ability to attract and motivate key personnel. The Company expects that its executive officers and substantially all employees will cease to be employed by the Company at or shortly after the closing of the Asset Sale and the Company will be managed by limited personnel. The Company's executive officers and other employees could terminate their employment relationship at any time. The loss of key personnel during this transition period, or the Company's inability to promptly identify suitable successors, could have an adverse effect on its business.

Risks Related to the Company's Future Operations

Following the closing of the Asset Sale, the Company will have limited operations and no material sources of revenue until it is able to acquire or invest in additional operating businesses or assets, which may negatively impact the value and liquidity of its common stock.

With the closing of the Asset Sale, the Company will exit the operation of its current biotechnology business and other historical operations, but it does not intend to liquidate and will remain a publicly traded company. Until the Company acquires or invests in additional operating businesses or assets, it will have limited operations and no material sources of revenue. The Company will retain other material assets following the closing of the Asset Sale, including the shares of CorMedix common stock issued to the Company in the Asset Sale, the right to receive future royalties, earn-out payments, significant NOLs and cash on hand. Following the closing of the Asset Sale, the Board intends to actively evaluate various strategic transactions and opportunities for the use of the proceeds of the Asset Sale, including acquiring or investing in additional businesses or assets, which may or may not be pharmaceutical or biotechnology businesses or assets. Such opportunities may include, but are not limited to, the acquisition of products, product candidates, milestone payments and royalty streams, programs or technologies as well as pursuing strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. It is currently uncertain what businesses or assets the Company may acquire or invest in following the closing of the Asset Sale, and the Board intends to evaluate opportunities to create value for the benefit of stockholders. There can be no assurances that the Board will be able to identify suitable businesses or assets that will be available for the Company to acquire or invest in, or that any assets acquired will generate the revenues anticipated or any revenue at all. If the Company is not able to acquire suitable businesses or assets, the value of its remaining tax attributes and NOLs may be limited and the value and liquidity of its common stock will be adversely affected.

Following the closing of the Asset Sale, strategic transactions could disrupt the Company's business, cause dilution to its stockholders and otherwise harm its business.

Following the closing of the Asset Sale, the Board intends to actively evaluate various strategic transactions and opportunities for the use of the proceeds of the Asset Sale, including acquiring or investing in additional businesses or assets, which may or may not be pharmaceutical or biotechnology businesses or assets. Such opportunities may include, but are not limited to, the acquisition of products, product candidates, milestone payments and royalty streams, programs or technologies as well as pursuing strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. It is currently uncertain what businesses or assets the Company may acquire or invest in following the closing of the Asset Sale, and the Board intends to evaluate opportunities to create value for the benefit of stockholders. Suitable acquisition or in-licensing opportunities on acceptable prices, terms and conditions may be limited. The acquisition or investment in additional businesses and assets following the closing of the Asset Sale will be material to the Company's financial condition and operating results and could subject the Company to a number of risks, including:

• disruption in the Company's relationships with existing strategic partners, suppliers or customers as a result of such a transaction;

• unanticipated liabilities related to acquired companies;

• difficulties integrating acquired personnel, technologies, operations, products, product candidates or programs;

• retention of key employees;

• diversion of time and focus from operating the business to management of strategic alliances or joint ventures or acquisition integration challenges;

• risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products, regulatory risks and other liabilities;

• increases in the Company's expenses and reductions in cash available for operations and other uses; and

• possible write-offs or impairment charges relating to acquired businesses and assets.

The Company faces intense competition from larger, better-resourced companies in acquiring or in-licensing promising assets. The Company also faces competition from other companies, funds and investment vehicles seeking to aggregate royalties or provide alternative financing to biotechnology companies. These competitors may have a lower cost of capital or access to greater amounts of capital and thereby may be able to successfully acquire assets that the Company may also target for acquisitions. There is a limited number of suitable and attractive acquisition or partnering opportunities available in the market, and competition to acquire such assets may be intense. In order to compete successfully, the Company may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for the Company to realize an adequate return on any acquisition. Any future acquisitions or dispositions could result in dilutive issuances of the Company's equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm the Company's financial condition or reputation. The Company cannot predict the number, timing or size of any future strategic alliances, joint ventures, investments, acquisitions or other strategic transactions, or the effect that any such transactions might have on its operating results.

The Company will continue to incur the expense of complying with public company reporting requirements following the closing of the Asset Sale.

Following the closing of the Asset Sale, the Company will remain a publicly traded company and will continue to be required to comply with the applicable reporting requirements of the Exchange Act. Compliance with such reporting requirements is economically burdensome and will require the time and attention of its remaining directors and personnel.

Following the closing of the Asset Sale, the Company may be deemed to be an investment company, and investment company status would materially restrict its operations.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 (the "1940 Act"), a company generally will be deemed to be an "investment company" if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an "investment company" for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees' securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity.

Upon consummation of the Asset Sale, the Company will need to determine whether it may be considered an "investment company" as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act. The Company does not intend to conduct its business so as to become regulated as an investment company.

The Company has been a biotechnology company since its formation. Following the closing of the Asset Sale, the Board intends to actively evaluate various strategic transactions and opportunities for the use of the proceeds of the Asset Sale, including acquiring or investing in additional businesses or assets, which may or may not be pharmaceutical or biotechnology businesses or assets, and as such, the Company does not intend to hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

Following the closing of the Asset Sale, until the Company acquires or invests in additional operating businesses or assets, it will have limited operations and no material sources of revenue. The Company will retain other material assets following the closing of the Asset Sale, including the shares of CorMedix common stock issued to the Company in the Asset Sale, the right to receive future royalties, earn-out payments, significant NOLs and cash on hand.

If the Company were to be deemed an investment company following the closing of the Asset Sale, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company's business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the company owns securities and/or cash having a value exceeding 50% of the company's total assets on either a consolidated or unconsolidated basis or (ii) the date on which the company owns or proposes to acquire investment securities having a value exceeding 40% of the value of such company's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, if the Company were to rely on Rule 3a-2, it expects that the one-year grace period would begin upon the closing of the Asset Sale, and there can be no assurances that it will be engaged primarily in a business other than that of investing, reinvesting, owning, holding, or trading in securities by the end of such period; however, Rule 3a-2 is a safe harbor and the Company may rely on any exemption or exclusion from investment company status available to it under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require the Company to take actions to dispose of securities, limit its ability to make certain investments or enter into joint ventures, or otherwise limit or change its service offerings and operations. If the Company were to be deemed an investment company in the future, it would be subject to restrictions imposed by the 1940 Act, including limitations on its ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons, which could have a material adverse effect on its business, results of operations, financial condition, and prospects.

Risks Related to Our Business

Our Products may face competition from lower-cost generic products offered by our competitors, which may limit our ability to sell our Products or require us to reduce our pricing.

Pricing for therapeutics can be extremely competitive, and strict formulary guidelines enforced by payors may create significant challenges in the acceptance and profitability of branded products. The market for generic products can be very lucrative, and it is dominated by companies that may have much larger distribution capabilities than we may have in the future. It can be very difficult to predict the timing of the launch of generic products given the commonality of litigation with manufacturers over anticipated patent expiration. Our inability to accurately foresee and plan for generic product launches that may compete with our Products may significantly impact our potential revenues from such Products. On the expiration or loss of patent protection for a branded product, or on the "at-risk" launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of a drug that may compete with one of our products, we could quickly lose a significant portion of our sales of that Product. The inability of a branded Product we may sell to successfully compete against generic products could negatively impact sales of our Product, reduce our ability to grow our business and significantly harm our business prospects.

We face competition from newly developed generic products as the Hatch-Waxman Act seeks to stimulate competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. For example, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi USA, LLC ("Fresenius Kabi") in connection with its Abbreviated New Drug Application ("ANDA"), which seeks approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of certain CINVANTI patents. While in December 2024, the District Court found that the Company's '229 Patent and '794 Patent are valid and would be infringed by Fresenius Kabi's proposed generic product, this decision is currently pending appeal and there is no guarantee that other similar or future litigation will be resolved in our favor. In addition, we filed a complaint for patent infringement of certain CINVANTI patents against Azurity Pharmaceuticals, Inc., Azurity Pharmaceuticals India LLP f/k/a Slayback Pharma India LLP, and Slayback Pharma LLC (collectively, "Azurity") in connection with its new drug application ("NDA") submission to the FDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the "FDCA"). On June 1, 2026, the District Court issued a decision holding that the Company's asserted claims of Azurity's infringement of the '255 Patent and the '520 Patent are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. On June 30, 2026, the Company appealed both final judgments to the U.S. Court of Appeals for the Federal Circuit. On July 31, 2026, the appeals were consolidated. On November 4, 2026, the briefing was completed. While the Company intends to vigorously enforce its intellectual property rights relating to CINVANTI, there can be no assurance that this matter will be resolved in the Company's favor. An adverse outcome could have a material effect on the Company's business, results of operations and financial position. In addition, the Company has entered into settlement agreements in connection with patent infringement litigations related to ANDA filings from (i) Mylan with respect to CINVANTI and APONVIE, (ii) Qilu with respect to CINVANTI and APONVIE and (iii) Baxter with respect to CINVANTI, and such settlements are not impacted by the U.S. District Court for the District of Delaware's June 1, 2026 decision on the Company's patent infringement litigation against Azurity with respect to certain CINVANTI patents. For more information about the Company;s patent litigations, see "Part I. Item 3. Legal Proceedings" in our 2025 Annual Report and "Part II. Item 1. Legal Proceedings" in subsequent Quarterly Reports on Form 10-Q.

If the Company is unsuccessful in demonstrating infringement of its patents by an ANDA or 505(b)(2) product, or the validity of the Company's patents is successfully challenged, lower-cost generic versions of our Products may be launched commercially and may compete with our Products, as they may be favored by insurers and third-party payors, which would significantly harm our business.

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

We may have to enforce and defend our intellectual property rights against third parties who infringe our patents and other intellectual property or who challenge our patents or trademarks. For example, in the U.S., manufacturers of putative generics of innovator drug products (including products in which the innovation comprises a new drug delivery method for an existing product, such as the drug delivery market occupied by us) may file Abbreviated New Drug Applications ("ANDA") (or New Drug Applications pursuant to Section 505(b)(2) of the FDCA) and, in doing so, certify that their products either do not infringe the innovator's patents and/or that the innovator's patents are invalid. Under the Hatch-Waxman Act, the owners of patents listed in the FDA's publication "Approved Drug Products With Therapeutic Equivalence Evaluations ("Orange Book") and referenced by an ANDA applicant (or a 505(b)(2) applicant) may bring a patent infringement suit, commonly known as "Paragraph IV Litigation," against the applicant after receipt of the applicant's notice of paragraph IV certification. Paragraph IV litigations, of which there are often multiple in process by several applicants covering similar patents, could result in new or additional generic competition to any of our products and our product candidates and a potential reduction in product revenue.

For example, on July 27, 2022, we filed a complaint for patent infringement of certain CINVANTI patents against Fresenius Kabi and a related entity in the District of Delaware in response to Fresenius Kabi's ANDA application seeking FDA approval to manufacture, use or sell a generic version of CINVANTI in the U.S. prior to expiration of the CINVANTI patents, including U.S. Patent Nos. 9,561,229 (the "'229 Patent") and 9,974,794 (the "'794 Patent"). While in December 2024, the District Court found that the Company's '229 Patent and '794 Patent are valid and would be infringed by Fresenius Kabi's proposed generic product, this decision is currently pending appeal and there is no guarantee that other similar or future litigation will be resolved in our favor. Similarly, on January 24, 2024, we filed a complaint for patent infringement of certain CINVANTI patents, U.S. Patent Nos. 12,115,255 (the "'255 Patent") and 12,290,520 (the "'520 Patent"), against Azurity in the District of Delaware in response to Azurity's New Drug Application ("NDA") submission to the FDA under Section 505(b)(2) of the FDCA. On June 1, 2026, the District Court issued a decision holding that the Company's asserted claims of Azurity's infringement of the '255 Patent and the '520 Patent are invalid under 35 U.S.C. § 112. The Court also entered a final judgment declaring that the asserted claims of U.S. Patent Nos. 9,561,229; 9,808,465; 9,974,742; 9,974,793; 9,974,794; 10,500,208; 10,624,850; 10,953,018; 11,173,118; and 11,744,800 are not infringed. On June 30, 2026, the Company appealed both final judgments to the U.S. Court of Appeals for the Federal Circuit. On July 31, 2026, the appeals were consolidated. On November 4, 2026, the briefing was completed. While the Company intends to vigorously enforce its intellectual property rights relating to CINVANTI, there can be no assurance that this matter will be resolved in the Company's favor. An adverse outcome could have a material effect on the Company's business, results of operations and financial position. In addition, the Company has entered into settlement agreements in connection with patent infringement litigations related to ANDA filings from (i) Mylan with respect to CINVANTI and APONVIE, (ii) Qilu with respect to CINVANTI and APONVIE and (iii) Baxter with respect to CINVANTI, and such settlements are not impacted by the District Court's June 1, 2026 decision with respect to certain CINVANTI patents. For more information about the Company's patent litigations, see "Part I. Item 3. Legal Proceedings" in our 2025 Annual Report and "Part II. Item 1. Legal Proceedings" in subsequent Quarterly Reports on Form 10-Q.

We may enter into collaborative agreements that may subject us to obligations that must be fulfilled and require us to manage complex relationships with third parties. In the future, if we are unable to meet our obligations or manage our relationships with our collaborators under these agreements our revenue may decrease. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration, requiring the Company to divert time and resources to such dispute.

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

We also rely on trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for such breach. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

We may be subject to claims that we have infringed on the intellectual property rights of others, and any litigation could force us to stop developing or selling potential products and could be costly, divert time, attention and resources and harm our business.

We must be able to develop products without infringing the proprietary rights of other parties. Because the markets in which we operate involve established competitors with significant patent portfolios, including patents relating to the composition of a variety of polymers, specific products, product groups and processing technology, it could be difficult for us to use our technologies or develop products without infringing the proprietary rights of others. Therefore, there is a risk that third parties may make claims of infringement against our products, our product candidates or our technologies. We may not be able to design around the patented technologies or inventions of others, and we may not be able to obtain licenses to use patented technologies on acceptable terms, or at all. If we cannot operate without infringing the proprietary rights of others, we will not be able to develop or commercialize some or all of our product candidates, and consequently will not be able to earn product revenue.

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

If we are required to defend ourselves in a patent-infringement lawsuit, we could incur substantial costs, and the lawsuit could divert time, attention and other resources, regardless of the lawsuit's merit or outcome. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to redesign affected products or obtain a license to continue to manufacture or market the accused product or process and any license required under any such patent may not be made available to us on acceptable terms, if at all. Competitors may sue us as a way of delaying the introduction of our products and our product candidates into the market. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the U.S. or in countries outside the U.S., or litigation against our partners may be costly and time-consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products and our product candidates. For more information about the Company's patent litigations, see "Part I. Item 3. Legal Proceedings" in our 2025 Annual Report and "Part II. Item 1. Legal Proceedings" in subsequent Quarterly Reports on Form 10-Q. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our Products and our product candidates.

Periodically, we review publicly available information regarding the development efforts of others to determine whether these efforts may violate our proprietary rights. We occasionally determine that litigation is necessary to enforce our proprietary rights against others. Such litigation can result in substantial expense, regardless of its outcome, and may not be resolved in our favor.

Risks Related to Our Financial Condition

Provisions contained in our debt instruments may have a negative impact on our business.

Our Working Capital Facility Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. Our 2031 Convertible Notes also contain provisions that trigger events of default for incurring certain additional indebtedness or any default of our obligations under certain material agreements we may enter into. As a result, we may not be able to raise funds through the issuance of additional debt in the future, which could impair our ability to finance our business obligations or pursue business expansion initiatives. In addition, our Working Capital Facility Agreement contains a minimum cash covenant, a minimum revenue covenant and a minimum EBITDA covenant. On September 17, 2026, we entered into the Fifth Amendment to the Working Capital Facility Agreement (the "Fifth Amendment to the Working Capital Facility Agreement") to the Initial Working Capital Facility Agreement, as amended by the First Amendment to the Working Capital Facility Agreement, the Second Amendment to the Working Capital Facility Agreement, the Third Amendment to the Working Capital Facility Agreement and the Fourth Amendment to the Working Capital Facility Agreement. The Fifth Amendment to the Working Capital Facility Agreement, among other things amended the terms of the September 15, 2026 payment of $4,000,000 as specified in the Fourth Amendment to the Working Capital Facility Agreement to separate the payment into a $1,000,000 payment payable on September 15, 2026 and a $3,000,000 payment payable on September 30, 2026. We completed these prepayments, together with End of Term Fees of $49,000 and $147,000, respectively, plus accrued PIK Interest due on such Prepayment with any fees associated with the Prepayment to be waived.

Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control. Based on our results of operations for the nine months ended September 30, 2026 and without additional funding from the closing of the Asset Sale or otherwise, there is a possibility we may not satisfy one or more covenants under our Working Capital Facility Agreement within the next twelve months, absent a waiver, consent or amendment under our Working Capital Facility Agreement. If an event of default occurs under the Working Capital Facility Agreement due to the failure to satisfy certain covenants, our lenders could declare all outstanding principal, together with accrued and unpaid interest and end of term fee, to be immediately due and payable. If the payment of the debt is accelerated, absent any additional funding, cash flows from our operations will be insufficient to repay such debt in full. Therefore, if all outstanding amounts under the Working Capital Facility Agreement are accelerated, management expects there will be substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If an event of default occurs under the 2031 Convertible Notes Purchase Agreement due to the acceleration of all outstanding amounts under the Working Capital Facility Agreement, the required purchasers under the 2031 Convertible Notes Purchase Agreement could also declare the acceleration of all outstanding amounts under the 2031 Convertible Notes, subject to applicable notice requirements and cure periods.

Pursuant to the Asset Purchase Agreement, a portion of the cash consideration in the Asset Sale will be used to repay all amounts outstanding under the Working Capital Facility Agreement. A portion of the stock consideration in the Asset Sale will be used to exchange all or a portion of the outstanding 2031 Convertible Notes as described in Note 8 - Long-Term Debt and Convertible

Notes to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q. The completion of the Asset Sale is subject to approval by the Company’s stockholders and the satisfaction of other customary closing conditions, and there can be no assurance that the Company will be successful in obtaining stockholder approval or closing the Asset Sale on the anticipated timeline, on the terms currently contemplated, or at all.

We may not be able to satisfy the continued listing requirements of Nasdaq to maintain a listing of our common stock.

As a company listed on the Nasdaq Capital Market, the Company must meet certain financial and liquidity criteria to maintain such listing. On June 25, 2026, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price of our common stock was below $1.00 and that we did not meet the minimum bid price required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until December 22, 2026, to regain compliance with Nasdaq's bid price requirement. If, at any time before December 22, 2026, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement. If we are unable to regain compliance during this initial 180-calendar day compliance period, we may be eligible for an additional 180-calendar day compliance period, subject to meeting other continued listing standards and providing written notice to Nasdaq of our intent to cure the deficiency.

Following the closing of the Asset Sale, the Company will have limited operations and no material sources of revenue until it is able to acquire or invest in additional operating businesses or assets, which may negatively impact the value and liquidity of its common stock. The Company will retain other material assets following the closing of the Asset Sale, including the shares of CorMedix common stock issued to the Company in the Asset Sale, the right to receive future royalties, earn-out payments, significant NOLs and cash on hand. Following the closing of the Asset Sale, the Board intends to actively evaluate various strategic transactions and opportunities for the use of the proceeds of the Asset Sale, including acquiring or investing in additional businesses or assets, which may or may not be pharmaceutical or biotechnology businesses or assets.

While the Company intends to monitor the closing bid price of its common stock and is considering its options to regain compliance on or before December 22, 2026, there are no assurances that the Company will be able to regain compliance with the minimum bid price requirement or that it would continue to meet other requirements for continued listing on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. Any perception that we may not regain compliance or a delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; limiting our ability to issue additional securities or obtain additional financing in the future; and materially impairing the closing of the Asset Sale and the acquisition or investment in additional businesses or assets following the closing of the Asset Sale. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no new Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended September 30, 2026, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

4.1

Amendment No. 1 to Tax Benefit Preservation Plan, dated August 13, 2026, by and between Heron Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to our Current Report on Form 8-K, as Exhibit 4.1, filed on August 14, 2026)

10.1+*	Development and License Agreement, dated September 23, 2026, by and among Heron Therapeutics, Inc., Long Grove Pharmaceuticals, LLC and Capstone Development Services Company, LLC

10.2+*

Fifth Amendment to the Working Capital Facility Agreement, dated September 17, 2026, by and between Heron Therapeutics, Inc., and Hercules Capital, Inc., as administrative agent, collateral agent and lender

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

Heron Therapeutics, Inc.

Date: November 9, 2026	By:	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ira Duarte
Ira Duarte
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)